Form 10-Q
period 2004-03-31
ARBOR REALTY TRUST INC
filed 2004-05-13
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32136

Arbor Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard New York, NY (Address of principal executive offices)	11553 Zip Code

(516) 832-8002

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 15,473,767 outstanding as of May 12, 2004.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

      The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.

      This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Critical Accounting Policies.”

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I.     FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
Assets:
Cash	$5,329,340	$6,115,525
Loans and investments, net	438,888,731	286,036,610
Related party loans, net	38,765,525	35,940,881
Available-for-sale securities, at fair value	57,228,551	—
Investment in equity affiliates	3,142,542	5,917,542
Other assets	6,058,973	4,153,874

Total assets	$549,413,662	$338,164,432

Liabilities and Stockholders’ Equity:
Notes payable and repurchase agreements	$381,567,687	$172,528,471
Other liabilities	12,999,982	10,888,245

Total liabilities	394,567,669	183,416,716

Minority interest	43,627,186	43,631,602
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,146,724 shares issued and outstanding	31,467	31,467
Common stock, $0.01 par value: 500,000,000 shares authorized; 8,199,567 shares issued and outstanding	81,996	81,996
Additional paid-in capital	112,215,649	112,215,649
Distributions in excess of earnings	(703,373)	(691,865)
Deferred compensation	(406,932)	(521,133)

Total stockholders’ equity	111,218,807	111,116,114

Total liabilities and stockholders’ equity	$549,413,662	$338,164,432

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Three Months Ended
March 31, 2004

(Unaudited)
Revenue:
Interest income	$8,163,391
Other income	21,104

Total revenue	8,184,495

Expenses:
Interest expense	2,623,893
Employee compensation and benefits	613,306
Stock based compensation	114,201
Selling and administrative	244,311
Management fee	293,118

Total expenses	3,888,829

Income before minority interest	4,295,666
Income allocated to minority interest	1,191,339

Net income	$3,104,327

Basic earnings per common share	$0.38

Diluted earnings per common share	$0.38

Dividends declared per common share	$0.38

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

		Preferred
	Preferred	Stock	Common	Common	Additional	Distribution
	Stock	Par	Stock	Stock Par	Paid-in	In Excess	Deferred
	Shares	Value	Shares	Value	Capital	of Earnings	Compensation	Total

	(Unaudited)
Balance at January 1, 2004	3,146,724	$31,467	8,199,567	$81,996	$112,215,649	$(691,865)	$(521,133)	$111,116,114
Stock based compensation							114,201	114,201
Distributions — common stock						(3,115,836)		(3,115,836)
Net income						3,104,328		3,104,328

Balance — March 31, 2004	3,146,724	$31,467	8,199,567	$81,996	$112,215,649	$(703,373)	$(406,932)	$111,218,807

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended
March 31, 2004

(Unaudited)
Operating activities:
Net income	$3,104,328
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	114,201
Minority interest, net	(4,416)
Changes in operating assets and liabilities:
Other assets	(1,905,099)
Other liabilities	2,111,737

Net cash provided by operating activities	3,420,751

Investing activities:
Loans and investments originated, net	(197,404,466)
Payoffs and paydowns of loans and investments	41,727,701
Securities held for sale	(57,228,551)
Investments in equity affiliates	2,775,000

Net cash used in investing activities	(210,130,316)

Financing activities:
Proceeds from notes payable and repurchase agreements	234,435,891
Payoffs and paydowns of notes payable and repurchase agreements	(25,396,675)
Distributions paid on common stock	(3,115,836)

Net cash provided by financing activities	205,923,380

Net decrease in cash	(786,185)
Cash at beginning of period	6,115,525

Cash at end of period	$5,329,340

Supplemental cash flow information:
Cash used to pay interest	$2,475,805

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 1 —	Description of Business and Basis of Presentation

      Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred equity and, in limited cases, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the period presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”).

      Subsequent to the quarter end, on April 13, 2004 the Company sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount and the Company had 15,473,767 shares of common stock outstanding after giving effect to the exercise of the over-allotment.

      The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.

      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and rule 10-01 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management’s discussion and analysis of financial condition and results of operations included in the form S-11 of Arbor Realty Trust, Inc. (file #333-110472) for the period ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

Note 2 —	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of consolidated interim financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Available-For-Sale Securities

      The Company invests in agency-sponsored whole pool mortgage related securities. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these mortgage related securities. The Company

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

will receive payments from the payments that are made on these underlying mortgage loans, which have a fixed rate of interest for three years and adjust annually thereafter. These securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for certain Investments in Debt and Equity Securities.” Unrealized losses other-than-temporary losses are recognized currently in income.

Revenue Recognition

      Interest income available-for-sale securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method, through the expected maturity date of the security. Income is not accrued on non-performing securities; cash received on such securities is treated as income to the extent of interest previously accrued.

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

      In adopting FIN 46 and FIN 46-R, the Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in the Company determining that its mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. For these investments the Company has determined that the entities have sufficient equity at risk and, accordingly, they are not VIE’s. As such, the Company has continued to account for the mezzanine loans and preferred equity investments and investments in equity investments as a loan, joint venture or real estate, as appropriate.

Note 3 —	Loans and Investments

	March 31,	December 31,
	2004	2003

Bridge loans	$210,275,171	$127,971,220
Mezzanine loans	195,509,366	124,210,000
Preferred equity investments	33,068,173	33,428,173
Other	1,958,317	1,967,867

	440,811,027	287,577,260
Unearned revenue	(1,922,296)	(1,540,650)

Loans and investments, net	$438,888,731	$286,036,610

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

Concentration of Borrower Risk

      The Company is subject to concentration risk in that, as of March 31, 2004, the unpaid principal balance related to 14 loans with four unrelated borrowers represented approximately 36.4% of total assets. The Company had 42 loans and investments as of March 31, 2004.

Note 4 —	Available-For-Sale Securities

      The following is a summary of the Company’s available-for-sale securities at March 31, 2004.

	Amortized	Estimated
	Cost	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034	$25,263,131	$25,263,131
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034	11,402,723	11,402,723
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034	20,562,697	20,562,697

	$57,228,551	$57,228,551

      The securities were purchased on March 31, 2004, and as such there was no unrealized gain or loss as of March 31, 2004.

      These securities are pledged as collateral for borrowings under a repurchase agreement — See Note 5.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

Note 5 —	Notes Payable and Repurchase Agreements

      The Company utilizes warehouse lines of credit and repurchase agreements to finance its loans and investments. Borrowings underlying these arrangements are secured by substantially all the Company’s loans and investments.

	March 31,	December 31,
	2004	2003

Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 3.64% and 3.54%, respectively	$132,292,441	$58,630,626
Repurchase agreement, financial institution, $100 million committed line, expiration December 2004, interest is variable based on one-month LIBOR; the weighted average note rate was 3.60% and 3.41%, respectively	48,930,218	63,722,845
Repurchase agreement, financial institution, $250 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 3.18% and 3.71%, respectively	200,345,028	50,175,000
Repurchase agreement, financial institution, $50 million committed line, expiration November 2005, interest rate variable based on one-month LIBOR	—	—

Notes payable and repurchase agreements	$381,567,687	$172,528,471

      The $250 million repurchase agreement includes $55.5 million of borrowings associated with the purchase of securities available-for-sale. These borrowings equal 97% of the purchase price of the securities and bear interest at a rate of one month LIBOR plus .10%. If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.

      The $250 million structured transaction facility contains profit-sharing arrangements between the Company and the lender, which provide for profit sharing percentages ranging from 17.5% to 45.0% of net interest income of the loans and investments financed. This cost is included in interest expense.

      Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company is in compliance with all covenants and restrictions for the period presented.

Note 6 —	Minority Interest

      On July 1, 2003, Arbor Commercial mortgage, LLC (“ACM”) contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and entitles ACM to a 28% profits interest in the Company, which is recorded under the equity method. On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. These transactions resulted in ACM’s profits interest in the Company being reduced to 17%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

Note 7 —	Commitments and Contingencies

Litigation

      In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 8 —	Stockholders’ Equity

Common Stock

      The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share.

      The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

      On July 1, 2003 the Company completed a private placement for the sale of 1,610,000 units (including an over-allotment option), each consisting of five shares of the Company’s common stock and one warrant to purchase one share of common stock, at $75.00 per unit, for proceeds of approximately $110.1 million, net of expenses. 8,050,000 shares of common stock were sold in the offering. In addition, the Company issued 149,500 shares of stock under the stock incentive plan.

      Subsequent to the quarter end, on April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount and the Company had 15,473,767 shares of common stock outstanding after giving effect to the over-allotment.

Note 9 —	Related Party Transactions

      Related Party Loans:

	March 31,	December 31,
	2004	2003

Bridge loans	$30,938,522	$30,809,391
Mezzanine loans	7,827,003	5,131,490

Related party loans, net	$38,765,525	$35,940,881

      ACM, the manager of the Company, has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At March 31, 2004, ACM’s investment in this joint venture was approximately $2.6 million. At March 31, 2004, the Company had a $16.0 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by the chief executive officer of the Company and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. The Company agreed to provide the borrower with additional

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

mezzanine financing in the amount of up to $8.0 million of which $7.8 million was funded as of March 31, 2004. The mezzanine financing requires interest payments based on one month LIBOR and matures in May 2006. This additional financing is secured by a second mortgage lien on the property. Interest income recorded from these loans was approximately $311,000 for the three months ended March 31, 2004.

      As of March 31, 2004, the Company had a $13.75 million first mortgage loan and a $1.2 million second mortgage loan (of which $1.16 million was funded as of March 31, 2004), each of which bears interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005, outstanding to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the borrower and that institution. Interest income recorded from these loans was approximately $201,000 for the three months ended March 31, 2004.

Note 10 —	Distributions

      The Company made distributions of $0.38 per share of common stock on March 26, 2004, payable with respect to the three months ended March 31, 2004 to stockholders of record at the close of business on March 18, 2004.

Note 11 —	Management Agreement

      The Company and ARLP have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM a base management fee and incentive compensation fee. No incentive compensation was earned or paid for the three months ended March 31, 2004.

THE STRUCTURED FINANCE BUSINESS OF

ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF REVENUE AND DIRECT OPERATING EXPENSES

Three Months Ended
March 31, 2003

(Unaudited)
Revenue:
Interest income	$3,406,481
Other income	1,211,715

Total revenue	4,618,196

Direct operating expenses:
Interest expense	1,621,688
Employee compensation and benefits	888,278
Selling and administrative	189,904

Total direct operating expenses	2,699,870

Revenue in excess of direct operating expenses	$1,918,326

See notes to consolidated financial statement.

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
For the Three Months Ended March 31, 2003
(Unaudited)

Note 1 — Description of Business and Basis of Presentation

      On July 1, 2003, Arbor Commercial Mortgage, LLC (“ACM”) contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of Arbor Realty Trust, Inc. (“ART”). In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business (“SF Business”). Through its SF Business, ACM invested in real estate related bridge and mezzanine loans, preferred equity and other real estate related assets.

      The SF Business of ACM is not a legal entity and the assets and liabilities associated with the SF Business are components of a larger business. Accordingly, the information included in the accompanying consolidated interim financial statements has been obtained from ACM’s consolidated historical accounting records. The SF Business never operated as a separate business entity or division of ACM, but rather as an integrated part of ACM’s consolidated business. Accordingly, the statement of revenue and direct operating expenses do not include charges from ACM for corporate general and administrative expense because ACM considered such items to be corporate expenses and did not allocate them to individual business units. Such expenses included costs for ACM’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs.

      The statement of revenue and direct operating expenses include the revenue and direct operating expenses that relate to the SF Business. Direct operating expenses include interest expense applicable to the funding costs of the SF Business loans and investments, salaries and related fringe benefit costs, provision for loan losses and other expenses directly associated with revenue-generating activities. Direct operating expenses also include allocations of certain expenses, such as telephone, office equipment rental and maintenance, office supplies and marketing, which were directly associated with the SF Business and were allocated based on headcount of the SF Business in relation to the total headcount of ACM. All of these allocations are based on assumptions that management believes are reasonable under the circumstances.

      The statement of revenue and direct operating expenses do not purport to be a complete presentation of the historical results of operations of the SF Business. The historical operating results of the SF Business may not be indicative of the future operating results of ART. The accompanying consolidated interim financial statements were prepared for inclusion in the Form 10-Q of ART and do not purport to reflect the results of operations that would have resulted if the SF Business had operated as an unaffiliated independent company.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

      The preparation of consolidated interim financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      The revenue recognition policies of the SF Business are as follows:

Interest income — Interest income is recognized on the accrual basis as it is earned. In most instances, the borrower pays an origination fee, an additional amount of interest at the time the loan is closed, and deferred interest upon maturity of the loan. This additional income, as well as any direct loan

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

For the Three Months Ended March 31, 2003
(Unaudited)

origination costs incurred, is deferred and recognized over the life of the related loan as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income is recognized only upon actual receipt.

Other income — Other income includes several types of income, which are recorded upon receipt. Certain of the loans and investments of the SF Business provide for additional payments based on the borrower’s operating cash flow, appreciation of the underlying collateral, payments calculated based on the timing of when the loan pays off and changes in interest rates. Such amounts are not readily determinable and are recorded as other income upon receipt.

Income Taxes

      No provision or benefit for income taxes has been provided in the accompanying consolidated financial statements due to the fact that the SF Business was not operated as a stand-along unit and no allocation of ACM’s income tax provision/benefit has been made to the SF Business. ACM is a limited liability company (which is taxed as a partnership), and accordingly, the taxable income or loss of ACM is included in the federal and state income tax returns of ACM’s individual members.

Note 3 — Commitments and Contingencies

Litigation

      In the normal course of business, ACM is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of ACM or the SF Business.

Note 4 — Subsequent Events

      In June 2003 ART, a real estate investment trust, was formed to invest in structured finance assets, particularly real estate related bridge and mezzanine loans, preferred equity and, in limited cases, discounted mortgage notes and other real estate related assets. On July 1, 2003, in exchange for a commensurate equity ownership in ART’s operating partnership ARLP, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent the substantial portion of the SF Business.

      On July 1, 2003 ART completed a private placement of ART’s units, each consisting of five shares of common stock and one warrant to purchase one share of common stock. Gross proceeds from the private financing combined with the concurrent equity contribution by ACM totaled approximately $164 million in equity capital. ART will be externally managed and advised by ACM and will pay ACM a management fee in accordance with the management agreement. ACM will also originate, underwrite and service all structured finance assets on behalf of ARLP.

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

For the Three Months Ended March 31, 2003
(Unaudited)

Note 5 — Unaudited Pro Forma Consolidated Financial Information

      In June, 2003 ACM formed ART, a real estate investment trust, to operate and expand its SF Business. On July 1, 2003, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of ART. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of the SF Business.

      ART is externally managed and advised by ACM and pays ACM a management fee in accordance with the terms of the management agreement among ACM, ART and ARLP. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated interim financial statements would have been affected had ART been formed at an earlier time. Employee compensation and benefits expense would have decreased by $449,143 for the three months ended March 31, 2003 because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $29,676 for the three months ended March 31, 2003.

      In accordance with the terms of the management agreement, ACM receives a management fee, composed of a base management fee and incentive compensation. At least 25% of this incentive compensation is paid to ACM in shares of ART’s common stock, subject to ownership limitations in ART’s charter. ART has also agreed to share with ACM a portion of the origination fees that it receives on loans it originates through ACM.

      This pro forma information does not reflect the results of the private financing. However, gross proceeds from the private financing totaled $120.2 million, which combined with ACM’s equity contribution of $43.9 million, resulted in total contributed capital of $164.1 million. Offering expenses of $10.1 million were paid by ART, resulting in stockholders equity and minority interest of ART of $154.0 million at its inception.

      The pro forma consolidated interim financial information is limited to adjustments that are directly attributable to the private placement, expected to have a continuing impact on ART and are factually supportable. These adjustments are based on the assumption that certain compensation and benefits expenses and certain selling and administrative expenses incurred by the SF Business would not have been incurred if ART had been in operation during the periods presented. The pro forma financial results do not include what the impact would have been had the gross proceeds from the private financing been available to ACM during the entire period. Had these proceeds been available to the ACM during the entire period, there would have been an impact on certain revenues and expenses, including the management fees payable pursuant to the management agreement. The management fees are calculated based on such factors as funds from operations and the equity of ARLP, each as defined in the management agreement. Such amounts represent speculative and forward-looking information that is not factually supportable.

      The financial statements of the SF Business include the results of operations of the structured finance business segment of ACM and are not limited to the results of the structured finance assets that were transferred to ART. In addition, ACM retained certain transactions in its structured finance portfolio, primarily because they were not deemed to be suitable investments for ART. Had these retained assets been excluded from the financial statements of the SF Business, additional adjustments to the expense base would have been necessary to estimate what expenses would have been had these assets not been in the portfolio. Such adjustments would have been speculative. Lastly, operating results for assets that matured before the contribution of structured finance assets to ART, but were in the portfolio of assets of the SF Business during the reporting period are also included in these statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

      You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes included herein.

Overview

      We are a Maryland corporation that was formed in June 2003 to invest in real estate-related bridge and mezzanine loans, preferred equity and, in limited cases, discounted mortgage notes and other real estate-related assets. We also invest in mortgage-related securities. We conduct substantially all of our operations through our operating partnership.

      Our operating performance is primarily driven by several factors:

•	Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets increases, this will have a positive impact on earnings. Similarly, if the cost of borrowings decreases, this will have a positive impact on earnings. Conversely, if the yield earned on our assets decreases, or the cost of our borrowings increases, this will have a negative impact on earnings. Net interest income is also directly impacted by the size of our asset portfolio.

•	Credit quality of our assets — Effective asset and portfolio management is essential to maximizing the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings.

•	Cost control — We seek to minimize our operating costs, which consist primarily of employee compensation and related costs and other general and administrative expenses. As the size of the portfolio increases, certain of these expenses, particularly employee compensation expenses, may increase.

      We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.

      Subsequent to the quarter end, on April 13, 2004, we sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down indebtedness. After giving effect to this offering, we had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. We received net proceeds of approximately $9.8 million after deducting the underwriting discount and we had 15,473,767 shares of common stock outstanding after giving effect to the over-allotment.

Changes in Financial Condition

      During the quarter, we originated nine loans and investments totaling $212.3 million, of which $193.2 million was funded. Of the new loans, five were bridge loans totaling $105.4 million, three were mezzanine loans totaling $75.3 million and one loan was a junior participating interest for $12.5 million. We have received full satisfaction of two loans totaling $17.9 million and partial repayment on two loans totaling $22.7 million.

      In addition, in March 2004, we purchased $57.4 million (including 0.1 million of purchased interest) of agency-sponsored whole pool mortgage related securities. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these mortgage related securities. We will receive payments from the payments that are made on these underlying mortgage loans. The loans have a fixed rate of interest for three years and adjust annually thereafter. These loans have a weighted average coupon rate of 3.79%. Of these mortgage-related securities, $20.6 million were issued by FNMA and $36.7 million were issued by FHLMC. We financed $55.5 million under our existing $250 million master repurchase agreement at one month LIBOR plus 0.10% and funded the remaining $1.9 million with our own capital.

      Our loan portfolio balance at March 31, 2004 was $477.7 million, with a weighted average current interest pay rate of 7.31%, as compared to $323.5 million with a weighted average interest pay rate of 7.49% at December 31, 2003. At the same dates, advances on financing facilities totaled $326.1 million, with a weighted average funding cost of 3.53% and $172.5 million, with a weighted average funding cost of 3.40%, respectively.

Sources of Operating Revenues

      We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the quarter ended March 31, 2004, interest represented approximately 100% of our total revenues. We provide bridge loans secured by first lien mortgages on the property to borrowers who are typically seeking short term capital to be used in an acquisition of property. The bridge loans we make typically range in size from $1 million to $30 million and have terms of up to seven years. We provide real property owners with mezzanine loans that are secured by pledges of ownership interests in entities that directly or indirectly control the real property or second mortgages. These loans typically range in size from $2 million to $30 million and have terms of up to seven years. We also make preferred equity investments in entities that directly or indirectly own real property.

      We also derive operating revenues from other income that represents miscellaneous asset management fees associated with our loans and investments portfolio. For the quarter ended March 31, 2004, revenue from other income was $21,000.

      We will also derive interest income from our investments in mortgage related securities.

Gain on Sale of Loans and Real Estate and Income from Equity Affiliates

      We may derive income from the gain on sale of loans and real estate. We may acquire (1) real estate for our own investment and, upon stabilization, disposition at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio.

      We may also derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. Such investments are recorded under the equity method. We record our share of net income from the underlying properties in which we invest through these joint ventures.

Critical Accounting Policies

      Refer to the section of our Registration Statement on Form S-11 (No. 333-110472) declared effective on April 6, 2004 by the SEC (the “Registration Statement”) entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2004, there was one new critical accounting policy, which is listed below. In addition there were no material changes to critical accounting policies disclosed in the Registration Statement.

Available-For-Sale Securities

      We invest in agency-sponsored whole pool mortgage related securities. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these mortgage related securities. We will receive payments from the payments that are made on these underlying mortgage loans, which have a fixed rate of interest for three years and adjust annually thereafter. These securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized losses other-than-temporary losses are recognized currently in income. These available for sale securities are pledged as collateral for borrowings under a repurchase agreement “See Liquidity and Capital Resources.”

Revenue Recognition

      Interest income available-for-sale securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method, through the expected maturity date of the security. Income is not accrued on non-performing securities; cash received on such securities is treated as income to the extent of interest previously accrued.

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

      In adopting FIN 46 and FIN 46-R, we have evaluated our loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in us determining that our mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. For these investments, we have determined that the entities have sufficient equity at risk and, accordingly, they are not VIE’s. As such, we have continued to account for the mezzanine loans and preferred equity investments and investments in equity investments as a loan, joint venture or real estate, as appropriate.

Results of Operations

For the Three Months Ended March 31, 2004

      The following table sets forth our results of operations for the three months ended March 31, 2004:

Three Months Ended
March 31, 2004

Revenue:
Interest income	$8,163,391
Other income	21,104

Total revenue	8,184,495

Expenses:
Interest expense	2,623,893
Employee compensation and benefits	613,306
Stock based compensation	114,201
Selling and administrative	244,311
Management fee	293,118

Total expenses	3,888,829

Income before minority interest	4,295,666
Income allocated to minority interest	1,191,339

Net income	$3,104,327

      Revenue. Interest income was $8.2 million. The average balance of the loan and investment portfolio was $406.9 million during the quarter ended March 31, 2004. The average yield on these assets was 7.94%.

      Other income was $21,000, which represents miscellaneous asset management fees associated with our loans and investments portfolio.

      Expenses. Interest expense was $2.6 million. The average balance of debt financing was $250.2 million during the quarter ended March 31, 2004. The average cost of these borrowings was 4.15%. Our average leverage for the quarter ended March 31, 2004 was 61%, resulting in our interest margin on a levered basis being 14.14%.

      Employee compensation and benefits expense was $613,000, which represents salaries, benefits and incentive compensation for the 16 employees employed by us during the quarter ended March 31, 2004.

      Stock-based compensation expense was $114,000. This expense represents the cost of restricted stock granted to certain of our employees, executive officers and directors and certain executive officers and employees of our manager. Of the total shares granted, two-thirds of the shares granted vested immediately and the remaining one-third will vest over three years. The amount of compensation expense recorded for the quarter ended March 31, 2004 represents a ratable portion of the expense of the unvested shares.

      Selling and administrative expense was $244,000. This amount is comprised primarily of professional fees, including legal and accounting services, insurance expense and director’s fees.

      Management fees were $293,000. This amount represents the base management fee as provided for in the management agreement with our manager. The management agreement also provides for incentive compensation; however, the requirements for incentive compensation were not satisfied and no incentive compensation was recorded in the period.

      Income Allocated to Minority Interest. Income allocated to minority interest was $1.2 million. This amount represents the portion of our income allocated to our manager, which owns a 28% limited partnership interest in our operating partnership and was allocated 28% of our income for the quarter ended March 31, 2004.

Liquidity and Capital Resources

Sources of Liquidity

      Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering in April 2004, borrowings under credit agreements, net cash provided by operating activities, repayments of outstanding loans and investments and the issuance of common, convertible and/or preferred equity securities.

      On April 13, 2004, we sold 6,750,000 shares of our common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down indebtedness. In addition, on May 6, 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. We received net proceeds of approximately $9.8 million after deducting the underwriting discount.

      We also maintain liquidity through one warehouse credit agreement and two master repurchase agreements with three different financial institutions.

      We have a $250.0 million warehouse credit agreement with a financial institution, dated as of July 1, 2003, with a term of three years. In the event this facility is not renewed, we have nine months to repay all outstanding advances. In addition to LIBOR-based interest obligations, this warehouse credit facility includes a profit sharing agreement, whereby the institution shares in the net interest spread of the assets financed. The profit sharing component represents the percentage of the net profits earned over the life of a loan that are payable to the lender upon repayment of the underlying investment. Net profits are based on interest income, interest expense and deferred interest payable at repayment of an investment. On March 31, 2004, the outstanding balance under this facility was $132.3 million.

      We have a $100.0 million master repurchase agreement with a second financial institution, dated as of November 18, 2002, with a one-year term, renewable annually. On March 31, 2004, the outstanding balance under this facility was $48.9 million.

      We have a $50.0 million master repurchase agreement with a third financial institution, dated as of July 1, 2003, which matures in November 2005. This facility has not yet been utilized.

      We have a $250.0 million master repurchase agreement with a fourth financial institution, dated as of December 23, 2003, with a term of three years and an interest rate based on LIBOR. On March 31, 2004, the outstanding balance under this facility was $200.3 million. Included in the $200.3 million outstanding on March 31, 2004 were $55.5 million of borrowings associated with the purchase of securities available-for-sale. These borrowings equal 97% of the purchase price of the securities and bear interest at a rate of one month LIBOR plus ..10%. If the estimated fair value of the securities decreases, we may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.

      The warehouse credit agreement and the three master repurchase agreements require that we pay interest monthly, based on our pricing over LIBOR. The amount of our pricing over LIBOR varies depending upon the structure of the loan or investment financed pursuant to the warehouse credit agreement or the master repurchase agreement. Our pricing over LIBOR is summarized in the table on the following page.

      The warehouse credit agreement and the three master repurchase agreements require that we pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.

      We believe our existing sources of funds will be adequate for purposes of meeting our short-term liquidity (within one year) and long-term liquidity needs. These liquidity needs, which are present in the short-term and long-term, include ongoing commitments to repay borrowings, fund future investments, fund operating costs and fund distributions. Our loans and investments are financed under existing credit facilities and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return. Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing. If we are unable to renew our sources of financing on substantially similar terms or at all it would have an adverse effect on our business and results of operations. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

      The maximum borrowing capacities, advance rates and other principal terms of our credit facilities are listed below (LIBOR refers to one-month LIBOR). These facilities have an aggregate capacity of $650 million and as of March 31, 2004, borrowings were approximately $382 million.

	Warehouse		Repurchase	Repurchase	Repurchase
	Facility		Agreement	Agreement	Agreement

Total facility amount	$250,000,000		$100,000,000	$50,000,000	$250,000,000
Sublimits based on investment type	$125,000,000		N/A	$50,000,000	N/A
Bridge loan sublimit amount maximum advance rate(1)	85	%(2)	80%	80%	70%-80	%(3)
Pricing over LIBOR	2.00%		2.00%	1.25%	1.75%- 2.875	%(3)
Profit share(4)	20.0%
Mezzanine loans/preferred equity	$175,000,000		$25,000,000	$50,000,000	$90,000,000
Sublimit amount
Maximum advance rate(1)	80	%(5)	65%	75%	55%-70	%(3)
Pricing over LIBOR	2.75%		2.75%	2.50%	2.10%- 3.225	%(3)
Profit share(4)	20.0%
Note acquisitions sublimit amount	$125,000,000
Maximum advance rate(5)	80	%(6)
Pricing over LIBOR	2.50%
Property acquisitions total line	$125,000,000
Maximum advance rate	80%
Pricing over LIBOR	2.50%
Financial covenants:
Minimum net worth	$115,000,000	(7)	$45,000,000 (7)	(8)	$75,000,000
Leverage (debt to net worth) ratio must not exceed	6 to 1		8 to 1	6 to 1	4 to 1
Minimum liquidity(9)	$3,000,000		N/A	N/A	$15,000,000

(1)	Advance rates for certain investments funded under the credit facilities are negotiated on an individual basis and may differ from the maximum advance rate listed.

(2)	Maximum loan amount advanced per bridge loan equal to $20.0 million.

(3)	Advance rates and pricing over LIBOR vary due to the type of asset financed.

(4)	Certain investments are financed under prior profit sharing agreements between the financial institution and Arbor Commercial Mortgage with profit sharing percentages ranging from 17.5% to 45.0% of net interest income of the loans and investments financed.

(5)	Maximum loan amount advanced per mezzanine loan equal to $20.0 million.

(6)	Maximum loan amount advanced per acquisition equal to $20.0 million.

(7)	Minimum net worth is defined as net worth of our operating partnership.

(8)	Minimum net worth is equal to 75% of the highest level reached over the preceding twelve consecutive calendar months.

(9)	Minimum liquidity is defined as liquid assets and available financing under the facilities.

      In addition to the financial covenants presented in the table above, our warehouse credit agreement and master repurchase agreements contain covenants that prohibit us from effecting a change in control or disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. Furthermore, the credit facilities include various covenants not deemed to be restrictive including preservation of company existence, conduct of business, compliance with applicable laws, financial statement reporting requirements, maintenance of paper records and files and loan performance and servicing date reporting requirements. If we violate these covenants in any of these agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. As of March 31, 2004, we are in compliance with all covenants and restrictions.

Related Party Transactions

      Arbor Commercial Mortgage, LLC (“ACM”), our manager, has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At March 31, 2004, ACM’s investment in this joint venture was approximately $2.6 million. At March 31, 2004, we had a $16.0 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by our chief executive officer and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. We agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million, of which $7.8 million was funded as of March 31, 2004. The mezzanine financing requires interest payments based on one month LIBOR and matures in May 2006. This additional financing is secured by a second mortgage lien on the property. Interest income recorded from these loans was approximately $311,000, for the three months ended March 31, 2004.

      As of March 31, 2004, we had a $13.75 million first mortgage loan and a $1.2 million second mortgage loan (of which $1.16 million was funded as of March 31, 2004), each of which bears interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005, outstanding to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and that institution. Interest income recorded from these loans was approximately $201,000 for the three months ended March 31, 2004.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS OF THE STRUCTURED FINANCE BUSINESS OF
ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES

      You should read the following discussion in conjunction with the unaudited consolidated interim financial statement, and related notes included herein.

Overview and Basis of Presentation

      On July 1, 2003, Arbor Commercial Mortgage, LLC (“ACM”) contributed a portfolio of structured finance investments and related liabilities to our operating partnership. In addition, certain employees of Arbor Commercial Mortgage related to its structured finance business became our employees. These assets, liabilities and employees represented a substantial portion of ACM’s structured finance business (the “SF Business”), which historically invested in real estate related bridge and mezzanine loans, preferred equity and other real estate related assets.

      The SF Business is not a separate legal entity and the assets and liabilities associated with Arbor Commercial Mortgage’s structured finance business are components of a larger business. We obtained the information in the consolidated financial statements included elsewhere in this 10-Q from ACM’s consolidated historical accounting records.

      The SF Business never operated as a separate business segment or division of ACM, but as an integrated part of ACM’s consolidated business. Accordingly, the statement of revenue and direct operating expenses do not include charges from ACM for corporate general and administrative expense because ACM considered such items to be corporate expenses and did not allocate them to individual business units. These expenses included costs for ACM’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs.

      The information in the statement of revenue and direct operating expenses include the revenue and direct operating expenses that relate to the SF Business. Direct operating expenses include interest expense applicable to the funding costs of the SF Business loans and investments, salaries and related fringe benefit costs, provision for loan losses and other expenses directly associated with revenue-generating activities. Direct operating expenses also include allocations of certain expenses, such as telephone, office equipment rental and maintenance, office supplies and marketing, which were directly associated with the SF Business and were allocated based on headcount of the SF Business in relation to the total headcount of ACM. All of these allocations are based on assumptions that management believes are reasonable under the circumstances.

      The statement of revenue and direct operating expenses due not purport to be a complete presentation of the historical results of operations of the SF Business. The historical operating results of the SF Business may not be indicative of our future operating results. The accompanying consolidated interim financial statements were prepared for inclusion in this Form 10-Q and do not purport to reflect the results of operations that would have resulted if the SF Business had operated as an unaffiliated independent company.

Sources of Operating Revenues

      ACM derives its operating revenues primarily from interest received from making real estate related bridge and mezzanine loans and preferred equity investments. ACM provides bridge loans secured by first lien mortgages on the property to borrowers who are typically seeking short term capital to be used in an acquisition of property. The bridge loans ACM makes typically range in size from $1 million to $25 million and have terms of up to seven years. ACM provides real property owners with mezzanine loans that are secured by pledges of ownership interests in entities that directly or indirectly control the real property or second mortgages. These loans typically range in size from $2 million to $15 million and have terms of up to seven years. ACM also makes preferred equity investments in entities that directly or indirectly own real property. Interest represented 74% of total revenue for the three months ended March 31, 2003.

      ACM also derives operating revenue from other income that includes several types of income that are recorded upon receipt. Certain of ACM’s loans and investments provide for additional payments based on the borrower’s operating cash flow, appreciation of the underlying collateral, payments calculated based on timing of when the loan pays off and changes in interest rates. Such amounts are not readily determinable and are recorded as other income upon receipt. Other income also includes the recognition of deferred revenue on loans that prepay, asset management fees related to our loans and investment portfolio and satisfactions on impaired loans in excess of carrying values. Other income represented 26% of total revenue for the three months ended March 31, 2003.

Significant Accounting Estimates and Critical Accounting Policies

      Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Form 10-Q. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this Form 10-Q and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Revenue Recognition

      The revenue recognition policies for the SF Business are as follows:

      Interest Income. Interest income is recognized on the accrual basis as it is earned. In most instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity of the loan. This additional income as well as any direct loan origination costs incurred, is deferred and recognized over the life of the related loan as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income is recognized only upon actual receipt.

Results of Operations

Three Months Ended
March 31, 2003

Revenue:
Interest income	$3,406,481
Other income	1,211,715

Total revenue	4,618,196

Direct operating expenses:
Interest expense	1,621,688
Employee compensation and benefits	888,278
Selling and administrative	189,904

Total direct operating expenses	2,699,870

Revenue in excess of direct operating expenses	$1,918,326

      Interest income was $3.4 million. The average balance of the loan and investment portfolio was $197.5 million during the quarter ended March 31, 2003. The average yield on these assets was 6.90%.

      Other income was $1.2 million, which represents (a) increased funds received on paid off loans of $539,000 (b) the partial satisfaction of an impaired loan for an amount $350,000 in excess of the loan’s carrying value resulting in the recognition of other income for this amount (c) increased accelerated amortization of revenue of $197,000 on loans with early payoffs and (d) asset management fees of $126,000 earned on our loan and investment portfolio.

      Interest expense was $1.6 million. The average balance of debt financing was $143.1 million during the quarter ended March 31, 2003. The average cost of these borrowings was 4.53%.

      Employee compensation and benefits was $888,000, which represents salaries, benefits and incentive compensation for the employees related to the origination and asset management of our loans and investments.

      Selling and administrative expenses was $190,000, which represents legal, travel, meals and entertainment and marketing expenses associated with our lending and investment activities.

Pro Forma Effect of Arbor Commercial Mortgage’s Asset Contribution on Results of Operations

      We were formed in June 30, 2003 by ACM to operate and expand SF Business. On July 1, 2003, ACM contributed a portfolio of structured finance investments and related debt to Arbor Realty Limited Partnership (“ARLP”), our operating partnership. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of the SF Business.

      We are externally managed and advised by ACM and pay ACM a management fee in accordance with the terms of the management agreement among us. ACM and ARLP. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated interim financial statements would have been affected had we been formed at an earlier time. Employee compensation and benefits expense would have decreased by $449,143 for the three months ended March 31, 2003 because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $29,676 for the three months ended March 31, 2003.

      In accordance with the terms of the management agreement, ACM receives a management fee, composed of a base management fee and incentive compensation. At least 25% of this incentive compensation is paid to ACM in shares of our common stock, subject to ownership limitations in ART’s charter. We have also agreed to share with ACM a portion of the origination fees that we receive on loans we originate through ACM.

      This pro forma information does not reflect the results of the private financing. However, gross proceeds from the private financing totaled $120.2 million, which combined with ACM’s equity contribution of $43.9 million, resulted in total contributed capital of $164.1 million. Offering expenses of $10.1 million were paid by us, resulting in our stockholders equity and minority interest of $154.0 million at our inception.

      The pro forma consolidated interim financial information is limited to adjustments that are directly attributable to the private placement, expected to have a continuing impact on us and are factually supportable. These adjustments are based on the assumption that certain compensation and benefits expenses and certain selling and administrative expenses incurred by the SF Business would not have been incurred if we had been in operation during the periods presented. The pro forma financial results do not include what the impact would have been had the gross proceeds from the private financing been available to ACM during the entire period. Had these proceeds been available to ACM during the entire period, there would have been an impact on certain revenues and expenses, including the management fees payable pursuant to the management agreement. The management fees are calculated based on such factors as funds from operations and the equity of ARLP, each as defined in the management agreement. Such amounts represent speculative and forward-looking information that is not factually supportable.

      The financial statements of the SF Business include the results of operations of the structured finance business segment of ACM and are not limited to the results of the structured finance assets that were transferred to us. In addition, ACM retained certain transactions in its structured finance portfolio, primarily because they were not deemed to be suitable investments for us. Had these retained assets been excluded from the financial statements of the SF Business, additional adjustments to the expense base would have been necessary to estimate what expenses would have been had these assets not been in the portfolio. Such adjustments would have been speculative. Lastly, operating results for assets that matured before the contribution of structured finance assets to us, but were in the portfolio of assets of the SF Business during the reporting period are also included in these statements.

Liquidity and Capital Resources

      Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments and other general business needs. On July 1, 2003, ACM contributed a portfolio of structured finance investments and related liabilities to our operating partnership. In addition, certain employees of ACM became our employees. These assets, liabilities and employees represented a substantial portion of the structured finance business of ACM.

      On July 1, 2003 we completed the private placement, resulting in gross proceeds of $120.2 million. Gross proceeds from the private placement combined with the concurrent equity contribution by ACM totaled approximately $164.1 in equity capital.

      Subsequent to and as a result of the private placement, substantially all of the operations of the SF Business have been conducted by us. Therefore, a description of the liquidity and capital resources of the SF Business is not presented. A description of our liquidity and capital resources is presented in the section of this Form 10-Q entitled “Management’s Discussion & Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Liquidity and Capital Resources.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk, interest rate risk, market value risk and prepayment risk.

Real Estate Risk

      Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such and energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.

Interest Rate Risk

      Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

      Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. Based on the loans and liabilities as of March 31, 2004, and assuming the balances of these loans and liabilities remain unchanged for the subsequent months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $130,000 because the principal amount of loans that would be subject to an interest rate adjustment under this scenario are less than the amount of liabilities that would subject to an interest rate adjustment. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $1.8 million because the principal amount of loans currently subject to interest rate floors (and, therefore, would not be subject to a downward interest rate adjustment) exceeds the amount of liabilities currently subject to interest rate floors. As the size of the portfolio increases and the percentage of borrowings as a percent of loans increases, a change in interest rates may have a negative impact on our net income.

      In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

      We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .10%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction our net interest income and cash flows related to these securities. Based on the securities and borrowings as of March 31, 2004, and assuming the balances of these securities and borrowings remain unchanged for the subsequent months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $555,000. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $555,000.

Market Value Risk

      Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rare environment, the estimated fair value of these securities would be expected to increase.

Prepayment Risk

      As we receive repayments of principal on these securities, premiums paid on such securities are amortized against interest income using the effective yield method through the expected maturity dates of the securities. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the securities.

Item 4.	CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls procedures, our management recognized that any controls and procedures no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

      There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

      Not applicable.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES

      (d) Use of Proceeds

      On April 6, 2004, the Securities and Exchange Commission declared effective a registration statement of Arbor Realty Trust, Inc. (the “Company”) on Form S-11 (File No. 333-110472) (the “Registration Statement”), relating to (1) the Company’s initial public offering (the “IPO”) of up to 7,187,500 shares of common stock, par value $0.01 per share (the “Common Stock”) through underwriters, of which Wachovia Capital Markets, LLC, UBS Securities LLC and JMP Securities LLC acted as managing underwriters, including 937,500 shares of Common Stock pursuant an over-allotment option granted to the underwriters, (2) the offering by a selling stockholder of 22,500 shares of Common Stock through underwriters and (3) the Company’s direct offering of 500,000 shares of Common Stock to Kojaian Ventures, L.L.C., an entity wholly-owned by C. Michael Kojaian, one of its directors (the “Kojaian Offering”, and together with the IPO, the “Concurrent Offerings”).

      On April 13, 2004, the Company issued a total of (1) 6,250,000 shares of Common Stock in the IPO (the “Initial IPO Shares”), at a price to the public of $20.00 per share, and (2) 500,000 shares of Common Stock in the Kojaian Offering, at a price of $20.00 per share, for an aggregate offering price of $135,000,000. The Company did not receive any proceeds from the concurrent sale by the selling stockholder of 22,500 shares of Common Stock, at a price to the public of $20.00 per share.

      On May 6, 2004, the underwriters of the IPO exercised their over-allotment option, pursuant to which the Company sold an additional 524,200 shares of Common Stock (the “Option IPO Shares” and together with the Initial IPO Shares, the “IPO Shares”), at a price to the public of $20.00 per share, for an aggregate offering price of $10,484,000.

      The underwriters received a discount of $1.40 per share on the IPO Shares, for a total of $9,750,120. The net proceeds to the Company of sale of 7,274,200 shares in the Concurrent Offerings, after deducting the underwriting discount on the IPO Shares and estimated offering expenses of $1.0 million, were approximately $135.2 million. All of the net proceeds of the Concurrent Offerings were used to pay down indebtedness.

      Of the shares of Common Stock registered under the Registration Statement, 413,300 shares of Common Stock were not sold before the termination of the Concurrent Offerings.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Item 5.	OTHER INFORMATION

      Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits filed with this Form 10-Q:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended March 31, 2004:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ IVAN KAUFMAN

Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ FREDRICK C. HERBST

Name: Fredrick C. Herbst
Title: Chief Financial Officer

Date: May 13, 2004