Form 10-Q
period 2004-06-30
ARBOR REALTY TRUST INC
filed 2004-08-03
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 15,670,038 outstanding as of July 28, 2004.

ARBOR REALTY TRUST, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Arbor Realty Trust, Inc. and Subsidiaries	3
	Consolidated Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003	3
	Consolidated Income Statements (Unaudited) for the Three and Six Months Ended June 30, 2004	4
	Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2004 (Unaudited)	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
	Structured Finance Business of Arbor Commercial Mortgage, LLC and Subsidiaries	14
	Consolidated Statements of Revenue and Direct Operating Expenses for the Three Months Ended June 30, 2003 (Unaudited) and the Six Months Ended June 30, 2003	14
	Notes to Consolidated Financial Statement (Unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries	19
	Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Structured Finance Business of Arbor Commercial Mortgage, LLC and Subsidiaries	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION		32
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures		35
A/R 2003 OMNIBUS STOCK INCENTIVE PLAN
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

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

PART I.     FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
Assets:
Cash	$6,166,645	$6,115,525
Loans and investments, net	637,388,563	286,036,610
Related party loans, net	26,935,784	35,940,881
Available-for-sale securities, at fair value	54,082,735	—
Investment in equity affiliates	10,439,417	5,917,542
Other assets	8,261,184	4,153,874

Total assets	$743,274,328	$338,164,432

Liabilities and Stockholders’ Equity:
Notes payable and repurchase agreements	$425,713,693	$172,528,471
Dividends Payable	6,516,355	—
Other liabilities	22,780,743	10,888,245

Total liabilities	455,010,791	183,416,716

Minority interest	48,716,537	43,631,602
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,146,724 shares issued and outstanding	31,467	31,467
Common stock, $0.01 par value: 500,000,000 shares authorized; 15,471,433 and 8,199,567 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	154,715	81,996
Additional paid-in capital	241,341,916	112,215,649
Distributions in excess of earnings	(338,428)	(691,865)
Deferred compensation	(279,116)	(521,133)
Accumulated other comprehensive loss	(1,363,554)	—

Total stockholders’ equity	239,547,000	111,116,114

Total liabilities and stockholders’ equity	$743,274,328	$338,164,432

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Revenue:
Interest income	$11,939,350	$20,102,741
Other income	5,427	26,531

Total revenue	11,944,777	20,129,272

Expenses:
Interest expense	3,310,544	5,934,437
Employee compensation and benefits	617,137	1,230,443
Stock based compensation	92,806	207,007
Selling and administrative	366,843	611,154
Management fee	540,939	834,057

Total expenses	4,928,269	8,817,098

Income before minority interest	7,016,508	11,312,174
Income allocated to minority interest	1,236,560	2,427,899

Net income	$5,779,948	$8,884,275

Basic earnings per common share	$0.39	$0.77

Diluted earnings per common share	$0.38	$0.76

Dividends declared per common share	$0.35	$0.73

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004
(Unaudited)

		Preferred						Accumulated
	Preferred	Stock	Common	Common	Additional	Distribution		Other
	Stock	Par	Stock	Stock Par	Paid-in	In Excess of	Deferred	Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Loss	Total

Balance at January 1, 2004	3,146,724	$31,467	8,199,567	$81,996	$112,215,649	$(691,865)	$(521,133)		$111,116,114
Issuance of common stock			7,274,200	72,742	134,115,399				134,188,141
Stock based compensation							207,007		207,007
Distributions — common stock						(8,530,838)			(8,530,838)
Forfeited unvested restricted stock			(2,334)	(23)	(34,987)		35,010		—
Adjustment to minority interest from increased ownership in ARLP					(4,954,145)				(4,954,145)
Net unrealized loss on securities held for sale								(1,363,554)	(1,363,554)
Net income						8,884,275			8,884,275

Balance — June 30, 2004	3,146,724	$31,467	15,471,433	$154,715	$241,341,916	$(338,428)	$(279,116)	$(1,363,554)	$239,547,000

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended
June 30, 2004

(Unaudited)
Operating activities:
Net income	$8,884,275
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	207,007
Minority interest	2,427,899
Amortization of premium on securities held for sale	123,960
Changes in operating assets and liabilities:
Other assets	(4,107,310)
Other liabilities	10,318,715

Net cash provided by operating activities	17,854,546

Investing activities:
Loans and investments originated and purchased, net	(406,282,504)
Payoffs and paydowns of loans and investments	63,935,648
Securities held for sale	(57,228,552)
Prepayments on securities held for sale	1,658,303
Investments in equity affiliates, net	(4,521,875)

Net cash used in investing activities	(402,438,980)

Financing activities:
Proceeds from notes payable and repurchase agreements	345,270,649
Payoffs and paydowns of notes payable and repurchase agreements	(92,085,427)
Issuance of common stock	145,484,000
Offering expenses paid	(9,722,076)
Distributions paid to minority interest	(1,195,756)
Distributions paid on common stock	(3,115,836)

Net cash provided by financing activities	384,635,554

Net increase in cash	51,120
Cash at beginning of period	6,115,525

Cash at end of period	$6,166,645

Supplemental cash flow information:
Cash used to pay interest	$5,679,753

Supplemental schedule of non-cash financing activities:
Common stock dividends declared but not paid	$5,415,002

Distributions declared on operating partnership units	$1,101,353

Accrued offering expenses	$1,573,783

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 1 —	Description of Business and Basis of Presentation

      Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred equity and, in limited cases, mortgage backed securities, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the period presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”).

      On April 13, 2004 the Company sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount and the Company had 15,473,767 shares of common stock outstanding after giving effect to the exercise of the over-allotment. On June 11, 2004, 2,334 shares of unvested restricted stock were forfeited. After giving effect to this, the Company had 15,471,433 shares issued and outstanding.

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

      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and rule 10-01 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management’s discussion and analysis of financial condition and results of operations included in the form S-11 of Arbor Realty Trust, Inc. (File No. #333-110472) for the period ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 2 —	Summary of Significant Accounting Policies (Continued)

Available-For-Sale Securities

      The Company invests in agency-sponsored whole pool mortgage related securities. Pools of Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Corporation, or FHLMC, adjustable rate residential mortgage loans underlie these mortgage related securities. The Company will receive payments from the payments that are made on these underlying mortgage loans, which have a fixed rate of interest for three years and adjust annually thereafter. These securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for certain Investments in Debt and Equity Securities.” Unrealized losses other than temporary losses are recognized currently in income.

Revenue Recognition

      Interest income available-for-sale securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method over the remaining fixed rate term of the securities, adjusted for actual prepayment activity. Income is not accrued on non-performing securities; cash received on such securities is treated as income to the extent of interest previously accrued.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 3 —	Loans and Investments

	June 30,	December 31,
	2004	2003

Bridge loans	$268,240,737	$127,971,220
Mezzanine loans	329,401,012	124,210,000
Preferred equity investments	40,437,173	33,428,173
Other	1,948,985	1,967,867

	640,027,907	287,577,260
Unearned revenue	(2,639,344)	(1,540,650)

Loans and investments, net	$637,388,563	$286,036,610

Concentration of Borrower Risk

      The Company is subject to concentration risk in that, as of June 30, 2004, the unpaid principal balance related to 18 loans with five unrelated borrowers represented approximately 37.8% of total assets. The Company had 55 loans and investments as of June 30, 2004.

Note 4 —	Available-For-Sale Securities

      The following is a summary of the Company’s available-for-sale securities at June 30, 2004.

		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $592,345)	$24,593,951	$(592,345)	$24,001,606
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $261,153)	10,851,420	(261,153)	10,590,267
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $510,056)	20,000,918	(510,056)	19,490,862

	$55,446,289	$(1,363,554)	$54,082,735

      As of June 30, 2004, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities.

      During the quarter ended June 30, 2004, the Company received prepayments of $1.7 million on these securities and amortized $124,000 of the premium paid for these securities against interest income.

      These securities are pledged as collateral for borrowings under a repurchase agreement — See Note 6.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 5 —	Investment in Equity Affiliates

      During the second quarter, the Company invested $7.2 million of new investments in equity affiliates as follows:

      The Company invested $3.5 million in exchange for a preferred interest in a joint venture, which purchased a commercial property for the purpose of converting it into condominium units for sale. The property was acquired in July 2004 at which time the Company’s equity interest was converted to a loan as part of a $26.5 million mezzanine loan funding by the Company. The loan requires monthly interest payments based on LIBOR and matures in February 2007.

      The Company invested $3.7 million in exchange for a 50% equity interest in a joint venture that owns a commercial property that is being converted to condominium units for sale. In addition, as of June 30, 2004, the Company had a $22.1 million bridge loan outstanding to this joint venture. There is a limited guarantee on the loan of 50% by the chief executive officer of the Company and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on LIBOR and matures in July 2007.

Note 6 —	Notes Payable and Repurchase Agreements

      The Company utilizes warehouse lines of credit and repurchase agreements to finance its loans and investments. Borrowings underlying these arrangements are secured by substantially all the Company’s loans and investments.

	June 30,	December 31,
	2004	2003

Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 3.70% and 3.54%, respectively	$147,578,664	$58,630,626
Repurchase agreement, financial institution, $100 million committed line, expiration December 2004, interest is variable based on one-month LIBOR; the weighted average note rate was 3.52% and 3.41%, respectively	46,559,172	63,722,845
Repurchase agreement, financial institution, $250 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 2.89% and 3.71%, respectively	231,575,857	50,175,000
Repurchase agreement, financial institution, $50 million committed line, expiration November 2005, interest rate variable based on one-month LIBOR	—	—

Notes payable and repurchase agreements	$425,713,693	$172,528,471

      The $250 million repurchase agreement includes $51.2 million of borrowings associated with the purchase of securities available-for-sale. These borrowings equal 97% of the estimated fair value of the securities (net of principal payment receivables of $1.1 million) and bear interest at a rate of one month LIBOR plus .10%. If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement. In July 2004, we amended this repurchase agreement increasing the amount of available financing to $350 million and amending certain terms of this agreement, which are generally more favorable to us. The $100 million increase to the facility has a term of one year with

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 6 —	Notes Payable and Repurchase Agreements (Continued)

a one year extension option. In addition we entered into a new $100 million repurchase agreement with the same financial institution to finance our securities held for sale. This facility has a term of one year and an interest rate of LIBOR plus .15%

      The $250 million structured transaction facility contains profit-sharing arrangements between the Company and the lender, which provide for profit sharing percentages ranging from 17.5% to 45.0% of net interest income of the loans and investments financed. This cost is included in interest expense.

      Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company is in compliance with all covenants and restrictions for the period presented.

Note 7 —	Minority Interest

      On July 1, 2003, Arbor Commercial mortgage, LLC (“ACM”) contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and entitles ACM to a 28% profits interest in the Company, which is recorded under the equity method. On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. These transactions resulted in ACM’s profits interest in the Company being reduced to 17%. Minority interest was adjusted by $5.0 million to properly reflect ACM’s 17% limited partnership interest in ARLP.

Note 8 —	Commitments and Contingencies

Litigation

      The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.

Note 9 —	Stockholders’ Equity

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 9 —	Stockholders’ Equity (Continued)

proceeds of approximately $9.8 million after deducting the underwriting discount and the Company had 15,473,767 shares of common stock outstanding after giving effect to the over-allotment. On June 11, 2004, 2,334 shares of unvested restricted stock were forfeited. After giving effect to this, the Company had 15,471,433 shares issued and outstanding.

Note 10 —	Net Earnings Per Share

      Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income before minority interest by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are its operating partnership units, warrants to purchase additional shares of common stock and warrants to purchase additional operating partnership units. The dilutive effect of the warrants is calculated using the treasury stock method.

      The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three and six month periods ended June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004

	Basic	Diluted	Basic	Diluted

Net income	$5,779,948	$5,779,948	$8,884,275	$8,884,275
Add: Income allocated to minority interest		1,236,560		2,427,899

Earnings per EPS calculation	$5,779,948	$7,016,508	$8,884,275	$11,312,174

Weighted average number of common shares outstanding	14,764,377	14,764,377	11,497,612	11,497,612
Operating partnership units		3,146,724		3,146,724
Dilutive effect of warrants		521,177		260,589

Total weighted average common shares outstanding	14,764,377	18,432,278	11,497,612	14,904,925

Earnings per common share	$0.39	$0.38	$0.77	$0.76

Note 11 —	Related Party Transactions

      Related Party Loans:

	June 30,	December 31,
	2004	2003

Bridge loans	$20,448,385	$30,809,391
Mezzanine loans	6,487,399	5,131,490

Related party loans, net	$26,935,784	$35,940,881

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 11 —	Related Party Transactions (Continued)

      ACM, the manager of the Company, has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At June 30, 2004, ACM’s investment in this joint venture was approximately $2.6 million. At June 30, 2004, the Company had a $5.5 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by the chief executive officer of the Company and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. The Company agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million of which $6.5 million was outstanding as of June 30, 2004. The mezzanine financing requires interest payments based on one month LIBOR and matures in May 2006. This additional financing is secured by a second mortgage lien on the property. Interest income recorded from these loans was approximately $259,000 and $570,000 for the three and six months ended June 30, 2004, respectively.

      As of June 30, 2004, the Company had a $13.75 million first mortgage loan and a $1.2 million second mortgage loan, each of which bears interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005, outstanding to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the borrower and that institution. Interest income recorded from these loans was approximately $202,000 and $403,000 for the three and six months ended June 30, 2004, respectively.

      In addition, as of June 30, 2004, approximately $605,000 of interest payments from borrowers due from ACM was included in other assets. These payments were remitted in July 2004. As of December 31, 2003, approximately $152,000 of structuring fees due from ACM related to one of the Company’s loan fundings was included in other assets. These fees were paid in January 2004.

Note 12 —	Distributions

      On June 24, 2004, the Company declared distributions of $0.35 per share of common stock, payable with respect to the three months ended June 30, 2004 to stockholders of record at the close of business on July 6, 2004. These distributions were paid on July 15, 2004.

Note 13 —	Management Agreement

      The Company and ARLP have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM a base management fee and incentive compensation fee. No incentive compensation was earned or paid for the three and six months ended June 30, 2004. As of June 30, 2004, approximately $180,000 of base management fees due to ACM for the month ended June 30, 2004 that were paid in July 2004 were included in other liabilities.

THE STRUCTURED FINANCE BUSINESS OF

ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF REVENUE AND DIRECT OPERATING EXPENSES

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(Unaudited)	(Unaudited)
Revenue:
Interest income	$4,281,984	$7,688,465
Other income	340,699	1,552,414

Total revenue	4,622,683	9,240,879

Direct operating expenses:
Interest expense	1,846,587	3,468,275
Employee compensation and benefits	862,869	1,751,147
Selling and administrative	268,362	458,266
Provision for loan losses	60,000	60,000

Total direct operating expenses	3,037,818	5,737,688

Revenue in excess of direct operating expenses	1,584,865	3,503,191

Gain on sale of loans and real estate	1,024,268	1,024,268

Revenue and gain on sale of loan and real estate in excess of direct operating expenses	$2,609,133	$4,527,459

See notes to consolidated financial statement.

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
June 30, 2003
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

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

June 30, 2003
(Unaudited)

Note 2 —	Summary of Significant Accounting Policies (Continued)

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

Gain on Sale of Loans and Real Estate

      For the sale of loans and real estate, recognition occurs when all the incidence of ownership passes to the buyer.

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

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

June 30, 2003
(Unaudited)

Note 4 —	Subsequent Events (Continued)

      On July 1, 2003 ART completed a private placement of ART’s units, each consisting of five shares of common stock and one warrant to purchase one share of common stock. Gross proceeds from the private financing combined with the concurrent equity contribution by ACM totaled approximately $164 million in equity capital. ART is externally managed and advised by ACM and pays ACM a management fee in accordance with the management agreement. ACM will also originate, underwrite and service all structured finance assets on behalf of ARLP.

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

      ART is externally managed and advised by ACM and pays ACM a management fee in accordance with the terms of the management agreement among ACM, ART and ARLP. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated interim financial statements would have been affected had ART been formed at an earlier time. Employee compensation and benefits expense would have decreased by $896,000 and $1.3 million for the three and six months ended June 30, 2003, respectively, because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $66,000 and $95,000 for the three and six months ended June 30, 2003, respectively.

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

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

June 30, 2003
(Unaudited)

Note 5 —	Unaudited Pro Forma Consolidated Financial Information (Continued)

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

      On April 13, 2004, we sold 6,750,000 shares of our common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down indebtedness. After giving effect to this offering, we had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. We received net proceeds of approximately $9.8 million after deducting the underwriting discount and we had 15,473,767 shares of common stock outstanding after giving effect to the over-allotment. On June 11, 2004, 2,334 shares of unvested restricted stock were forfeited. After giving effect to this, the Company had 15,471,433 shares issued and outstanding.

Changes in Financial Condition

      During the quarter, we originated eighteen loans and investments totaling $230.5 million, of which $213.8 million was funded. Of the new loans and investments, four were junior participating interests totaling $71.5 million, six were mezzanine loans totaling $69.5 million, four were bridge loans totaling $58.2 million, two were Preferred equity investments totaling $7.4 million and two were direct equity investments totaling $7.2 million. We have received full satisfaction of two loans totaling $9.5 million and partial repayment on two loans totaling $11.9 million.

      Our loan portfolio balance at June 30, 2004 was $664.3 million, with a weighted average current interest pay rate of 7.19%, as compared to $323.5 million with a weighted average interest pay rate of 7.49% at December 31, 2003. At June 30, 2004, advances on financing facilities totaled $374.5 million, with a weighted average funding cost of 3.53% as compared to $172.5 million, with a weighted average funding cost of 3.40%, at December 31, 2003.

      In addition, in March 2004, we purchased $57.4 million (including 0.1 million of purchased interest) of agency-sponsored whole pool mortgage related securities. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these mortgage related securities. We will receive payments from the payments that are made on these underlying mortgage loans. The loans have a fixed rate of interest for three years and adjust annually thereafter. These loans have a weighted average coupon rate of 3.7%. Of these mortgage-related securities, $20.6 million were issued by FNMA and $36.7 million were issued by FHLMC. We financed $55.5 million under our existing $250 million master repurchase agreement at one month LIBOR plus 0.10% and funded the remaining $1.9 million with our own capital. At June 30, 2004, the outstanding balance of these securities was $54.4 million. We are carrying these securities at their estimated fair value of $53.0 million, which resulted in a $1.4 million unrealized loss that was recorded in other comprehensive loss. At June 30, 2004 the outstanding debt balance on the financing of these securities was $51.2 million.

Sources of Operating Revenues

      We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the quarter ended June 30, 2004, interest on these loans and investments represented approximately 97% of our total revenues. We provide bridge loans secured by first lien mortgages on the property to borrowers who are typically seeking short term capital to be used in an acquisition of property. The bridge loans we make typically range in size from $1 million to $30 million and have terms of up to seven years. We provide real property owners with mezzanine loans that are secured by pledges of ownership interests in entities that directly or indirectly control the real property or second mortgages. These loans typically range in size from $2 million to $30 million and have terms of up to seven years. We also make preferred equity investments in entities that directly or indirectly own real property.

      We will also derive interest income from our investments in mortgage related securities. For the quarter ended June 30, 2004, interest on these investments represented approximately 3% of our total revenues.

      We also derive operating revenues from other income that represents miscellaneous asset management fees associated with our loans and investments portfolio. For the quarter ended June 30, 2004, revenue from other income was approximately $5,000.

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

Revenue Recognition

      Interest income available-for-sale securities — Discounts or premiums are accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity. Income is not accrued on non-performing securities; cash received on such securities is treated as income to the extent of interest previously accrued.

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

Results of Operations

For the Three and Six Months Ended June 30, 2004

      The following table sets forth our results of operations for the three and six months ended June 30, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Revenue:
Interest income	$11,939,350	$20,102,741
Other income	5,427	26,531

Total revenue	11,944,777	20,129,272

Expenses:
Interest expense	3,310,544	5,934,437
Employee compensation and benefits	617,137	1,230,443
Stock based compensation	92,806	207,007
Selling and administrative	366,843	611,154
Management fee	540,939	834,057

Total expenses	4,928,269	8,817,098

Income before minority interest	7,016,508	11,312,174
Income allocated to minority interest	1,236,560	2,427,899

Net income	$5,779,948	$8,884,275

      Revenue. Interest income was $11.9 million for the quarter ended June 30, 2004 of which $11.5 million was from our loan and investment portfolio. The average balance of the loan and investment portfolio was $584.9 million during the quarter ended June 30, 2004 and the average yield on these assets was 7.79%. Interest income was $20.1 million for the six months ended June 30, 2004 of which $19.7 million was from our loan and investment portfolio. The average balance of the loan and investment portfolio was $495.6 million during the six months ended June 30, 2004 and the average yield on those assets was 7.86%.

      Other income was $5,000 and $21,000 for the quarter and six months ended June 30, 2004, respectively. This income represents miscellaneous asset management fees associated with our loans and investments portfolio.

      Expenses. Interest expense was $3.3 million for the quarter ended June 30, 2004 of which $3.2 million was from the debt financing of our loan and investment portfolio. The average balance of debt financing on our loan and investment portfolio was $300.8 million during the quarter ended June 30, 2004 and the average cost of these borrowings was 4.14%. Interest expense was $5.9 million for the six months ended June 30, 2004 of which $5.8 million was from the debt financing of our loan and investment portfolio. The average balance of debt financing on our loan and investment portfolio was $275.2 million during the six months ended June 30, 2004 and the average cost of these borrowings was 4.15%.

      Employee compensation and benefits expense was $617,000 and $1.2 million for the quarter and six months ended June 30, 2004 respectively, which represents salaries, benefits and incentive compensation for the 16 employees employed by us during these periods.

      Stock-based compensation expense was $93,000 and $207,000 for the quarter and six months ended June 30, 2004, respectively. These expenses represent the cost of restricted stock granted to certain of our employees, executive officers and directors and certain executive officers and employees of our manager. Of the total shares granted, two-thirds of the shares granted vested immediately and the remaining one-third will vest over three years. The amount of compensation expense recorded for the quarter and six months ended June 30, 2004 represents a ratable portion of the expense of the unvested shares.

      Selling and administrative expense was $357,000 and $611,000 for the quarter and six months ended June 30, 2004 respectively. These amounts are comprised primarily of professional fees, including legal and accounting services, insurance expense and director’s fees.

      Management fees were $541,000 and $834,000 for the quarter and six months ended June 30, 2004 respectively. These amounts represent the base management fee as provided for in the management agreement with our manager. The management agreement also provides for incentive compensation; however, the requirements for incentive compensation were not satisfied and no incentive compensation was recorded in the periods.

      Income Allocated to Minority Interest. Income allocated to minority interest was $1.2 million and $2.4 million for the quarter and six months ended June 30, 2004 respectively. These amounts represent the portion of our income allocated to our manager, which owns a 17% limited partnership interest in our operating partnership at June 30, 2004 and was allocated a percentage of our income for the quarter and six months ended June 30, 2004.

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

      On April 13, 2004, we sold 6,750,000 shares of our common stock in a public offering at a price to the public of $20.00 per share for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down indebtedness. In addition, on May 6, 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. We received net proceeds of approximately $9.8 million after deducting the underwriting discount.

      We also maintain liquidity through one warehouse credit agreement and three master repurchase agreements with four different financial institutions.

      We have a $250.0 million warehouse credit agreement with a financial institution, dated as of July 1, 2003, with a term of three years. In the event this facility is not renewed, we have nine months to repay all outstanding advances. In addition to LIBOR-based interest obligations, this warehouse credit facility includes a profit sharing agreement, whereby the institution shares in the net interest spread of the assets financed. The profit sharing component represents the percentage of the net profits earned over the life of a loan that are payable to the lender upon repayment of the underlying investment. Net profits are based on interest income, interest expense and deferred interest payable at repayment of an investment. On June 30, 2004, the outstanding balance under this facility was $147.6 million.

      We have a $100.0 million master repurchase agreement with a second financial institution, dated as of November 18, 2002, with a one-year term, renewable annually. On June 30, 2004, the outstanding balance under this facility was $46.6 million.

      We have a $50.0 million master repurchase agreement with a third financial institution, dated as of July 1, 2003, which matures in November 2005. This facility has not yet been utilized.

      We have a $250.0 million master repurchase agreement with a fourth financial institution, dated as of December 23, 2003, with a term of three years and an interest rate based on LIBOR. On June 30, 2004, the outstanding balance under this facility was $231.6 million. Included in the $231.6 million outstanding on June 30, 2004 were $51.2 million of borrowings associated with the purchase of securities available-for-sale. These borrowings equal 97% of the estimated fair value of the securities (net of principal payment receivables of $1.1 million) and bear interest at a rate of one month LIBOR plus .10%. If the estimated fair value of the securities decreases, we may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement. In July 2004 we amended this repurchase agreement increasing the amount of available financing to $350 million and amending certain terms of this agreement, which are generally more favorable to us. The $100 million increase to the facility has a term of one year with a one year extension option. In addition we entered into a new $100 million repurchase agreement with the same financial institution to finance our securities held for sale. This facility has a term of one year and an interest rate of LIBOR plus .15%.

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

      The maximum borrowing capacities, advance rates and other principal terms of our credit facilities are listed below (LIBOR refers to one-month LIBOR). These facilities have an aggregate capacity of $650 million and as of June 30, 2004, borrowings were approximately $425.7 million.

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

      In addition to the financial covenants presented in the table above, our warehouse credit agreement and master repurchase agreements contain covenants that prohibit us from effecting a change in control or disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. Furthermore, the credit facilities include various covenants not deemed to be restrictive including preservation of company existence, conduct of business, compliance with applicable laws, financial statement reporting requirements, maintenance of paper records and files and loan performance and servicing date reporting requirements. If we violate these covenants in any of these agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. As of June 30, 2004, we are in compliance with all covenants and restrictions.

Related Party Transactions

      Arbor Commercial Mortgage, LLC (“ACM”), our manager, has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At June 30, 2004, ACM’s investment in this joint venture was approximately $2.6 million. At June 30, 2004, we had a $5.5 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by our chief executive officer and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. We agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million, of which $6.5 million was outstanding as of June 30, 2004. The mezzanine financing requires interest payments based on one month LIBOR and matures in May 2006. This additional financing is secured by a second mortgage lien on the property. Interest income recorded from these loans was approximately $259,000 and $570,000 for the three and six months ended June 30, 2004.

      As of June 30, 2004, we had a $13.75 million first mortgage loan and a $1.2 million second mortgage loan, each of which bears interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005, outstanding to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and that institution. Interest income recorded from these loans was approximately $202,000 and $403,000 for the three and six months ended June 30, 2004.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS OF THE STRUCTURED FINANCE BUSINESS OF
ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES

      You should read the following discussion in conjunction with the unaudited consolidated interim financial statement, and related notes included herein.

Overview and Basis of Presentation

      On July 1, 2003, Arbor Commercial Mortgage, LLC (“ACM”) contributed a portfolio of structured finance investments and related liabilities to our operating partnership. In addition, certain employees of ACM related to its structured finance business became our employees. These assets, liabilities and employees represented a substantial portion of ACM’s structured finance business (the “SF Business”), which historically invested in real estate related bridge and mezzanine loans, preferred equity and other real estate related assets.

      The SF Business is not a separate legal entity and the assets and liabilities associated with ACM’s structured finance business are components of a larger business. We obtained the information in the consolidated financial statements included elsewhere in this 10-Q from ACM’s consolidated historical accounting records.

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

      The statement of revenue and direct operating expenses do not purport to be a complete presentation of the historical results of operations of the SF Business. The historical operating results of the SF Business may not be indicative of our future operating results. The accompanying unaudited consolidated interim financial statements were prepared for inclusion in this Form 10-Q and do not purport to reflect the results of operations that would have resulted if the SF Business had operated as an unaffiliated independent company.

Sources of Operating Revenues

      ACM derives its operating revenues primarily from interest received from making real estate related bridge and mezzanine loans and preferred equity investments. ACM provides bridge loans secured by first lien mortgages on the property to borrowers who are typically seeking short term capital to be used in an acquisition of property. The bridge loans ACM makes typically range in size from $1 million to $25 million and have terms of up to seven years. ACM provides real property owners with mezzanine loans that are secured by pledges of ownership interests in entities that directly or indirectly control the real property or second mortgages. These loans typically range in size from $2 million to $15 million and have terms of up to seven years. ACM also makes preferred equity investments in entities that directly or indirectly own real property. Interest represented 93% of total revenue for the three months ended June 30, 2003.

      ACM also derives operating revenue from other income that includes several types of income that are recorded upon receipt. Certain of ACM’s loans and investments provide for additional payments based on the borrower’s operating cash flow, appreciation of the underlying collateral, payments calculated based on timing of when the loan pays off and changes in interest rates. Such amounts are not readily determinable and are recorded as other income upon receipt. Other income also includes the recognition of deferred revenue on loans that prepay, asset management fees related to our loans and investment portfolio and satisfactions on impaired loans in excess of carrying values. Other income represented 7% of total revenue for the three months ended June 30, 2003.

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

Results of Operations

	Three Months Ended
	June 30, 2003	Six Months Ended
	(Unaudited)	June 30, 2003

Revenue:
Interest income	$4,281,984	$7,688,465
Other income	340,699	1,552,414

Total revenue	4,622,683	9,240,879

Direct operating expenses:
Interest expense	1,846,587	3,468,275
Employee compensation and benefits	862,869	1,751,147
Selling and administrative	268,362	458,266
Provision for loan losses	60,000	60,000

Total direct operating expenses	3,037,818	5,737,688

Revenue in excess of direct operating expenses	1,584,865	3,503,191

Gain on sale of loans and real estate	1,024,268	1,024,268

Revenue and gain on sale of loans and real estate in excess of direct operating expenses	$2,609,133	$4,527,459

      Interest income was $4.3 million for the quarter ended June 30, 2003. The average balance of the loan and investment portfolio was $222.4 million and the average yield on these assets was 7.70%. Interest income was $7.7 million for the six months ended June 30, 2003. The average balance of the loan and investment portfolio was $213.1 million and the average yield on these assets was 7.22%.

      Other income was $341,000 for the quarter ended June 30, 2003, which represents increased accelerated amortization of revenue of $270,000 on loans with early payoffs and asset management fees of $71,000. Other income was $1.6 million for the six months ended June 30, 2003, which represents (a) increased funds received on paid off loans of $539,000 (b) the partial satisfaction of an impaired loan for an amount $350,000 in excess of the loan’s carrying value resulting in the recognition of other income for this amount (c) increased accelerated amortization of revenue of $467,000 on loans with early payoffs and (d) asset management fees of $197,000 earned on our loan and investment portfolio.

      Interest expense was $1.9 million for the quarter ended June 30, 2003. The average balance of debt financing was $157.7 million and the average cost of these borrowings was 4.68%. Interest expense was $3.5 million for the six months ended June 30, 2003. The average balance of debt financing was $152.4 million and the average cost of these borrowings was 4.55%.

      Employee compensation and benefits was $863,000 and $1.8 million for the quarter and six months ended June 30, 2003, respectively, which represents salaries, benefits and incentive compensation for the employees related to the origination and asset management of our loans and investments.

      Selling and administrative expenses was $268,000 and $458,000 for the quarter and six months ended June 30, 2003, respectively, which represents legal, travel, meals and entertainment and marketing expenses associated with our lending and investment activities, and operating expenses incurred for a real estate owned asset.

      Provision for loan losses was $60,000 for the quarter and the six months ended June 30, 2003, which represents provisions to reflect certain loans at their estimated fair values.

      Gain on sale of loans and real estate was $1.0 million for the quarter and six months ended June 30, 2003, which represents a partial liquidation of a joint venture interest in 2003.

Pro Forma Effect of Arbor Commercial Mortgage’s Asset Contribution on Results of Operations

      We were formed in June 30, 2003 by ACM to operate and expand the SF Business. On July 1, 2003, ACM contributed a portfolio of structured finance investments and related debt to Arbor Realty Limited Partnership (“ARLP”), our operating partnership. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of the SF Business.

      We are externally managed and advised by ACM and pay ACM a management fee in accordance with the terms of the management agreement among us. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated interim financial statements would have been affected had we been formed at an earlier time. Employee compensation and benefits expense would have decreased by $896,000 and $1.5 million for the quarter and six months ended June 30, 2003, respectively, because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $66,000 and $128,000 for the quarter and six months ended June 30, 2003, respectively.

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

      On July 1, 2003, we completed the private placement, resulting in gross proceeds of $120.2 million. Gross proceeds from the private placement combined with the concurrent equity contribution by ACM totaled approximately $164.1 in equity capital.

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

Real Estate Risk

      Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.

Interest Rate Risk

      Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

      Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. Based on the loans and liabilities as of June 30, 2004, and assuming the balances of these loans and liabilities remain unchanged for the subsequent months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.8 million because the principal amount of loans that would be subject to an interest rate adjustment under this scenario is greater than the amount of liabilities that would subject to an interest rate adjustment. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $600,000 because the principal amount of loans currently subject to interest rate floors (and, therefore, would not be subject to a downward interest rate adjustment) exceeds the amount of liabilities currently subject to interest rate floors. As the size of the portfolio increases and the percentage of borrowings as a percent of loans increases, a change in interest rates may have a negative impact on our net income.

      In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

      We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .10%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction our net interest income and cash flows related to these securities. Based on the securities and borrowings as of June 30, 2004, and assuming the balances of these securities and borrowings remain unchanged for the subsequent months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $512,000. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $512,000.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

      Not applicable.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS, ISSUER PURCHASES OF EQUITY SECURITIES

      Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Item 5.	OTHER INFORMATION

      Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits filed with this Form 10-Q:

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
4.1	Form of Certificate for Common Stock*
4.2	Form of Global Units Certificate*
4.3	Form of Warrant Certificate (included as Exhibit A to Exhibit 4.4)*
4.4	Warrant Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and American Stock Transfer & Trust Company*
4.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*
10.1	Management Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*
10.4	Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated July 1, 2003, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*
10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*
10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.8	Amended and Restated 2003 Omnibus Stock Incentive Plan
10.9	Form of Restricted Stock Agreement*
10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*
10.11	Form of Indemnification Agreement*
10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*
10.13	Loan Purchase and Repurchase Agreement, dated December 23, 2003, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor*
10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*
10.15	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

      (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended June 30, 2004:

      Form 8-K dated as of May 6, 2004 announcing earnings for the quarterly period ended March 31, 2004, filed pursuant to Item 12 of Form 8-K.

      Form 8-K dated as of June 14, 2004, announcing the resignation of Daniel Palmier, Executive Vice President of Asset Management, filed pursuant to Item 5 of Form 8-K.

      Form 8-K, dated as of June 24, 2004, announcing that the declaration of a quarterly cash dividend, filed pursuant to Item 5 of Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ IVAN KAUFMAN

Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ FREDERICK C. HERBST

Name: Frederick C. Herbst
Title: Chief Financial Officer

Date: August 3, 2004