Form 10-Q
period 2004-09-30
ARBOR REALTY TRUST INC
filed 2004-11-12
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32136

Arbor Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard Uniondale, NY (Address of principal executive offices)	11553 Zip Code

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 16,389,657 outstanding as of November 10, 2004.

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

PART I.     FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
Assets:
Cash	$16,650,785	$6,115,525
Loans and investments, net	766,902,095	286,036,610
Related party loans, net	24,353,569	35,940,881
Available-for-sale securities, at fair value	49,897,181	—
Investment in equity affiliates	8,439,417	5,917,542
Other assets	11,738,861	4,153,874

Total assets	$877,981,908	$338,164,432

Liabilities and Stockholders’ Equity:
Notes payable and repurchase agreements	$561,379,488	$172,528,471
Dividends payable	8,660,551	—
Due to borrowers	7,088,108	8,409,945
Other liabilities	4,933,773	2,478,300

Total liabilities	582,061,920	183,416,716

Minority interest	48,575,265	43,631,602
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,146,724 shares issued and outstanding	31,467	31,467
Common stock, $0.01 par value: 500,000,000 shares authorized; 16,022,516 and 8,199,567 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	160,225	81,996
Additional paid-in capital	247,968,777	112,215,649
Retained (distribution in excess of) earnings	258,703	(691,865)
Deferred compensation	(228,324)	(521,133)
Accumulated other comprehensive loss	(846,125)	—

Total stockholders’ equity	247,344,723	111,116,114

Total liabilities and stockholders’ equity	$877,981,908	$338,164,432

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months
	September 30,		Ended
			September 30,
	2004	2003	2004

Revenue:
Interest income	$16,843,068	$4,669,990	$36,945,809
Other income	9,098	500	35,629

Total revenue	16,852,166	4,670,490	36,981,438

Expenses:
Interest expense	5,592,059	721,854	11,526,496
Employee compensation and benefits	448,564	446,845	1,679,007
Stock based compensation	49,792	1,587,674	256,799
Selling and administrative	544,575	133,304	1,155,729
Management fee	1,058,845	293,501	1,892,902

Total expenses	7,693,835	3,183,178	16,510,933

Income before minority interest	9,158,331	1,487,312	20,470,505
Income allocated to minority interest	1,524,359	412,557	3,952,258

Net income	$7,633,972	$1,074,755	$16,518,247

Basic earnings per common share	$.48	$0.13	$1.28

Diluted earnings per common share	$.47	$0.13	$1.25

Dividends declared per common share	$.43	$0.25	$1.16

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004
(Unaudited)

			Preferred				Retained		Accumulated
		Preferred	Stock	Common	Common	Additional	(distributions		Other
	Comprehensive	Stock	Par	Stock	Stock Par	Paid-in	in excess of)	Deferred	Comprehensive
	Loss	Shares	Value	Shares	Value	Capital	earnings	Compensation	Loss	Total

Balance at January 1, 2004		3,146,724	$31,467	8,199,567	$81,996	$112,215,649	$(691,865)	$(521,133)	$—	$111,116,114
Issuance of common stock, net				7,274,200	72,742	134,115,399				134,188,141
Issuance of common stock from warrant exercise				551,150	5,511	6,585,939				6,591,450
Stock based compensation								256,799		256,799
Distributions — common stock							(15,567,679)			(15,567,679)
Forfeited unvested restricted stock				(2,401)	(24)	(35,986)		36,010		—
Adjustment to minority interest from increased ownership in ARLP						(4,912,224)				(4,912,224)
Net income	$16,518,247						16,518,247			16,518,247
Net unrealized loss on securities available for sale	(846,125)								(846,125)	(846,125)

Balance — September 30, 2004	$15,672,122	3,146,724	$31,467	16,022,516	$160,225	$247,968,777	$258,703	$(228,324)	$(846,125)	$247,344,723

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003

Operating activities:
Net income	$16,518,247	$1,074,755
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	256,799	1,587,674
Minority interest	3,952,258	412,557
Amortization of premium on securities held for sale	247,920	—
Changes in operating assets and liabilities:
Other assets	(7,584,987)	(3,941,194)
Other liabilities	968,764	4,408,187

Net cash provided by operating activities	14,359,001	3,541,979

Investing activities:
Loans and investments originated and purchased, net	(550,660,216)	(38,387,740)
Payoffs and paydowns of loans and investments	81,382,043	11,226,923
Due to borrowers	(1,321,837)	762,986
Securities available for sale	(57,228,552)	—
Prepayments on securities available for sale	6,237,327	—
Contributions to equity affiliates	(5,521,875)	(817,542)
Distributions from equity affiliates	3,000,000	—

Net cash used in investing activities	(524,113,110)	(27,215,373)

Financing activities:
Proceeds from notes payable and repurchase agreements	485,110,793	—
Payoffs and paydowns of notes payable and repurchase agreements	(96,259,776)	(77,266,033)
Issuance of common stock	152,075,450	112,555,145
Issuance of preferred stock	—	31,467
Offering expenses paid	(9,809,151)	(1,253,573)
Distributions paid to minority interest	(2,297,109)	—
Distributions paid on common stock	(8,530,838)	—

Net cash provided by financing activities	520,289,369	34,067,006

Net increase in cash	10,535,260	10,393,612
Cash at beginning of period	6,115,525	—

Cash at end of period	$16,650,785	$10,393,612

Supplemental cash flow information:
Cash used to pay interest	$10,889,308	$483,370

Supplemental schedule of non-cash financing and investing activities:
Common stock dividends declared but not paid	$7,036,841	$2,049,892

Distributions declared on operating partnership units but not paid	$1,623,710	$786,681

Accrued offering expenses	$1,486,709	$746,427

Conversion of investment in equity affiliates to loan	$3,500,000	$—

Loans and investments, net contributed	$—	$213,076,639

Notes payable and repurchase agreements contributed	$—	$169,179,843

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

      On April 13, 2004 the Company sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. On June 11, 2004, 2,334 shares of unvested restricted stock were forfeited. After giving effect to these transactions, the Company had 15,471,433 shares issued and outstanding as of June 30, 2004. On September 15, 2004, 67 shares of unvested restricted stock were forfeited. Additionally, for the three months ended September 30, 2004, the Company issued 551,150 shares of common stock from the exercise of warrants under its Warrant Agreement dated July 1, 2003, the “Warrant Agreement”. After giving effect to this, the Company had 16,022,516 shares issued and outstanding.

      The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. As the taxable REIT subsidiaries of the Company have had minimal activity since their inception, the Company has determined that no provision for income taxes is necessary at this time.

      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and rule 10-01 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the information presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management’s discussion and analysis of financial condition and results of operations included in the form S-11 of Arbor Realty Trust, Inc. (File No. 333-110472) for the period ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2004.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Note 2 —	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain prior year amounts have been reclassified to conform to current period presentation.

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

      In adopting FIN 46 and FIN 46-R, the Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in the Company determining that its mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. Of the 58 loans and investments the Company has entered into, the Company has identified one loan of $26.5 million originated in July 2004, of which was made to an entity determined to be a VIE. This entity owns real property located in New York. For this VIE, the Company has determined that it is not the primary beneficiary and as such the VIE should not be consolidated

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Note 2 —  Summary of Significant Accounting Policies (Continued)

in the Company’s financial statements. For all other investments the Company has determined that the entities have sufficient equity at risk and, accordingly, they are not VIE’s. As such, the Company has continued to account for these mezzanine loans and preferred equity investments and investments in equity investments as a loan, joint venture or real estate, as appropriate.

Note 3 —	Loans and Investments

	September 30,	December 31,
	2004	2003

Bridge loans	$297,963,804	$127,971,220
Mezzanine loans	434,796,397	124,210,000
Preferred equity investments	34,791,298	33,428,173
Other	1,939,473	1,967,867

	769,490,972	287,577,260
Unearned revenue	(2,588,877)	(1,540,650)

Loans and investments, net	$766,902,095	$286,036,610

Concentration of Borrower Risk

      The Company is subject to concentration risk in that, as of September 30, 2004, the unpaid principal balance related to 13 loans with five unrelated borrowers represented approximately 33.7% of total assets. The Company had 58 loans and investments as of September 30, 2004. As of September 30, 2004, 50%, 15% and 9% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and Maryland, respectively.

Note 4 —	Available-For-Sale Securities

      The following is a summary of the Company’s available-for-sale securities at September 30, 2004.

	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $538,496)	$22,419,900	$(374,385)	$22,045,515
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $237,412)	10,106,988	(163,390)	9,943,598
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $463,687)	18,216,418	(308,350)	17,908,068

	$50,743,306	$(846,125)	$49,897,181

      As of September 30, 2004, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

      During the quarter ended September 30, 2004, the Company received prepayments of $4.6 million on these securities and amortized $124,000 of the premium paid for these securities against interest income.

      These securities are pledged as collateral for borrowings under a repurchase agreement — See Note 6.

Note 5 —	Investment in Equity Affiliates

      During the second quarter, the Company invested $1.5 million in exchange for a preferred interest in a joint venture that owns a commercial property for the purpose of stabilizing occupancy and maximizing property value. In addition, as of September 30, 2004, the Company had two mezzanine loans totaling $45.0 million outstanding to this joint venture. The loans require monthly interest payments based on LIBOR and both mature in January 2006. Additionally, the Company owns a participating profits interest in several affiliates of the borrower aggregating approximately 24%.

      In May 2004, the Company invested $3.5 million in exchange for a preferred interest in a joint venture, which purchased a commercial property for the purpose of converting it into condominium units for sale. The property was acquired in July 2004 at which time the Company’s equity interest was converted to a loan as part of a $26.5 million mezzanine loan funding by the Company. The loan requires monthly interest payments based on LIBOR and matures in February 2007.

Note 6 —	Notes Payable and Repurchase Agreements

      The Company utilizes warehouse lines of credit and repurchase agreements to finance its loans and investments. Borrowings underlying these arrangements are secured by substantially all the Company’s loans and investments.

	September 30,	December 31,
	2004	2003

Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 4.15% and 3.54%, respectively	$194,668,807	$58,630,626
Repurchase agreement, financial institution, $100 million committed line, expiration December 2004, interest is variable based on one-month LIBOR; the weighted average note rate was 4.18% and 3.41%, respectively	46,559,172	63,722,845
Repurchase agreement, financial institution, $350 million committed line, expiration December 2006 and July 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.77% and 3.71%, respectively	251,676,666	50,175,000
Repurchase agreement, financial institution, $100 million committed line, expiration July 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 1.99% as of September 30, 2004	47,474,843	—
Repurchase agreement, financial institution, $50 million committed line, expiration November 2005, interest rate variable based on one-month LIBOR	—	—
Repurchase agreement, financial institution, $21 million committed line, expiration April 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.14% as of September 30, 2004	21,000,000	—

Notes payable and repurchase agreements	$561,379,488	$172,528,471

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Note 6 —	Notes Payable and Repurchase Agreements (Continued)

      In July 2004, the Company amended the $350 million repurchase agreement increasing the amount of available financing by $100 million and amending certain terms of this agreement, which are generally more favorable to us. This financing line increase has a one year expiration date of July 2005 with a one year extension option. Additionally, in July 2004, the Company entered into a new $100 million repurchase agreement with the aforementioned financial institution to finance our securities available for sale. The current borrowings equate to 97% of the estimated fair value of the securities (net of principal payment receivables of $860,000) and bear interest at a rate of one month LIBOR plus .15%. This agreement has a term of one year and will expire in July 2005. If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.

      In July, the Company entered into a new repurchase agreement with a fifth financial institution for the sole purpose of financing a newly originated $30 million mezzanine loan. This agreement constitutes a 70% advance rate of the loan balance, interest to be paid monthly based on pricing over LIBOR, and will expire in April 2005.

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

      On July 1, 2003, Arbor Commercial Mortgage, LLC (“ACM”) contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and entitled ACM to a 28% profits interest in the Company, which is recorded under the equity method. On April 13, 2004, the Company sold 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. On May 6, 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. In addition, the Company issued 551,150 shares of common stock from the exercise of warrants under the Warrant Agreement during the three months ended September 30, 2004. These transactions resulted in ACM’s profits interest in the Company being reduced to 16%. As of September 30, 2004, minority interest was adjusted by $4.9 million to properly reflect ACM’s 16% limited partnership interest in ARLP. On October 12, 2004 ACM exercised warrants for 629,345 operating partnership units which increased ACM’s limited partnership interest to 19%.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Note 9 —	Stockholders’ Equity (Continued)

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

      On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. On June 11, 2004, 2,334 shares of unvested restricted stock were forfeited. After giving effect to these transactions, the Company had 15,471,433 shares issued and outstanding.

      For the three months ended September 30, 2004, the Company issued 551,150 shares of common stock from the exercise of warrants under the Warrant Agreement and received net proceeds of $6.6 million. On September 15, 2004, 67 shares of unvested restricted stock were forfeited. After giving effect to these transactions, the Company had 16,022,516 shares issued and outstanding.

Warrants

      In connection with the private placement of units by the Company on July 1, 2003, the Company issued warrants to acquire 1,610,000 shares of common stock, as adjusted for dilution, at $15.00 per share. Concurrently, ACM was issued warrants to purchase 629,345 operating partnership units. In July 2004, these warrants became eligible for exercise through a cash payment or by surrendering additional warrants or shares of common stock in a “cashless” transaction. For the quarter ended September 30, 2004, 891,959 common stock warrants were exercised for a total amount of $6.6 million and 551,150 common shares were issued. Of these totals, 111,720 common shares were issued from 452,529 warrants from a “cashless” exercise. As of September 30, 2004, there were 718,041 common stock warrants outstanding. Additionally, as of September 30, 2004, there were 629,345 operating partnership units of ARLP outstanding. Subsequent to September 30, 2004, ACM exercised all of its warrants on October 12, 2004 for a total of 629,345 operating partnership units of ARLP.

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

      Additionally, ACM, the manager of our Company, earned an incentive management fee for the quarter ended September 30, 2004 totaling $499,000. Based on the terms of the management agreement, ACM

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Note 10 —	Net Earnings Per Share (Continued)

elected to be paid its incentive management fee in common shares totaling 22,498. These shares are anti-dilutive and have been excluded from the calculation of diluted EPS.

      The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the three month periods ended September 30, 2004 and 2003, and for the nine month period ended September 30, 2004.

	Three Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$7,633,972	$7,633,972	$1,074,755	$1,074,755	$16,518,247	$16,518,247
Add: Income allocated to minority interest		1,524,359		412,557		3,952,258

Earnings per EPS calculation	$7,633,972	$9,158,331	$1,074,755	$1,487,312	$16,518,247	$20,470,505

Weighted average number of common shares outstanding	15,775,029	15,775,029	8,197,567	8,197,567	12,951,875	12,951,875
Operating partnership units		3,146,724		3,146,724		3,146,724
Dilutive effect of warrants		422,572				315,788

Total weighted average common shares outstanding	15,775,029	19,344,325	8,197,567	11,344,291	12,951,875	16,414,387

Earnings per common share	$0.48	$0.47	$0.13	$0.13	$1.28	$1.25

Note 11 —	Related Party Transactions

      Related Party Loans:

	September 30,	December 31,
	2004	2003

Bridge loans	$17,535,471	$30,809,391
Mezzanine loans	6,818,098	5,131,490

Related party loans, net	$24,353,569	$35,940,881

      ACM, the manager of the Company, has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At September 30, 2004, ACM’s investment in this joint venture was approximately $2.6 million. At September 30, 2004, the Company had a $2.6 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by the chief executive officer of the Company and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. The Company agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million, of which $6.8 million was outstanding as of September 30, 2004. The mezzanine financing requires interest payments based on one month LIBOR and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Note 11 —	Related Party Transactions (Continued)

matures in May 2006. This additional financing is secured by a second mortgage lien on the property. Interest income recorded from these loans was approximately $224,000 and $793,000 for the three and nine months ended September 30, 2004, respectively.

      As of September 30, 2004, the Company had a $13.75 million first mortgage loan and a $1.2 million second mortgage loan, each of which bears interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005, outstanding to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the borrower and that institution. Interest income recorded from these loans was approximately $218,000 and $622,000 for the three and nine months ended September 30, 2004, respectively.

      In addition, as of September 30, 2004, approximately $155,000 of interest payments from borrowers due from ACM was included in other assets. These payments were remitted in October 2004. As of December 31, 2003, approximately $152,000 of structuring fees due from ACM related to one of the Company’s loan fundings was included in other assets. These fees were paid in January 2004.

Note 12 —	Distributions

      On September 30, 2004, the Company declared distributions of $0.43 per share of common stock, payable with respect to the three months ended September 30, 2004 to stockholders of record at the close of business on October 15, 2004. These distributions were paid on October 29, 2004.

      Subsequent to September 30, 2004 and through the date of record, 344,598 common stock warrants were exercised for 342,231 shares of common stock. In addition, ACM exercised all of its 629,345 warrants for 629,345 operating partnership units of ARLP.

Note 13 —	Management Agreement

      The Company and ARLP have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM a base management fee and incentive compensation fee. For the quarter ended September 30, 2004, ACM earned an incentive compensation installment for fiscal year 2004 totaling $499,000, which was included in other liabilities. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds 9.5% return on invested funds, as described in the management agreement. As provided for in the management agreement, ACM elected to receive the entire incentive compensation fee for the quarter in common stock. This fee was paid in November 2004 in common shares totaling 22,498 and is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. As of September 30, 2004, approximately $188,000 of base management fees due to ACM for the month ended September 30, 2004 were included in other liabilities and paid in October 2004.

Note 14 —	Due to Borrowers

      Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

THE STRUCTURED FINANCE BUSINESS OF

ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF REVENUE AND DIRECT OPERATING EXPENSES

Six Months Ended
June 30, 2003

(Unaudited)
Revenue:
Interest income	$7,688,465
Other income	1,552,414

Total revenue	9,240,879

Direct operating expenses:
Interest expense	3,468,275
Employee compensation and benefits	1,751,147
Selling and administrative	458,266
Provision for loan losses	60,000

Total direct operating expenses	5,737,688

Revenue in excess of direct operating expenses	3,503,191

Gain on sale of loans and real estate	1,024,268

Revenue and gain on sale of loan and real estate in excess of direct operating expenses	$4,527,459

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

      ART is externally managed and advised by ACM and pays ACM a management fee in accordance with the terms of the management agreement among ACM, ART and ARLP. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated interim financial statement would have been affected had ART been formed at an earlier time. Employee compensation and benefits expense would have decreased by $1.3 million for the six months ended June 30, 2003, because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $95,000 for the six months ended June 30, 2003.

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

      We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. As the taxable REIT subsidiaries of the Company have had minimal activity since their inception, the Company has determined that no provision for income taxes is necessary at this time.

      On April 13, 2004, we sold 6,750,000 shares of our common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down indebtedness. After giving effect to this offering, we had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. We received net proceeds of approximately $9.8 million after deducting the underwriting discount. On June 11, 2004, 2,334 shares of unvested restricted stock were forfeited. After giving effect to these transactions, the Company had 15,471,433 shares issued and outstanding as of June 30, 2004. For the three months ended September 30, 2004, the Company issued 551,150 shares of common stock from the exercise of warrants under the Warrant Agreement. On September 15, 2004, 67 shares of unvested restricted stock were forfeited. After giving effect to these transactions, the Company had 16,022,516 shares issued and outstanding.

Changes in Financial Condition

      During the quarter, we originated nine loans and investments totaling $167.0 million, of which $150.5 million was funded. Of the new loans and investments, five were mezzanine loans totaling $117.0 million, three were bridge loans totaling $32.0 million, and one was a direct equity investment totaling $1.5 million. We have received full satisfaction of three loans totaling $10.6 million and partial repayment on three loans totaling $6.8 million.

      Our loan portfolio balance at September 30, 2004 was $791.3 million, with a weighted average current interest pay rate of 7.49%, as compared to $323.5 million with a weighted average interest pay rate of 7.49% at December 31, 2003. At September 30, 2004, advances on financing facilities totaled $513.9 million, with a weighted average funding cost of 3.84% as compared to $172.5 million, with a weighted average funding cost of 3.40%, at December 31, 2003.

      In addition, in March 2004, we purchased $57.4 million (including $0.1 million of purchased interest) of agency-sponsored whole pool mortgage related securities. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these mortgage related securities. We will receive payments from the payments that are made on these underlying mortgage loans. The loans have a fixed rate of interest for three years and adjust annually thereafter. These loans have a weighted average coupon rate of 3.7%. Of these mortgage-related securities, $20.6 million were issued by FNMA and $36.7 million were issued by FHLMC. At September 30, 2004, these securities were financed under a new $100 million repurchase agreement at a rate of one month LIBOR plus 0.15%. At September 30, 2004, the amortized cost of these securities was $50.7 million. We are carrying these securities at their estimated fair value of $49.9 million, which resulted in a $846,000 unrealized loss that was recorded in other comprehensive loss. At September 30, 2004 the outstanding debt balance on the financing of these securities was $47.5 million.

Sources of Operating Revenues

      We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the quarter ended September 30, 2004, interest on these loans and investments represented approximately 98% of our total revenues. Included in interest on loans and investments was a participation interest earned and received representing approximately 4% of our total revenues. We provide bridge loans secured by first lien mortgages on the property to borrowers who are typically seeking short term capital to be used in an acquisition of property. The bridge loans we make typically range in size from $1 million to $30 million and have terms of up to seven years. We provide real property owners with mezzanine loans that are secured by pledges of ownership interests in entities that directly or indirectly control the real property or second mortgages. These loans typically range in size from $2 million to $30 million and have terms of up to seven years. We also make preferred equity investments in entities that directly or indirectly own real property.

      We will also derive interest income from our investments in mortgage related securities. For the quarter ended September 30, 2004, interest on these investments represented approximately 2% of our total revenues.

      We also derive operating revenues from other income that represents miscellaneous asset management fees associated with our loans and investments portfolio. For the quarter ended September 30, 2004, revenue from other income was approximately $9,000.

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

Critical Accounting Policies

      Refer to the section of our Registration Statement on Form S-11 (No. 333-110472) declared effective on April 6, 2004 by the SEC (the “Registration Statement”) entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2004, there was one new critical accounting policy, which is listed in “Recently Issued Accounting Pronouncements” below. In addition there were no material changes to critical accounting policies disclosed in the Registration Statement.

Available-For-Sale Securities

      We invest in agency-sponsored whole pool mortgage related securities. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these mortgage related securities. We will receive payments from the payments that are made on these underlying mortgage loans, which have a fixed rate of interest for three years and adjust annually thereafter. These securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Losses other-than-temporary losses are recognized currently in income. These available for sale securities are pledged as collateral for borrowings under a repurchase agreement “See Liquidity and Capital Resources.”

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

      In adopting FIN 46 and FIN 46-R, we have evaluated our loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in us determining that our mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. Of the 58 loans and investments the Company has entered into, the Company has identified one loan of $26.5 million originated in July 2004, of which was made to an entity determined to be a VIE. This entity owns real property located in New York. For this VIE, the Company has determined that it is not the primary beneficiary and as such the VIE should not be consolidated in the Company’s financial statements. For all other investments, we have determined that the entities have sufficient equity at risk and, accordingly, they are not VIE’s. As such, we have continued to account for these mezzanine loans and preferred equity investments and investments in equity investments as a loan, joint venture or real estate, as appropriate.

Results of Operations

     For the Three Months Ended September 30, 2004 and 2003

      The following table sets forth our results of operations for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,		Increase/(Decrease)

	2004	2003	Amount	Percent

Revenue:
Interest income	$16,843,068	$4,669,990	$12,173,078	261%
Other income	9,098	500	8,598	1720%

Total revenue	16,852,166	4,670,490	12,181,676	261%

Expenses:
Interest expense	5,592,059	721,854	4,870,205	675%
Employee compensation and benefits	448,564	446,845	1,719	0%
Stock based compensation	49,792	1,587,674	(1,537,882)	(97)%
Selling and administrative	544,575	133,304	411,271	309%
Management fee	1,058,845	293,501	765,344	261%

Total expenses	7,693,835	3,183,178	4,510,657	142%

Income before minority interest	9,158,331	1,487,312	7,671,019	516%
Income allocated to minority interest	1,524,359	412,557	1,111,802	269%

Net income	$7,633,972	$1,074,755	$6,559,217	610%

      The following discussion compares our results of operations for the three months ended September 30, 2004 to the comparable period in 2003:

      Revenue. Interest income increased $12.2 million, or 261%, to $16.8 million for the quarter ended September 30, 2004 from $4.7 million for the quarter ended September 30, 2003. This increase was primarily due to a 209% increase in the weighted average balance of loans and investments combined with a 14% increase in the weighted average interest rate of the loans and investments portfolio as a result of new originations and increased market interest rates. Interest income was $16.8 million for the quarter ended September 30, 2004 of which $16.5 million was from our loans and investments portfolio, including a $667,000 participation interest earned and received on one of our loans.

      Other income increased $8,600, or 1720% to $9,100 for the quarter ended September 30, 2004 from $500 for the quarter ended September 30, 2003. This was primarily due to increased asset management fees directly related to a larger loans and investments portfolio in the quarter ended September 30, 2004.

      Expenses. Interest expense increased $4.9 million, or 675%, to $5.6 million for the quarter ended September 30, 2004 from $722,000 for the quarter ended September 30, 2003. This increase was primarily due to a 471% increase in the weighted average borrowings combined with a 31% increase in the average cost of these borrowings as a result of an increase in market interest rates.

      Employee compensation and benefits expense remained relatively unchanged.

      Stock-based compensation expense decreased by $1.5 million, or 97%, to $50,000 for the quarter ended September 30, 2004 from $1.59 million for the quarter ended September 30, 2003. These expenses represent the cost of restricted stock granted to certain of our employees, executive officers and directors of our manager. Of the total shares granted, two-thirds of the shares granted vested immediately and the remaining one-third will vest over three years. The decrease was entirely due to the initial two-thirds shares granted vesting in this period in 2003 as compared with only a ratable portion of the unvested shares recorded as expense in 2004.

      Selling and administrative expense increased by $411,000, or 309%, to $545,000 for the quarter ended September 30, 2004 from $133,000 for the quarter ended September 30, 2003. This increase is directly attributable to professional fees, including legal and accounting services, insurance expense and director’s fees associated with operating a public company since our filing in April 2004.

      Management fees increased $765,000, or 261%, to $1.1 million for the quarter ended September 30, 2004 from $294,000 for the quarter ended September 30, 2003. These amounts represent base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $266,000 mainly due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2003. Additionally, for the period ending September 30, 2004, our manager earned its first incentive management fees of $499,000.

      Income allocated to Minority Interest. Income allocated to minority interest increased by $1.1 million, or 269%, to $1.5 million for the quarter ended September 30, 2004 from $413,000 for the quarter ended September 30, 2003. These amounts represent the portion of our income allocated to our manager, which owns a 16% limited partnership interest in our operating partnership for the period ending September 30, 2004. This increase is primarily due to a growth of 516% in income before minority interest partially offset by a decrease in ownership percentage from 28% to 16%, which was primarily attributable to the initial public offering in April 2004.

     For the Nine Months Ended September 30, 2004

      The following table sets forth our results of operations for the nine months ended September 30, 2004:

Nine Months
Ended
September 30,
2004

Revenue:
Interest income	$36,945,809
Other income	35,629

Total revenue	36,981,438

Expenses:
Interest expense	11,526,496
Employee compensation and benefits	1,679,007
Stock based compensation	256,799
Selling and administrative	1,155,729
Management fee	1,892,902

Total expenses	16,510,933

Income before minority interest	20,470,505
Income allocated to minority interest	3,952,258

Net income	$16,518,247

      Revenue. Interest income was $36.9 million for the nine months ended September 30, 2004 of which $36.2 million was from our loan and investment portfolio. The average balance of the loan and investment portfolio was $572.7 million during the nine months ended September 30, 2004 and the average yield on those assets was 8.3%.

      Other income was approximately $36,000 for the nine months ended September 30, 2004. This income represents miscellaneous asset management fees associated with our loans and investments portfolio.

      Expenses. Interest expense was $11.5 million for the nine months ended September 30, 2004 of which $11.1 million was from the debt financing of our loan and investment portfolio. The average balance of debt financing on our loan and investment portfolio was $338.0 million during the nine months ended September 30, 2004 and the average cost of these borrowings was 4.3%.

      Employee compensation and benefits expense was $1.7 million for the nine months ended September 30, 2004, which represents salaries, benefits and incentive compensation for the 16 employees employed by us during this period.

      Stock-based compensation expense was approximately $257,000 for the nine months ended September 30, 2004. These expenses represent the cost of restricted stock granted to certain of our employees, executive officers and directors and certain executive officers and employees of our manager. Of the total shares granted, two-thirds of the shares granted vested immediately and the remaining one-third will vest over three years. The amount of compensation expense recorded for the nine months ended September 30, 2004 represents a ratable portion of the expense of the unvested shares.

      Selling and administrative expense was $1.2 million for the nine months ended September 30, 2004. This amount is comprised primarily of professional fees, including legal and accounting services, insurance expense and director’s fees.

      Management fees were $1.9 million for the nine months ended September 30, 2004. This amount represents $1.4 million of base management fees and $0.5 million of incentive compensation fees as provided for in the management agreement with our manager.

      Income Allocated to Minority Interest. Income allocated to minority interest was $4.0 million for the nine months ended September 30, 2004. This amount represents the portion of our income allocated to our manager, which owns a 16% limited partnership interest in our operating partnership at September 30, 2004 and was allocated a percentage of our income for the nine months ended September 30, 2004.

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

      On April 13, 2004, we sold 6,750,000 shares of our common stock in a public offering at a price to the public of $20.00 per share for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down indebtedness. In addition, on May 6, 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. We received net proceeds of approximately $9.8 million after deducting the underwriting discount. For the quarter ended September 30, 2004, 891,959 common stock warrants were exercised which resulted in the issuance of 551,150 shares and proceeds of $6.6 million. Subsequent to September 30, 2004 and as of November 10, 2004, additional proceeds from exercised warrants totaled $14.6 million.

      We also maintain liquidity through one warehouse credit agreement and five master repurchase agreements with five different financial institutions.

      We have a $250.0 million warehouse credit agreement with a financial institution, dated as of July 1, 2003, with a term of three years. In the event this facility is not renewed, we have nine months to repay all outstanding advances. In addition to LIBOR-based interest obligations, this warehouse credit facility includes a profit sharing agreement, whereby the institution shares in the net interest spread of the assets financed. The profit sharing component represents the percentage of the net profits earned over the life of a loan that are payable to the lender upon repayment of the underlying investment. Net profits are based on interest income, interest expense and deferred interest payable at repayment of an investment. On September 30, 2004, the outstanding balance under this facility was $194.7 million.

      We have a $100.0 million master repurchase agreement with a second financial institution, dated as of November 18, 2002, which matures in December 2004. On September 30, 2004, the outstanding balance under this facility was $46.6 million.

      We have a $50.0 million master repurchase agreement with a third financial institution, dated as of July 1, 2003, which matures in November 2005. This facility has not yet been utilized.

      We have a $350.0 million master repurchase agreement with a fourth financial institution, dated as of December 23, 2003, with a term of three years and an interest rate based on LIBOR. In July 2004 this repurchase agreement was amended increasing the amount of available financing from $250 million to $350 million and amending certain terms of this agreement, which are generally more favorable to us. The $100 million increase to the facility has a term of one year with a one year extension option. On September 30, 2004, the outstanding balance under this facility was $251.7 million. In addition we entered into a new $100 million repurchase agreement with the same financial institution to finance our securities held for sale. This facility has a term of one year and an interest rate of LIBOR plus .15%. On September 30, 2004, the outstanding balance of this new facility was $47.5 million. These borrowings equal 97% of the estimated fair value of the securities (net of principal payment receivables of $860,000). If the estimated fair value of the securities decreases, we may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.

      Additionally, we entered into a new repurchase agreement with a fifth financial institution, dated July 30, 2004 for the sole purpose of financing a newly originated $30 million mezzanine loan which was purchased from this institution. The agreement constitutes a 70% advance rate of the current loan balance, interest to be paid monthly based on pricing over LIBOR, and will expire in April 2005. On September 30, 2004, the outstanding balance under this facility was $21 million.

      The warehouse credit agreement and the five master repurchase agreements require that we pay interest monthly, based on our pricing over LIBOR. The amount of our pricing over LIBOR varies depending upon the structure of the loan or investment financed pursuant to the warehouse credit agreement or the master repurchase agreement. Our pricing over LIBOR is summarized in the table on the following page.

      The warehouse credit agreement and the five master repurchase agreements require that we pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.

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

      The maximum borrowing capacities, advance rates and other principal terms of our credit facilities are listed below (LIBOR refers to one-month LIBOR). These facilities have an aggregate capacity of $871.0 million and as of September 30, 2004, borrowings were approximately $561.4 million.

	Warehouse		Repurchase	Repurchase	Repurchase		Repurchase	Repurchase
	Facility		Agreement	Agreement	Agreement		Agreement	Agreement

Total facility amount	$250,000,000		$100,000,000	$50,000,000	$350,000,000		$100,000,000	$21,000,000
Sub-facility amount(10)					$100,000,000
Maximum advance rate					27%-50%
Pricing over LIBOR					.9375%- 3.225%
Sublimits based on investment type
Bridge loan sublimit amount	$135,000,000		N/A	$50,000,000	N/A
Maximum advance rate(1)	85	%(2)	80%	80%	80%-90	%(3)
Pricing over LIBOR	2.00%		2.00%	2.00%	1.30%- 2.40	%(3)
Profit share(4)	20.0%
Junior Interests sub limit amount					$187,500,000
Maximum advance rate					60%-75%
Pricing over LIBOR					2.00%-3.00%
Mezzanine loans/preferred equity
sublimit amount	$165,000,000		$25,000,000	$50,000,000	$150,000,000	(11)		N/A
Maximum advance rate(1)	80	%(5)	65%	75%	20%-70	%(3)		70%
Pricing over LIBOR	2.75%		2.75%	2.75%	2.225%- 3.65	%(3)		1.5%
Profit share(4)	20.0%
Note acquisitions sublimit amount	$125,000,000
Maximum advance rate(5)	80	%(6)
Pricing over LIBOR	2.50%
Property acquisitions total line	$125,000,000
Maximum advance rate	80%
Pricing over LIBOR	2.50%
Mortgage-backed securities
Maximum advance rate								97%
Pricing over LIBOR								0.15%
Financial covenants:
Minimum net worth	$115,000,000	(7)	$45,000,000 (7)	(8)	$75,000,000	(7)
Leverage (debt to net worth) ratio must not exceed	6 to 1		8 to 1	6 to 1	4 to 1
Minimum liquidity(9)	$3,000,000		N/A	N/A	$5,000,000

(1)	Advance rates for certain investments funded under the credit facilities are negotiated on an individual basis and may differ from the maximum advance rate listed.

(2)	Maximum loan amount advanced per bridge loan equal to $20.0 million.

(3)	Advance rates and pricing over LIBOR vary due to the type of asset financed.

(4)	Certain investments are financed under prior profit sharing agreements between the financial institution and Arbor Commercial Mortgage with profit sharing percentages ranging from 17.5% to 45.0% of net interest income of the loans and investments financed.

(5)	Maximum loan amount advanced per mezzanine loan equal to $20.0 million.

(6)	Maximum loan amount advanced per acquisition equal to $20.0 million.

(7)	Minimum net worth is defined as net worth of our operating partnership.

(8)	Minimum net worth is equal to 75% of the highest level reached over the preceding twelve consecutive calendar months.

(9)	Minimum liquidity is defined as cash and cash equivalents plus any excess margin.

(10)	$100,000,000 of the total facility amount is available for financing bridge loans, junior interests or mezzanine loans wherein the underlying property is not stabilized or is being repositioned. In the case of junior interests and mezzanine loans, the senior loan must also be owned by the Company.

(11)	Mezzanine loans limited to $150,000,000 and preferred equity interests shall not exceed 15% of the total outstanding balance under the facility.

      In addition to the financial covenants presented in the table above, our warehouse credit agreement and master repurchase agreements contain covenants that prohibit us from effecting a change in control or disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. Furthermore, the credit facilities include various covenants not deemed to be restrictive including preservation of company existence, conduct of business, compliance with applicable laws, financial statement reporting requirements, maintenance of paper records and files and loan performance and servicing date reporting requirements. If we violate these covenants in any of these agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under a line of credit, even if repayment of some or all borrowings is not required. As of September 30, 2004, we are in compliance with all covenants and restrictions.

Related Party Transactions

      Arbor Commercial Mortgage, LLC (“ACM”), our manager, has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At September 30, 2004, ACM’s investment in this joint venture was approximately $2.6 million. At September 30, 2004, we had a $2.6 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by our chief executive officer and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. We agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million, of which $6.8 million was outstanding as of September 30, 2004. The mezzanine financing requires interest payments based on one month LIBOR and matures in May 2006. This additional financing is secured by a second mortgage lien on the property. Interest income recorded from these loans was approximately $224,000 and $793,000 for the three and nine months ended September 30, 2004.

      As of September 30, 2004, we had a $13.75 million first mortgage loan and a $1.2 million second mortgage loan, each of which bears interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005, outstanding to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and that institution. Interest income recorded from these loans was approximately $218,000 and $622,000 for the three and nine months ended September 30, 2004.

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

Sources of Operating Revenues

      ACM derives its operating revenues primarily from interest received from making real estate related bridge and mezzanine loans and preferred equity investments. ACM provides bridge loans secured by first lien mortgages on the property to borrowers who are typically seeking short term capital to be used in an acquisition of property. The bridge loans ACM makes typically range in size from $1 million to $25 million and have terms of up to seven years. ACM provides real property owners with mezzanine loans that are secured by pledges of ownership interests in entities that directly or indirectly control the real property or second mortgages. These loans typically range in size from $2 million to $15 million and have terms of up to seven years. ACM also makes preferred equity investments in entities that directly or indirectly own real property. Interest represented 83% of total revenue for the six months ended June 30, 2003.

      ACM also derives operating revenue from other income that includes several types of income that are recorded upon receipt. Certain of ACM’s loans and investments provide for additional payments based on the borrower’s operating cash flow, appreciation of the underlying collateral, payments calculated based on timing of when the loan pays off and changes in interest rates. Such amounts are not readily determinable and are recorded as other income upon receipt. Other income also includes the recognition of deferred revenue on loans that prepay, asset management fees related to our loans and investment portfolio and satisfactions on impaired loans in excess of carrying values. Other income represented 17% of total revenue for the six months ended June 30, 2003.

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

Results of Operations

Six Months Ended
June 30, 2003

Revenue:
Interest income	$7,688,465
Other income	1,552,414

Total revenue	9,240,879

Direct operating expenses:
Interest expense	3,468,275
Employee compensation and benefits	1,751,147
Selling and administrative	458,266
Provision for loan losses	60,000

Total direct operating expenses	5,737,688

Revenue in excess of direct operating expenses	3,503,191

Gain on sale of loans and real estate	1,024,268

Revenue and gain on sale of loans and real estate in excess of direct operating expenses	$4,527,459

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

      Employee compensation and benefits was $1.8 million for the six months ended June 30, 2003, which represents salaries, benefits and incentive compensation for the employees related to the origination and asset management of our loans and investments.

      Selling and administrative expenses was $458,000 for the six months ended June 30, 2003, which represents legal, travel, meals and entertainment and marketing expenses associated with our lending and investment activities, and operating expenses incurred for a real estate owned asset.

      Provision for loan losses was $60,000 for the six months ended June 30, 2003, which represents provisions to reflect certain loans at their estimated fair values.

      Gain on sale of loans and real estate was $1.0 million for the six months ended June 30, 2003, which represents a partial liquidation of a joint venture interest in 2003.

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

      We are externally managed and advised by ACM and pay ACM a management fee in accordance with the terms of the management agreement among us. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated interim financial statements would have been affected had we been formed at an earlier time. Employee compensation and benefits expense would have decreased by $1.3 million for the six months ended June 30, 2003, because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $95,000 for the six months ended June 30, 2003.

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

      Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. Based on the loans and liabilities as of September 30, 2004, and assuming the balances of these loans and liabilities remain unchanged for the subsequent months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $2.0 million because the principal amount of loans that would be subject to an interest rate adjustment under this scenario is greater than the amount of liabilities that would subject to an interest rate adjustment. A 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $231,000 because the principal amount of loans exceeds the amount of liabilities partially offset by the fact that the principal amount of loans currently subject to interest rate floors (and, therefore, would not be subject to a downward interest rate adjustment) exceeds the amount of liabilities currently subject to interest rate floors. As the size of the portfolio increases, a decline in interest rates may have a negative impact on our net income.

      In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

      We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .15%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction our net interest income and cash flows related to these securities. Based on the securities and borrowings as of September 30, 2004, and assuming the balances of these securities and borrowings remain unchanged for the subsequent months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $475,000. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $475,000.

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

      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the time frame specified by the SEC’s rules and forms.

      There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

      Not applicable.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the period covered by this report, the Company issued a total of 551,150 shares of its common stock upon the exercise of 891,959 warrants that were originally issued pursuant to the terms of the Warrant Agreement on July 1, 2003. Pursuant to the Warrant Agreement, each of the warrants are exercisable from July 13, 2004 to July 1, 2005 for one share of common stock at an exercise price of $15 in cash or a number of shares of common stock or warrants deemed to have a fair market value equivalent to the cash exercise price. The Company issued each of the warrants as a component of the Company’s units, each consisting of five shares of common stock and a warrant, in a private placement of the units on July 1, 2003.

      The issuance and sale of the shares of common stock issued upon the exercise of these warrants was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof. These transactions did not involve any public offering of common stock, the holders of the warrants had adequate access to information about the Company through its public filings with the SEC, and an appropriate legend was placed on the certificates evidencing the shares of common stock issued to the exercising holders of the warrants.

      The Company received a total of $6,591,450 in proceeds as a result of the exercise of the 891,959 warrants. Of the total number of shares of common stock issued upon the exercise of such warrants, 439,430 shares were issued in consideration of the payment of the cash exercise price and 111,720 shares were issued in consideration of the holder of the related warrant surrendering shares of common stock or additional warrants in lieu of the cash exercise price.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on July 29, 2004, for the purpose of considering and acting upon the following:

(1) Election of Directors. Two Class I directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes

Nominees	For	Withheld

Jonathan A. Bernstein	17,145,882	922,266
Joseph Martello	16,956,784	1,111,564

(2) Two matters were approved and the votes cast for or against and the abstentions were as follows:

(a) Stock Incentive Plan.

	Aggregate Votes

				Broker
	For	Against	Abstained	Non-Votes

Approval of the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan (as amended and restated)	13,363,375	239,760	969,720

(3) Ratification of Ernst & Young.

	Aggregate Votes

				Broker
	For	Against	Abstained	Non-Votes

Ratification of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004	18,063,248	3,500	1,400

      The continuing directors of the Company are Ivan Kaufman, C. Michael Kojaian, Melvin F. Lazar, William Helmreich and Walter K. Horn.

Item 5.	OTHER INFORMATION

      Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits filed with this Form 10-Q:

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
4.1	Form of Certificate for Common Stock*
4.2	Form of Global Units Certificate*
4.3	Form of Warrant Certificate (included as Exhibit A to Exhibit 4.4)*
4.4	Warrant Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and American Stock Transfer & Trust Company*
4.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*
10.1	Management Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*
10.4	Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated July 1, 2003, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*
10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*
10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.8	Amended and Restated 2003 Omnibus Stock Incentive Plan**
10.9	Form of Restricted Stock Agreement*
10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*
10.11	Form of Indemnification Agreement*
10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*
10.13	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*
10.14	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.15	First Amended and Restated Loan Repurchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc. and Arbor Realty Limited Partnership, as guarantors.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

Date: November 12, 2004