Form 10-Q/A
period 2004-09-30
ARBOR REALTY TRUST INC
filed 2004-11-17
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No. 1)

Form 10-Q/A

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

Explanatory Note

      We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 12, 2004, solely to include broker non-vote information in Item 4 of Part II. Except for the broker non-vote information in Item 4, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

ARBOR REALTY TRUST, INC.

FORM 10-Q

INDEX

PART II. OTHER INFORMATION		2
Item 4.	Submission of Matters to a Vote of Security Holders	2
Signatures		3
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

1

PART II.     OTHER INFORMATION

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

(2) Two matters were approved and the votes cast for or against and the abstentions were as follows:

(a) Stock Incentive Plan.

	Aggregate Votes

				Broker
	For	Against	Abstained	Non-Votes

Approval of the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan (as amended and restated)	13,363,375	239,760	969,720	3,491,293

(b) Ratification of Ernst & Young.

	For Aggr	egatenVotes	Abstained

Ratification of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004	18,063,248	3,500	1,400

      The continuing directors of the Company are Ivan Kaufman, C. Michael Kojaian, Melvin F. Lazar, William Helmreich and Walter K. Horn.

2

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

Date: November 17, 2004

3