Form 10-K
period 2004-12-31
ARBOR REALTY TRUST INC
filed 2005-03-31
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-32136

Arbor Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-0057959 (I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, New York (Address of principal executive offices)	11553 (Zip Code)

(516) 832-8002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☑            No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ☐            No ☑

     The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $291.8 million, computed by reference to the closing price of the common stock of the registrant on such date as reported on the NYSE. As of March 28, 2005, the registrant had issued and outstanding 16,741,122 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant’s 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ending December 31, 2004, is incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

          The information contained in this annual report on Form 10-K is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.

          This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” under Item 7 of this report.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

 i

PART I

ITEM 1. BUSINESS

Overview

          We are a specialized real estate finance company which invests in a diversified portfolio of structured finance assets in the multi-family and commercial real estate market. We invest primarily in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, and preferred equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We also invest in mortgage-related securities. Our principal business objective is to maximize the difference between the yield on our investments and the cost of financing these investments to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders.

          We are organized to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own an approximately 81% partnership interest in our operating partnership as of December 31, 2004.

          We are externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”), a national commercial real estate finance company which specializes in debt and equity financing for multi-family and commercial real estate, pursuant to the terms of a management agreement described below. We believe ACM’s experience and reputation positions it to originate attractive investment opportunities for us. Our management agreement with ACM was developed to capitalize on synergies with ACM’s origination infrastructure, existing business relationships and management expertise.

          We believe the financing of multi-family and commercial real estate offers significant growth opportunities that demand customized financing solutions. ACM has granted us a right of first refusal to pursue all structured finance investment opportunities identified by ACM. ACM continues to originate and service multi-family and commercial mortgage loans under Fannie Mae, Federal Housing Administration and conduit commercial lending programs. We believe that the customer relationships established from these lines of business may generate additional real estate investment opportunities for our business.

Our Corporate History

          On July 1, 2003, ACM contributed a portfolio of structured finance investments to our operating partnership. Concurrently with this contribution, we and our operating partnership entered into a management agreement with ACM pursuant to which ACM manages our investments for a base management fee and incentive compensation, and the nine person asset management group of ACM became our employees.

In exchange for ACM’s contribution of structured finance investments, our operating partnership issued approximately 3.1 million units of limited partnership interest, or operating partnership units, and approximately 0.6 million warrants to purchase additional operating partnership units at an initial exercise price of $15.00 per operating partnership unit to ACM. Concurrently, we, our operating partnership and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. In October 2004, ACM exercised these warrants and currently holds approximately 3.8 million operating partnership units, constituting an approximately 19% limited partnership interest in our operating partnership. ACM may redeem each of these operating partnership units for cash or, at our election, one share of our common stock. We granted ACM certain demand and other registration rights with respect to the shares of common stock that may be issued upon redemption of these operating partnership units. Each of these operating partnership units is also paired with one share of our special voting preferred stock entitling ACM to one vote on all matters submitted to a vote of our stockholders. ACM currently holds approximately 19% of the voting power of our outstanding stock. If ACM redeems these operating partnership units, an equivalent number of shares of our special voting preferred stock will be redeemed and cancelled.

          Concurrently with ACM’s contribution of investments to our operating partnership, we sold 1.6 million of our units, each consisting of five shares of our common stock and one warrant to purchase an additional share of common stock at an initial exercise price of $15.00 per share, for $75.00 per unit in a private placement and agreed to register the shares of common stock underlying these units and warrants for resale under the Securities Act of 1933. On July 13, 2004, we registered approximately 9.6 million shares of common stock underlying these units and warrants. As of March 28, 2005, approximately 1.5 million warrants were exercised, of which 0.5 million were exercised “cashless”, for a total of 1.2 million common shares issued pursuant to their exercise.

          In April 2004, we closed our initial public offering in which we issued and sold 6.3 million shares of common stock and a selling stockholder sold 22,500 shares of common stock, each at $20.00 per share. Concurrently with the initial public offering, we sold 0.5 million shares of common stock at the initial public offering price directly to an entity wholly-owned by one of our directors. The underwriters of our initial public offering exercised their overallotment option and, in May 2004, we issued and sold an additional 0.5 million shares of our common stock pursuant to such exercise.

     In January 2005, we completed a non-recourse collateralized debt obligation (“CDO”) transaction, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary, Arbor Realty SR, Inc., which issued $305 million of investment grade-rated floating-rate notes in a private placement. These proceeds were used to repay outstanding debt and resulted in a decreased cost of funds relating to the CDO assets.

Our Investment Strategy

          Our principal business objectives are to invest in bridge and mezzanine loans, including junior participating interests in first mortgages, preferred equity and other real estate related assets in the multifamily and commercial real estate market and actively manage our investment portfolio in order to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders. We believe we can achieve these objectives through the following business and growth strategies:

          Provide Customized Financing. We provide financing customized to the needs of our borrowers. We target borrowers who have demonstrated a history of enhancing the value of the properties they operate, but whose options may be limited by conventional bank financing and who may benefit from the sophisticated structured finance products we offer

          Focus on a Niche Market in Smaller Loan Balances. We focus on loans with principal amounts under $40 million, which many larger lending firms do not target. We can afford to invest the time and effort required to close loans of this size because of our relatively efficient cost structure.

          Execute Transactions Rapidly. We act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that rapid execution attracts opportunities from both borrowers and other lenders that would not otherwise be available. We believe our ability to structure flexible terms and close loans in a timely manner gives us a competitive advantage over lending firms that also serve the market for loans with principal amounts under $40 million.

          Manage and Maintain Credit Quality. A critical component of our success in the real estate finance sector is our ability to manage the real estate risk that is underwritten by our manager and us. We actively manage and maintain the credit quality of our portfolio by using the expertise of our asset management group, which has a proven track record of structuring and repositioning structured finance investments to improve the credit quality and yield on managed investments.

          Use Arbor Commercial Mortgage’s Relationships with Existing Borrowers. We capitalize on ACM’s reputation in the commercial real estate finance industry. ACM has relationships with over 400 distinct borrowers nationwide. Since ACM’s originators offer senior mortgage loans as well as our structured finance products, we are able to benefit from its existing customer base and use its senior lending business as a potential refinance vehicle for our structured finance assets.

          Offer Broader Products and Expand Customer Base. We have the ability to offer a larger number of financing alternatives than ACM has been able to offer to its customers in the past. Our potential borrowers are able to choose from products offering longer maturities and larger principal amounts than ACM could previously offer.

          Leverage the Experience of Executive Officers and Arbor Commercial Mortgage and Our Employees. Our executive officers and employees, and those of ACM, have extensive experience originating and managing structured commercial real estate investments. Our senior management team has on average over 20 years experience in the financial services industry including prior experience in managing and operating a public company, the predecessor of ACM.

Our Targeted Investments

          We actively pursue lending and investment opportunities with property owners and developers who need interim financing until permanent financing can be obtained. We target transactions under $40 million where we believe we have competitive advantages, particularly our lower cost structure and in house capabilities. Our structured finance investments generally have maturities of two to five years, depending on type, have extension options when appropriate, and generally require a balloon payment of principal at maturity. Borrowers in the market for these types of loans include, but are not limited to, owners or developers seeking either to acquire or refurbish real estate or to pay down debt and reposition a property for permanent financing.

          Our investment program emphasizes the following general categories of real estate related activities:

          Bridge Financing. We offer bridge financing products to borrowers who are typically seeking short term capital to be used in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is located in a recovering market. From the borrower’s perspective, shorter term bridge financing is advantageous because it allows time to improve the property value through repositioning the property without encumbering it with restrictive long term debt.

          The bridge loans we make typically range in size from $3 million to $30 million and are predominantly secured by first mortgage liens on the property. The term of the loan typically is up to five years. Historically, interest rates have ranged from 3.00% to 9.00% over 30-day LIBOR. Additional yield enhancements may include origination fees, deferred interest and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan.

          Mezzanine Financing. We offer mezzanine financing in the form of loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt. Mezzanine financing may take the form of loans secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property. We may also require additional collateral such as personal guarantees, letters of credit and/or additional collateral unrelated to the property.

          Our mezzanine loans typically range in size from $3 million to $35 million and have terms of up to seven years. Historically, interest rates have ranged from 5.00% to 12.00% over 30-day LIBOR, occasionally with an interest rate floor. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

          We hold our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes or taxable subsidiary corporations.

          Preferred Equity Investments. We provide financing by making preferred equity investments in entities that directly or indirectly own real property. In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, we typically become a special limited partner or member in the ownership entity.

          Real Property Acquisitions. We may purchase existing real estate for repositioning and/or renovation and then disposition at an anticipated significant return. From time to time, we may identify real estate investment opportunities. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to two year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short term financing. Repayment of the short term financing will either come from the sale of the property or conventional permanent debt.

          Note Acquisitions. We may acquire real estate notes from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes, for a variety of reasons (such as risk mitigation, portfolio diversification or other strategic reasons), to divest certain assets from its portfolio. These notes may be acquired at a discount. In such cases, we intend to use our management resources to resolve any dispute concerning the note or the property securing it and to identify and resolve any existing operational or any other problems at the property. We will then either restructure the debt obligation for immediate resale or sale at a later date or reposition it for permanent financing. In some instances, we may take title to the property underlying the real estate note.

          Mortgage-Related Securities. We invest in certificates issued by the Government National Mortgage Association, or GNMA, Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Association, or FHLMC that are collateralized by whole pools of fixed or adjustable rate residential or commercial mortgage loans. We refer to these mortgage-related securities as agency-sponsored whole loan pool certificates. The adjustable rate mortgage-related securities include adjustable-rate FHLMC ARM and FNMA ARM certificates, which are generally evidenced by pools of mortgage loans with a fixed rate of interest for the first three years with annual interest adjustments thereafter and GNMA ARM certificates, which have a fixed rate of interest for the first three years with annual adjustments in relation to the Treasury index thereafter. Unlike conventional fixed-income securities which provide for periodic fixed interest payments and principal payments at maturity and specified call dates, mortgage-related securities provide for monthly payments of interest and principal that, in effect, are a “pass-through” of the monthly payments made by the borrowers on the residential or commercial mortgage loans underlying such securities, net of any fees paid to the issuer or guarantor of such securities. Additional payments on the securities are made when repayments of principal are made due to the sale of the underlying property, refinancing or foreclosure, net of fees or costs that may be incurred. Some mortgage-related securities (such as securities issued by GNMA) are described as “modified pass-through” because they entitle the holder to receive all interest and principal payments owed on the mortgage pool, net of certain fees, at scheduled payment dates regardless of whether or not the mortgagor makes the payment.

          The rate of prepayments on the underlying mortgage loans affect the price and volatility of mortgage-related securities and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of our investment in such securities. The yield and maturity characteristics of mortgage-related securities differ from conventional fixed-income securities in that the principal amount of mortgage-related securities may be prepaid at any time because the underlying mortgage loans may be prepaid at any time. Therefore, some mortgage-related securities may have less potential for growth in value than conventional fixed-income securities with comparable maturities. In addition, the rate of prepayments tends to increase in periods of falling interest rates. During such periods, the reinvestment of prepayment proceeds by us will generally be at lower rates than the rates that were carried by the obligations that have been prepaid. To the extent that we purchase mortgage-related securities at a premium, prepayments (which may be made without penalty) may result in loss of our principal investment to the extent of the premium paid.

Our Structured Finance Investments

          We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge and mezzanine loans as well as preferred equity investments and mortgage-backed securities.

          At December 31, 2004, we had 61 loans and investments in our portfolio, totaling $842 million. These loans and investments were for 31 multi-family properties, 9 condo properties, 13 office properties, 3 hotels, 2 commercial properties, 2 retail properties, and 1 co-op property. There are no loans or investments in the portfolio that are non-performing. We continue to actively manage all loans and investments in the portfolio and believe that our strict underwriting and active asset management enable us to maintain the credit quality of our portfolio.

          The overall yield on our portfolio in 2004 was 8.80% on average assets of $635.1 million. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2004 was 4.80% on average borrowings of $383.8 million. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year. Our average net investment (average assets less average borrowings) in 2004 was $251.3 million, resulting in average leverage (average borrowings divided by average assets) of 60.4%. The net interest income earned in 2004 yielded a 15.2% return on our average net investment during the year. This yield was computed by dividing the net interest (interest income less interest expense) earned in 2004 by the average equity (computed as average assets minus average borrowings) invested during the year. Our business plan contemplates that our leverage ratio will be approximately 65% to 70%. However, our leverage will not exceed 80% of the value of our assets in the aggregate unless approval to exceed the 80% limit is obtained from our board of directors.

STRUCTURED FINANCE INVESTMENT PORTFOLIO
As of December 31, 2004

          The following tables set forth information regarding our bridge and mezzanine loans, preferred equity investments and other real estate-related assets as of December 31, 2004.

					Weighted
					Average
(Dollars in Thousands)				Weighted	Remaining
				Average	Maturity
Type	Asset Class	Number	Unpaid Principal	Pay Rate	(months)
Bridge Loans
	MultiFamily	13	$102,743	6.73%	21.5
	Office	2	24,640	6.69%	11.2
	Hotel	2	52,491	6.95%	35.6
	Condo	4	96,420	6.92%	11.4
	Other	2	5,764	7.62%	19.7

		23	282,058	6.85%	19.7
Mezzanine Loans
	MultiFamily	13	105,790	10.46%	27.8
	Office	11	287,500	10.17%	17.5
	Condo	5	84,449	8.47%	20.6
	Retail	2	42,433	11.25%	12.8
	Other	1	3,500	5.81%	18.0

		32	523,672	10.01%	19.7
Preferred Equity
	MultiFamily	5	34,791	8.19%	8.5
Other
	Hotel	1	1,933	7.39%	224.0

Total		61	$842,454	8.87%	19.7

(Dollars in Thousands)		12/31/04
Geographic Location	Unpaid Principal	Percentage(1)
New York	$462,053	55%
Florida	111,686	13%
New Jersey	63,940	8%
Maryland	53,498	6%
Diversified	67,433	8%
Other(2)	83,844	10%

Total	$842,454	100%

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other individual state makes up more than 4% of the total.

     Our Investments in Mortgage-Related Securities

          In 2004, we invested $57.4 million (including $0.1 million of purchased interest) in agency-sponsored whole pool certificates. $20.6 million of these securities were issued by FNMA and $36.7 million were issued by FHLMC. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these securities. The underlying mortgage loans bear interest at a weighted average fixed rate for three years and adjusts annually thereafter and have a weighted average coupon rate of 3.8%. We receive monthly payments of interest and principal on these securities based on the monthly interest and principal payments that are made on the underlying mortgage loans. At December 31, 2004, these securities were financed under a $100 million repurchase agreement, maturing July 2005, at a rate of one-month LIBOR plus 0.15%. At December 31, 2004, the amortized cost of these securities was $47.1 million and the amount outstanding on the repurchase agreement related to the financing of these securities was $44.2 million. These investments had a weighted average balance of $51.9 million for the year with an average yield of 2.08%. These assets were financed by borrowings with a weighted average balance of $50.3 million and an average cost of of funds of 1.24%.

          The table below sets forth information regarding our investments in mortgage-related securities as of December 31, 2004. These securities have a fixed interest rate until March 2007, and adjust annually thereafter.

(Dollars in Thousands)					Initial
	Amortized	Unrealized	Market		Interest
	Cost	Loss	Value	Maturity	Rate

FHLMC Security	$21,821	$(214)	$21,607	3/2034	3.80%
FHLMC Security	9,045	(108)	8,937	3/2034	3.76%
FNMA Security	16,246	(207)	16,039	3/2034	3.80%

Total	$47,112	$(529)	$46,583

Regulatory Aspects of Our Investment Strategy

          Real Estate Exemption from Investment Company Act. We believe that we conduct and we intend to conduct our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940. There is an exemption from registration for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” This exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate assets. Assets that qualify for purposes of this 55% test include, among other things, real estate, mortgage loans and agency-sponsored whole loan pool certificates. Our bridge loans secured by first mortgage liens on the underlying properties’ loans secured by second mortgage liens on the underlying properties and agency-sponsored whole loan pool certificates generally qualify for purposes of this 55% test. We believe that these assets and certain of our mezzanine loans are in excess of 55% of our assets as of December 31, 2004 to qualify for purposes of the 55% test. The percentage of our assets that we invest in agency-sponsored whole loan pool certificates may decrease if we determine that we do not need to purchase such certificates for purposes of meeting the 55% test. If the Securities and Exchange Commission (“SEC”) takes a position or makes an interpretation more favorable to us, we may have greater flexibility in the investments we make. Our investments in mortgage-related securities are limited to agency-sponsored whole loan pool certificates which qualify for purposes of the 55% test. Our investment guidelines provide that no more than 15% of our assets may consist of any type of the mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement

          On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM’s services. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, ACM receives a base management fee and incentive compensation calculated as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Arbor Realty Trust Inc. and Subsidiaries” under Item 7 of this report.

Operations

          Our Manager’s Investment Services. Under the management agreement, ACM is responsible for sourcing originations, providing underwriting services and processing approvals for all loans and other investments in our portfolio. ACM also provides certain administrative loan servicing functions with respect to our loans and investments. We are able to capitalize on ACM’s well established operations and services in each area described below.

          Origination. Our manager sources the origination of most of our investments. ACM has a network of 15 sales offices located in Atlanta, Georgia; Bethesda, Maryland; Bloomfield Hills, Michigan; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Woodland Hills, California; Rochester, New York; New York, New York; San Francisco, California; Pasadena, California; Manhattan Beach California; Salt Lake City, Utah; Charlotte, North Carolina; and Uniondale, New York. These offices are staffed by approximately 21 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM’s marketing effort occurs at the branch level, ACM also markets its products in industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower’s needs. Loan originators in every branch office are able to offer borrowers the full array of ACM’s and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM’s underwriters for due diligence.

          Underwriting. ACM’s loan originators work in conjunction with its underwriters who perform due diligence on all proposed transactions prior to loan approval and commitment. The underwriters analyze each loan application in accordance with the guidelines set forth below in order to determine the loan’s conformity with respect to such guidelines. In general, ACM’s underwriting guidelines require it to evaluate the following: the historic and in place property revenues and expenses; the potential for near term revenue growth and opportunity for expense reduction and increased operating efficiencies; the property’s location, its attributes and competitive position within its market; the proposed ownership structure, financial strength and real estate experience of the borrower and property management; third party appraisal, environmental and engineering studies; market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends; review of an acceptable mortgagee’s title policy and an “as built” survey; construction quality of the property to determine future maintenance and capital expenditure requirements; and the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. Consideration is also given to other factors, such as additional forms of collateral and identifying likely strategies to effect repayment. ACM will refine its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

          Investment Approval Process. ACM applies its established investment approval process to all loans and other investments proposed for our portfolio before submitting each proposal to us for final approval. A written report is generated for every loan or other investment that is submitted to ACM’s credit committee for approval. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property consolidated financial statements and analysis. In addition, the report summarizes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. If the transaction is approved by a majority of ACM’s credit committee, it is presented for approval to our credit committee, which consists of our chief executive officer, chief credit officer, and executive vice president of structured finance. All transactions require the approval of a majority of the members of our credit committee. Following the approval of any such transaction, ACM’s underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and that they conform with lending requirements established for that particular transaction. If our credit committee and our independent directors reject the loan and our independent directors allow ACM or one of its affiliates to pursue it, ACM will have the opportunity to execute the transaction.

          Servicing. ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of approximately 600 loans with outstanding balances of $3.5 billion through its loan administration department in Buffalo, New York. ACM’s loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM’s data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

          Our Asset Management Operations.  Our asset management group is comprised of fifteen employees. Prior to our formation, the asset management group successfully managed numerous transactions, including complex restructurings, refinancings and asset dispositions for ACM.

          Effective asset and portfolio management is essential to maximizing the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment’s operating history, local economic trends and rental and occupancy rates and evaluates the underlying property’s competitiveness within its market. This group assesses potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of on site property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

          Timely and accurate identification of an investment’s operational and financial issues and each borrower’s objectives is essential to implementing an executable loan workout and restructuring process. Since existing management may not have the requisite expertise to manage the workout process effectively, the asset management group determines current operating and financial status of an asset or portfolio and performs liquidity analysis of properties and ownership entities and then, if appropriate, identifies and evaluates alternatives in order to maximize the value of an investment.

          Our asset management group continues to provide its services to ACM on a limited basis pursuant to an asset management services agreement between ACM and us. The asset management services agreement will be effective throughout the term of our management agreement and during the origination period described in the management agreement. In the event the services provided by our asset management group pursuant to this agreement exceed by more than 15% per quarter the level anticipated by our board of directors, we will negotiate in good faith with our manager an adjustment to our manager’s base management fee under the management agreement, to reduce the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group.

Operating Policies and Strategies

          Investment Guidelines.  Our board of directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity, determined as of the date of such investment, will be invested in any single asset; (4) our leverage will generally not exceed 80% of the value of our assets, in the aggregate; (5) we will not co-invest with our manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our manager or the affiliate making such co-investment; (6) no more than 15% of our gross assets may consist of mortgage-related securities.

          Financing Policies.  We finance the acquisition of our structured finance investments primarily by borrowing against or “leveraging” our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity to assets ratio no greater than 20%, although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant by our manager. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the net interest income from our investments.

          Our investments are financed primarily by floating rate secured notes collateralized by certain of our structured finance investments and through our floating rate warehouse lines of credit, loan repurchase agreements and other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

          Credit Risk Management Policy.  We are exposed to various levels of credit and special hazard risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We originate or purchase mortgage loans that meet our minimum debt service coverage standards. ACM, as our manager, our asset management group and our chief credit officer review and monitor credit risk and other risks of loss associated with each investment. In addition, ACM seeks to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our board of directors monitors the overall portfolio risk and reviews levels of provision for loss.

          Interest Rate Risk Management Policy.  To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management policy intended to mitigate the negative effects of major interest rate changes. We minimize our interest rate risk from borrowings by attempting to structure the key terms of our borrowings to generally correspond to the interest rate term of our assets.

          We may enter into hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as ACM determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that we enter into a hedging contract to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract, while comprising nonqualifying income for purposes of the REIT 75% gross income test, would not give rise to nonqualifying income for purposes of the 95% gross income test. ACM may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

          To date, the only hedging transaction we have entered into was an interest rate swap in December 2004 in connection with the issuance of floating rate secured notes collateralized by certain of our structured finance investments. The notional amount of the interest rate swap agreement approximates the amount of the floating rate secured notes. We will receive interest payments on the notional amount based on three-month LIBOR and pay interest on the notional amount based on one-month LIBOR.

          Disposition Policies.  Although there are no current plans to dispose of properties or other assets within our portfolio, ACM evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, ACM may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

          Equity Capital Policies.  Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock in connection with acquisitions. We also may issue units of partnership interest in our operating partnership in connection with acquisitions of property. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as the board of directors concludes that we should continue to qualify as a REIT.

          Conflicts of Interest Policies.  We, our executive officers and ACM face conflicts of interests because of our relationships with each other. Mr. Kaufman is our chief executive officer and the chief executive officer of ACM and serves on our credit committee. Mr. Ivan Kaufman and entities controlled by him own approximately 90% of the outstanding membership interests of ACM. Mr. Herbst is our chief financial officer and the chief financial officer of ACM and has a minority ownership interest in ACM. In addition, Mr. Weber, our executive vice president of structured finance and two of our directors, Mr. Joseph Martello and Mr. Walter Horn, have minority ownership interests in ACM. Mr. Horn also serves as our secretary and general counsel. Mr. Martello serves as the trustee and co-trustee of two separate trusts through which Mr. Kaufman owns an equity interest in ACM.

          We have implemented several policies, through board action and through the terms of our constituent documents and of our agreements with ACM, to help address these conflicts of interest:

•	Our charter requires that a majority of our board of directors be independent directors and that only our independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers.

•	Our board of directors has adopted a policy that decisions concerning our management agreement with ACM, including termination, renewal and enforcement thereof or our participation in any transactions with ACM or its affiliates outside of the management agreement, including our ability to purchase securities and mortgage or other assets from or to sell securities and assets to ACM, must be reviewed and approved by a majority of our independent directors.

•	Our management agreement provides that our determinations to terminate the management agreement for cause or because the management fees are unfair to us or because of a change in control of our manager will be made by a majority vote of our independent directors.

•	Our independent directors will periodically review the general investment standards established for ACM under the management agreement.

•	Our management agreement with ACM provides that ACM may not assign duties under the management agreement, except to certain affiliates of ACM, without the approval of a majority of our independent directors.

•	Our management agreement provides that decisions to approve or reject investment opportunities rejected by our credit committee that ACM or Mr. Kaufman wish to pursue will be made by a majority of our independent directors.

          Our board of directors has approved the operating policies and the strategies set forth above. The board of directors has the power to modify or waive these policies and strategies, or amend our agreements with ACM, without the consent of our stockholders to the extent that the board of directors (including a majority of our independent directors) determines that such modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our manager or any affiliate of our manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board consist of independent directors or the requirement that our independent directors approve related party transactions without the approval of two thirds of the votes entitled to be cast by our stockholders.

Compliance with Federal, State and Local Environmental Laws

          Properties that we may acquire, and the properties underlying our structured finance investments and mortgage-related securities, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to properties we may acquire. We will endeavor to ensure that these properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

Competition

          Our net income depends, in large part, on our manager’s ability to originate structured finance investments with spreads over our borrowing costs. In originating these investments, our manager competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, some of which may have greater financial resources and lower costs of capital available to them. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of structured finance assets suitable for purchase by us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans, our origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although management believes that we are well positioned to continue to compete effectively in each facet of our business, there can be no assurance that we will do so or that we will not encounter further increased competition in the future that could limit its ability to compete effectively.

Employees

          We currently have twenty-one employees, including Mr. Kovarik, our chief credit officer, Mr. Weber, our executive vice president of structured finance, and Mr. Kilgore, our executive vice president of securitization. Mr. Kaufman, our chief executive officer, Mr. Herbst, our chief financial officer and Mr. Horn, our general counsel and secretary, each of whom is a full time employee of our manager, perform the duties required pursuant to the management agreement with our manager and our bylaws.

Corporate Governance and Internet Address

          We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating/corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our manager.

          Our internet address is www.arborrealtytrust.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of the audit committee, nominating/corporate governance committee and compensation committee of our board of directors.

RISK FACTORS

     Our business is subject to various risks, including the risks list below. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our common stock could decline.

•	We are substantially controlled by ACM, our manager and its controlling equity owner, Mr. Kaufman.

•	We are dependent on our manager with whom we have conflicts of interest.

•	Our directors have approved very broad investment guidelines for our manager and do not approve each investment decision made by our manager.

•	Our manager has broad discretion to invest funds and may acquire structured finance assets where the investment returns are substantially below expectations or that result in net operating losses.

•	We depend on key personnel with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

•	We may be unable to invest excess equity capital on acceptable terms or at all, which would adversely affect our operating results.

•	The majority of our investments as of December 31, 2004 are mezzanine loans which are subject to a greater risk of loss than loans with a first priority lien on the underlying real estate.

•	We invest in multi-family and commercial real estate loans, which involve a greater risk of loss than single-family real estate loans.

•	Volatility of values of multi-family and commercial properties may adversely affect our loans and investments.

•	We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.

•	We may need to borrow funds under our credit facilities in order to satisfy our REIT distribution requirements, and a portion of our distributions may constitute a return of capital. Debt service on any borrowings for this purpose will reduce our cash available for distribution.

•	Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.

•	If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face substantial tax liability.

•	Our charter generally does not permit ownership in excess of 9.6% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without the prior approval of our board of directors.

ITEM 2.     PROPERTIES

     Arbor Commercial Mortgage, our manager, leases our shared principal executive and administrative offices, located at 333 Earle Ovington Boulevard in Uniondale, New York.

ITEM 3.     LEGAL PROCEEDINGS

     We are not involved in any litigation nor, to our knowledge, is any litigation threatened against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock has been listed on the New York Stock Exchange under the symbol “ABR” since our initial public offering in April 2004. The following table sets forth for the indicated periods the high, low and last sales prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid with respect to such periods:

				Dividends
	High	Low	Last	Declared
2003(1)
June 24, 2003 to June 30, 2003	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	$0.25
Fourth Quarter	N/A	N/A	N/A	$0.25
2004
First Quarter(1)	N/A	N/A	N/A	$0.38
April 1, 2004 to April 6, 2004(2)	N/A	N/A	N/A	$0.02
April 7, 2004 to June 30, 2004(3)	$21.00	$18.40	$19.95	$0.33
Third Quarter	$22.21	$18.05	$22.20	$0.43
Fourth Quarter(4)	$24.85	$20.25	$24.54	$0.47

(1) We were formed in June 2003 as a Maryland corporation and became a publicly traded company after the pricing of our public offering on April 6, 2004.

(2) Represents the portion of the second quarter of 2004 prior to our initial public offering.

(3) When combined with the $0.02 paid for the period April 1 through April 6, represents a regular quarterly dividend of $0.35 per share.

(4) On January 13, 2005, we declared distributions of $0.47 per share of common stock, payable with respect to the three months ended December 31, 2004 to stockholders of record at the close of business on January 31, 2005.

          We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT, which requires that we distribute at least 90% of taxable income. Therefore, we intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

          On March 18, 2005, the closing sale price for our common stock, as reported on the NYSE, was $25.68. As of March 18, 2005, there were 3,336 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

          Information regarding securities authorized for issuance under our equity compensation plans which is set forth under the caption “Equity Compensation Plan Information” of the 2005 Proxy Statement is incorporated herein by reference.

Recent Issuances of Unregistered Securities

          During the quarter ending December 31, 2004, we issued a total of 422,204 shares of common stock upon the exercise of 430,016 warrants to purchase shares of our common stock and received a total of approximately $6.3 million in proceeds as a result of the exercise of such warrants. These warrants were originally issued and sold as part of units, each consisting of five shares of common stock and one warrant. Pursuant to the terms of the warrant agreement, dated as of July 1, 2003, each of the warrants are exercisable from July 13, 2004 to July 1, 2005 for one share of common stock at an initial exercise price of $15 in cash or a number of shares of common stock or warrants deemed to have a fair market value equivalent to the cash exercise price. Of the total number of shares of common stock issued upon the exercise of such warrants, 418,748 shares were issued in consideration of the payment of the cash exercise price and 3,456 shares were issued in consideration of the holder of the related warrant surrendering shares of common stock or additional warrants in lieu of the cash exercise price. Funds received from the exercise of warrants were initially used to pay down debt outstanding under our credit facilities.

          The issuance and sale of the shares of common stock issued upon the exercise of these warrants was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof. These transactions did not involve any public offering of common stock, the holders of the warrants had adequate access to information about us through our public filings with the SEC, and an appropriate legend was placed on the certificates evidencing the shares of common stock issued to the exercising holders of the warrants.

          On November 3, 2004, we issued 22,498 shares of common stock to ACM as payment of the incentive compensation earned by ACM for the quarter ending September 30, 2004. The issuance of these 22,498 shares as payment for ACM’s incentive compensation was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

          The following tables present selected historical consolidated financial information as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period from June 24, 2003 (inception) to December 31, 2003. The selected historical consolidated financial information presented below under the captions ‘‘Consolidated Income Statement Data’’ and ‘‘Consolidated Balance Sheet Data’’ have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. The information presented under the caption ‘‘Consolidated Income Statement Data’’ for the period ended December 31, 2003 is not necessarily indicative of any other interim period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries’’ and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

		Period from June 24, 2003
	Year ended	(Inception) to
	December 31, 2004	December 31, 2003
Consolidated Income Statement Data:
Interest income	$57,927,230	$10,012,449
Other income	42,265	156,502
Total revenue	57,969,495	10,168,951
Management fees – related party	3,614,830	587,734
Total expenses	27,545,997	5,452,865
Net income ..	25,072,682	3,407,919
Earnings per share, basic	1.81	0.42
Earnings per share, diluted(1)(2)	1.78	0.42
Dividends declared per common share(3)	1.16	0.50

	At December 31, 2004	At December 31, 2003
Consolidated Balance Sheet Data
Loans and investments, net	$831,783,364	$286,036,610
Related party loans, net	7,749,538	35,940,881
Total assets	912,295,177	338,164,432
Repurchase agreements	409,109,372	113,897,845
Notes payable	165,771,447	58,630,626
Total liabilities	589,292,273	183,416,716
Minority interest	60,249,731	43,631,602
Total stockholders’ equity	262,753,173	111,116,114

		Period from June 24, 2003
	Year ended	(Inception) to
	December 31, 2004	December 31, 2003
Other Data
Total originations	$782,301,133	$186,289,922

(1)	As of December 31, 2004, ACM, our manager, earned incentive management fees totaling $1.6 million. Based on the terms of the management agreement, ACM elected to be paid its incentive management fee in common shares totaling 66,141. These shares were anti-dilutive and have been excluded from the calculation of diluted earnings per share.
(2)	The warrants underlying the units issued in the private placement at $75.00 per unit have an initial exercise price of $15.00 per share and expire on July 1, 2005. This exercise price is equal to the price per share of common stock underlying the units and approximates the market value of our common stock at December 31, 2003. Therefore, the assumed exercise of the warrants was not considered to be dilutive for purposes of calculating diluted earnings per share.
(3)	On January 13, 2005 our board of directors authorized and we declared a distribution to our stockholders of $0.47 per share of common stock, payable with respect to the quarter ended December 31, 2004, to stockholders of record at the close of business on January 31, 2005. We made this distribution on February 15, 2005.

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF THE
STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL
MORTGAGE, LLC AND SUBSIDIARIES

     On July 1, 2003, Arbor Commercial Mortgage contributed a portfolio of structured finance investments and related liabilities to our operating partnership. In addition, certain employees of Arbor Commercial Mortgage became our employees. These assets, liabilities and employees represented a substantial portion of Arbor Commercial Mortgage’s structured finance business.

     The tables on the following page present selected historical consolidated financial information of the structured finance business of Arbor Commercial Mortgage at the dates and for the periods indicated. The structured finance business did not operate as a separate legal entity or business division or segment of Arbor Commercial Mortgage but as an integrated part of Arbor Commercial Mortgage’s consolidated business. Accordingly, the statements of revenue and direct operating expenses do not include charges from Arbor Commercial Mortgage for corporate general and administrative expense because Arbor Commercial Mortgage considered such items to be corporate expenses and did not allocate them to individual business units. These expenses included costs for Arbor Commercial Mortgage’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs. The selected consolidated financial information presented under the caption ‘‘Consolidated Statement of Revenue and Direct Operating Expenses Data’’ for the years ended December 31, 2002 and 2001, the six months ended June 30, 2003 and under the caption ‘‘Consolidated Statement of Assets and Liabilities Data’’ as of December 31, 2002 and 2001 have been derived from the audited consolidated financial statements of the structured finance business of Arbor Commercial Mortgage included elsewhere in this report. The selected consolidated financial information presented under the caption ‘‘Consolidated Statement of Revenue and Direct Operating Expenses Data’’ for the six months ended June 30, 2003 is not necessarily indicative of the results of any other interim period or the year ended December 31, 2003. The selected consolidated financial information presented under the caption ‘‘Consolidated Statement of Revenue and Direct Operating Expenses Data’’ for the year ended December 31, 2000 and the caption ‘‘Consolidated Statement of Assets and Liabilities Data’’ as of December 31, 2000 have also been derived from the audited consolidated financial statements of the structured finance business of Arbor Commercial Mortgage. The selected consolidated financial information presented under the caption ‘‘Consolidated Statement of Assets and Liabilities Data’’ as of December 31, 2000 has been derived from the unaudited consolidated financial statements of the structured finance business of Arbor Commercial Mortgage.

The selected consolidated financial information presented under the caption ‘‘Consolidated Statement of Revenue and Direct Operating Expenses Data’’ for the six months ended June 30, 2002 have been derived from the unaudited interim consolidated financial statements of Arbor Commercial Mortgage’s structured finance business and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial information for such periods. The selected consolidated financial information presented under the caption ‘‘Consolidated Statement of Revenue and Direct Operating Expenses Data’’ for the six-month period ended June 30, 2002 are not necessarily indicative of the results of any other interim period or the year ended December 31, 2002.

The consolidated financial statements of Arbor Commercial Mortgage’s structured finance business included in this report represent the consolidated financial position and results of operations of Arbor Commercial Mortgage’s structured finance business during certain periods and at certain dates when Arbor Commercial Mortgage previously held our initial assets, as well as several other structured finance investments that we did not acquire in connection with our formation transactions. See ‘‘Arbor Realty Trust, Inc.’’ Accordingly, the historical financial results of Arbor Commercial Mortgage’s structured finance business are not indicative of our future performance. In addition, since the information presented is only a summary and does not provide all of the information contained in the consolidated financial statements of Arbor Commercial Mortgage’s structured finance business, including related notes, you should read it in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Structured Finance Business of Arbor Commercial Mortgage, LLC and Subsidiaries’’

and the consolidated financial statements of Arbor Commercial Mortgage’s structured finance business, including related notes, contained elsewhere in this report.

Consolidated Statement of Revenue and Direct Operating Expenses Data:

	Six Months Ended
	June 30,		Year Ended December 31,
	2003	2002	2002	2001 (1)	2000 (1)
		(Unaudited)
Interest Income	$7,688,465	$7,482,750	$14,532,504	$14,667,916	$10,707,551
Income from the real estate held for sale, net of operating expenses			-	-	-
Other income	1,552,414	553,625	1,090,106	1,668,215	652,970
Total revenue	9,240,879	8,036,375	15,622,610	16,336,131	11,360,521
Total direct operating expenses	5,737,688	8,344,302	13,639,755	10,997,800	9,227,274
Revenue in excess of direct operating expenses before gain on sale of loans and real estate and income from equity affiliates	3,503,191	(307,927)	1,982,855	5,338,331	2,133,247
Gain on sale of loans and real estate	1,024,268	7,006,432	7,470,999	3,226,648	1,880,825
Income from equity affiliates	-	601,100	632,350	1,403,014	5,028,835
Revenue, gain on sale of loans and real estate and income from equity affiliates in excess of direct operating expenses	4,527,459	7,299,605	10,086,204	9,967,993	9,042,907

Consolidated Statement of Assets and Liabilities Data:

	At December 31,
	2002	2001	2000
			(Unaudited)
Loans and investments, net	$172,142,511	$160,183,066	$85,547,323
Related party loans, net	15,952,078	15,880,207	-
Investment in equity affiliates	2,586,026	2,957,072	20,506,417
Total assets	200,563,236	183,713,747	119,110,446
Notes payable and repurchase agreements	141,836,477	132,409,735	70,473,501
Total liabilities	144,280,806	134,086,301	72,266,700
Net assets	56,282,430	49,627,446	46,843,746

Other Data (Unaudited):

	Six Months Ended
	June 30,		Year Ended December 31,
	2003	2002	2002	2001	2000
Total Originations	$117,965,000	$30,660,000	$130,043,000	$86,700,000	$108,378,000

(1) In June 1998, Arbor Commercial Mortgage entered into a joint venture with SFG I, an affiliate of Nomura Asset Capital Corp., for the purpose of acquiring up to $250 million of structured finance investments. Arbor Commercial Mortgage and SFG I each made 50% of the capital contributions to the joint venture and shared profits equally. Nomura Asset Capital Corp. provided financing to the joint venture in the form of a repurchase agreement. On July 31, 2001, Arbor Commercial Mortgage purchased SFG I’s interest in this venture. This buyout was accounted for by the purchase accounting method. Prior to the purchase, net income from this venture was recorded in income from equity affiliates

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

     You should read the following discussion in conjunction with the sections of this report entitled “Risk Factors”, “Forward-Looking Statements”, and “Selected Consolidated Financial Information of Arbor Realty Trust, Inc. and Subsidiaries” and the historical consolidated financial statements of Arbor Realty Trust, Inc. and Subsidiaries, including related notes, included elsewhere in this report.

Overview

     We are a Maryland corporation that was formed in June 2003 to invest in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We also invest in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.

     Our operating performance is primarily driven by the following factors:

•	Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. Net interest income is also directly impacted by the size of our asset portfolio.

•	Credit quality of our assets — Effective asset and portfolio management is essential to maximizing the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings.

•	Cost control — We seek to minimize our operating costs, which consist primarily of employee compensation and related costs, management fees and other general and administrative expenses. As the size of the portfolio increases, certain of these expenses, particularly employee compensation expenses, may increase.

     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income which is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. As our taxable REIT subsidiaries have had minimal activity since their inception, we have determined that no provision for income taxes is necessary at this time.

     On July 1, 2003, Arbor Commercial Mortgage (“ACM”), our manager, contributed $213.1 million of structured finance assets, encumbered by $169.2 million of borrowings in exchange for an equity interest in our operating partnership represented by 3,146,724 units of limited partnership interest and 629,345 warrants to acquire additional units of limited partnership interest. In addition, certain employees of ACM became our employees. We are externally managed and advised by ACM and pay ACM a management fee in accordance with a management agreement. ACM originates, underwrites and services all structured finance assets on behalf of our operating partnership.

     Concurrently with ACM’s asset contribution, we consummated a private placement of 1.6 million units, each consisting of five shares of our common stock and one warrant to purchase one share of common stock, for $75.00 per unit, resulting in gross proceeds of $120.2 million. Gross proceeds from the private placement combined with the concurrent equity contribution by ACM totaled approximately $164.1 million in equity capital.

     On April 13, 2004, we sold 6,750,000 shares of our common stock at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. On May 11, 2004, we issued and sold 524,200 additional shares of common stock, for net proceeds of approximately $9.8 million after deducting the underwriting discount pursuant to the exercise of a portion of the over-allotment option granted to the underwriters of our initial public offering. Additionally, as of December 31, 2004, we issued 973,354 shares of common stock from the exercise of warrants originally issued as a component of units on July 1, 2003, for proceeds of $12.9 million.

Changes in Financial Condition

     During the year, we originated fifty-three loans and investments totaling $782.3 million, of which $746.1 million was funded as of December 31, 2004. Of the new loans and investments, twenty-three were mezzanine loans totaling $387.5 million, twenty were bridge loans totaling $300.8 million, five were junior participating interests totaling $84.5 million, and five were direct equity investments totaling $9.6 million. We have received full satisfaction of nineteen loans totaling $181.4 million and partial repayment on seven loans totaling $40.0 million. Also, we had sold one equity investment totaling $3.0 million, two equity investments convert to loans totaling $6.7 million and we recorded a $0.5 million distribution for one of our equity investments.

     Since December 31, 2004, we have originated seven loans totaling approximately $134.7 million. In addition, we have received $145.9 million for the repayment in full of ten loans and $36.0 million for the partial repayment of two loans.

     Our loan portfolio balance at December 31, 2004 was $842.5 million, with a weighted average current interest pay rate of 8.87%, as compared to $323.5 million, with a weighted average interest pay rate of 7.49%, at December 31, 2003. At December 31, 2004, advances on financing facilities totaled $530.7 million, with a weighted average funding cost of 5.05% as compared to $172.5 million, with a weighted average funding cost of 3.40%, at December 31, 2003. Additionally, our joint venture investment portfolio at December 31, 2004 was $5.3 million as compared to $5.9 million at December 31, 2003.

     In March 2004, we purchased $57.4 million (including $0.1 million of purchased interest) of agency-sponsored whole pool mortgage-related securities. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these mortgage-related securities. We receive payments based on the payments that are made on these mortgage loans. The underlying mortgage loans have a fixed rate of interest for three years and adjust annually thereafter. These loans have a weighted average coupon rate of 3.8%. Of these mortgage-related securities, $20.6 million were issued by FNMA and $36.7 million were issued by FHLMC. At December 31, 2004, the amortized cost of these securities was $47.1 million. We are carrying these securities at their estimated fair value of $46.6 million, which resulted in a $0.5 million unrealized loss that was recorded in other comprehensive loss. At December 31, 2004, the outstanding balance on the financing of these securities was $44.2 million.

     On January 19, 2005 the Company completed a non-recourse collateralized debt obligation (“CDO”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained the equity interest in the issuer with a value of approximately $164 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $441 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $28 million of cash available for acquisitions of loans and other permitted investments. The notes have an initial weighted average spread of approximately 77 basis points over three-month LIBOR. The facility has a four-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. The Company intends to own the portfolio of real estate-related assets until its maturity and will account for this transaction on its balance sheet as a financing. These proceeds were used to repay outstanding debt with higher costs of funds. In connection with the CDO, the Company entered into an interest rate swap agreement to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR.

Sources of Operating Revenues

     We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 96% and 98% of our total revenues in 2004 and for the period ended December 31, 2003, respectively.

     Interest income is also derived from profits of equity participation interests. In 2004, interest income from participation interests represented approximately $1.2 million or 2% of total revenues. No income was derived from this source in 2003.

     We also derive interest income from our investments in mortgage related securities. In 2004, interest on these investments represented approximately 2% of our total revenues. No income was derived from this source in 2003.

     Additionally, we also derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented less than 1% and 2% of our total revenues in 2004 and the period ended December 31, 2003, respectively.

Gain on Sale of Loans and Real Estate and Income from Equity Affiliates

     We may derive income from the gain on sale of loans and real estate. We may acquire (1) real estate for our own investment and, upon stabilization, disposition at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio. No such income has been recorded to date.

     We also derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. Such investments are recorded under the equity method. We record our share of net income from the underlying properties in which we invest through these joint ventures. In 2004, income from equity affiliates totaled $525,000.

Significant Accounting Estimates and Critical Accounting Policies

     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 to our consolidated financial statements, which appear in “Financial Statements and Supplementary Data.” Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Loans and Investments

     SFAS No. 115 requires that at the time of purchase, we designate a security as held to maturity, available for sale, or trading depending on ability and intent. Securities held for sale are reported at fair value, while securities and investments held to maturity are reported at amortized cost. We do not have any trading securities at this time.

     Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired. We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

     Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. As of December 31, 2004, no impairment has been identified and no valuation allowances have been established.

Available-For-Sale Securities

     We invest in agency-sponsored whole pool mortgage related securities. Pools of Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Corporation, or FHLMC, adjustable rate residential mortgage loans underlie these mortgage related securities. We receive payments from the payments that are made on these underlying mortgage loans, which have a fixed rate of interest for three years and adjust annually thereafter. These securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized losses other than temporary losses are recognized currently in income.

Revenue Recognition

     Interest Income.      Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced.

Derivatives and Hedging Activities

     In accordance with FAS 133, the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section.

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

     In December 2003, the FASB revised FIN 46 (“FIN 46(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. FIN 46(R) is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003 and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, we adopted the guidance of FIN 46(R) accordingly.

     In adopting FIN 46 and FIN 46(R), we have evaluated our loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in us determining that our mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2004, we have identified four loans and investments which were made to entities determined to be VIE’s. A summary of our identified VIE’s is presented in Note 2 of our consolidated financial statements, which appear in “Financial Statements and Supplementary Data”. For the four VIE’s identified, we have determined that we are not the primary beneficiaries and as such the VIE’s should not be consolidated in our financial statements. For all other investments, we have determined they are not VIE’s. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate.

     In March 2004, the SEC released SAB 105, “Application of Accounting Principles to Loan Commitments,” providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 requires that these commitments be recorded at fair value with changes in fair value recognized in current earnings and was intended to eliminate the diversity in industry practice that existed relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. Our method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. We do not expect the adoption of SOP 03-3 to have a material effect on our financial condition, results of operations, or liquidity.

     In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material effect on our financial condition, results of operations, or liquidity. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures are included in our report for the year ended December 31, 2004 as required by the EITF.

     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. We believe that our current method of accounting for share-based payments is consistent with SFAS 123(R).

Results of Operations

     The following table sets forth our results of operations for the year ended December 31, 2004 and for the period from June 24, 2003 (Inception) to December 31, 2003:

		Period June
		24, 2003
	Year Ended	(Inception) to
	December 31,	December 31,
	2004	2003
Revenue:
Interest income	$57,927,230	$10,012,449
Other income	42,265	156,502

Total revenue	57,969,495	10,168,951

Expenses:
Interest expense	19,372,575	1,669,731
Employee compensation and benefits	2,325,727	940,336
Stock based compensation	324,343	1,721,367
Selling and administrative	1,908,522	533,697
Management fee – related party	3,614,830	587,734

Total expenses	27,545,997	5,452,865

Income before minority interest and income from equity affiliates	30,423,498	4,716,086
Income from equity affiliates	525,000	—

Income before minority interest	30,948,498	4,716,086
Income allocated to minority interest	5,875,816	1,308,167

Net income	$25,072,682	$3,407,919

Revenue

     Interest income increased $47.9 million, or 479%, to $57.9 million in 2004 from $10.0 million for the period ended December 31, 2003. This increase was due to a full year’s results in 2004 as compared to a partial year’s results in 2003, a 149% increase in the average balance of the loan and investment portfolio from $254.9 million for the period ended December 31, 2003 to $635.1 million in 2004 due to increased loan and investment originations, as well as a 14% increase in the average yield on the assets from 7.7% to 8.8% as a result of increased market interest rates. In addition, interest income in 2004 included a $1.2 million participation interest earned and received on one of our loans as compared to no participation interest recorded during the period ending December 31, 2003. Interest income from available for sale securities in 2004 was $1.1 million, with an average available for sale securities balance of $51.9 million and an average yield of 2.1%. There was no interest income recorded from available for sale securities during the period ended December 31, 2003.

     Other income decreased $114,000, or 73%, to $42,000 in 2004 from $157,000 for the period ended December 31, 2003. This income represents loan structuring and miscellaneous asset management fees associated with our loan and investment portfolio.

Expenses

     Interest expense increased $17.7 million, or 1060%, to $19.4 million in 2004 from $1.7 million for the period ended December 31, 2003. This increase was due to a full year’s results in 2004 as compared to a partial year’s results in 2003, a 315% increase in the average debt financing on our loan and investment portfolio from $92.5 million for the period ended December 31, 2003 to $383.8 million in 2004 due to increased loan and portfolio originations, as well as a 37% increase in the average cost of these borrowings from 3.5% to 4.8% as a result of increased market interest rates. In addition, interest expense on debt financing of our available-for-sale securities portfolio in 2004 was $0.6 million, with an average debt financing on our available for sale securities balance of $50.3 million and an average yield of 1.24%. There was no interest expense recorded from available for sale securities during the period ended December 31, 2003.

     Employee compensation and benefits expense increased $1.4 million, or 147%, to $2.3 million in 2004 from $0.9 million for the period ended December 31, 2003. This increase was due to a full year’s results in 2004 as compared to a partial year’s results in 2003 combined with the expansion of staffing needs associated with strengthening our organization as a publicly traded company in 2004. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.

     Stock-based compensation expense decreased $1.4 million, or 82%, to $0.3 million in 2004 from $1.7 million for the period ended December 31, 2003. This decrease was primarily due to a greater portion of the restricted stock grants vesting for the period ended December 31, 2003 partially offset by a full year’s results in 2004 as compared to a partial year’s results in 2003. This expense represents the cost of restricted stock granted to certain of our employees, executive officers and directors and certain executive officers and employees of our manager. Of the total shares granted, two-thirds of the shares granted vested immediately and the remaining one-third vests over three years. The amount of compensation expense recorded for the period ended December 31, 2003 represents the full expense of the initial two-thirds vesting and a ratable portion of the expense of the unvested shares. The amount of expense in 2004 represents a ratable portion of the expense of the unvested shares.

     Selling and administrative expense increased $1.4 million, or 258%, to $1.9 million in 2004 from $0.5 million for the period ended December 31, 2003. This increase was directly attributable to a full year’s results in 2004 as compared to a partial year’s results in 2003 combined with an increase in professional fees, including legal and accounting services, insurance expense and director’s fees associated with operating a public company since our filing in 2004.

     Management fees increased $3.0 million, or 515%, to $3.6 million in 2004 from $2.0 million for the period ended December 31, 2003. This increase was directly attributable to a full year’s results in 2004 as compared to a partial year’s results in 2003, combined with $1.6 million in incentive management fees recorded in 2004 not earned during the period ended December 31, 2003 due to the requirements for incentive compensation not satisfied, as well as an increase in the average base management fees associated with increased stockholder’s equity directly attributable to greater profits and contributed capital.

Income From Equity Affiliates

     Income from equity affiliates was $525,000 in 2004. This amount represents an allocation of income from one of our joint venture interests. For the period ended December 31, 2003, no income from equity affiliates was recorded.

Income Allocated to Minority Interest

     Income allocated to minority interest increased $4.6 million, or 349%, to $5.9 million in 2004 from $1.3 million for the period ended December 31, 2003. These amounts represent the portion of our income allocated to our manager. This increase was due to a full year’s results in 2004 as compared to a partial year’s results in 2003, combined with a 556% increase in income before minority interest, partially offset by a decrease in our manager’s limited partnership interest in us. Our manager owned a 18.7% and 27.7% limited partnership interest in our operating partnership and was allocated 18.7% and 27.7% at December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Sources of Liquidity

     Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, the issuance of floating rate notes pursuant to a CDO (described below) in January 2005, borrowings under credit agreements, net cash provided by operating activities, repayments of outstanding loans and investments, funds from junior and senior loan participation arrangements and the future issuance of common, convertible and/or preferred equity securities.

     In 2003, we received gross proceeds from the private placement totaling $120.2 million, which combined with ACM’s equity contribution of $43.9 million, resulted in total contributed capital of $164.1 million. These proceeds were used to pay down borrowings under our existing credit facilities.

     In 2004, we sold 6,750,000 shares of our common stock in a public offering on April 13, 2004 for net proceeds of approximately $125.4 million. We used the proceeds to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised which resulted in proceeds of $12.9 million. Also, Arbor Realty Limited Partnership (“ARLP”), the operating partnership of Arbor Realty Trust received proceeds of $9.4 million from the exercise of ACM’s warrants for a total of 629,345 operating partnership units.

     We also maintain liquidity through one warehouse credit agreement, one unsecured revolving credit agreement, five master repurchase agreements, and one secured term credit facility with seven different financial institutions. London interbank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.

     We have a $250.0 million warehouse credit agreement with a financial institution, dated as of July 1, 2003, with a term of three years and bears interest at LIBOR plus pricing of 2.00% to 2.75%, varying on type of asset financed. In the event this facility is not renewed, we have nine months to repay all outstanding advances. In addition to LIBOR-based interest obligations, this warehouse credit facility includes a profit sharing agreement, whereby the institution shares in the net interest spread of the assets financed. The profit sharing component represents the percentage of the net profits earned over the life of a loan that are payable to the lender upon repayment of the underlying investment. Net profits are based on interest income, interest expense and deferred interest payable at repayment of an investment. At December 31, 2004, the outstanding balance under this facility was $137.2 million with a current weighted average note rate of 4.87%. On January 19, 2005, $36 million of this facility was paid down in connection with the CDO (see below). In addition, on March 29, 2005 we terminated this facility scheduled to expire in June, 2006. We simultaneously repaid all indebtedness outstanding on that date. This debt underlying certain of our assets was transferred to our other facilities described below.

     We have a $100.0 million master repurchase agreement with a second financial institution, as amended in December 2004, that has a term expiring in June 2005 and bears interest at LIBOR plus pricing of 2.00% to 2.75%, varying on type of asset financed. At December 31, 2004, the outstanding balance under this facility was $19.5 million with a current weighted average note rate of 5.43%. Subsequent to December 31, 2004, $7 million of this facility was paid down in connection with the CDO (see below).

     We have a $350.0 million master repurchase agreement with Wachovia Bank National Association, dated as of December 23, 2003, with a term of three years and bears interest at LIBOR plus pricing of 0.94% to 3.65%, varying on type of asset financed. In July 2004, this repurchase agreement was amended increasing the amount of available financing from $250 million to $350 million and amending certain terms of this agreement, which were generally more favorable to us. This amendment has a expiration date of July 2005. In December 2004, we amended this facility on a temporary basis which provided for an increase in the amount of financing available under this facility from $350 million to $430 million, and expired in February 2005. At December 31, 2004, the outstanding balance under this facility was $324.4 million with a current weighted average note rate of 4.63%. Subsequent to December 31, 2004, $203 million of this facility was paid down in connection with the CDO (see below). In addition, we have a $100 million repurchase agreement with the same financial institution as above that we entered into for the purpose of financing our securities available for sale. This agreement expires on July 2005 and has an interest rate of LIBOR plus 0.15%. At December 31, 2004, the outstanding balance under this facility was $44.2 million with a current weighted average note rate of 2.36%.

     We entered into a $21 million repurchase agreement with a fourth financial institution, dated July 30, 2004 for the purpose of financing a $30 million mezzanine loan which was purchased from this institution. The agreement provides for a 70% advance rate of the current loan balance, interest to be paid monthly at LIBOR plus 1.50%, and has a term that will expire in April 2005. Subsequent to December 31, 2004, this loan was contributed to the portfolio of the CDO and the debt financing was paid in full (see below).

     We have a $50.0 million master repurchase agreement with a fifth financial institution, dated as of July 1, 2003, which matures in November 2005 and bears interest at LIBOR plus pricing of 2.00% to 2.75%, varying on type of asset financed. This facility has not yet been utilized.

     We have a $50.0 million unsecured revolving credit agreement with a sixth financial institution, dated December 7, 2004, with a term of one year with two one-year extension options and an interest rate of LIBOR plus 7.00%. This revolving credit facility is primarily used to manage the timing difference between when new loans and investments are closed and when they are financed within one of the warehouse credit or master repurchase agreements. At December 31, 2004, the outstanding balance under this facility was $15.0 million with a current weighted average note rate of 9.37%.

     In January 2005, we closed a $50 million term credit facility with a seventh financial institution who beneficially owned approximately 7.1% of our outstanding common stock as of December 31, 2004. This agreement has a term of one year with two six-month renewal options and bears interest at LIBOR plus 6.00%. On February 28, 2005, the outstanding balance under this facility was $30.0 million with a current weighted average note rate of 8.72%.

     In January 2005, we completed a non-recourse collateralized debt obligation (“CDO”) transaction, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. These proceeds were used to repay outstanding debt under our current facilities totaling $267 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities.

     On March 15, 2005, we, through a newly-formed wholly-owned subsidiary of its operating partnership, issued $27.1 million of junior subordinated notes in a private placement. These securities are unsecured, have a maturity of 29 years, pay interest quarterly at a floating rate of interest based on LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.

     The warehouse credit agreement, unsecured revolving credit agreement, and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR. The amount of our pricing over LIBOR varies depending upon the structure of the loan or investment financed pursuant to the warehouse credit agreement or the master repurchase agreement.

     The warehouse credit agreement, the master repurchase agreements and the secured term credit facility require that we pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.

     As of December 31, 2004, these facilities had an aggregate capacity of $1.0 billion and borrowings were approximately $561.3 million.

     Each of the credit facilities contains various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of December 31, 2004 we are in compliance with all covenants and restrictions under these credit facilities.

     In addition, we have entered into two junior loan participations with a total outstanding balance at December 31, 2004 of $10.6 million. These participation borrowings have maturity dates equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.

     We entered into one senior loan participation with a total outstanding balance as of December 31, 2004 of $3.0 million. Interest expense relating to this senior participation was based on 50% of the net spread on the loan. In January 2005, the senior loan participation was repaid in full.

     We believe our existing sources of funds will be adequate for purposes of meeting our short-term liquidity (within one year) and long-term liquidity needs. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future investments, fund operating costs and fund distributions to our stockholders. Our loans and investments are financed under existing credit facilities and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return. Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing. If we are unable to renew our sources of financing on substantially similar terms or at all, it would have an adverse effect on our business and results of operations. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

     To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our significant capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new lending and investment opportunities.

     In order to maximize the return on our funds, cash generated from operations is generally used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. When making distributions, we borrow the required funds by drawing on credit capacity available under our credit facilities. To date, all distributions have been funded in this manner. All funds borrowed to make distributions have been repaid by funds generated from operations.

Contractual Commitments

     As of December 31, 2004, we had the following material contractual obligations (payments in thousands):

	Payments due by period (1)
		2006-	2008-
Contractual Obligations	2005	2007	2009	Thereafter	Total

Structured transaction facility	$54,265	$46,962	$—	$35,972	$137,199
Repurchase agreements	103,346	58,036	16,775	230,953	409,110
Unsecured credit facility	15,000	—	—	—	15,000
Loan participations	3,000	10,572	—	—	13,572
Outstanding unfunded commitments(2)	4,653	30,067	1,417	—	36,137
Management fee (3)	N/A	N/A	N/A	N/A	N/A

Totals	$180,264	$145,637	$18,192	$266,925	$611,018

(1)	Represents amounts due based on contractual maturities.
(2)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $36.1 million as of December 31, 2004, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
(3)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
(4)	We have contractual obligations to make future payments in connection with short-term and long-term debt described in the section entitled “Liquidity and Capital Resources”.
(5)	In connection with the CDO transaction in January 2005, $36 million of the structured transaction facility scheduled to mature in 2006, $28 million of the repurchase agreement scheduled to mature in 2005 and $203 million of the repurchase agreements scheduled to mature in 2006 were repaid. The CDO has a four-year replenishment period.

Management Agreement

     Base Management Fees. In exchange for the services that ACM provides us pursuant to the management agreement, we pay our manager a monthly base management fee in an amount equal to:

(1) 0.75% per annum of the first $400 million of our operating partnership’s equity (equal the month-end value computed in accordance with GAAP of total partners’ equity in our operating partnership, plus or minus any unrealized gains, losses or other items that do not affect realized net income),

(2) 0.625% per annum of our operating partnership’s equity between $400 million and $800 million, and

(3) 0.50% per annum of our operating partnership’s equity in excess of $800 million.

     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $2.0 million and $0.6 million in base management fees for services rendered in 2004 and the period ended December 31, 2003, respectively.

     Incentive Compensation. Pursuant to the management agreement, our manager is also entitled to receive incentive compensation in an amount equal to:

(1)      25% of the amount by which:

(a)	our operating partnership’s funds from operations per operating partnership unit, adjusted for certain gains and losses, exceeds

(b)	the product of (x) the greater of 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, and (y) the weighted average of (i) $15.00, (ii) the offering price per share of our common stock (including any shares of common stock issued upon exercise of warrants or options) in any subsequent offerings (adjusted for any prior capital dividends or distributions), and (iii) the issue price per operating partnership unit for subsequent contributions to our operating partnership, multiplied by

(2)      the weighted average of our operating partnership’s outstanding operating partnership units.

     In 2004, our manager earned a total of $1.6 million of incentive compensation and elected to receive it in 66,141 shares of common stock. Our manager did not earn incentive compensation for the period ended December 31, 2003.

     We pay the annual incentive compensation in four installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the 12 months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive compensation are subject to recalculation and potential reconciliation at the end of such fiscal year. Subject to the ownership limitations in our charter, at least 25% of this incentive compensation is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last twenty days of the fiscal quarter for which the incentive compensation is being paid.

     The incentive compensation is accrued as it is earned. In accordance with Issue 4(b) of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the expense incurred for incentive compensation paid in common stock is determined using the valuation method described above and the quoted market price of our common stock on the last day of each quarter. At December 31 of each year, we remeasure the incentive compensation paid to our manager in the form of common stock in accordance with Issue 4(a) of EITF 96-18 which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, the expense recorded for such common stock is adjusted to reflect the fair value of the common stock on the measurement date when the final calculation of the annual incentive compensation is determined. In the event that the annual incentive compensation calculated as of the measurement date is less than the four quarterly installments of the annual incentive compensation paid in advance, our manager will refund the amount of such overpayment in cash and we would record a negative incentive compensation expense in the quarter when such overpayment is determined.

     Origination Fees. Our manager is entitled to 100% of the origination fees paid by borrowers under each of our bridge loan and mezzanine loans that do not exceed 1% of the loan’s principal amount. We retain 100% of the origination fee that exceeds 1% of the loan’s principal amount.

     Term and Termination. The management agreement has an initial term of two years and is renewable automatically for an additional one year period every year thereafter, unless terminated with six months’ prior written notice. If we terminate or elect not to renew the management agreement in order to manage our portfolio internally, we are required to pay a termination fee equal to the base management fee and incentive compensation for the 12-month period preceding the termination. If, without cause, we terminate or elect not to renew the management agreement for any other reason, including a change of control of us, we are required to pay a termination fee equal to two times the base management fee and incentive compensation paid for the 12-month period preceding the termination.

Inflation

     In our two most recent fiscal years, inflation and changing prices have not had a material effect on our net income and revenue. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because most of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be effected. See “Quantitative and Qualitative Disclosures about Market Risk” below.

Related Party Transactions

Related Party Loans

     As of December 31, 2004, we had a $7.75 million first mortgage loan and as of December 31, 2003, this first mortgage loan had an outstanding principal amount of $13.5 million and we had a $1.2 million second mortgage loan, each of which bore interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005. Each of these loans were made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower under each of these loans and the private academic institution. Interest income recorded from these loans in 2004 and 2003 was approximately $0.9 million and $0.4 million, respectively.

     ACM has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At December 31, 2004 and 2003, ACM’s investment in this joint venture was approximately $2.6 million. All loans outstanding to this joint venture were repaid in full in 2004. At December 31, 2003, we had a $16.0 million bridge loan outstanding to the joint venture, which was collateralized by a first lien position on a commercial real estate property. This loan was funded by ACM in June 2003 and was purchased by us in July 2003. The loan required monthly interest payments based on one month LIBOR and was repaid in full in 2004. We had agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million. The mezzanine financing required interest payments based on one month LIBOR and was repaid in full in 2004. Interest income recorded from these loans for the period ended December 31, 2004 and 2003 was approximately $0.8 million and $0.5 million, respectively.

     Our $16.0 million bridge loan to the joint venture was contributed by ACM as one of the structured finance assets contributed to us on July 1, 2003 at book value, which approximates fair value. At the time of contribution, ACM also agreed to provide a limited guarantee of the loan’s principal amount based any profits realized on its retained 50% interest in the joint venture with the borrower and ACM’s participating interests in borrowers under three other contributed structured finance assets.

     At the time of ACM’s origination of three of the structured finance assets that it contributed to us on July 1, 2003 at book value, which approximates fair value, each of the property owners related to these contributed assets granted ACM participating interests that share in a percentage of the cash flows of the underlying properties. Upon contribution of the structured finance assets, ACM retained these participating interests and its 50% non-controlling interest in the joint venture to which it had made the $16.0 million bridge loan. ACM agreed that if any portion of the outstanding amount of any of these four contributed assets is not paid at its maturity or repurchase date, ACM will pay to us, subject to the limitation described below, the portion of the unpaid amount of the contributed asset up to the total amount then received by ACM due to the realization of any profits on its retained interests associated with any other of the four contributed assets (which had an aggregate balance of $48.3 million as of December 31, 2003). However, ACM will no longer be obligated to make such payments to us when the remaining accumulated principal amount of the four contributed assets, collectively, falls below $5 million and none of the four contributed assets are in default. In 2004, two of these investments matured and the borrowers paid the amount due in full. The remaining two investments have an aggregate balance of $22.3 million as of December 31, 2004.

     As of December 31, 2004, approximately $0.3 million of interest payments from borrowers due from ACM was included in other assets. These payments were remitted in January 2005. As of December 31, 2004, approximately $0.6 million of interest reserve payments due to ACM was included in other liabilities. These payments were remitted in January 2005.

     In 2003, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. A portion of the loan facility was provided by us. We were credited $0.1 million of this brokerage fee which represented our proportionate share of the loan facility provided to the borrower and is included in other assets at December 31, 2003, which was received in January 2004.

Other Related Party Transactions

     ACM contributed the majority of its structured finance portfolio to our operating partnership pursuant to a contribution agreement. The contribution agreement contains representations and warranties concerning the ownership and terms of the structured finance assets it contributed and other customary matters. ACM has agreed to indemnify us and our operating partnership against breaches of those representations and warranties. In connection with its asset contribution ACM has also agreed to guaranty a portion of the principal amount of four contributed assets in which ACM has retained a participating interest or a joint venture interest in the borrower. In 2004, two of these investments matured and the borrowers paid the amounts due in full.

     In exchange for ACM’s asset contribution, we issued to ACM approximately 3.1 million operating partnership units, each of which ACM may redeem for one share of our common stock or an equivalent amount in cash, at our election, and approximately 629,000 warrants, each of which entitles ACM to purchase one additional operating partnership unit at an initial exercise price of $15.00. The operating partnership units and warrants for additional operating partnership units issued to ACM were valued at approximately $43.9 million at July 1, 2003, based on the price offered to investors in our units in the private placement, adjusted for the initial purchaser’s discount. We also granted ACM certain demand and other registration rights with respect to the shares of common stock issuable upon redemption of its operating partnership units. In October 2004, ACM exercised all of its warrants for a total of 629,345 operating partnership units and proceeds of $9.4 million.

     Each of the approximately 3.7 million operating partnership units owned by ACM is paired with one share of our special voting preferred stock that entitles the holder to one vote on all matters submitted to a vote of our stockholders. As operating partnership units are redeemed for shares of our common stock or cash an equivalent number of shares of special voting preferred stock will be redeemed and cancelled. As a result of the ACM asset contribution and the related formation transactions, ACM owns approximately a 19% limited partnership interest in our operating partnership and the remaining 81% interest in our operating partnership is owned by us. In addition, ACM has approximately 19% of the voting power of our outstanding stock.

     We and our operating partnership have entered into a management agreement with ACM pursuant to which ACM has agreed to provide us with structured finance investment opportunities and loan servicing as well as other services necessary to operate our business. As discussed above in ‘‘— Contractual Commitments,’’ we have agreed to pay our manager an annual base management fee and incentive compensation each fiscal quarter and share with ACM a portion of the origination fees that we receive on loans we originate with ACM pursuant to this agreement.

     Under the terms of the management agreement, ACM is also required to provide us with a right of first refusal with respect to all structured finance transactions identified by ACM or its affiliates. We have agreed not to pursue, and to allow ACM to pursue, any real estate opportunities other than structured finance transactions.

     In addition, Mr. Kaufman has entered into a non-competition agreement with us pursuant to which he has agreed not to pursue structured finance investment opportunities, except as approved by our board of directors.

     We and our operating partnership have also entered into a services agreement with ACM pursuant to which our asset management group provides asset management services to ACM. In the event the services provided by our asset management group pursuant to the agreement exceed by more than 15% per quarter the level of activity anticipated by our board of directors, we will negotiate in good faith with our manager an adjustment to our manager’s base management fee under the management agreement, to reflect the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF THE STRUCTURED FINANCE BUSINESS OF
ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES

     You should read the following discussion in conjunction with the sections of this report entitled “Risk Factors”, “Forward-Looking Statements” and “Selected Consolidated Financial Information of the Structured Finance Business of Arbor Commercial Mortgage, LLC and Subsidiaries” and the historical consolidated financial statements of the structured finance business of Arbor Commercial Mortgage, including related notes, included elsewhere in this report.

Overview and Basis of Presentation

     On July 1, 2003 ACM contributed a portfolio of structured finance investments and related liabilities to our operating partnership. In addition, certain employees of ACM related to its structured finance business became our employees. These assets, liabilities and employees represented a substantial portion of ACM’s structured finance business, which historically invested in real estate related bridge and mezzanine loans, preferred equity and other real estate related assets.

     The structured finance business of ACM is not a separate legal entity and the assets and liabilities associated with ACM’s structured finance business are components of a larger business. We obtained the information in the consolidated financial statements included elsewhere in this report from ACM’s consolidated historical accounting records.

     The structured finance business of ACM never operated as a separate business segment or division of ACM, but as an integrated part of ACM’s consolidated business. Accordingly, the statements of revenue and direct operating expenses do not include charges from ACM for corporate general and administrative expense because ACM considered such items to be corporate expenses and did not allocate them to individual business units. These expenses included costs for ACM’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs.

     The information in the statements of revenue and direct operating expenses include the revenue and direct operating expenses that relate to the structured finance business. Direct operating expenses include interest expense applicable to the funding costs of the structured finance business loans and investments, salaries and related fringe benefit costs, provision for loan losses and other expenses directly associated with revenue-generating activities. Direct operating expenses also include allocations of certain expenses, such as telephone, office equipment rental and maintenance, office supplies and marketing, which were directly associated with the structured finance business and were allocated based on headcount of the structured finance business in relation to the total headcount of ACM. All of these allocations are based on assumptions that management believes are reasonable under the circumstances.

     The consolidated financial statements in this report do not include a statement of cash flows because the structured finance business did not maintain a separate cash balance. Other than the debt required to fund the loans and investments of the structured finance business, operating activities of the structured finance business were funded by ACM.

     Since the structured finance business never operated as a separate business division or segment of ACM, the consolidated financial statements included in this report are not intended to be a complete presentation of the historical financial position, results of operations and cash flows of the structured finance business. These consolidated financial statements were prepared for inclusion in this report and do not purport to reflect the financial position or results of operations that would have resulted if the structured finance business had operated as a separate company. The historical consolidated financial information included in this report is not likely to be indicative of our financial position, results of operations or cash flows for any future period. See “Risk Factors — Our historical consolidated financial information is not likely to be indicative of our future performance or financial position as a separate company.”

Sources of Operating Revenues

     We derive our operating revenues primarily from interest received from making real estate related bridge and mezzanine loans and preferred equity investments. We provide bridge loans secured by first lien mortgages on the property to borrowers who are typically seeking short term capital to be used in an acquisition of property. The bridge loans we make typically range in size from $1 million to $25 million and have terms of up to seven years. We provide real property owners with mezzanine loans that are secured by pledges of ownership interests in entities that directly or indirectly control the real property or second mortgages. These loans typically range in size from $2 million to $15 million and have terms of up to seven years. We also make preferred equity investments in entities that directly or indirectly own real property. Interest represented 83% and 93% of total revenue for the six months ended June 30, 2003 and June 30, 2002, respectively. Interest represented 93% and 90% of total revenue for the years ended December 31, 2002 and December 31, 2001, respectively.

     We also derive operating revenue from other income that includes several types of income that are recorded upon receipt. Certain of our loans and investments provide for additional payments based on the borrower’s operating cash flow, appreciation of the underlying collateral, payments calculated based on timing of when the loan pays off and changes in interest rates. Such amounts are not readily determinable and are recorded as other income upon receipt. Other income also includes the recognition of deferred revenue on loans that prepay, asset management fees related to our loans and investment portfolio and satisfactions on impaired loans in excess of carrying values. Other income represented 17% and 7% of total revenue for the six months ended June 30, 2003 and June 30, 2002, respectively. Other income represented 7% and 10% of total revenue for the years ended December 31, 2002 and December 31, 2001, respectively.

Gain on Sale of Loans and Real Estate and Income from Equity Affiliates

     We also derive income from the gain on sale of loans and real estate. We acquire (1) real estate for our own investment and, upon stabilization, disposition at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio.

     In addition, we derive income from equity affiliates relating to joint ventures that ACM’s structured finance business formed with equity partners to lend to, acquire, develop and/or sell real estate assets. These investments are recorded under the equity method. We record our share of net income from the underlying properties invested in through these joint ventures.

Significant Accounting Estimates and Critical Accounting Policies

     Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Real Estate Owned

     Real estate owned represents commercial real estate property that the structured finance business of ACM owns and operates. Such assets are not depreciated and are carried at the lower of cost or fair value less cost to sell. Management reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Loans and Investments

     Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.

     ACM’s structured finance business historically invested in preferred equity interests that allowed ACM to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

     Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses.

Revenue Recognition

     The revenue recognition policies for ACM’s structured finance business are as follows:

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

Results of Operations

Six Months Ended June 30, 2003 and 2002

     Revenue. The following table sets forth the components of revenue:

	Six Months Ended
	June 30,		Increase
	2003	2002	Amount	Percent
Interest income	$7,688,465	$7,482,750	$205,715	3%
Other income	1,552,414	553,625	998,789	180%

Total revenue	$9,240,879	$8,036,375	$1,204,504	15%

     Interest income increased $0.2 million, or 3%, to $7.7 million for the six months ended June 30, 2003 from $7.5 million for the six months ended June 30, 2002. This increase was primarily due to a 21% increase in the weighted average balance of loans and investment partially offset by a 15% decrease in the weighted average effective interest rate of loans and investments primarily due to a decline in market interest rates. Most of our loans and investments are variable rate instruments based on LIBOR. The negative impact to interest income as a result of the decrease in market interest rates was partially offset by interest rate floors that were in effect on many of our loans and investments.

     Other income increased $1.0 million, or 180%, to $1.6 million for the six months ended June 30, 2003 from $0.6 million for the six months ended June 30, 2002. This increase was primarily attributable to (a) the partial satisfaction of an impaired loan for an amount $0.4 million in excess of the loan’s carrying value resulting in the recognition of other income for this amount (b) increased funds received on paid off loans of $0.3 million and (c) increased accelerated amortization of revenue of $0.4 million on loans with early payoffs.

     Expenses. The following table sets forth the components of direct operating expenses:

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2003	2002	Amount	Percent
Interest expense	$3,468,275	$3,370,777	$97,498	3%
Employee compensation and benefits	1,751,147	1,410,272	340,875	24%
Selling and administrative	458,266	368,253	90,013	24%
Provision for loan losses	60,000	3,195,000	(3,135,000)	(98)%

Total direct operating expenses	$5,737,688	$8,344,302	$(2,606,614)	(31)%

     Interest expense increased $ 0.1 million, or 3%, to $3.5 million for the six months ended June 30, 2003 from $3.4 million for the six months ended June 30, 2002. This increase is primarily attributable to a 26% increase in the weighted average borrowings partially offset by a 19% decrease in the weighted average effective financing rate primarily due to a decline in market interest rates.

     Employee compensation and benefits increased $0.3 million, or 24%, to $1.8 million for the six months ended June 30, 2003 from $1.4 million for the six months ended June 30, 2002. This increase reflects increased staffing levels associated with the increased loan and investments opportunities.

     Selling and administrative expenses increased $0.1 million, or 24%, to $0.5 million for the six months ended June 30, 2003 from $0.4 million for the six months ended June 30, 2002. This increase was primarily attributable to operating expenses incurred in 2003 for a real estate owned asset, and increased marketing expenses associated with the growth of the lending and investment activities.

     Provision for loan losses decreased $3.1 million, or 98%, to $0.1 million for the six months ended June 30, 2003 from $3.2 million for the six months ended June 30, 2002. This decrease was directly attributable to a $3.1 million provision for loan losses recorded in 2002 prior to this loan being foreclosed and reclassified to real estate owned. This provision was recorded to reflect this asset at its estimated fair value.

     Gain on Sale of Loans and Real Estate and Income from Equity Affiliates. The following table sets forth our gain on sale of loans and real estate and income from equity affiliates:

	Six Months Ended
	June 30,		(Decrease)
	2003	2002	Amount	Percent
Gain on sale of loans and real estate	$1,024,268	$7,006,432	$(5,982,164)	(85)%
Income from equity affiliates	—	$601,100	$(601,100)	—

     Gain on sale of loans and real estate decreased $6.0 million, or 85%, to $1.0 million for the six months ended June 30, 2003 from $7.0 million for the six months ended June 30, 2002. This decrease was primarily attributable to a $6.8 million gain on the sale of a joint venture interest in March 2002 partially offset by a $0.9 million gain on the partial liquidation of a joint venture interest in 2003.

     Income from equity affiliates for the six months ended June 30, 2002 consist of net income from a joint venture interest recognized prior to the sale of that joint venture interest in March 2002.

Years Ended December 31, 2002 and 2001

     Revenue. The following table sets forth the components of revenue:

	Year Ended
	December 31,		(Decrease)
	2002	2001	Amount	Percent
Interest income	$14,532,504	$14,667,916	$(135,412)	(1)%
Other income	1,090,106	1,668,215	(578,109)	(35)%

Total revenue	$15,622,610	$16,336,131	($713,521)	(4)%

     Interest income decreased $0.1 million, or 1%, to $14.5 million for 2002 from $14.7 million for 2001. This decrease was primarily due to a 16% decrease in the weighted average effective interest rate of loans and investments primarily due to a decline in market interest rates partially offset by a 17% increase in the weighted average balance of loans and investment. Most of our loans and investments are variable rates instruments based on LIBOR. The negative impact to interest income as a result of the decrease in market interest rates was partially offset by interest rate floors that were in effect on many of our loans and investments.

     Other income decreased $0.6 million, or 35%, to $1.1 million for 2002 from $1.7 million for 2001. This decrease was primarily attributable to decreased extension fees earned of $0.2 million and decreased funds received on paid off loans of $0.4 million.

     Expenses. The following table sets forth the components of direct operating expenses:

	Year Ended		Increase/
	December 31,		(Decrease)
	2002	2001	Amount	Percent
Interest expense	$6,586,640	$7,029,374	$(442,734)	(6)%
Employee compensation and benefits	2,827,191	2,888,603	(61,412)	(2)%
Selling and administrative	910,924	839,823	71,101	8%
Provision for loan losses	3,315,000	240,000	3,075,000	1,281%

Total direct operating expenses	$13,639,755	$10,997,800	$2,641,955	24%

     Interest expense decreased $0.4 million, or 6%, to $6.6 million for 2002 from $7.0 million for 2001. This decrease is primarily attributable to a 20% decrease in the weighted average effective financing rate due to a decline in market interest rates partially offset by a 17% increase in the weighted average borrowings.

     Employee compensation and benefits remained relatively stable from 2001 to 2002.

     Selling and administrative expenses increased $0.1 million, or 8%, to $0.9 million for 2002 from $0.8 million for 2001. This increase was primarily attributable to increased legal expenses associated with the asset management and restructuring of our loans and investments portfolio.

     Provision for loan losses increased $3.1 million, or 1,281%, to $3.3 million for 2002 from $0.2 million for 2001. This increase was directly attributable to a $3.1 million provision for possible loan losses recorded in 2002 prior to this loan being foreclosed on and reclassified as real estate owned. This provision was recorded to reflect this asset at its estimated fair value.

     Gain on Sale of Loans and Real Estate and Income from Equity Affiliates. The following table sets forth our gain on sale of loans and real estate and income from equity affiliates:

	Year Ended		Increase/
	December 31,		(Decrease)
	2002	2001	Amount	Percent
Gain on sale of loans and real estate	$7,470,999	$3,226,648	$4,244,351	132%
Income from equity affiliates	$632,350	$1,403,014	$(770,664)	(55)%

     Gain on sale of loans and real estate increased $4.2 million, or 132%, to $7.5 million for 2002 from $3.2 million for 2001. This increase was primarily attributable to a $6.8 million gain on the sale of a joint venture interest in March 2002 partially offset by a $2.2 million gain from the sale of property from a joint venture interest and a $0.3 million decrease in income from the sale of foreclosed loans.

     Income from equity affiliates decreased $0.8 million, or 55%, to $0.6 million for 2002 from $1.4 million for 2001. This decrease was primarily attributable to a $0.9 million decrease in net income from joint venture interests due to dissolutions of joint ventures in 2001 and 2002, partially offset by a $0.1 million increase in net income from other joint venture interest.

Pro Forma Effect of Arbor Commercial Mortgage’s Asset Contribution on Results of Operations

     We were formed in June 2003 to operate as a real estate investment trust and to expand the structured finance business of ACM. On July 1, 2003, we completed a private placement of our units, each consisting of five shares of our common stock and one warrant to purchase one share of our common stock. Gross proceeds from the private placement totaled $120.2 million. In exchange for a commensurate equity ownership in our operating subsidiary, ACM contributed $213.1 million of structured finance assets subject to $169.2 million of borrowings supported by $43.9 million of equity. These assets and liabilities were contributed at book value, which approximates fair value, and represent 88% of the assets and 98% of the liabilities of ACM’s structured finance business as of June 30, 2003. In addition, certain employees of ACM were transferred to us.

     We are externally managed and advised by ACM and pay ACM a management fee in accordance with the terms of the management agreement. ACM also sources originations, provides underwriting services and services all structured finance assets on our behalf. As a result, the operating expenses as presented in the historical consolidated financial statements of ACM’s structured finance business would have been affected had we been formed at an earlier time. Employee compensation and benefits expense would have decreased by $0.9 million and $1.5 million for the six months ended June 30, 2003 and year ended December 31, 2002, respectively, because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $0.1 million and $0.1 million for the six months ended June 30, 2003 and year ended December 31, 2002, respectively.

     In accordance with the management agreement, we will pay ACM a management fee, composed of a base management fee and incentive compensation. The base management fee is 0.75% per annum of the first $400 million of equity. The incentive compensation is equal to (1) 25% of the amount that our funds from operations per operating partnership unit, adjusted for certain gains and losses, exceeds the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater and (y) the weighted average of the book value of the net assets contributed by ACM to our operating partnership per operating partnership unit, the offering price per share in the private placement, the offering price per share of our common stock in subsequent offerings and the issue price per operating partnership unit for subsequent contributions to our operating partnership, multiplied by (2) the weighted average of our operating partnership’s outstanding units.

     This pro forma information does not reflect the results of the private placement. However, gross proceeds from the private placement totaled $120.2 million, which combined with ACM’s equity contribution of $43.9 million, resulted in total contributed capital of $164.1 million. Offering expenses of $10.1 million were paid or accrued by us, resulting in stockholders equity and minority interest of $154.0 million as a result of the private placement.

     The pro forma consolidated financial information is limited to adjustments that are directly attributable to the private placement, expected to have a continuing impact on us and are factually supportable. These adjustments are based on the assumption that certain compensation and benefits expenses and certain selling and administrative expenses incurred by the structured finance business of ACM would not have been incurred if we had been in operation during the periods presented. The pro forma financial results do not include what the impact would have been had the gross proceeds from the private placement been available to the structured finance business of ACM during the entire period. Had these proceeds been available to the structured finance business of ACM during the entire period, there would have been an impact on certain revenues and expenses, including the management fees payable pursuant to the management agreement. The management fees are calculated based on such factors as funds from operations and equity of our operating partnership, each as defined in the management agreement. Such amounts represent speculative and forward-looking information that is not factually supportable.

     The financial statements of the structured finance business of ACM include the results of operations of the structured finance business segment of ACM and are not limited to the results of the structured finance assets that were transferred to Arbor Realty Trust. Accordingly, the results of certain investments in equity affiliates that were not transferred to Arbor Realty Trust have been included in the financial statements of the structured finance business of ACM because they were included in the structured finance business segment even though the operating results from these equity affiliates have not been material to the structured finance business segment as a whole. In addition, ACM retained certain transactions in its structured finance portfolio with a net book value of approximately $27.8 million, primarily because they were not deemed to be suitable investments for Arbor Realty Trust. Had these retained assets been excluded from the financial statements of the structured finance business of ACM, additional adjustments to the expense base would have been necessary to estimate what expenses would have been had these assets not been in the portfolio. Such adjustments would have been speculative. Lastly, operating results for assets that matured before the contribution of structured finance assets to Arbor Realty Trust, but were in the portfolio of assets of the structured finance business of ACM during the reporting period are also included in these statements.

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

     Subsequent to and as a result of the private placement, substantially all of the operations of the structured finance business of ACM have been conducted by us. Therefore, a description of the liquidity and capital resources of the structured finance business of ACM is not presented. A description of our liquidity and capital resources is presented in the section of this report entitled “Management’s Discussion & Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Liquidity and Capital Resources.”

Related Party Transactions

Related Party Loans

     ACM has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At June 30, 2003, December 31, 2002 and 2001, ACM’s structured finance business’ investments in this joint venture were approximately $2.6 million, $2.3 million and $1.8 million, respectively. This investment is accounted for under the equity method. At June 30, 2003 and December 31, 2002, ACM had a $16.0 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by the chief executive officer of ACM and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. ACM agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million. The mezzanine financing requires interest payments based on one month LIBOR and matures in May 2006. The loan will be funded in two equal installments of $4.0 million. The funding will be drawn down as construction progresses. The interest on the first component, which was funded by ACM in June 2003, will be earned on the full $4.0 million, while the interest on the second component, which has yet to be funded, will be earned as the $4.0 million is drawn down. This additional financing is secured by a second mortgage lien on the property. In addition, an interest and renovation reserve totaling $2.5 million is in place to cover both the bridge and mezzanine loans. Interest income recorded from these loans was approximately $0.2 million, $0.4 million and $0.1 million for the periods ended June 30, 2003, December 31, 2002 and 2001, respectively.

     In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% non-controlling interest in a joint venture, which were formed to acquire, develop and/or sell real estate assets. This investment is accounted for under the equity method. In June, 2003, ACM made two mezzanine loans secured by a second lien position in the ownership interests of the borrower and the property to these joint ventures totaling $6.0 million outstanding. The loans require monthly interest payments based on one month LIBOR and mature in May 2006. Interest income recorded from these loans was approximately $8,000 for the period ended June 30, 2003.

Related Party Formation Transactions

     ACM contributed the majority of its structured finance portfolio to our operating partnership pursuant to a contribution agreement. The contribution agreement contains representations and warranties concerning the ownership and terms of the structured finance assets it contributed and other customary matters. ACM has agreed to indemnify us and our operating partnership against breaches of those representations and warranties.

     In exchange for ACM’s asset contribution, we issued to ACM approximately 3.1 million operating partnership units, each of which ACM may redeem for one share of our common stock or an equivalent amount in cash, at our election, and approximately 629,000 warrants, each of which entitles ACM to purchase one additional operating partnership unit at an initial exercise price of $15.00. The operating partnership units and warrants for additional operating partnership units issued to ACM were valued at approximately $43.9 million at July 1, 2003, based on the price offered to investors in our units in the private placement, adjusted for the initial purchaser’s discount. We have also granted ACM certain demand and other registration rights with respect to the shares of common stock issuable upon redemption of its operating partnership units.

     Each of the approximately 3.1 million operating partnership units received by ACM was paired with one share of our special voting preferred stock that entitles the holder to one vote on all matters submitted to a vote of our stockholders. As operating partnership units were redeemed for shares of our common stock or cash an equivalent number of shares of special voting preferred stock was redeemed and cancelled. As a result of ACM’s asset contribution and the related formation transactions, ACM owns approximately a 28% limited partnership interest in our operating partnership and the remaining 72% interest in our operating partnership is owned by us. In addition, ACM has approximately 28% of the voting power of our outstanding stock (without giving effect to the exercise of ACM’s warrants for additional operating partnership units).

     We and our operating partnership have entered into a management agreement with ACM pursuant to which ACM has agreed to provide us with structured finance investment opportunities and loan servicing as well as other services necessary to operate our business. ACM is also required to provide us with a right of first refusal with respect to all structured finance identified by ACM or its affiliates. We have agreed not to pursue, and to allow ACM to pursue, any real estate opportunities other than structured finance transactions. As discussed above in “Management’s Discussion & Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Contractual Commitments,” we have agreed to pay our manager an annual base management fee and incentive compensation each fiscal quarter and share with ACM a portion of the origination fees that we receive on loans we originate with ACM pursuant to this agreement.

     We and our operating partnership have also entered into a services agreement with ACM pursuant to which our asset management group provides asset management services to ACM. In the event the services provided by our asset management group pursuant to the agreement exceed by more than 15% per quarter the level of activity anticipated by our board of directors, we will negotiate in good faith with our manager an adjustment to our manager’s base management fee under the management agreement, to reflect the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group.

Quantitative and Qualitative Disclosures about Market Risk

     Since the consummation of the private placement and the related formation transactions, substantially all of the operations of the structured finance business of ACM have been conducted by us. Therefore, quantitative and qualitative disclosures about market risk relating to the structured finance business of ACM is not presented. A description of market risks relating to our business is presented in this Item 7A of this report under “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. Based on the loans and liabilities as of December 31, 2004, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $2.3 million because the principal amount of loans that would be subject to an interest rate adjustment under this scenario is greater than the amount of liabilities that would subject to an interest rate adjustment. A 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.7 million because the principal amount of loans exceeds the amount of liabilities partially offset by the fact that the principal amount of loans currently subject to interest rate floors (and, therefore, would not be subject to a downward interest rate adjustment) exceeds the amount of liabilities currently subject to interest rate floors. As the size of the portfolio increases, a decline in interest rates may have a negative impact on our net income.

          In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

          We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .15%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction our net interest income and cash flows related to these securities. Based on the securities and borrowings as of December 31, 2004, and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $0.4 million. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.4 million.

          In connection with the CDO described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries, the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index.

          These swaps were executed on December 21, 2004 with a notional amount of $469 million and expire in January 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $21,000. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $25,000 at December 31, 2004.

          Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions with high credit ratings with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.

          We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the ‘‘Company’’) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2004 and for the period from June 24, 2003 (Inception) to December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Realty Trust, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the period from June 24, 2003 (Inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 28, 2005
except for Note 16, as to which the date is
March 29, 2005

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
Assets:
Cash	$6,401,701	$6,115,525
Loans and investments, net	831,783,364	286,036,610
Related party loans, net	7,749,538	35,940,881
Available-for-sale securities, at fair value	46,582,592	-
Investment in equity affiliates	5,254,733	5,917,542
Other assets	14,523,249	4,153,874

Total Assets	$912,295,177	$338,164,432

Liabilities and Stockholders’ Equity:
Repurchase agreements	$409,109,372	$113,897,845
Notes payable	165,771,447	58,630,626
Due to borrowers	8,587,070	8,409,945
Other liabilities	5,824,384	2,478,300

Total liabilities	589,292,273	183,416,716

Minority interest	60,249,731	43,631,602
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 and 3,146,724 shares issued and outstanding as of December 31, 2004 and 2003, respectively	37,761	31,467
Common stock, $0.01 par value: 500,000,000 shares authorized; 16,467,218 and 8,199,567 shares issued and outstanding as of December 31, 2004 and 2003, respectively	164,672	81,996
Additional paid-in capital	254,427,982	112,215,649
Retained earnings (distribution in excess of earnings)	8,813,138	(691,865)
Deferred compensation	(160,780)	(521,133)
Accumulated other comprehensive loss	(529,600)	-

Total stockholders’ equity	262,753,173	111,116,114

Total liabilities and stockholders’ equity	$912,295,177	$338,164,432

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	For the year ended	Period June 24,
	December 31,	2003 (inception) to
	2004	December 31, 2003
Revenue:
Interest income	$57,927,230	$10,012,449
Other income	42,265	156,502

Total revenue	57,969,495	10,168,951

Expenses:
Interest expense	19,372,575	1,669,731
Employee compensation and benefits	2,325,727	940,336
Stock based compensation	324,343	1,721,367
Selling and administrative	1,908,522	533,697
Management fee - related party	3,614,830	587,734

Total expenses	27,545,997	5,452,865

Income before minority interest and income from equity affiliates	30,423,498	4,716,086
Income from equity affiliates	525,000	-

Income before minority interest	30,948,498	4,716,086
Income allocated to minority interest	5,875,816	1,308,167

Net income	$25,072,682	$3,407,919

Basic earnings per common share	$1.81	$0.42

Diluted earning per common share	$1.78	$0.42

Dividends declared per common share	$1.16	$0.50

Weighted average number of shares of common stock outstanding:
Basic	13,814,199	8,199,567

Diluted	17,366,015	11,346,291

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JUNE 24, 2003 (INCEPTION) TO DECEMBER 31, 2003

AND FOR THE YEAR ENDED DECEMBER 31, 2004

							Retained earnings
			Preferred				(distributions in
	Comprehensive	Preferred Stock	Stock Par	Common Stock	Common Stock	Additional Paid-	excess of	Deferred	Accumulated Other
	Income	Shares	Value	Shares	Par Value	in Capital	earnings)	Compensation	Comprehensive Loss	Total

Initial capitalization		-	$-	67	$1	$1,004	$-	$-	$-	$1,005
Issuance of preferred stock		3,146,724	31,467							31,467
Issuance of common stock, net				8,050,000	81,980	109,972,160				110,054,140
Deferred compensation				149,500	15	2,242,485		(2,242,500)		-
Stock based compensation								1,721,367		1,721,367
Distributions-common stock							(4,099,784)			(4,099,784)
Net income	3,407,919						3,407,919			3,407,919

Balance-December 31, 2003	3,407,919	3,146,724	$31,467	8,199,567	$81,996	$112,215,649	$(691,865)	$(521,133)	$-	$111,116,114

Issuance of preferred stock		629,345	6,294							6,294
Issuance of common stock, net				7,274,200	72,742	134,115,399				134,188,141
Issuance of common stock from warrant exercise				973,354	9,733	12,862,937				12,872,670
Issuance of common stock from incentive compensation				22,498	225	499,234				499,459
Stock based compensation								324,343		324,343
Distributions-common stock							(15,567,679)			(15,567,679)
Forfeited unvested restricted stock				(2,401)	(24)	(35,986)		36,010		-
Adjustment to minority interest from increased ownership in ARLP						(5,229,251)				(5,229,251)
Net income	25,072,682						25,072,682			25,072,682
Net unrealized loss on securities available for sale	(529,600)								(529,600)	(529,600)

Balance-December 31, 2004	$24,543,082	3,776,069	$37,761	16,467,218	$164,672	$254,427,982	$8,813,138	$(160,780)	$(529,600)	$262,753,173

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period June 24, 2003
	For the year ended	(Inception) to
	December 31,	December 31,
	2004	2003
Operating activities:
Net income	$25,072,682	$3,407,919
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	324,343	1,721,367
Minority interest	5,875,816	1,308,167
Amortization and accretion of interest	(1,431,146)	(553,990)
Non-cash incentive compensation to manager	1,623,106	-
Income from equity affiliates	(525,000)	-
Changes in operating assets and liabilities:
Others assets	(6,192,238)	(2,405,470)
Other liabilities	2,163,060	1,717,467
Deferred origination fees	1,163,039	627,734

Net cash provided by operating activities	28,073,662	5,823,194

Investing activities:
Loans and investments originated and purchased, net	(733,136,181)	(186,382,155)
Payoffs and paydowns of loans and investments	221,425,780	75,940,655
Due to borrowers	177,125	8,409,945
Securities available for sale	(57,228,552)	-
Prepayments on securities available for sale	9,722,630	-
Contributions to equity affiliates	(9,562,190)	(5,917,542)
Distributions from equity affiliates	3,525,000	-

Net cash used in investing activities	(565,076,338)	(107,949,097)

Financing activities:
Proceeds from notes payable and repurchase agreements	605,600,178	71,047,671
Payoffs and paydowns of notes payable and repurchase agreements	(203,247,830)	(67,699,042)
Issuance of common stock	158,356,670	120,200,978
Exercise of warrants from minority interest	9,440,175	31,467
Offering expenses paid	(11,236,483)	(9,385,000)
Distributions paid to minority interest	(3,920,819)	(1,573,362)
Distributions paid on common stock	(15,567,679)	(4,099,784)
Payment of deferred financing costs	(2,135,360)	(281,500)

Net cash provided by financing activities	537,288,852	108,241,428

Net increase in cash	286,176	6,115,525
Cash at beginning of period	6,115,525	-

Cash at end of period	$6,401,701	$6,115,525

Supplemental cash flow information:
Cash used to pay interest	$18,547,842	$1,378,637

Supplemental schedule of non-cash financing and investing activities:
Accrued offering expenses	$59,377	$760,833

Conversion of investment in equity affiliates to loan	$6,700,000	$-

Loans and investments, net contributed	$-	$213,076,639

Notes payable and repurchase agreements contributed	$-	$169,179,843

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1 — Description of Business and Basis of Presentation

     Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred equity and, in limited cases, mortgage backed securities, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the periods presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”).

     On July 1, 2003 Arbor Commercial Mortgage, LLC (''ACM’’) contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business (the ''SF Business’’). The Company is externally managed and advised by ACM and pays ACM a management fee in accordance with a management agreement. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP.

     On July 1, 2003 the Company completed a private equity offering of units, each consisting of five shares of common stock and one warrant to purchase one share of common stock. Gross proceeds from the private equity offering totaled $120.2 million. Gross proceeds from the private equity offering combined with the concurrent equity contribution by ACM totaled approximately $164.1 million in equity capital. The Company paid and accrued offering expenses of $10.1 million resulting in stockholders’ equity and minority interest of $154.0 million as a result of the private placement.

     On April 13, 2004 the Company sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. Additionally, in 2004, 2,401 shares of unvested restricted stock were forfeited. On November 3, 2004, ACM, the manager of our company elected to be paid its third quarter incentive management in shares of common stock totaling 22,498. Additionally, as of December 31, 2004, the Company issued 973,354 shares of common stock from the exercise of warrants under its Warrant Agreement dated July 1, 2003, the “Warrant Agreement”. After giving effect to this, the Company had 16,467,218 shares issued and outstanding.

     The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company controls. Entities which we do not control and entities which are variable interest entities (see Note 2), which we are not the primary beneficiaries, are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 2 — Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to current period presentation.

     Cash and Cash Equivalents

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant.

     Loans and Investments

     SFAS No. 115 requires that at the time of purchase, we designate a security as held to maturity, available for sale, or trading depending on ability and intent. Securities held for sale are reported at fair value, while securities and investments held to maturity are reported at amortized cost. We do not have a trading security at this time. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.

     The Company invests in preferred equity interests that, in some cases, allow the Company to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

     Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. As of December 31, 2004 and 2003, no impairment has been identified and no valuation allowances have been established.

     If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 2 — Summary of Significant Accounting Policies (Continued)

     Available-For-Sale Securities

     The Company invests in agency-sponsored whole pool mortgage related securities. Pools of Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Corporation, or FHLMC, adjustable rate residential mortgage loans underlie these mortgage related securities. The Company receives payments from the payments that are made on these underlying mortgage loans, which have a fixed rate of interest for three years and adjust annually thereafter. These securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized losses other than temporary losses are recognized currently in income. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities.

     Revenue Recognition

     Interest income — Interest income is recognized on the accrual basis as it is earned on loans, investments and available-for-sale securities. In some instances, the Company receives an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced.

     Other income — Other income represents fees received for loan structuring and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.

     Gain on Sale of Loans and Real Estate

     For the sale of loans and real estate, recognition occurs when all the incidence of ownership passes to the buyer.

     Income from Equity Affiliates

     The Company invests in joint ventures that are formed to acquire, develop and/or sell real estate assets. Such investments are recorded under the equity method. The Company records its share of the net income from the underlying properties.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 2 — Summary of Significant Accounting Policies (Continued)

     Other Comprehensive Income (Loss)

     SFAS No. 130 “Reporting comprehensive income”, divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities.

     Income Taxes

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

     Earnings Per Share

     In accordance with the Statement of Financial Accounting standards No. 128 (“SFAS No. 128”), the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

     Derivatives and Hedging Activities

     We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Statement of Financial Accounting Standards No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 2 — Summary of Significant Accounting Policies (Continued)

     Derivatives are used for hedging purposes rather than speculation. We rely on quotations from a third party to determine these fair values.

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

     In December 2003, the FASB revised FIN 46 (“FIN 46(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. FIN 46(R) is effective no later than the end of the first interim or annual period ending after December 15, 2003 for entities created after January 31, 2003 and for entities created before February 1, 2003, no later than the end of the first interim or annual period ending after March 15, 2004. As required, the Company adopted the guidance of FIN 46(R) accordingly.

     In adopting FIN 46 and FIN 46-R, the Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in the Company determining that its mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2004, the Company has identified four loans and investments which were made to entities determined to be VIE’s. The following is a summary of the identified VIE’s as of December, 31, 2004.

Type	Carrying Amount	Property	Location

Loan and investment	$46,500,000	Office	New York
Loan and investment	44,533,333	Retail	Various
Loan	23,272,420	Condo	New York
Loan	7,749,538	Multifamily	Indiana

     For the four VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. For all other investments the Company has determined they are not VIE’s. As such, the Company has continued to account for these loans and investments as a loan or joint venture, as appropriate.

          On March 9, 2004, the SEC released SAB 105, “Application of Accounting Principles to Loan Commitments,” providing guidance on how to account for a commitment to purchase a mortgage loan prior to funding the loan. SAB 105 requires that these commitments be recorded at fair value with changes in fair

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 2 — Summary of Significant Accounting Policies (Continued)

value recognized in current earnings and was intended to eliminate the diversity in industry practice that existed relating to the accounting for loan commitments. SAB 105 is effective for loan commitments entered into after March 31, 2004. Our method of accounting for loan commitments is consistent with the guidance provided by SAB 105.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired impaired loans, which are loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-3 is effective for loans acquired after December 31, 2004. We do not expect the adoption of SOP 03-3 to have a material effect on our financial condition, results of operations, or liquidity.

     In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material effect on our financial condition, results of operations, or liquidity. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures are included in the year ended December 31, 2004 as required by the EITF.

     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. We believe that our current method of accounting for share-based payments is consistent with SFAS 123(R).

Note 3 — Loans and Investments

	December 31,			December 31, 2004
	2004	2003			Wtd. Avg.
	Unpaid Principal		Loan	Wtd. Avg.	Remaining
			Count	Pay Rate	Maturity (months)

Bridge loans	$274,307,422	$127,971,220	22	6.86%	20.2
Mezzanine loans	523,672,333	124,210,000	32	10.01%	19.7
Preferred equity investments	34,791,297	33,428,173	5	8.19%	8.5
Other.	1,932,899	1,967,867	1	7.39%	224.0

	834,703,951	287,577,260	60	8.87%	19.9

Unearned revenue.	(2,920,587)	(1,540,650)

Loans and investments, net	$831,783,364	$286,036,610

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 3 — Loans and Investments (Continued)

          Bridge loans are loans to borrowers who are typically seeking short term capital to be used in an acquisition of property and are predominantly secured by first mortgage liens on the property.

          Mezzanine loans are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt. Mezzanine financing may take the form of loans secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

          A preferred equity investment is another form of financing in which preferred equity investments in entities that directly or indirectly own real property are formed. In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, the Company typically becomes a special limited partner or member in the ownership entity.

     Concentration of Credit Risk

          Loans and investments that can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that, as of December 31, 2004, the unpaid principal balance related to 16 loans with five unrelated borrowers represented approximately 38.1% of total assets. The Company had 61 loans and investments as of December 31, 2004. Also, no single loan or investment represented at least 10% of the Company’s total assets in 2004, and revenue from any single borrower did not account for at least 10% of the Company’s total revenues.

          As of December 31, 2003, the unpaid principal balance related to ten loans with three unrelated borrowers represented approximately 41% of total assets. The Company had 33 loans and investments as of December 31, 2003.

          In addition, as of December 31, 2003, the Company had a $35.0 million loan which represents approximately 10% of total assets, and two loans secured by one property totaling $45.0 million which represents approximately 13% of total assets. Summarized financial and other information related to these transactions is described in footnote 5, “Investment in equity affiliates”.

     Geographic Concentration Risk

     As of December 31, 2004, 55%, 13%, 8% and 6% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida, New Jersey and Maryland, respectively. As of December 31, 2003, 32%, 14%, 12%, 8% and 8% of the outstanding balance of the structured finance investments of the Company had underlying properties in New York, Maryland, Florida, Nevada and New Jersey, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 4 — Available-For-Sale Securities

     The following is a summary of the Company’s available-for-sale securities at December 31, 2004.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $481,073)	$21,340,233	$21,821,306	$(214,320)	$21,606,986
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $208,212)	8,837,206	9,045,418	(108,793)	8,936,625
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $404,499)	15,840,969	16,245,468	(206,487)	16,038,981

	$46,018,408	$47,112,192	$(529,600)	$46,582,592

     As of December 31, 2004, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities.

     During the year ended December 31, 2004, the Company received prepayments of $9.7 million on these securities and amortized $394,000 of the premium paid for these securities against interest income.

     These securities are pledged as collateral for borrowings under a repurchase agreement — See Note 6.

Note 5 — Investment in Equity Affiliates

     As of December 31, 2004 and 2003, the Company had approximately $5.3 million and $5.9 million of investments in equity affiliates, respectively, which are described below.

     In October 2004, the Company invested $0.5 million in exchange for a 8.7% non-managing preferred interest in a joint venture that was formed to operate as a real estate business, to acquire, own, manage, develop, and sell real estate assets. The Company accounts for this investment under the equity method.

     As of December 31, 2003 and 2004, the Company had two mezzanine loans totaling $45 million outstanding to a 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC who used the proceeds to acquire and renovate an office building. The loans require monthly interest payments based on one month LIBOR and mature in January 2006. In addition, as of December 31, 2003, the Company had a $3.0 million equity interest in an affiliate of the borrower. The Company accounts for this investment under the equity method. This interest was sold in January 2004. In August 2004, the Company invested $1.5 million in exchange for a preferred interest in this joint venture. The Company has retained participating profits interests in several affiliates of the borrower aggregating approximately 29%.

     In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non- controlling interest in Prime Outlets Member, LLC, which owns 15% of a real estate holding company that owns and operates factory outlet centers. The Company accounts for this investment under the equity method. As of December 31, 2004 and 2003, the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $32.4 million and $35.0 million, respectively. In addition, the Company had

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 5 — Investment in Equity Affiliates (Continued)

a $10.0 million senior loan participation interest outstanding to an affiliate entity of the joint venture as of December 31, 2004. The loans require monthly interest payments based on one month LIBOR and mature in January 2006. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity. The Company received $1.2 million of distributions from this investment in 2004 as a result of the 16.7% carried profits interest which was recorded in interest income. In addition, The Company received $0.5 million from its 50% non-controlling interest in this joint venture, which was recorded as income from equity affiliates.

     In June 2003, ACM invested approximately $818,000 in exchange for a 12.5% preferred interest in a joint venture, which owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. The Company contributed an additional $297,000 to the investment in 2004. The Company accounts for this investment under the equity method. In addition, as of December 31, 2004, the Company had a $4.7 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. As of December 31, 2003, these loans had outstanding balances of $4.8 million and $3.5 million, respectively. The loans require monthly interest payments based on one month LIBOR and mature in November 2006 and June 2006, respectively.

     The condensed combined balance sheets for the unconsolidated investments in equity affiliates at December 31, 2004 and 2003, are as follows (amounts in thousands):

	December 31,
	2004	2003
Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$56,615	$2,650
Real estate assets	944,565	587,324
Other assets	86,087	72,546

Total assets	$1,087,267	$662,520

Liabilities:
Notes payable	941,718	531,387
Other liabilities	24,935	6,638

Total liabilities	966,653	538,025
Equity	120,614	124,495

Total liabilities and equity	$1,087,267	$662,520

     The condensed combined statements of operations for the unconsolidated investments in equity affiliates for the years ended December 31,2004 and 2003, are as follows (amounts in thousands):

	2004	2003
Condensed Combined Statements of Operations
Revenue:
Rental income	$102,751	$69,067
Reimbursement income	44,031	31,668
Other income	20,538	9,065

Total revenues	$167,320	$109,800

Expenses:
Operating expenses	60,181	38,473
Interest expense	51,225	23,233
Depreciation and amortization	24,594	18,725
Other expenses	17,506	8,156

Total expenses	153,506	88,587

Net income	$13,814	$21,213

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 6 — Notes Payable and Repurchase Agreements

     The Company utilizes warehouse lines of credit, repurchase agreements, unsecured credit facilities, and loan participations to finance its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

     The following table outlines our borrowings under the Company’s repurchase agreements as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Repurchase agreement, financial institution, $100 million committed line, expiration June 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 5.43% and 3.41%, respectively	19,531,197	28,430,000	63,722,845	81,424,053
Repurchase agreement, Wachovia Bank National Association, $430 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 4.63% and 3.71%, respectively	324,388,739	493,071,885	50,175,000	80,000,000
Repurchase agreement, financial institution, $100 million committed line, expiration July 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 2.36% as of December 31, 2004	44,189,436	46,582,592	-	-
Repurchase agreement, financial institution, $21 million committed line, expiration April 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.79% as of December 31, 2004	21,000,000	30,000,000	-	-
Repurchase agreement, financial institution, $50 million committed line, expiration November 2005, interest rate variable based on one-month LIBOR	-	-	-	-

Total repurchase agreements	$409,109,372	$598,084,477	$113,897,845	$161,424,053

     The following table outlines our borrowings under the Company’s notes payable as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 4.87% and 3.54%, respectively	$137,199,447	$185,254,895	$58,630,626	$74,603,822
Unsecured credit facility, financial institution, $50 million committed line, expiration December 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 9.37%	15,000,000	-	-	-
Junior loan participation, maturity March 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $25 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	4,419,500	4,419,500	-	-
Junior loan participation, maturity September 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR.	6,152,500	6,152,500	-	-
Senior loan participation, maturity August 2005, secured by Company’s interest in a first mortgage loan with a principal balance of $25 million, participation interest is based on 50% of the net spread of the loan, the loan is variable based on one-

month LIBOR	3,000,000	3,000,000	-	-

Total notes payable	$165,771,447	$198,826,895	$58,630,626	$74,603,822

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 6 — Notes Payable and Repurchase Agreements (Continued)

The $100 million repurchase agreement with a expiration date of July 2005, was entered into for the purpose of financing our securities available for sale. The current borrowings equate to 96% of the estimated fair value of the securities (net of principal payment receivables of $468,000) and bear interest at a rate of one month LIBOR plus .15%. This agreement has a term of one year and will expire in July 2005.

     The $250 million structured transaction facility contains profit-sharing arrangements between the Company and the lender, which provide for profit sharing percentages ranging from 17.5% to 45.0% of net interest income of the loans and investments financed. This cost is included in interest expense. On March 28, 2005 we terminated this facility. See note 16 subsequent events.

     The warehouse credit agreement, the master repurchase agreements and the secured term credit facility require that the Company pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received.

     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company is in compliance with all financial covenants and restrictions for the periods presented.

Note 7 — Minority Interest

     On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and entitled ACM to a 28% interest in ARLP as of December 31, 2003.

     On April 13, 2004, the Company sold 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. On May 6, 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. On October 12, 2004 ACM exercised warrants for 629,345 operating partnership units which increased ACM’s limited partnership interest to 19%. Additionally, the Company issued 973,354 shares of common stock from the exercise of warrants under the Warrant Agreement for the year ended December 31, 2004. These transactions resulted in a 9% decrease in ACM’s interest in ARLP. As of December 31, 2004, minority interest was adjusted by $5.2 million to properly reflect ACM’s 19% limited partnership interest in ARLP.

Note 8 — Commitments and Contingencies

     As of December 31, 2004, we had the following material contractual obligations (payments in thousands):

	Payments due by period (1)
		2006-	2008-
Contractual Obligations	2005	2007	2009	Thereafter	Total

Structured transaction facility	$54,265	$46,962	$-	$35,972	$137,199
Repurchase agreements	103,346	58,036	16,775	230,953	409,110
Unsecured credit facility	15,000	-	-	-	15,000
Loan participations	3,000	10,572	-	-	13,572
Outstanding unfunded
commitments(2)	4,653	30,067	1,417	-	36,137
Management fee (3)	N/A	N/A	N/A	N/A	N/A

Totals	$180,264	$145,637	$18,192	$266,925	$611,018

(1)	Represents amounts due based on contractual maturities.
(2)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $36.1 million as of December 31, 2004, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
(3)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
(4)	We have contractual obligations to make future payments in connection with short-term and long-term debt described in the section entitled “Liquidity and Capital Resources”.
(5)	In connection with the CDO transaction in January 2005, $36 million of the structured transaction facility scheduled to mature in 2006, $28 million of the repurchase agreement scheduled to mature in 2005 and $203 million of the repurchase agreements scheduled to mature in 2006 were repaid. The CDO has a four-year replenishment period.

     Litigation

     The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 9 — Stockholders’ Equity

     Common Stock

     The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share.

     The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

     On July 1, 2003 the Company completed a private placement for the sale of 1,610,000 units (including an over-allotment option), each consisting of five shares of the Company’s common stock and one warrant to purchase one share of common stock, at $75.00 per unit, for proceeds of approximately $110.1 million, net of expenses. 8,050,000 shares of common stock were sold in the offering. In addition, the Company issued 149,500 shares of stock under the stock incentive plan as described below under “Deferred Compensation”.

     On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In addition, on May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In 2004, 2,401 shares of unvested restricted stock were forfeited. In addition, on November 2, 2004, ACM, the manager of our company elected to be paid its third quarter incentive management in shares of common stock totaling 22,498. Moreover, for the year ended December 31, 2004, the Company issued 973,354 shares of common stock from the exercise of warrants under the Warrant Agreement and received net proceeds of $12.9 million. After giving effect to these transactions, the Company had 16,467,218 shares issued and outstanding.

     Deferred Compensation

     The Company has a stock incentive plan, under which the board of directors has the authority to issue shares of stock to certain directors, officers and employees of the Company and ACM. Under the stock incentive plan, 185,000 shares of common stock were reserved for issuance pursuant to restricted stock awards. 147,500 restricted stock awards were made upon consummation of the private placement of units on July 1, 2003 and 2,000 restricted stock awards were made subsequently to certain directors. As of December 31, 2003 and 2004, 149,500 shares of restricted stock were awarded and were outstanding. Of the shares awarded, two-thirds vested immediately and the remaining one-third will vest ratably over three years on the anniversary date of the initial award. Dividends were paid on the restricted shares as dividends were paid on shares of the Company’s common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The Company accounts for the stock incentive plan to employees of the Company and employees of ACM under the fair value method. Fair value at the grant date was $15.00 per share, which was based on the selling price of the common stock offered in our private equity offering. For

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 9 — Stockholders’ Equity (Continued)

the period from June 24, 2003 (inception) to December 31, 2003 and the year ended December 31, 2004, compensation expense related to this plan totaled $1.7 million and $0.3 million, respectively. Such amounts appear on the Company’s Consolidated Income Statement under ''stock-based compensation expense.’’ In February 2005, 1,000 restricted shares were issued to each of four independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors were vested as of the date of grant, another one third will vest on January 31, 2006 and the remaining third will vest on January 31, 2007.

     Warrants

     In connection with the private placement of units by the Company on July 1, 2003, the Company issued warrants to acquire 1,610,000 shares of common stock, as adjusted for dilution, at $15.00 per share. Concurrently, ACM was issued warrants to purchase 629,345 operating partnership units at $15.00 per share. In July 2004, these warrants became eligible for exercise through a cash payment or by surrendering additional warrants or shares of common stock in a “cashless” transaction. These warrants expire on July 1, 2005.

     For the year ended December 31, 2004, 1,321,975 common stock warrants were exercised for a total amount of $12.9 million and 973,354 common shares were issued. Of these totals, 115,176 common shares were issued from 463,797 warrants from a “cashless” exercise. As of December 31, 2004, there were 288,025 common stock warrants outstanding. On October 12, 2004, ACM exercised all of its warrants for a total of 629,345 operating partnership units of ARLP and proceeds of $9.4 million. Subsequent to December 31, 2004 and as of February 24, 2005, 38,558 common stock warrants were exercised each for one share of equivalent common stock.

     Preferred Stock

     Concurrent with the formation of the Company, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of the Company, in exchange for 3,146,724 units of limited partnership interest in ARLP and warrants to purchase an additional 629,345 operating partnership units. Concurrently, the Company, ARLP and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. The preferred stock was issued to ACM by the Company in exchange for a capital contribution in the amount of $31,467. Each share of special voting preferred stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. A holder of special voting preferred stock will not be entitled to any regular or special dividend payments or other distributions, other than a $0.01 per share liquidation preference. The Company has classified and designated 5,000,000 shares of its 100,000,000 authorized shares of preferred stock as special voting preferred stock. In 2004, ACM exercised 629,345 warrants in exchange for operating partnership units resulting in the issuance of 629,345 shares of preferred stock.

Note 10 — Earnings Per Share

     Earnings per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 10 — Earnings Per Share (Continued)

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

As of December 31, 2003, the exercise price of the warrants approximated the market value of the common stock therefore, they were not considered to be dilutive for purposes of calculating diluted earnings per share.

     In 2004, ACM, the manager of our Company, earned incentive management fees totaling $1.6 million. Based on the terms of the management agreement, ACM elected to be paid its incentive management fee in common shares totaling 66,141, of which 43,643 were issued in 2005. These 43,643 shares were anti-dilutive and have been excluded from the calculation of diluted EPS.

     The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the year ended December 31, 2004 and for the period June 24, 2003 (inception) to December 31, 2003.

	For the Year Ended		For the Period Ended
	December 31, 2004		December 31, 2003
	Basic	Diluted	Basic	Diluted
Net income	$25,072,682	$25,072,682	$3,407,919	$3,407,919
Add: Income allocated to minority interest		5,875,816		1,308,167

Earnings per EPS calculation	$25,072,682	$30,948,498	$3,407,919	$4,716,086

Weighted average number of common shares outstanding	13,814,199	13,814,199	8,199,567	8,199,567
Weighted average number of operating partnership units		3,286,387		3,146,724
Dilutive effect of warrants		265,429

Total weighted average common shares outstanding	13,814,199	17,366,015	8,199,567	11,346,291

Earnings per common share	$1.81	$1.78	$0.42	$0.42

Note 11 — Related Party Transactions

Related Party Loans:
	December 31,	December 31,
	2004	2003
Bridge loans	$7,749,538	$30,809,391
Mezzanine loans	-	5,131,490

Related party loans, net	$7,749,538	$35,940,881

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 11 — Related Party Transactions (Continued)

     The Company had a $7.75 million first mortgage loan as of December 31, 2004 and 2003, had a $13.75 million first mortgage loan and $1.2 million second mortgage loan, which beared interest at a variable rate of one month LIBOR plus 4.25% and matures in March 2005, outstanding to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the borrower and that institution. Interest income recorded from these loans for the year ended December 31, 2004 and 2003 was approximately $860,000 and $402,000, respectively.

     ACM has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At December 31, 2004 and 2003, ACM’s investment in this joint venture was approximately $2.6 million. All loans outstanding to this joint venture were repaid in full in 2004. At December 31, 2003, we had a $16.0 million bridge loan outstanding to the joint venture, which was collateralized by a first lien position on a commercial real estate property. This loan was funded by ACM in June 2003 and was purchased by us in July 2003. The loan required monthly interest payments based on one month LIBOR and was repaid in full in 2004. We had agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million. The mezzanine financing required interest payments based on one month LIBOR and was repaid in full in 2004. Interest income recorded from these loans for the period ended December 31, 2004 and 2003 was approximately $848,000 and $486,000, respectively.

     The Company’s $16.0 million bridge loan to the joint venture was contributed by ACM as one of the structured finance assets contributed to the Company on July 1, 2003 at book value, which approximates fair value. At the time of contribution, ACM also agreed to provide a limited guarantee of the loan’s principal amount based any profits realized on its retained 50% interest in the joint venture with the borrower and ACM’s participating interests in borrowers under three other contributed structured finance assets.

     At the time of ACM’s origination of three of the structured finance assets that it contributed to us on July 1, 2003 at book value, which approximates fair value, each of the property owners related to these contributed assets granted ACM participating interests that share in a percentage of the cash flows of the underlying properties. Upon contribution of the structured finance assets, ACM retained these participating interests and its 50% non-controlling interest in the joint venture to which it had made the $16.0 million bridge loan. ACM agreed that if any portion of the outstanding amount of any of these four contributed assets is not paid at its maturity or repurchase date, ACM will pay to us, subject to the limitation described below, the portion of the unpaid amount of the contributed asset up to the total amount then received by ACM due to the realization of any profits on its retained interests associated with any other of the four contributed assets (which had an aggregate balance of $48.3 million as of December 31, 2003). However, ACM will no longer be obligated to make such payments to us when the remaining accumulated principal amount of the four contributed assets, collectively, falls below $5 million and none of the four contributed assets were in default. In 2004, two of these investments matured and the borrowers paid the amount due in full. The remaining two investments have an aggregate balance of $22.3 million as of December 31, 2004.

     In addition, as of December 31, 2004, approximately $0.3 million of interest payments from borrowers due from ACM were included in other assets. These payments were remitted in January 2005. As of December 31, 2004, approximately $0.6 million of interest reserve payments due to ACM were included in other liabilities. These payments were remitted in January 2005.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 11 — Related Party Transactions (Continued)

     In 2003, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. A portion of the loan facility was provided by the Company. The Company was credited $146,918 of this brokerage fee which represented the Company’s proportionate share of the loan facility provided to the borrower and is included in other assets at December 31, 2003, which was received in January 2004.

Note 12 — Distributions

     In order to qualify as a REIT, the Company must currently distribute at least 90% of its taxable income and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

     During the year ended December 31, 2004 the Company declared and paid distributions totaling $15.6 million, or $1.16 per share. For the period of June 24, 2003 (inception) to December 31, 2003, the Company declared and paid distributions totaling $4.1 million, or $0.50 per share. For tax purposes, 100% of dividends declared in 2004 are classified as ordinary income.

     On January 13, 2005, the Company declared distributions of $0.47 per share of common stock, payable with respect to the three months ended December 31, 2004 to stockholders of record at the close of business on January 31, 2005. These distributions were subsequently paid on February 15, 2005. Subsequent to December 31, 2004 and through the date of record, 38,558 common stock warrants were exercised each for one share of equivalent common stock.

Note 13 — Management Agreement

     The Company and ARLP have entered into a management agreement with ACM which has an initial term of two years with automatic one year extensions, subject to certain termination rights. After the initial two year term, the Company will be able to terminate the management agreement without cause for any reason upon six months’ prior written notice to ACM. If the Company terminates the management agreement without cause, or gives ACM notice of non-renewal, in order to manage its operations internally, the Company will be required to pay ACM a termination fee equal to the base management fee and the incentive compensation earned by ACM during the 12-month period preceding the termination. If, without cause, the Company terminates the management agreement or elects not to renew it for any other reason, the Company will be required to pay ACM a termination fee equal to two times the base management fee and the incentive compensation earned by ACM during the 12-month period preceding the termination.

     The Company’s chief executive officer is also ACM’s chief executive officer and controlling equity owner. ACM has agreed to provide the Company with structured finance investment opportunities and loan servicing as well as other services necessary to operate its business. The Company’s chief executive officer, chief financial officer and general counsel and secretary are not employees of the Company. The Company relies to a significant extent on the facilities and resources of ACM to conduct its operations. The management agreement requires ACM to manage the business affairs in conformity with the policies and the general investment guidelines that are approved and monitored by the Company’s board of directors. ACM’s management of the Company is under the direction or supervision of the Company’s board of directors.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 13 — Management Agreement (Continued)

     For performing services under the management agreement, the Company pays ACM an annual base management fee payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of the equity up to $400 million, 0.625% per annum of the equity from $400 million to $800 million and 0.50% per annum of the equity in excess of $800 million. For purposes of calculating the base management fee, equity equals the month end value computed in accordance with GAAP of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income.

The Company also pays ACM incentive compensation each fiscal quarter, calculated as (1) 25% of the amount by which (a) ARLP’s funds from operations per unit of partnership interest in ARLP, adjusted for certain gains and losses, exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of the Company’s common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of ARLP’s outstanding partnership units. At least 25% of this incentive compensation is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter. With respect to all loans and investments originated during the term of the management agreement, the Company has also agreed with ACM that the Company pays ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.

     The incentive compensation is measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year. At least 25% of this incentive compensation fee is paid to ACM in shares of the Company’s common stock. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive management fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive compensation fee is accrued as it is earned. In accordance with Issue 4(b) of EITF 96-18, ''Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ the expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31, the Company remeasures the incentive fee expense paid to ACM in shares of the company’s common stock in accordance with the guidance provided by Issue 4(a) of EITF 96-18, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee was adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee was determined. In the event the calculated incentive compensation for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined. In 2004, the full year incentive fee was greater than the sum of the quarterly installments.

     ACM is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of its employees, rent for facilities and other ''overhead’’ expenses. The Company is required to pay or reimburse ACM for all expenses incurred on behalf of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 13 — Management Agreement (Continued)

Company in connection with the raising of capital or the incurrence of debt, interest expenses, taxes and license fees, litigation and extraordinary or non recurring expenses.

     Under the terms of the management agreement, ACM is also required to provide the Company with a right of first refusal with respect to all structured finance transactions identified by ACM or its affiliates. The Company has agreed not to pursue, and to allow ACM to pursue, any real estate opportunities other than structured finance transactions. In addition, ACM’s chief executive officer, Ivan Kaufman, has entered into a non-competition agreement with the Company pursuant to which he has agreed not to pursue structured finance investment opportunities, except as approved by the board of directors of the Company.

     For the year ended December 31, 2004, ACM earned incentive compensation installments totaling $1,623,000, of which $499,000 was elected by ACM to be paid in 22,498 shares of common stock in November 2004. As of December 31, 2004, ACM’s fourth quarter installment of $1,124,000 was included in other liabilities. As provided for in the management agreement, ACM elected to receive this entire incentive compensation fee in common stock. This fee was paid in February 2005 in common shares totaling 43,643. No incentive compensation was earned or paid in the period June 24, 2003 (inception) to December 31, 2003.

     For the year ended December 31, 2004, ACM earned $1,992,000 in base management fees, of which approximately $188,000 of fees were due to ACM for the month ended December 31, 2004. They were included in other liabilities and paid subsequently in January 2005. In the period June 24, 2003 (inception) to December 31, 2003, ACM earned $588,000 in base management fees.

Note 14 — Due to Borrowers

     Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest on behalf of the borrower in accordance with the specific loan terms they are associated with.

Note 15 — Fair Value of Financial Instruments

     SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2004 and 2003. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	December 31, 2004		December 31, 2003

		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$831,783,364	$831,783,364	$286,036,610	$286,036,610
Related party loans, net	7,749,538	7,749,538	35,940,881	35,940,881
Available-for-sale securities	46,582,593	46,582,593	—	—
Financial liabilities:
Notes payable and repurchase agreements	574,880,819	574,880,819	172,528,471	172,528,471

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 15 — Fair Value of Financial Instruments (Continued)

     The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument:

     Loans and Investments, Net: Fair values of variable-rate loans and investments with no significant change in credit risk are based on carrying values. Fair values of other loans and investments are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

     Related Party Loans, Net: Fair values of variable-rate loans and investments with no significant change in credit risk are based on carrying values. Fair values of other loans and investments are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

     Notes Payable and Repurchase Agreements: Fair values approximate the carrying values reported in the balance sheets.

     Available-for-Sale Securities: Fair values are approximated on current market quotes received from financial sources that trade such securities.

Note 16 — Subsequent Events

     On January 19, 2005 the Company completed a non-recourse collateralized debt obligation (“CDO”) transaction, whereby a portfolio of real estate related assets was contributed to a consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained the equity interest in the issuer with a value of approximately $164 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $441 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $28 million of cash available for acquisitions of loans and other permitted investments. The notes have an initial weighted average spread of approximately 77 basis points over three-month LIBOR. The facility has a four-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. The Company intends to own the portfolio of real estate-related assets until its maturity and will account for this transaction on its balance sheet as a financing. In connection with the CDO, the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index. These swaps were executed on December 21, 2004 with notional amounts of $469 million and expire in January 2012. As of December 31, 2004, the market value of these swaps was insignificant to the financial statements.

     On January 31, 2005 the Company entered into a $50 million credit facility with a shareholder who beneficially owned approximately 7.1% of our outstanding common stock as of December 31, 2004. The facility includes a $30 million term loan, a $10 million term loan and a $10 million revolving facility. The facility is secured by loans and investments in the Company’s portfolio. The facility has a term of one year with two six-month renewal options and bears interest at a spread over LIBOR.

     On March 15, 2005 the Company, through a newly-formed wholly-owned subsidiary of its operating partnership, issued $27.1 million of junior subordinated notes in a private placement. These securities are unsecured, have a maturity of 29 years, pay interest quarterly at a floating rate of interest based on LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.

     On March 29, 2005 we terminated the Company’s $250 million structured transaction facility scheduled to expire in June 2006. We simultaneously repaid all indebtedness outstanding on that date. This debt underlying certain of our assets were transferred to our other facilities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 17 — Summary Quarterly Consolidated Financial Information -Unaudited

     The following tables represent summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

     Net income shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items vary from such report(s) due to participation’s interest recorded as an offset to Interest Income, during subsequent periods being retroactively reclassified to Interest Expense for the third and fourth quarter’s of 2004.

For the year ended December 31, 2004:	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
Revenue:
Interest income	$20,674,843	$17,149,646	$11,939,350	$8,163,391
Other income	6,636	9,098	5,427	21,104

Total revenue	20,681,479	17,158,744	11,944,777	8,184,495

Expenses:
Interest expense	7,539,501	5,898,637	3,310,544	2,623,893
Employee compensation and benefits	646,720	448,564	617,137	613,306
Stock based compensation	67,544	49,792	92,806	114,201
Selling and administrative	752,793	544,575	366,843	244,311
Management fee – related party	1,721,928	1,058,845	540,939	293,118

Total expenses	10,728,486	8,000,413	4,928,269	3,888,829

Income before minority interest and income from equity affiliates	9,952,993	9,158,331	7,016,508	4,295,666
Income from equity affiliates	525,000	-	-	-

Income before minority interest	10,477,993	9,158,331	7,016,508	4,295,666
Income allocated to minority interest	1,923,558	1,524,359	1,236,560	1,191,339

Net Income	$8,554,435	$7,633,972	$5,779,948	$3,104,327

Basic earnings per common share	$0.52	$0.48	$0.39	$0.38

Diluted earnings per common share	$0.52	$0.47	$0.38	$0.38

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 17 — Summary Quarterly Consolidated Financial Information -Unaudited (Continued)

For the period June 24, 2003 to December 31, 2003:	For the Three Months Ended
	December 31,	September 30,
Revenue:
Interest income	$5,342,459	$4,669,990
Other income	156,002	500

Total revenue	5,498,461	4,670,490

Expenses:
Interest expense	947,877	721,854
Employee compensation and benefits	493,491	446,845
Stock based compensation.	133,693	1,587,674
Selling and administrative	400,393	133,304
Management fee – related party	294,233	293,501

Total expense	2,269,687	3,183,178

Income before minority interest and income from equity affiliates	3,228,774	1,487,312
Income from equity affiliates	-	-

Income before minority interest	3,228,774	1,487,312
Income allocated to minority interest	895,610	412,557

Net Income	$2,333,164	$1,074,755

Basic earnings per common share	$0.28	$0.13

Diluted earnings per common share	$0.28	$0.13

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
Schedule IV — Loans and other Lending Investments
December 31, 2004

		Periodic			Interest
		Payment	Maturity	Interest Pay	Accrual	Prior	Face	Carrying
Type	Location	Terms	Date	Rate Index (1)	Rate Index	Liens	Amount	Amount(4)
Bridge Loans
Co-op(3)	New York, NY	Interest Only	10/2005	Fixed 10%	N/A	$-	$1,100,000	$1,100,000
Multifamily	Indiana, IN	Interest Only	3/2005	Libor + 4.25%	N/A	-	7,749,538	7,749,538
Multifamily	Ontario, CA	Interest Only	4/2005	Libor + 4.00% Floor 5.50%	N/A	-	9,130,000	9,110,278
Multifamily	Baltimore, MD	Interest Only	5/2006	Libor + 3.50% Floor 5.00%	N/A	-	1,487,380	1,468,142
Multifamily	Baltimore, MD	Interest Only	5/2006	Libor + 4.50% (Year 1); Libor + 6.50% (Year 2); Libor + 7.50% (Year 3) Libor Floor 2.00%	N/A	(2)	4,725,569	4,765,224
Commercial	Brooklyn, NY	Interest Only	10/2006	Libor + 4.75%	N/A	-	4,663,944	4,633,402
Residential(3)	Westbury, NY	Interest Only	12/2004	Fixed 12%	N/A	-	450,000	450,000
Office	Montvale, NJ	Interest Only	1/2007	Libor + 6.00% Floor 7.50%	N/A	-	4,640,000	4,629,602
Condo Conversion	New York, NY	Interest Only	2/2005	Libor + 5.00% Libor Floor 1.10%	N/A	-	47,347,742	47,348,563
Hotel	New York, NY	Interest Only	3/2006	Libor + 5.50%	Libor + 5.50%	-	22,490,871	22,290,048
Hotel	Miami Beach, FL	Interest Only	3/2009	Libor + 4.00% (Year 1-2); Libor + 5.00% (Year 3-5)	N/A	-	30,000,000	29,642,464
Multifamily	Altamonte Springs, FL	Interest Only	6/2007	Libor + 3.50% Floor 4.75%	N/A	-	24,226,562	24,025,930
Condo Conversion	New York, NY	Interest Only	7/2007	Libor + 4.00%	N/A	-	26,287,960	26,333,165
Condo Conversion	Miami Beach, FL	Interest Only	7/2005	Libor + 4.70% Libor Floor 1.19%	N/A	-	5,691,581	5,644,960
Multifamily	Clearwater, FL	Interest Only	8/2007	Libor + 4.00% Libor Floor 1.10%	N/A	-	11,278,500	11,175,053
Office	New York, NY	Interest Only	8/2005	Libor + 4.00% Libor Floor 1.42%	N/A	-	20,000,000	19,962,059
Multifamily	Owensboro, KY	Interest Only	9/2006	Libor + 6.50% Libor Floor 1.50%	N/A	-	4,200,000	4,162,887
Condo	Miami, FL	Interest Only	9/2005	Libor + 4.50% Libor Floor 1.86%	N/A	-	17,092,313	17,023,911
Multifamily	Baltimore, MD	Interest Only	12/2006	Libor + 6.37% Libor Floor 1.50%	N/A	-	8,690,000	8,609,209
Multifamily	New York, NY	Interest Only	12/2005	Libor + 5.00% Libor Floor 1.75%	N/A	-	8,451,000	8,380,354
Multifamily	New York, NY	Interest Only	12/2005	Libor + 5.00% Libor Floor 1.75%	N/A	-	7,509,000	7,446,229
Multifamily	Tampa, FL	Interest Only	4/2005	Libor + 3.00% Libor Floor 2.40%	N/A	-	7,645,000	7,645,000
Multifamily	Marion, IN	Interest Only	12/2009	Libor + 4.00% Libor Floor 2.42%	N/A	-	7,200,000	7,164,000

						$-	$282,056,960	$280,760,018

(1)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(2)	The Company has a loan that consists of a portfolio of four properties. The Company has a first mortgage lien on two of the four properties in the portfolio underlying this loan. This loan is also secured by a pledge of 99.99% of the equity interests relating to the two other properties in the portfolio. Third party lenders have first mortgage liens on two of the four properties, totaling $14,114,030 as of December 31, 2004.

(3)	Reflects loans that have been extended during the period.

(4)	The carrying amounts approximate the federal income tax basis. Also, as of December 31, 2004, there were no loans delinquent.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS (Continued)
DECEMBER 31, 2004

		Periodic			Interest
		Payment	Maturity	Interest Pay	Accrual	Prior	Face	Carrying
Type	Location	Terms	Date	Rate Index (1)	Rate Index	Liens	Amount	Amount(2)
Mezzanine Loans
Commercial	Brooklyn, NY	Interest Only	6/2006	Pay Libor + 3.50% Floor Pay 5.00%	Libor + 8.00%	7,565,825	3,500,000	3,500,000
Multifamily	Glassboro, NJ	Interest Only	5/2006	Libor + 7.00% Floor 10.00%	N/A	11,000,000	2,000,000	2,000,000
Multifamily	New Jersey	Interest Only	4/2005	Libor + 5.25% Floor 6.75%	N/A	13,757,446	3,000,000	3,000,000
Multifamily	Baltimore, MD	Interest Only	9/2005	Libor + 5.50% (Year 1); Libor + 6.50% (Year 2); Libor + 7.50% (Year 3) Libor Floor 2.00%	N/A	58,012,731	11,520,000	11,527,584
Retail	Various	Principal and Interest	1/2006	Libor + 8.50% Floor 9.50%	N/A	336,000,000	32,433,333	32,326,180
Office	New York, NY	Principal and Interest	1/2006	12.30% Fixed	N/A	285,000,000	30,000,000	30,000,000
Office	New York, NY	Interest Only	1/2006	Libor + 11.50% Libor Floor 1.5%	N/A	270,000,000	15,000,000	15,000,000
Condo Conversion	New York, NY	Interest Only	2/2005	Libor + 6.00% Libor Floor 1.10%	N/A	47,347,742	11,280,000	11,347,155
Office	New York, NY	Interest Only	1/2006	Libor + 5.75% Libor Floor 1.75%(year1); Libor Floor 2.00%(thereafter)	N/A	150,000,000	35,000,000	35,000,000
Office	New York, NY	Interest Only	1/2006	Libor + 7.50%	N/A	173,000,000	30,000,000	30,011,230
Office	New York, NY	Interest Only	5/2006	Libor + 9.00%	N/A	166,000,000	2,000,000	1,995,144
Office	New York, NY	Interest Only	5/2006	Libor + 7.00%	N/A	168,000,000	25,000,000	24,939,734
Multifamily	Silver Spring, MD	Interest Only	2/2009	Libor + 4.25%	N/A	-	20,000,000	20,000,000
Retail	Various	Interest Only	12/2005	Libor + 9.985% Libor Floor 1.17%	N/A	336,000,000	10,000,000	10,000,000
Residential Condos	Honolulu, HI	Interest Only	6/2007	Libor + 5.00% Libor Floor 1.10%	Libor + 7.00%	14,707,419	30,566,275	30,525,814
Multifamily	Altamonte Springs, FL	Interest Only	6/2007	Libor + 7.25% Floor 8.50%	N/A	24,374,801	2,867,000	2,848,317
Multifamily	Cary, NC	Interest Only	3/2006	Libor + 5.50%	N/A	13,050,000	10,450,000	10,450,000
Office	New York, NY	Interest Only	1/2006	Libor + 4.295%	N/A	141,500,000	31,500,000	31,291,555
Multifamily	Phoenix, AZ	Interest Only	7/2007	Libor + 6.50% Libor Floor 1.32%	N/A	22,435,000	5,250,000	5,228,392

(1)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.
(2)	The carrying amounts approximate the federal income tax basis. Also, as of December 31, 2004, there were no loans delinquent.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS (Continued)
DECEMBER 31, 2004

		Periodic			Interest
		Payment	Maturity	Interest Pay	Accrual	Prior	Face	Carrying
Type	Location	Terms	Date	Rate Index (1)	Rate Index	Liens	Amount	Amount (3)
Mezzanine Loans (Continued)
Multifamily	Phoenix, AZ	Interest Only	7/2007	Libor + 6.50% Libor Floor 1.32%	N/A	24,235,000	4,750,000	4,730,450
Office	New York, NY	Interest Only	8/2006	Libor + 6.50%	N/A	135,000,000	30,000,000	30,007,628
Condo	Brooklyn, NY	Interest Only	8/2006	Libor + 5.00% Libor Floor 1.36%	Libor + 9.00%	6,091,823	4,330,405	4,330,405
Condo	New York, NY	Interest Only	2/2007	Libor + 7.00%	Fixed 14%	43,721,984	23,272,420	23,160,979
Office	Various	Interest Only	3/2006	Libor + 11.90% Libor Floor 1.50%	N/A	100,000,000	25,000,000	24,909,288
Office	New York, NY	Interest Only	9/2006	Libor + 9.00%	N/A	235,000,000	35,000,000	34,941,426
Office	New York, NY	Interest Only	6/2006	Libor + 6.90% Libor Floor 1.75%	N/A	79,000,000	29,000,000	28,251,768
Multifamily	Orlando. FL	Interest Only	12/2007	Libor + 6.50% Libor Floor 2.09%	N/A	23,512,500	4,500,000	4,478,602
Multifamily	New York, NY	Interest Only	12/2005	Fixed 12%	N/A	8,451,000	1,859,000	1,843,397
Multifamily	New York, NY	Interest Only	12/2005	Fixed 12%	N/A	7,509,000	2,011,000	1,994,122
Multifamily	Tampa, FL	Interest Only	12/2009	Libor + 5.50% Libor Floor 1.50%	N/A	7,645,000	2,582,900	2,543,286
Condo Conversion	New York, NY	Interest Only	7/2005	Fixed 10%	Fixes 14%	58,627,742	15,000,000	14,775,000
Multifamily	Various within New Jersey	Interest Only	1/2007	Fixed 12%	Fixed 15%	-	35,000,000	35,000,000

						$2,966,545,013	$523,672,333	$521,957,456

Preferred Equity:
Multifamily(2)	Various within Texas	Interest Only	1/2005	6M Libor + 4.50% Floor 9.56%	N/A	9,595,828	2,107,867	2,107,867
Multifamily	Baltimore, MD	Interest Only	11/2006	Libor + 4.50% (Year 1); Libor + 6.50% (Year 2); Libor + 7.50% (Year 3) Libor Floor 2.00%	N/A	11,517,106	7,074,430	7,171,998
Multifamily	Various within New Jersey	Interest Only	4/2005	Libor + 5.25% Floor 6.75%	N/A	186,781,622	19,300,000	19,300,000
Multifamily	Denver, CO	Interest Only	3/2005	Libor + 6.00% Floor 10.00%	N/A	23,134,729	2,440,000	2,440,000
Multifamily	Winter Haven, FL	Interest Only	12/2005	Libor + 6.00% Libor Floor 1.75%	N/A	7,888,235	3,869,000	3,862,664

						$238,917,520	$34,791,297	$34,882,529

Hotel	Miami, FL		8/2023	7.39% Fixed	N/A	$-	$1,932,899	$1,932,899

						$3,205,462,533	842,453,489	$839,532,902

(1)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(2)	LIBOR for this loan refers to six-month LIBOR.

(3)	The carrying amounts approximate the federal income tax basis. Also, as of December 31, 2004, there were no loans delinquent.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV – LOANS AND OTHER LENDING INVESTMENTS (Continued)
DECEMBER 31, 2004

     The following table reconciles the Company’s loans and investments carrying amounts from January 1, 2004 to December 31, 2004:

Balance – January 1, 2004	$321,977,491
Additions during period:
New loan originations	772,738,943
Funding of unfunded loan commitments(1)	21,669,789
Accretion of unearned revenue	2,497,449
Deductions during period:
Loan payoffs	(181,405,651)
Loan partial payoffs	(40,020,129)
Unfunded loan commitments(1)	(54,047,601)
Unearned revenue	(3,877,389)

Balance – December 31, 2004	$839,532,902

(1) In accordance with certain of our loans and investments, we have outstanding unfunded commitments that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF THE STRUCTURED
FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES

Page

Reports of Independent Registered Public Accounting Firms	83
Financial Statements:
Consolidated Statements of Revenue and Direct Operating Expenses for the Year Ended December 31, 2002 and the Six Months Ended June 30, 2003	85
Notes to Consolidated Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members of
Arbor Commercial Mortgage, LLC

     We have audited the accompanying consolidated statement of revenue and direct operating expenses of the Structured Finance Business (the “SF Business” or the “Company”) of Arbor Commercial Mortgage, LLC and Subsidiaries (“ACM”) for the year ended December 31, 2002. This financial statement is the responsibility of ACM’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     The accompanying financial statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the registration Statement on form S-11 of Arbor Realty Trust, Inc. and do not purport to be a complete presentation of the results of operations that would have resulted if the SF Business had operated as an unaffiliated independent company.

     In our opinion the financial statement referred to above present fairly, in all material respects, the revenue and direct operating expenses of the SF Business of ACM for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/         Grant Thornton LLP

New York, New York
October 23, 2003

Report of Independent Registered Public Accounting Firm

To the Members of
Arbor Commercial Mortgage, LLC

We have audited the accompanying consolidated statement of revenue and direct operating expenses of the Structured Finance Business (the “SF Business”) or (the “Company”) of Arbor Commercial Mortgage, LLC and Subsidiaries (“ACM”) for the six month period ended June 30, 2003. This financial statement is the responsibility of ACM’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and does not purport to be a complete presentation of the results of operations that would have resulted if the SF Business had operated as an unaffiliated independent company.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the revenue and direct operating expenses of the SF Business of ACM for the six month period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG
February 27, 2004
New York, New York

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REVENUE AND DIRECT OPERATING EXPENSES

	Six Months	Year Ended
	Ended June 30,	December 31,
	2003	2002
Revenue:

Interest income	$7,688,465	$14,532,504

Other income	1,552,414	1,090,106

Total revenue	9,240,879	15,622,610

Direct operating expenses:

Interest expense	3,468,275	6,586,640

Employee compensation and benefits	1,751,147	2,827,191

Selling and administrative	458,266	910,924

Provision for loan losses	60,000	3,315,000

Total direct operating expenses	5,737,688	13,639,755

Revenue in excess of direct operating expenses before gain on sale of loans and real estate and income from equity affiliates	3,503,191	1,982,855

Gain on sale of loans and real estate	1,024,268	7,470,999

Income from equity affiliates	–	632,350

Revenue, gain on sale of loans and real estate and income from equity affiliates in excess of direct operating expenses	$4,527,459	$10,086,204

See notes to consolidated financial statements.

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, and for the Six Months Ended June 30, 2003

Note 1 — Description of Business and Basis of Presentation

     On July 1, 2003 Arbor Commercial Mortgage, LLC (‘‘ACM’’) contributed a portfolio of structured finance investments and related debt to Arbor Realty Limited Partnership (‘‘ARLP’’), the operating partnership of Arbor Realty Trust, Inc. (‘‘ART’’). In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business (‘‘SF Business’’) or (the ‘‘Company’’). Through its SF Business, ACM invests in real estate related bridge and mezzanine loans, preferred equity and other real estate related assets.

     The SF Business of Arbor Commercial Mortgage, LLC is not a legal entity and the assets and liabilities associated with the SF Business are components of a larger business. Accordingly, the information included in the accompanying consolidated financial statements has been obtained from ACM’s consolidated historical accounting records. The SF Business never operated as a separate business entity or division of ACM but rather as an integrated part of ACM’s consolidated business. Accordingly, the statements of revenue and direct operating expenses do not include charges from ACM for corporate general and administrative expense because ACM considered such items to be corporate expenses and did not allocate them to individual business units. Such expenses included costs for ACM’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs.

     The statements of revenue and direct operating expenses include the revenue and direct operating expenses that relate to the SF Business. Direct operating expenses include interest expense applicable to the funding costs of the SF Business loans and investments, salaries and related fringe benefit costs, provision for loan losses and other expenses directly associated with revenue-generating activities. Direct operating expenses also include allocations of certain expenses, such as telephone, office equipment rental and maintenance, office supplies and marketing, which were directly associated with the SF Business and were allocated based on headcount of the SF Business in relation to the total headcount of ACM. All of these allocations are based on assumptions that management believes are reasonable under the circumstances.

     A statement of cash flows is not presented because the SF Business did not maintain a separate cash balance. Other than the debt required to fund the loans and investments made by the SF Business, its operating activities were funded by ACM. Because the SF Business never operated as a separate business or division of ACM, the accompanying consolidated financial statements are not intended to be a complete presentation of the historical financial position, results of operations and cash flows of the SF Business. The historical operating results of the SF Business may not be indicative of the future operating results of ART. The accompanying consolidated financial statements were prepared for inclusion in the Form S-11 of ART and do not purport to reflect the assets and liabilities or results of operations that would have resulted if the SF Business had operated as an unaffiliated independent company.

     The consolidated financial statements include the financial statements of ACM, its wholly owned subsidiaries, and partnerships or other joint ventures in which ACM holds, directly or indirectly, over fifty percent of the outstanding voting shares. When partnership voting interest are not clearly indicated, ACM reviews other factors to determine control, such as whether ACM is entitled to over 50% of the profits and losses of the partnership. Additionally, for investments in limited partnerships, ACM reviews the rights and obligations of the general partner and the limited partners to determine if in substance the general partner controls such entity. These rights and obligations include such items as whether the limited partner has the right to replace the general partner, approve the sale or refinancing of the partnership assets or approve the acquisition of additional significant partnership assets. In instances where AMC has a majority voting interest but minority partners have significant participation, such as the right to establish operating and

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, and for the Six Months Ended June 30, 2003

Note 1 — Description of Business and Basis of Presentation (continued)

capital decisions of the entity, ACM does not consolidate this entity. Based on this criteria, investments in partnerships or joint ventures that ACM does not control are accounted for under the equity method.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Owned

     Real estate owned represents commercial real estate property acquired through foreclosure or deed in lieu of foreclosure that the SF Business owns and operates. Such assets are classified as held for sale and not depreciated. They are carried at the lower of cost or fair value less cost to sell. The Company reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Loans and Investments

     Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.

     The SF Business invests in preferred equity interests that allow the SF Business to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

     Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses.

Revenue Recognition

     The revenue recognition policies of the SF Business are as follows:

     Interest income — Interest income is recognized on the accrual basis as it is earned. In most instances, the borrower pays an origination fee, an additional amount of interest at the time the loan is closed, and deferred interest upon maturity of the loan. This additional income, as well as any direct loan origination costs incurred, is deferred and recognized over the life of the related loan as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income is recognized only upon actual receipt.

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, and for the Six Months Ended June 30, 2003

Note 2 — Summary of Significant Accounting Policies (continued)

     Other income — Other income includes several types of income which are recorded upon receipt. Certain of the Company’s loans and investments provide for additional payments based on the borrower’s operating cash flow, appreciation of the underlying collateral, payments calculated based on the timing of when the loan pays off and changes in interest rates. Such amounts are not readily determinable and are recorded as other income upon receipt.

Gain on Sale of Loans and Real Estate

     For the sale of loans and real estate, recognition occurs when all the incidence of ownership passes to the buyer.

Income from Equity Affiliates

     The SF Business has several joint ventures that were formed to lend to, acquire, develop and/or sell real estate assets. Such investments are recorded under the equity method. The Company records its share of the net income from the underlying properties. The gain or loss on disposition of a joint venture interest is recorded as gain on sale of loans and real estate.

Income Taxes

     No provision or benefit for income taxes has been provided in the accompanying consolidated financial statements due to the fact that the SF Business was not operated as a stand-alone unit and no allocation of ACM’s income tax provision/benefit has been made to the SF Business. ACM is a limited liability company (which is taxed as a partnership), and accordingly, the taxable income or loss of ACM is included in the federal and state income tax returns of ACM’s individual members.

Note 3 — Selected Cash Flow Information

     A statement of cash flows is not presented because the SF Business did not maintain a separate cash balance. Other than the debt required to fund the loans and investments of the SF Business, operating activities were funded by ACM. Selected cash flow from investing and financing activities is presented below.

	June 30,	December 31,
	2003	2002
Cash flows from investing activities:

Loans and investments originated	$(117,176,849)	$(116,810,564)

Payoffs and paydowns of loans and investments	76,106,055	105,608,865
Cash flows from financing activities:

Proceeds from notes payable and repurchase agreements	93,228,860	86,853,319

Payoffs and paydowns of notes payable and repurchase agreements	(64,019,933)	77,426,577

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, and for the Six Months Ended June 30, 2003

Note 4 — Loans and Investments

     A bridge loan was foreclosed and reclassified as real estate owned in 2002. Prior to foreclosure, the Company in 2002 recorded a provision for loan losses of $3,075,000 to reflect this asset at its estimated fair value, excluding an estimated $300,000 of foreclosure cost. This amount was charged-off when the loan was reclassified as real estate owned.

     A mezzanine loan was deemed to be impaired in 2002 and a $240,000 provision for loan losses was recorded to reflect this loan at its estimated fair value in 2002 and $60,000 in the six months ended June 30, 2003. In accordance with the Company’s policy for revenue recognition, income recognition has been suspended on this loan.

Note 5 — Business Acquisitions and Investment in Equity Affiliates

     The Company had a 26% interest in a joint venture, which owns and operates a multi-family real estate property. In March of 2002, the Company sold its investment in the joint venture and recorded a gain of $6.8 million. The Company received net income from this joint venture of $588,600 prior to the sale in 2002.

     The Company has several other joint ventures that were formed to acquire, develop and/or sell real estate assets which the Company does not control. The Company recorded net income from these joint ventures of $43,750 in 2002.

Note 6 — Commitments and Contingencies

Litigation

     In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 7 — Related Party Transactions

     The Company has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At December 31, 2002, the Company’s investments in this joint venture were approximately $2.3 million. The Company accounts for this investment under the equity method. At December 31, 2002, the Company had a bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by the chief executive officer of ACM and 50% by the key principal of the joint venture. In connection with the joint venture agreement the Company has agreed to provide the borrower with additional mezzanine financing. The loan will be funded in two equal installments. The funding will be drawn down as construction progresses. This additional financing is secured by a second mortgage lien on

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, and for the Six Months Ended June 30, 2003

Note 7 — Related Party Transactions (continued)

the property. In addition, an interest and renovation reserve is in place to cover both the bridge and mezzanine loans. Interest income recorded from these loans was approximately $449,000 for the year ended December 31, 2002.

     In June 2003, the Company invested approximately $818,000 in exchange for a 12.50% preferred interest in a joint venture, which owns and operates two commercial properties. The Company accounts for this investment under the equity method. In June 2003, the Company funded two mezzanine loans to this joint venture. Interest income recorded from these loans was approximately $8,000 for the period ended June 30, 2003.

Note 8 — Subsequent Events

     In June 2003 ART, a real estate investment trust was formed to invest in structured finance assets, particularly real estate related bridge and mezzanine loans, preferred equity and, in limited cases, discounted mortgage notes and other real estate related assets. On July 1, 2003 in exchange for a commensurate equity ownership in ART’s operating subsidiary ARLP, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent the substantial portion of ACM’s SF Business.

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

Note 9 — Unaudited Pro Forma Consolidated Financial Information

     In June, 2003 ACM formed ART, a newly organized real estate investment trust to operate and expand its SF Business. On July 1, 2003 ART completed a private placement of ART’s units, each consisting of five shares of ART’s common stock and one warrant to purchase one share of common stock. Gross proceeds from the private financing totaled $120.2 million. In exchange for a commensurate equity ownership in ART’s operating subsidiary, ARLP, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity. These assets and liabilities were contributed at book value, which approximates market value, and represent 88% of the assets and 98% of the liabilities of the SF Business as of June 30, 2003. In addition, certain employees of ACM were transferred to ARLP.

     ART will be externally managed and advised by ACM and will pay ACM a management fee in accordance with the terms of the management agreement among ACM, ART and ARLP. ACM will also source originations, provide underwriting services and service all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated financial statements would have been affected had ART been formed at an earlier time. Employee compensation and benefits expense would have decreased by $895,811 and $1,518,890 for the six months ended June 30, 2003 and year ended December 31, 2002, respectively, because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, and for the Six Months Ended June 30, 2003

Note 9 — Unaudited Pro Forma Consolidated Financial Information (continued)

by $65,752 and $127,753 for the six months ended June 30, 2003 and year ended December 31, 2002, respectively.

     In accordance with the terms of the management agreement, ACM will receive a management fee, composed of a base management fee and incentive compensation. The annual base management fee is payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of the equity up to $400 million, 0.625% per annum of the equity from $400 million to $800 million and 0.50% per annum of the equity in excess of $800 million. For purposes of calculating the base management fee, equity equals the month end value computed in accordance with generally accepted accounting principles of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income.

     ART will also pay ACM incentive compensation each fiscal quarter, calculated as (1) 25% of the amount by which (a) ARLP’s funds from operations per unit of partnership interest in ARLP, adjusted for certain gains and losses, exceeds (b) the product of (x) 9.5% per annum or the 10 year Treasury Rate plus 3.5%, whichever is greater, and (y) the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of ART’s common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of Arbor Realty Limited Partnership’s outstanding partnership units. At least 25% of this incentive compensation is paid to ACM in shares of ART’s common stock, subject to ownership limitations in ART’s charter. ART has also agreed to share with ACM a portion of the origination fees that it receives on loans it originates through ACM.

     The incentive compensation will be measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments will be calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment will be deemed to be an advance of a portion of the incentive fee payable for the year. In the event the calculated incentive compensation for the full year is an amount less that the total of the installment payments made to ACM for the year, ACM will refund to ART the amount of such overpayment in cash. In such case, ART would record a negative incentive fee expense in the quarter when such overpayment is determined. The incentive compensation will be accrued as it is earned.

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

     The pro forma consolidated financial information is limited to adjustments that are directly attributable to the private placement, expected to have a continuing impact on ART and are factually supportable. These adjustments are based on the assumption that certain compensation and benefits expenses and certain selling and administrative expenses incurred by the SF Business would not have been incurred if ART had been in operation during the periods presented. The pro forma financial results do not include what the impact would have been had the gross proceeds from the private financing been available to the Company during the entire period. Had these proceeds been available to the Company during the entire period, there would have been an impact on certain revenues and expenses, including the management fees payable pursuant to the management agreement. The management fees are calculated based on such factors as funds

THE STRUCTURED FINANCE BUSINESS OF ARBOR COMMERCIAL MORTGAGE, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, and for the Six Months Ended June 30, 2003

Note 9 — Unaudited Pro Forma Consolidated Financial Information (continued)

from operations and the equity of ARLP, each as defined in the management agreement. Such amounts represent speculative and forward-looking information that is not factually supportable.

     The financial statements of the SF Business include the results of operations of the structured finance business segment of ACM and are not limited to the results of the structured finance assets that were transferred to ART. Accordingly, the results of certain investments in equity affiliates that were not transferred to ART have been included in the financial statements of the SF Business because they were included in the structured finance business segment even though the operating results from these equity affiliates have not been material to the structured finance business segment as a whole. In addition, ACM retained certain transactions in its structured finance portfolio with a net book value of approximately $27.8 million, primarily because they were not deemed to be suitable investments for ART. Had these retained assets been excluded from the financial statements of the SF Business, additional adjustments to the expense base would have been necessary to estimate what expenses would have been had these assets not been in the portfolio. Such adjustments would have been speculative. Lastly, operating results for assets that matured before the contribution of structured finance assets to ART, but were in the portfolio of assets of the SF Business during the reporting period are also included in these statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

          Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2005 Proxy Statement is incorporated herein by reference.

          The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement is incorporated herein by reference.

          The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

          The information contained in the section captioned “Executive Compensation” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information contained in the section captioned “Security Ownership of Certain Beneficial Owners & Management” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained in the section captioned “Certain Relationships and Related Transactions” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) and (c)	Financial Statements and Schedules.

See the “Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries” and the “Index to the Consolidated Financial Statements of the Structured Finance Business of Arbor Commercial Mortgage, LLC and Subsidiaries,” each included in Item 8 of this report.

(b)	Exhibits.

See the Index to Exhibits on the following page.

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*
2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*
3.1	Articles of Incorporation of the Registrant*
3.2	Articles Supplementary of the Registrant*
3.3	Bylaws of the Registrant*
4.1	Form certificate for common stock*
4.2	Form of certificate for Units issued on July 1, 2003*
4.3	Form of certificate for Warrants issued on July 1, 2003 (included as Exhibit A to Exhibit 4.4) *
4.4	Warrant Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and American Stock Transfer & Trust Company*
4.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*
10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.
10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage LLC*
10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*
10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc., and Arbor Realty GPOP, Inc. *
10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*
10.9	Form of Restricted Stock Agreement*
10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*
10.11	Form of Indemnification Agreement*
10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*
10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**
10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*
10.15	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.16	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*
10.17	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor

Exhibit
Number	Description of Exhibit
Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein.
10.18	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association.
10.19	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC.
21.1	Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certification of CEO pursuant to 18 U.S.C. 1350, Section 302 Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to 18 U.S.C. 1350, Section 302 Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. 1350, Section 906 Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. 1350, Section 906 Sarbanes-Oxley Act of 2002.

*           Incorporated by reference to the registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), which was originally filed with the Securities and Exchange Commission on November 13, 2003.

**         Filed as Exhibit 10.8 to the Form 10-Q of the registrant for the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2005.

ARBOR REALTY TRUST, INC.
By:	/s/ Ivan Kaufman
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2005

Ivan Kaufman

/s/ Frederick C. Herbst	Chief Financial Officer (Principal Financial Officer)	March 31, 2005

Frederick C. Herbst

/s/ Jonathan A. Bernstein	Director	March 31, 2005

Jonathan A. Bernstein

/s/ William Helmreich	Director	March 31, 2005

William Helmreich

/s/ C. Michael Kojaian	Director	March 31, 2005

C. Michael Kojaian

/s/ Melvin F. Lazar	Director	March 31, 2005

Melvin F. Lazar

/s/ Walter K. Horn	Director	March 31, 2005

Walter K. Horn

/s/ Joseph Martello	Director	March 31, 2005

Joseph Martello