Form 10-Q
period 2005-03-31
ARBOR REALTY TRUST INC
filed 2005-05-13
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 Zip Code
(516) 832-8002
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 16,743,722 outstanding as of April 30, 2005.

ARBOR REALTY TRUST, INC.
FORM 10-Q

CAUTIONARY STATEMENTS
      The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.
      This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ending December 31, 2004. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ending December 31, 2004.
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS:
Cash	$29,271,330	$6,401,701
Restricted cash	72,873,350	—
Loans and investments, net	863,307,608	831,783,364
Related party loans, net	7,749,538	7,749,538
Available-for-sale securities, at fair value	43,351,909	46,582,592
Investment in equity affiliates	13,549,920	5,254,733
Other assets	23,852,458	14,523,249

Total Assets	$1,053,956,113	$912,295,177

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Repurchase agreements	$290,073,891	$409,109,372
Collateralized debt obligations	305,319,000	—
Notes payable	79,941,000	165,771,447
Notes payable — related party	30,000,000	—
Due to related party	7,374,360	158,503
Due to borrowers	5,184,110	8,587,070
Other liabilities	5,797,868	5,665,881

Total liabilities	723,690,229	589,292,273

Minority interest	60,782,133	60,249,731
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 16,741,122 and 16,467,218 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	167,411	164,672
Additional paid-in capital	258,997,497	254,427,982
Retained earnings	10,761,064	8,813,138
Deferred compensation	(164,673)	(160,780)
Accumulated other comprehensive loss	(315,309)	(529,600)

Total stockholders’ equity	269,483,751	262,753,173

Total liabilities and stockholders’ equity	$1,053,956,113	$912,295,177

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenue:
Interest income	$23,121,158	$8,163,391
Other income	387,798	21,104

Total revenue	23,508,956	8,184,495

Expenses:
Interest expense	8,326,153	2,623,893
Employee compensation and benefits	1,154,209	613,306
Stock based compensation	92,027	114,201
Selling and administrative	845,879	244,311
Management fee — related party	1,630,318	293,118

Total expenses	12,048,586	3,888,829

Income before minority interest and income from equity affiliates	11,460,370	4,295,666
Income from equity affiliates	446,997	—

Income before minority interest	11,907,367	4,295,666
Income allocated to minority interest	2,201,726	1,191,339

Net income	$9,705,641	$3,104,327

Basic earnings per common share	$0.58	$0.38

Diluted earning per common share	$0.58	$0.38

Dividends declared per common share	$0.47	$0.38

Weighted average number of shares of common stock outstanding:
Basic	16,635,474	8,199,567

Diluted	20,468,495	11,346,291

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005
(Unaudited)

							Retained Earnings		Accumulated
			Preferred		Common	Additional	(Distributions in		Other
	Comprehensive	Preferred	Stock Par	Common	Stock Par	Paid-in	Excess of	Deferred	Comprehensive
	Income	Stock Shares	Value	Stock Shares	Value	Capital	Earnings)	Compensation	Loss	Total

Balance-January 1, 2005		3,776,069	$37,761	16,467,218	$164,672	$254,427,982	$8,813,138	$(160,780)	$(529,600)	$262,753,173
Issuance of common stock, net				43,643	436	1,188,881				1,189,317
Issuance of common stock from warrant exercise				226,261	2,263	3,390,182				3,392,445
Deferred compensation				4,000	40	95,880		(95,920)		—
Stock based compensation								92,027		92,027
Distributions–common stock							(7,757,715)			(7,757,715)
Adjustment to minority interest from increased ownership in ARLP						(105,428)				(105,428)
Net income	$9,705,641						9,705,641			9,705,641
Net unrealized gain on securities available for sale	214,291								214,291	214,291

Balance-March 31, 2005	$9,919,932	3,776,069	$37,761	16,741,122	$167,411	$258,997,497	$10,761,064	$(164,673)	$(315,309)	$269,483,751

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	For the Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net income	$9,705,641	$3,104,327
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	92,027	114,201
Minority interest	2,201,726	1,191,339
Amortization and accretion of interest	250,478	(286,169)
Non-cash incentive compensation to manager	1,021,132	—
Income from equity affiliates	(446,997)	—
Changes in operating assets and liabilities:
Others assets	(1,269,824)	(532,002)
Other liabilities	(889,145)	(536,760)
Deferred origination fees	1,282,450	278,171
Due to related party	7,215,857	811,757

Net cash provided by operating activities	19,163,345	4,144,864

Investing activities:
Loans and investments originated and purchased, net	(239,782,834)	(197,744,687)
Payoffs and paydowns of loans and investments	207,271,701	41,727,701
Due to borrowers	(3,402,960)	1,836,741
Securities available for sale	—	(57,228,551)
Prepayments on securities available for sale	3,297,231	—
Change in restricted cash	(72,873,350)	—
Contributions to equity affiliates	(9,795,188)	(225,000)
Distributions from equity affiliates	1,946,997	3,000,000

Net cash used in investing activities	(113,338,403)	(208,633,796)

Financing activities:
Proceeds from notes payable and repurchase agreements	234,348,799	234,435,891
Payoffs and paydowns of notes payable and repurchase agreements	(409,214,727)	(25,396,675)
Proceeds from issuance of collateralized debt obligation	305,319,000	—
Issuance of common stock	4,581,762	—
Distributions paid to minority interest	(1,774,752)	(1,195,755)
Distributions paid on common stock	(7,757,715)	(3,115,836)
Payment of deferred financing costs	(8,457,680)	(1,024,878)

Net cash provided by financing activities	117,044,687	203,702,747

Net increase in cash	22,869,629	(786,185)
Cash at beginning of period	6,401,701	6,115,525

Cash at end of period	$29,271,330	$5,329,340

Supplemental cash flow information:
Cash used to pay interest	$9,058,922	$2,475,805

Supplemental schedule of non-cash financing and investing activities:
Accrued offering expenses	$—	$760,833

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

Note 1 —	Description of Business and Basis of Presentation
      Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred and direct equity and, in limited cases, mortgage-backed securities, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the period presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and its wholly-owned subsidiaries. The Company is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”).
      In 2004, the Company sold 6,750,000 shares of our common stock in a public offering on April 13, 2004 for net proceeds of approximately $125.4 million. The Company used the proceeds to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised which resulted in proceeds of $12.9 million. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for a total of 629,345 operating partnership units. In the first quarter of 2005, 0.2 million common stock warrants were exercised which resulted in proceeds of $3.4 million. As of March 31, 2005 the Company had 16,741,122 shares of common stock outstanding.
      The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code of 1986, as amended with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. As the taxable REIT subsidiaries of the Company have had minimal activity since their inception, the Company has determined that no provision for income taxes is necessary at this time.
      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.

Note 2 —	Summary of Significant Accounting Policies

Use of Estimates
      The preparation of consolidated interim financial statements in conformity with U.S. Generally Accepted Accounting Principals (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
      Certain prior year amounts have been reclassified to conform to current period presentation.

Restricted Cash
      Restricted cash is $72.9 million on deposit with the trustee for the Collateralized Debt Obligation (“CDO”) — see Note 6, primarily representing the proceeds of loan repayments which will be used to purchase replacement loans as collateral for the CDO and interest payments received from loans in the CDO which are remitted to the Company quarterly in the month preceding the quarter.

Revenue Recognition
      Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2005, the Company recorded $1.2 million of interest on one of its loans and investments. This amount represents the difference between the pay rate of interest and the all-in return rate based on the contractual agreement with the borrower. Prior to the quarter ended March 31, 2005, management was unable to determine if this interest was collectable.

Derivatives and Hedging Activities
      The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). SFAS 133, as amended by SFAS 138 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity in other comprehensive income until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
      In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.
      Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.
      In connection with the CDO described in Note 6 “Notes Payable and Repurchase Agreements”, the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index. These swaps were executed on December 21, 2004 with a notional amount of $469 million and expire in January 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps do not qualify as a hedge for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and therefore changes in fair value are reflected in net income. At March 31, 2005 the estimated negative value of these swaps was approximately $100,000 which was recorded as interest expense and other liabilities.

Variable Interest Entities
      Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
      The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in the Company determining that its mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2005, the Company has identified five loans and investments which were made to entities determined to be VIE’s. The following is a summary of the identified VIE’s as of March 31, 2005.

Type	Carrying Amount	Property	Location

Loan and investment	$47,710,938	Office	New York
Loan and investment	43,833,333	Retail	Various
Loan	23,825,199	Condo	New York
Loan	7,749,538	Multifamily	Indiana
Investment	870,000	Junior subordinated notes(1)	N/a

(1)	The entity that issued the junior subordinated notes is a VIE under the provisions of FIN 46 as its equity interests are not the equity at risk.
      For the five VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. No other

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
investments were made to VIE’s. As such, the Company has continued to account for these loans and investments as a loan or joint venture, as appropriate.

Note 3 —	Loans and Investments

			March 31, 2005

	March 31,	December 31,	Loan	Wtd. Avg.
	2005	2004	Count	Pay Rate

Bridge loans	$268,641,237	$274,307,422	20	7.11%
Mezzanine loans	560,842,333	523,672,333	33	9.70%
Preferred equity investments	35,804,918	34,791,297	5	8.30%
Other	1,926,599	1,932,899	1	7.39%

	867,215,087	834,703,951	59	8.82%

Unearned revenue	(3,907,479)	(2,920,587)

Loans and investments, net	$863,307,608	$831,783,364

Concentration of Borrower Risk
      The Company is subject to concentration risk in that, as of March 31, 2005, the unpaid principal balance related to 14 loans with five unrelated borrowers represented approximately 31.6% of total assets. The Company had 59 loans and investments as of March 31, 2005. As of March 31, 2005, 48%, 12%, 7% and 7% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida, California and New Jersey, respectively.

Note 4 —	Available-For-Sale Securities
      The following is a summary of the Company’s available-for-sale securities at March 31, 2005.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $421,858	$20,592,654	$21,014,512	$(112,968)	$20,901,544
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $179,189	8,069,900	8,249,090	(68,228)	8,180,862
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $344,993	14,058,623	14,403,616	(134,113)	14,269,503

	$42,721,177	$43,667,218	$(315,309)	$43,351,909

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The following is a summary of the Company’s available-for-sale securities at December 31, 2004.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $481,073	$21,340,233	$21,821,306	$(214,320)	$21,606,986
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $208,212	8,837,206	9,045,418	(108,793)	8,936,625
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $404,499	15,840,969	16,245,468	(206,487)	16,038,981

	$46,018,408	$47,112,192	$(529,600)	$46,582,592

      As of March 31, 2005, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities.
      During the three months ended March 31, 2005, the Company received prepayments of $3.3 million on these securities and amortized $148,000 of the premium paid for these securities against interest income.
      These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6).

Note 5 —	Investment in Equity Affiliates
      As of December 31, 2004, the Company had two mezzanine loans, totaling $45 million, outstanding to 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC, who used the proceeds to acquire and renovate an office building. In addition, as of December 31, 2004, the Company had a $1.5 million equity interest in an affiliate of the borrower. The Company also has participating profits interests in several affiliates of the borrower aggregating approximately 29%. During the quarter ended March 31, 2005, the property was refinanced with new debt and the Company’s loans totaling $45 million were repaid in full. In accordance with the refinancing, the Company was repaid its $1.5 million investment, including and approximately $432,000 of a preferred return which was recorded in income from equity affiliates. In addition, the Company received a structuring fee of $0.4 million for arranging the financing which was recorded in other income. The Company participated in $45 million of new debt in the form of a mezzanine loan that matures in March 2015 with a fixed rate of 8.17%. In addition, the Company invested $2.7 million in an affiliate of the borrower which entitles the Company to a preferred return of 12.5% in this Limited Liability Corporation.
      During the first quarter, the Company invested $6.1 million in a joint venture, which as part of an investor group, used these proceeds to make a deposit on the potential purchase of a property in New York City. In

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
April 2005, this joint venture closed on the purchase of the property and the Company invested additional capital that, combined with its deposit, represented a $10 million equity investment, in exchange for a 20% ownership interest in a Limited Liability Corporation of this joint venture. It is intended that the Building, with over one million square feet, will be converted from an office building into condominium units.
      In March 2005, the Company invested $870,000 for 100% of the common shares of Arbor Realty Trust I, an entity formed to facilitate the issuance of $26.2 million of trust preferred securities. Arbor Realty Trust I pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.

Note 6 —	Notes Payable and Repurchase Agreements

Repurchase Agreements
      The Company utilizes repurchase agreements to finance certain of its loans and investments. Borrowings underlying these arrangements are secured by certain of the Company’s loans and investments.
      The following table outlines borrowings under the Company’s repurchase agreements as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, financial institution, $100 million committed line, expiration June 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 6.22% and 5.43%, respectively	$12,227,197	$19,300,000	$19,531,197	$28,430,000
Repurchase agreement, Wachovia Bank National Association, $350 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 4.79% and 4.63%, respectively	237,081,498	324,327,171	324,388,739	493,071,885
Repurchase agreement, financial institution, $100 million committed line, expiration July 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 2.85% and 2.36%, respectively	40,765,196	43,351,909	44,189,436	46,582,592
Repurchase agreement, financial institution, $21 million committed line, expiration April 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.79% as of December 31, 2004. This facility was terminated in January 2005	—	—	21,000,000	30,000,000
Repurchase agreement, financial institution, $50 million committed line, expiration November 2005, interest rate variable based on one-month LIBOR	—	—	—	—

Total repurchase agreements	$290,073,891	$386,979,080	$409,109,372	$598,084,477

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      In February 2005, the $350 million repurchase agreement was amended to reduce certain pricing spreads, increase certain advance rates and make changes to other terms of this agreement which were generally favorable to the Company. In addition, the $100 million repurchase agreement with the same financial institution that the Company entered into for the purpose of financing securities available for sale was amended in February 2005, expires in July 2005 and has an interest rate of one-month LIBOR plus 0.20%. If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.
      In January 2005, amounts outstanding under the $21 million repurchase agreement were repaid in full and this facility was terminated.

Notes Payable
      The following table outlines borrowings under the Company’s notes payable as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 4.87% on December 31, 2004. This facility was terminated on March 31, 2005	$—	$—	$137,199,447	$185,254,895
Unsecured credit facility, financial institution, $50 million committed line, expiration December 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 9.72% and 9.37%, respectively	42,000,000	n/a	15,000,000	—
Secured term credit facility, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 8.69% as of March 31, 2005	30,000,000	44,879,160	—	—
Junior loan participation, maturity March 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $25 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	4,518,500	4,518,500	4,419,500	4,419,500
Junior loan participation, maturity September 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	6,302,500	6,302,500	6,152,500	6,152,500

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	March 31, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $26.2 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.87% as of March 31, 2005	27,120,000	n/a	—	—
Senior loan participation, maturity August 2005, secured by Company’s interest in a first mortgage loan with a principal balance of $25 million, participation interest is based on 50% of the net spread of the loan, the loan is variable based on one-month LIBOR. This facility was terminated in January, 2005	—	—	3,000,000	3,000,000

Total notes payable	$109,941,000	$55,700,160	$165,771,447	$198,826,895

      On January 31, 2005 the Company entered into a $50 million secured term credit facility with a shareholder who beneficially owned approximately 7.1% of our outstanding common stock as of March 31, 2005. At March 31, 2005, the outstanding balance under this facility was $30 million and is reflected in Notes payable — related party on the accompanying balance sheet.
      The $250 million structured transaction facility was terminated in March 2005 and amounts outstanding were repaid in full.

Collateralized Debt Obligation
      On January 19, 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO’s”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (the Issuer”). The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for the CDO’s. The Issuer issued investment grade rated CDO’s with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.0 million of issuance costs which will be amortized on a level yield basis over the average life of the CDO. For accounting purposes, the Issuer is consolidated in the Company’s financial statements. The four investment grade tranches are treated as a secured financing, and are non-recourse to the Company.
      Proceeds from the sale of the five investment grade tranches issued were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets.
      Each of the credit facilities contain various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company is in compliance with all financial covenants and restrictions for the period presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Note 7 —	Minority Interest
      On July 1, 2003, Arbor Commercial Mortgage, LLC (“ACM”) contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and entitled ACM to a 28% interest in the Company. On April 13, 2004, the Company issued 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. On May 6, 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. In addition, in 2004, the Company issued 1.0 million shares of common stock and 0.6 million operating partnership units from the exercise of warrants under the Warrant Agreement. These transactions resulted in ACM’s interest in ARLP being reduced to 19%.
      For the three months ended March 31, 2005, the Company issued 0.2 million shares of common stock upon the exercise of warrants. As a result, minority interest was adjusted by $0.1 million to properly reflect ACM’s 18% limited partnership interest in ARLP at March 31, 2005.

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
      On July 1, 2003 the Company completed a private placement for the sale of 1,610,000 units (including an over-allotment option), each consisting of five shares of the Company’s common stock and one warrant to purchase one share of common stock, at $75.00 per unit, for proceeds of approximately $110.1 million, net of expenses. 8,050,000 shares of common stock were sold in the offering. In addition, the Company issued 149,500 shares of restricted common stock under the stock incentive plan.
      On April 13, 2004, the Company issued 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. On May 6, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. On November 2, 2004, ACM elected to be paid its third quarter incentive management fee in shares of common stock totaling 22,498. In 2004, the Company issued 973,354 shares of common stock from the exercise of warrants under the Warrant Agreement and received net proceeds of $12.9 million. In addition, 2,401 shares of unvested restricted common stock were forfeited in 2004. After giving effect to these transactions, the Company had 16,467,218 shares of common stock issued and outstanding.
      On February 2, 2005, the Company issued 4,000 shares of restricted common stock under the stock incentive plan to its independent directors. One third of the restricted stock granted to each of these directors

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
were vested as of the date of grant, another one third will vest on January 31, 2006 and the remaining third will vest on January 31, 2007. On February 10, 2005, ACM elected to be paid its fourth quarter 2004 incentive management fee in shares of common stock totaling 43,643. During the quarter ended March 31, 2005, the Company issued 226,261 shares of common stock from the exercise of warrants under the Warrant Agreement and received net proceeds of $3.4 million. After giving effect to these transactions, the Company had 16,741,122 shares issued and outstanding.

Warrants
      In connection with the private placement of units by the Company on July 1, 2003, the Company issued warrants to acquire 1,610,000 shares of common stock, as adjusted for dilution, at $15.00 per share. Concurrently, ACM was issued warrants to purchase 629,345 operating partnership units. In July 2004, these warrants became eligible for exercise through a cash payment or by surrendering additional warrants or shares of common stock in a “cashless” transaction. For the quarter ended March 31, 2005, 226,413 common stock warrants were exercised for a total amount of $3.4 million and 226,261 common shares were issued. As of March 31, 2005, there were 61,612 common stock warrants outstanding.

Note 10 —	Earnings Per Share
      Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income adjusted for minority interest by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are ARLP’s operating partnership units, warrants to purchase additional shares of common stock and warrants to purchase additional operating partnership units. The dilutive effect of the warrants is calculated using the treasury stock method.
      Additionally, ACM, earned an incentive management fee for the quarter ended March 31, 2005 totaling $1.0 million. Based on the terms of the management agreement, ACM intends to elect to be paid its incentive management fee in common shares totaling 40,697. These shares are anti-dilutive and have been excluded from the calculation of diluted EPS.
      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2005 and 2004.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2005		March 31, 2004

	Basic	Diluted	Basic	Diluted

Net income	$9,705,641	$9,705,641	$3,104,327	$3,104,327
Add: Income allocated to minority interest		2,201,726		1,191,339

Earnings per EPS calculation	$9,705,641	$11,907,367	$3,104,327	$4,295,666

Weighted average number of common shares outstanding	16,635,474	16,635,474	8,199,567	8,199,567
Weighted average number of operating partnership units		3,776,069		3,146,724
Dilutive effect of warrants		56,952

Total weighted average common shares outstanding	16,635,474	20,468,495	8,199,567	11,346,291

Earnings per common share	$0.58	$0.58	$0.38	$0.38

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Note 11 —	Related Party Transactions
      As of March 31, 2005, the Company had a $7.75 million first mortgage loan receivable which bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two directors of the Company are members of the board of trustees of the borrower under each of these loans and the private academic institution. Interest income recorded from these loans in the quarter ended March 31, 2005 was approximately $0.1 million.
      As of March 31, 2005, approximately $0.6 million of interest payments from borrowers due from ACM was included in other assets. These payments were received in April 2005. In addition, as of March 31, 2005, $7.4 million of escrows received at loan closings were due to ACM and included in due to related party. These payments were remitted in April 2005.
      During the quarter ended March 31, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. The Company was credited $0.4 million of this fee which represents our proportionate effort in facilitating the financing. The fee was included in other income for the quarter ended March 31, 2005.

Note 12 —	Distributions
      On April 18, 2005, the Company declared distributions of $0.55 per share of common stock, payable with respect to the three months ended March 31, 2005 to stockholders of record at the close of business on April 30, 2005. The Company intends to pay these distributions on May 15, 2005. In addition, for the three months ended March 31, 2005, the Company declared and paid distributions of $0.47 per share of common stock with respect to the three months ended December 31, 2004 to stockholders of record at the close of business on January 31, 2005.
      Subsequent to March 31, 2005 and through May 13, 2005, 2,600 common stock warrants were exercised for 2,600 shares of common stock.

Note 13 —	Management Agreement
      The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM a base management fee and incentive compensation fee. For the quarter ended March 31, 2005, ACM earned an incentive compensation installment totaling $1.0 million, which was included in other liabilities. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds 9.5% return on invested funds, as described in the management agreement. ACM intends to receive the entire incentive compensation fee for the quarter in common stock. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. As of March 31, 2005, approximately $0.6 million of base management fees due to ACM for the three months ended March 31, 2005 were included in other liabilities and paid in April 2005.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Note 15 —	Subsequent Event
      In April 2005, the Company, through a newly-formed wholly-owned subsidiaries of its operating partnership, issued $51.5 million of unsecured junior subordinated notes in two separate private placements. These securities which have a weighted average maturity of 29.5 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes included herin.
Overview
      We are a Maryland corporation that was formed in June 2003 to invest in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We also invest in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.
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
      We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income which is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. Our taxable REIT subsidiaries have had minimal activity since their inception and we have determined that no provision for income taxes is necessary at this time.
Changes in Financial Condition
      During the quarter ended March 31, 2005, we originated thirteen loans and investments totaling $252.8 million, of which $240.6 million was funded as of March 31, 2005. Of the new loans and investments, six were mezzanine loans totaling $128.6 million, two were bridge loans totaling $59.7 million, two were junior participating interests totaling $50.0 million, one was a preferred equity investment of $5.8 million, and two were a direct equity investment totaling $8.8 million. We have received repayment in full of thirteen loans totaling $211.1 million, partial repayment on three loans totaling $2.3 million and a return of a $1.5 million capital balance on one of our equity investments.
      Our loan portfolio balance at March 31, 2005 was $875.0 million, with a weighted average current interest pay rate of 8.82% as compared to $842.5 million, with a weighted average current interest pay rate of 8.87% at December 31, 2004. At March 31, 2005, advances on financing facilities totaled $623.0 million, with a weighted average funding cost of 5.34% as compared to $530.7 million, with a weighted average funding cost of 5.05% at December 31, 2004. Additionally, our investment in equity affiliates portfolio at March 31, 2005 was $12.7 million as compared to $5.3 million at December 31, 2004.

      On January 19, 2005, we issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO’s”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (the Issuer”). The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for the CDO’s. The Issuer issued investment grade rated CDO’s with a principal amount of approximately $305 million and a wholly-owned subsidiary of us purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. We incurred approximately $7.0 million of issuance costs which will be amortized on a level yield basis over the average life of the CDO. For accounting purposes, the Issuer is consolidated in our financial statements. The four investment grade tranches are treated as a secured financing, and are non-recourse to us.
      Proceeds from the sale of the five investment grade tranches issued were used to repay outstanding debt under our repurchase agreements and notes payable. The assets pledged as collateral were contributed from our existing portfolio of assets.
      On February 2, 2005, we issued 4,000 shares of restricted common stock under the stock incentive plan to our independent directors. On February 10, 2005, ACM elected to be paid its fourth quarter 2004 incentive management fee in shares of common stock totaling 43,643. During the quarter ended March 31, 2005, we issued 226,261 shares of common stock from the exercise of warrants and received net proceeds of $3.4 million. After giving effect to these transactions, we had 16,741,122 shares issued and outstanding.
      On March 15, 2005, we, through a newly-formed wholly-owned subsidiary of its operating partnership, issued $27.1 million of junior subordinated notes in a private placement. These securities are unsecured, have a maturity of 29 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At March 31, 2005, the outstanding balance of these notes was $26.2 million with a current note rate of 6.87%.
Sources of Operating Revenues
      We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the quarter ended March 31, 2005, interest income earned on these loans and investments represented approximately 97% of our total revenues.
      Interest income may also be derived from profits of equity participation interests. No income was derived from this source for the quarter ended March 31, 2005.
      We also derive interest income from our investments in mortgage related securities. For the quarter ended March 31, 2005, interest on these investments represented approximately 1% of our total revenues.
      Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the quarter ended March 31, 2005, revenue from other income represented Approximately 2% of our total revenues.
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
      We also derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. Such investments are recorded under the equity method. We record our share of net income from the underlying properties in which we invest through these joint ventures. For the quarter ended March 31, 2005, income from equity affiliates totaled approximately $447,000.

Critical Accounting Policies
      Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2005, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
      Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2005, we recorded $1.2 million of interest on one of its loans and investments. This amount represents the difference between the pay rate of interest and the all-in return rate based on the contractual agreement with the borrower. Prior to the quarter ended March 31, 2005, management was unable to determine if this interest was collectible.
Derivatives and Hedging Activities
      In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
      In connection with the CDO, we entered into two interest rate swap agreements to hedge our exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These swaps do not qualify as a hedge for accounting purposes in accordance with SFAS No. 133 and therefore changes in fair value are reflected in net income.
      Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures Aabout Market Risk.”

Results of Operations
      The following table sets forth our results of operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,		Increase/(Decrease)

	2005	2004	Amount	Percent

Revenue:
Interest income	$23,121,158	$8,163,391	$14,957,767	183%
Other income	387,798	21,104	366,694	1,738%

Total revenue	23,508,956	8,184,495	15,324,461	187%

Expenses:
Interest expense	8,326,153	2,623,893	5,702,260	217%
Employee compensation and benefits	1,154,209	613,306	540,903	88%
Stock based compensation	92,027	114,201	(22,174)	(19)%
Selling and administrative	845,879	244,311	601,568	246%
Management fee — related party	1,630,318	293,118	1,337,200	456%

Total expenses	12,048,586	3,888,829	8,159,757	210%

Income before minority interest and income from equity affiliates	11,460,370	4,295,666	7,164,704	167%
Income from equity affiliates	446,997	—	446,997	100%

Income before minority interest	11,907,367	4,295,666	7,611,701	177%
Income allocated to minority interest	2,201,726	1,191,339	1,010,386	85%

Net income	$9,705,641	$3,104,327	$6,601,314	213%

      The following discussion compares our results of operations for the three months ended March 31, 2005 to the comparable period in 2004:

Revenue
      Interest income increased $15.0 million, or 183%, to $23.1 million for the three months ended March 31, 2005 from $8.2 million for the three months ended March 31, 2004. This increase was primarily due to a 103% increase in the average balance of loans and investments from $406.3 million to $825.6 million due to increased loans and investments originations, as well as a 39% increase in the average yield on the assets from 7.95% to 11.07% as a result of increased market interest rates. Interest income from available for sale securities was $.3 million for the three months ended March 31, 2005, with an average available for sale securities balance of $44.7 million and an average yield of 2.36%. We purchased our available for sale securities on March 31,2004, therefore no interest income was recorded from available for sale securities for the three months ended March 31, 2004.
      Other income increased $367,000, or 1,738% to $388,000 for the three months ended March 31, 2005 from $21,000 for the three months ended March 31, 2004. This was primarily due to a $360,000 structuring fee received for services rendered in arranging a loan facility for a borrower in the three months ended March 31, 2005.

Expenses
      Interest expense increased $5.7 million, or 217%, to $8.3 million for the three months ended March 31, 2005 from $2.6 million for the three months ended March 31, 2004. This increase was primarily due to a 133% increase in the average debt financing on our loans and investment portfolio from $249.6 million to $580.8 million due to increased loan and portfolio originations and increased financing facilities, as well as a

33% increase in the average cost of these borrowings from 4.16% to 5.53% as a result of an increase in market interest rates. In addition, interest expense on debt financing of our available for sale securities portfolio was $.3 million for the three months ended March 31, 2005, with an average debt financing on our available for sale securities portfolio of $42.8 million and an average yield of 2.74%. There was no interest expense recorded from available for sale securities for the three months ended March 31, 2004.
      Employee compensation and benefits expense increased $541,000 or 88% to $1.2 million for the three months ended March 31, 2005 from $613,000 for the three months ended March 31, 2004. This increase was primarily due to the expansion of staffing needs associated with strengthening our organization as a publicly traded company. These expenses represent salaries, benefits, and incentive compensation for those employed by us during the periods.
      Stock-based compensation expense decreased by $22,000, or 19%, to $92,000 for the three months ended March 31, 2005 from $114,000 for the three months ended March 31, 2004. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. The decrease was due to a decrease in the ratable portion of the unvested restricted stock granted in 2003 recorded as expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, partially offset by the initial vesting of shares granted in 2005 recorded as expense for the three months ended March 31, 2005.
      Selling and administrative expense increased by $602,000, or 246%, to $846,000 for the three months ended March 31, 2005 from $244,000 for the three months ended March 31, 2004. This increase is directly attributable to professional fees, including legal and accounting services, insurance expense and director’s fees associated with operating a public company since our initial public offering in April 2004.
      Management fees increased $1.3 million, or 456%, to $1.6 million for the three months ended March 31, 2005 from $293,000 for the three months ended March 31, 2004. These amounts represent base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $316,000 mainly due to increased stockholder’s equity directly attributable to increase in equity as a result of our initial public offering in April 2004. Additionally, for the period ending March 31, 2005, our manager earned an incentive management fee of $1.0 million. There was no incentive management fee earned for the three months ending March 31, 2004.

Income From Equity Affiliates
      Income from equity affiliates was $447,000 for the three months ended March 31, 2005. This amount is primarily due to excess proceeds received from the refinance of a property of one of our investments in equity affiliates. For the three months ended March 31, 2004, no income from equity affiliates was recorded.

Income allocated to Minority Interest
      Income allocated to minority interest increased by $1.0 million, or 85%, to $2.2 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004. These amounts represent the portion of our income allocated to our manager. This increase was due to a 177% increase in income before minority interest, partially offset by a decrease in our manager’s limited partnership interest in us, which was primarily attributable to our initial public offering in April 2004. Our manager owned an 18.4% and 27.7% limited partnership interest in our operating partnership and was allocated 18.4% and 27.7% for the three months ended March 31, 2005 and 2004, respectively.
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
      In 2004, we sold 6,750,000 shares of our common stock in a public offering on April 13, 2004 for net proceeds of approximately $125.4 million. We used the proceeds to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised which resulted in proceeds of $12.9 million. Also, Arbor Realty Limited Partnership (“ARLP”), the operating partnership of Arbor Realty Trust received proceeds of $9.4 million from the exercise of ACM’s warrants for a total of 629,345 operating partnership units. In the first quarter of 2005, 0.2 million common stock warrants were exercised which resulted in proceeds of $3.4 million.
      We also maintain liquidity through three master repurchase agreements, one unsecured revolving credit agreement and one secured term credit facility with five different financial institutions. In addition, we have issued one collateralized debt obligation and three separate junior subordinated notes.
      We have a $100.0 million master repurchase agreement with a financial institution, as amended in December 2004, that has a term expiring in June 2005 and bears interest at one-month LIBOR plus pricing of 2.00% to 2.75%, varying on type of asset financed. At March 31, 2005, the outstanding balance under this facility was $12.2 million with a current weighted average note rate of 6.22%.
      We have a $350.0 million master repurchase agreement with Wachovia Bank National Association, dated as of December 23, 2003, as amended, with a term of three years and bears interest at one-month LIBOR plus pricing of 0.94% to 3.65%, varying on type of asset financed. In February 2005, this repurchase agreement was amended to reduce certain pricing spreads, increase certain advance rates and make changes to other terms of this agreement which were generally favorable to us. At March 31, 2005, the outstanding balance under this facility was $237.1 million with a current weighted average note rate of 4.79%. In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. This agreement was amended in February 2005, expires in July 2005 and has an interest rate of one-month LIBOR plus 0.20%. At March 31, 2005, the outstanding balance under this facility was $40.8 million with a current note rate of 2.85%.
      We have a $50.0 million master repurchase agreement with a third financial institution, dated as of July 1, 2003, which matures in November 2005 and bears interest at one-month LIBOR plus pricing of 2.00% to 2.75%, varying on type of asset financed. This facility has not yet been utilized.
      We have a $50.0 million unsecured revolving credit agreement with a fourth financial institution, dated December 7, 2004, with a term of one year with two one-year extension options and an interest rate of one-month LIBOR plus 7.00%. This revolving credit facility is primarily used to manage the timing difference between when new loans and investments are closed and when they are financed within one of the warehouse credit or master repurchase agreements. At March 31, 2005, the outstanding balance under this facility was $42.0 million with a current note rate of 9.72%.
      We have a $50 million term credit facility, dated January 31, 2005, with a fifth financial institution, who beneficially owned approximately 7.1% of our outstanding common stock as of December 31, 2004. This agreement has a term of one year with two six-month renewal options and bears interest at one-month LIBOR plus 6.00%. At March 31, 2005, the outstanding balance under this facility was $30.0 million with a current note rate of 8.69%.
      We have a non-recourse collateralized debt obligation (“CDO”) transaction, which closed on January 19, 2005, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. These notes are unsecured and pay interest quarterly at a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the CDO were used to repay outstanding debt under our current facilities totaling $267 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. At March 31, 2005, the outstanding balance under this facility was $305.3 million with a weighted average current note rate of 3.45%. Proceeds from the repayment of assets which serve as collateral for our CDO may be retained in the CDO structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns.
      On March 15, 2005, we, through a newly-formed wholly-owned subsidiary of its operating partnership, issued $27.1 of junior subordinated notes in a private placement. These securities are unsecured, have a maturity of 29 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At March 31, 2005, the outstanding balance under this facility was $26.2 million with a current note rate of 6.87%.
      In April 2005, we, through newly-formed wholly-owned subsidiaries of its operating partnership, issued $51.5 million of junior subordinated notes in two separate private placements. These securities are unsecured, have a weighted average maturity of 29.5 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
      The unsecured revolving credit agreement, the secured term credit facility and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR. The amount of our pricing over LIBOR varies depending upon the structure of the loan or investment financed pursuant to the warehouse credit agreement or the master repurchase agreement.
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
      As of March 31, 2005, these facilities had an aggregate capacity of $1.0 billion and borrowings were approximately $0.7 billion.
      The unsecured revolving credit agreement, the secured term credit facility and the master repurchase agreements each contain various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, these credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in these credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of March 31, 2005 we are in compliance with all covenants and restrictions under these credit facilities.
      In addition, we have entered into two junior loan participations with a total outstanding balance at March 31, 2005 of $10.8 million. These participation borrowings have maturity dates equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.

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
Related Party Transactions

Related Party Loans
      As of March 31, 2005, we had a $7.75 million first mortgage loan which bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower under each of these loans and the private academic institution. Interest income recorded from these loans in the quarter ended March 31, 2005 was approximately $0.1 million.
      As of March 31, 2005, approximately $0.6 million of interest payments from borrowers due from ACM was included in other assets. These payments were remitted in April 2005. In addition, as of March 31, 2005, $7.4 million of escrows received at loan closings were due to ACM and included in due to related party. These payments were remitted in April 2005.
      During the quarter ended March 31, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. A portion of the loan facility was provided by us. We were credited $0.4 million of this brokerage fee which is included in other income for the quarter ended March 31, 2005.

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
      Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. Based on the loans and liabilities as of March 31, 2005, and assuming the balances of these loans and liabilities remain unchanged for the subsequent months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.2 million because the principal amount of loans that would be subject to an interest rate adjustment under this scenario is greater than the amount of liabilities that would subject to an interest rate adjustment. A 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.3 million because the principal amount of loans exceeds the amount of liabilities partially offset by the fact that the principal amount of loans currently subject to interest rate floors (and, therefore, would not be subject to a downward interest rate adjustment) exceeds the amount of liabilities currently subject to interest rate floors. As the size of the portfolio increases, a decline in interest rates may have a negative impact on our net income.
      In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
      We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction our net interest income and cash flows related to these securities. Based on the securities and borrowings as of March 31, 2005, and assuming the balances of these securities and borrowings remain unchanged for the subsequent months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $408,000. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $408,000.
      In connection with the CDO described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates.

These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index.
      These swaps were executed on December 21, 2004 with a notional amount of $469 million and expire in January 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $26,000. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $29,000 at March 31, 2005.
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

      Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
      Not applicable.

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
      During the period covered by this report, the Company issued a total of 226,261 shares of its common stock upon the exercise of 226,413 warrants that were originally issued pursuant to the terms of the Warrant Agreement on July 1, 2003. Pursuant to the Warrant Agreement, each of the warrants are exercisable from July 13, 2004 to July 1, 2005 for one share of common stock at an exercise price of $15 in cash or a number of shares of common stock or warrants deemed to have a fair market value equivalent to the cash exercise price. The Company issued each of the warrants as a component of the Company’s units, each consisting of five shares of common stock and a warrant, in a private placement of the units on July 1, 2003.
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
      The Company received a total of $3,393,915 in proceeds as a result of the exercise of the 226,413 warrants. Of the total number of shares of common stock issued upon the exercise of such warrants, 226,163 shares were issued in consideration of the payment of the cash exercise price and 98 shares were issued in consideration of the holder of the related warrant surrendering shares of common stock or additional warrants in lieu of the cash exercise price.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
      Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.

Item 5.	OTHER INFORMATION
      Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description

2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*

Exhibit
Number	Description

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*

3.1	Articles of Incorporation of the Registrant*

3.2	Articles Supplementary of the Registrant*

3.3	Bylaws of the Registrant*

4.1	Form of Certificate for Common Stock*

4.2	Form of Global Units Certificate*

4.3	Form of Warrant Certificate (included as Exhibit A to Exhibit 4.4)*

4.4	Warrant Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and American Stock Transfer & Trust Company*

4.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*

10.9	Form of Restricted Stock Agreement*

10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*

10.11	Form of Indemnification Agreement*

10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*

10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**

10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*

10.15	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.16	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

10.17	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein.†

Exhibit
Number	Description

10.18	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.19	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

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
Date: May 13, 2005