Form 10-Q
period 2005-06-30
ARBOR REALTY TRUST INC
filed 2005-08-09
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)
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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 17,041,823 outstanding as of August 8, 2005.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS:
Cash	$103,107,951	$6,401,701
Restricted cash	73,836,140	—
Loans and investments, net	939,126,806	831,783,364
Related party loans, net	7,749,538	7,749,538
Available-for-sale securities, at fair value	37,983,075	46,582,592
Investment in equity affiliates	17,908,670	5,254,733
Other assets	26,160,427	14,523,249

Total Assets	$1,205,872,607	$912,295,177

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Repurchase agreements	$300,770,741	$409,109,372
Collateralized debt obligations	303,319,000	—
Notes payable	194,911,045	165,771,447
Notes payable — related party	30,000,000	—
Due to related party	6,954,152	1,484,485
Due to borrowers	2,578,819	8,587,070
Other liabilities	20,162,326	4,339,899

Total liabilities	858,696,083	589,292,273

Minority interest	63,467,340	60,249,731
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 16,879,241 and 16,467,218 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	168,792	164,672
Additional paid-in capital	262,272,544	254,427,982
Retained earnings	24,418,388	8,813,138
Deferred compensation	(883,265)	(160,780)
Accumulated other comprehensive loss	(2,305,036)	(529,600)

Total stockholders’ equity	283,709,184	262,753,173

Total liabilities and stockholders’ equity	$1,205,872,607	$912,295,177

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
Revenue:
Interest income	$39,295,309	$11,939,350	$62,416,467	$20,102,741
Other income	46	5,427	387,844	26,531

Total revenue	39,295,355	11,944,777	62,804,311	20,129,272

Expenses:
Interest expense	9,690,559	3,310,544	18,016,712	5,934,437
Employee compensation and benefits	956,687	617,137	2,110,896	1,230,443
Stock based compensation	372,828	92,806	464,855	207,007
Selling and administrative	927,895	366,843	1,773,774	611,154
Management fee — related party	7,360,947	540,939	8,991,265	834,057

Total expenses	19,308,916	4,928,269	31,357,502	8,817,098

Income before minority interest and income from equity affiliates	19,986,439	7,016,508	31,446,809	11,312,174
Income from equity affiliates	8,006,443	—	8,453,440	—

Income before minority interest	27,992,882	7,016,508	39,900,249	11,312,174
Income allocated to minority interest	5,126,510	1,236,560	7,328,236	2,427,899

Net income	$22,866,372	$5,779,948	$32,572,013	$8,884,275

Basic earnings per common share	$1.36	$0.39	$1.95	$0.77

Diluted earnings per common share	$1.36	$0.38	$1.94	$0.76

Dividends declared per common share	$0.55	$0.35	$1.02	$0.73

Weighted average number of shares of common stock outstanding:
Basic	16,794,922	14,764,377	16,715,639	11,497,612

Diluted	20,587,501	18,432,278	20,528,073	14,904,925

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(Unaudited)

			Preferred		Common				Accumulated
		Preferred	Stock	Common	Stock	Additional			Other
	Comprehensive	Stock	Par	Stock	Par	Paid-In	Retained	Deferred	Comprehensive
	Income	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Loss	Total

Balance-January 1, 2005		3,776,069	$37,761	16,467,218	$164,672	$254,427,982	$8,813,138	$(160,780)	$(529,600)	$262,753,173
Issuance of common stock, net				84,340	843	2,209,606				2,210,449
Issuance of common stock from warrant exercise				282,683	2,827	4,189,028				4,191,855
Deferred compensation				45,000	450	1,186,890		(1,187,340)		—
Stock based compensation								464,855		464,855
Distributions–common stock							(16,966,763)			(16,966,763)
Adjustment to minority interest from increased ownership in ARLP						259,038				259,038
Net income	$32,572,013						32,572,013			32,572,013
Net unrealized loss on securities available for sale	(326,884)								(326,884)	(326,884)
Unrealized loss on derivative financial instruments	(1,448,552)								(1,448,552)	(1,448,552)

Balance-June 30, 2005	$30,796,577	3,776,069	$37,761	16,879,241	$168,792	$262,272,544	$24,418,388	$(883,265)	$(2,305,036)	$283,709,184

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004

	For the Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
Operating activities:
Net income	$32,572,013	$8,884,275
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	464,855	207,007
Minority interest	7,328,236	2,427,899
Amortization and accretion of interest	612,962	(453,172)
Non-cash incentive compensation to manager	7,756,721	—
Changes in operating assets and liabilities:
Others assets	(829,644)	(2,051,784)
Other liabilities	6,617,152	(630,634)
Deferred origination fees	873,068	759,773
Due to related party	5,469,667	95,018

Net cash provided by operating activities	60,865,030	9,238,382

Investing activities:
Loans and investments originated and purchased, net	(401,556,063)	(407,344,058)
Payoffs and paydowns of loans and investments	293,582,529	63,935,648
Due to borrowers	(6,008,251)	10,854,331
Securities available for sale	—	(57,228,552)
Prepayments on securities available for sale	7,963,187	1,658,303
Change in restricted cash	(73,836,140)	—
Contributions to equity affiliates	(16,253,938)	(7,521,875)
Distributions from equity affiliates	3,600,000	3,000,000

Net cash used in investing activities	(192,508,676)	(392,646,203)

Financing activities:
Proceeds from notes payable and repurchase agreements	454,100,931	345,270,649
Payoffs and paydowns of notes payable and repurchase agreements	(503,299,964)	(92,085,427)
Proceeds from issuance of collateralized debt obligation	305,319,000	—
Payoffs and paydowns of collateralized debt obligation	(2,000,000)	—
Issuance of common stock	6,402,304	145,484,000
Distributions paid to minority interest	(3,851,590)	(1,195,756)
Offering expenses paid	—	(9,722,076)
Distributions paid on common stock	(16,966,763)	(3,115,836)
Payment of deferred financing costs	(11,354,022)	(1,176,613)

Net cash provided by financing activities	228,349,896	383,458,941

Net increase in cash	96,706,250	51,120
Cash at beginning of period	6,401,701	6,115,525

Cash at end of period	$103,107,951	$6,166,645

Supplemental cash flow information:
Cash used to pay interest	$16,308,956	$5,679,753

Supplemental schedule of non-cash financing and investing activities:
Common stock dividends declared but not paid	$—	$5,415,002

Distribution declared on operating partnership units	$—	$1,101,353

Accrued offering expenses	$—	$1,573,783

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
      The Company sold 6,750,000 shares of its common stock in an initial public offering on April 13, 2004 for net proceeds of approximately $125.4 million. The Company used the proceeds to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised, which resulted in proceeds of $12.9 million. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for a total of 629,345 operating partnership units. In the first six months of 2005, 0.3 million common stock warrants were exercised, which resulted in proceeds of $4.2 million. As of June 30, 2005 the Company had 16,879,241 shares of common stock outstanding.
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
      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash
      Restricted cash of $73.8 million is on deposit with the trustee for the Collateralized Debt Obligation (“CDO”) see Note 6, primarily representing the proceeds of loan repayments which will be used to purchase replacement loans as collateral for the CDO and interest payments received from loans in the CDO which are remitted to the Company quarterly in the month following the quarter.

Revenue Recognition
      Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2005 and June 30, 2005, the Company recorded $1.2 million and $17.2 million, respectively, of interest on such loans and investments. These amounts represent interest collected in accordance with the contractual agreement with the borrower.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with the CDO described in Note 6 “Notes Payable and Repurchase Agreements”, the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index. These swaps were executed on December 21, 2004 with a notional amount of $469 million and expire in January 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps do not qualify as a hedge for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and therefore changes in fair value are reflected in net income. At June 30, 2005 the estimated negative value of these swaps was approximately $73,000 and was recorded as interest expense and other liabilities.
      The Company issued variable rate junior subordinate notes as described in Note 6 “Notes Payable and Repurchase Agreements” and has entered into two interest rate swap agreements to hedge its exposure to the risk of increases in the three-month LIBOR interest rate. These swaps were executed on June 16, 2005 and June 22, 2005 each with notional amounts of $25 million, expiring in April 2010 and March 2010, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps are cash flow hedges that qualify for the shortcut method in determining 100% efficiency in accordance with SFAS 133, as amended by SFAS 138, and as such are marked to market through other comprehensive income. At June 30, 2005 the estimated negative value of these swaps, included in other comprehensive income and other liabilities on the balance sheet, was approximately $0.2 million and represents the amount that would be paid if the agreements were terminated, based on current market rates on that date. The Company expects to reclassify this entire amount to earnings over the next twelve months assuming interest rates at June 30, 2005 are held constant.
      The Company has entered into three interest rate swap agreements to hedge its exposure on forecasted outstanding LIBOR based debt. The swaps were executed on May 2, 2005, May 27, 2005 and June 24, 2005 with notional amounts of $9.9 million, $37.6 million and $23.5 million, respectively, and expire in April 2015, March 2015, and August 2010, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps are highly effective and qualify as cash flow hedges for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and marked to market through other comprehensive income. Unrealized net gains or losses relating to hedge infectiveness was immaterial to the results of operation for the three and six month periods ending June 30, 2005. At June 30, 2005 the estimated negative value of these swaps, included in other comprehensive income and other liabilities on the balance sheet, was

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $1.3 million and represents the amount that would be paid if the agreements were terminated, based on current market rates on that date. The Company expects to reclassify approximately $0.7 million of this amount to earnings over the next twelve months assuming interest rates at June 30, 2005 are held constant.

Variable Interest Entities
      Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
      The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in the Company determining that its mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of June 30, 2005, the Company has identified eight loans and investments which were made to entities determined to be VIE’s. The following is a summary of the identified VIE’s as of June 30, 2005.

Type	Carrying Amount	Property	Location

Loan and investment	$47,710,938	Office	New York
Loan	41,033,333	Retail	Various
Loan	24,432,650	Condo	New York
Loan	7,749,538	Multifamily	Indiana
Investment	820,000	Junior subordinated notes(1)	N/a
Investment	780,000	Junior subordinated notes(1)	N/a
Investment	774,000	Junior subordinated notes(1)	N/a
Investment	774,000	Junior subordinated notes(1)	N/a

(1)	These entities that issued the junior subordinated notes are VIE’s, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.
      For the eight VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. No other investments were made to VIE’s. As such, the Company has continued to account for these loans and investments as a loan or joint venture, as appropriate.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Loans and Investments

			June 30, 2005

	June 30,	December 31,	Loan	Wtd. Avg.
	2005	2004	Count	Pay Rate

Bridge loans	$311,436,311	$274,307,422	19	7.18%
Mezzanine loans	608,699,694	523,672,333	34	9.66%
Preferred equity investments	7,692,334	34,791,297	3	8.54%
Other	14,912,148	1,932,899	4	6.67%

	942,677,487	834,703,951	60	8.79%

Unearned revenue	(3,550,681)	(2,920,587)

Loans and investments, net	$939,126,806	$831,783,364

Concentration of Borrower Risk
      The Company is subject to concentration risk in that, as of June 30, 2005, the unpaid principal balance related to 15 loans with five unrelated borrowers represented approximately 22.9% of total assets. The Company had 61 loans and investments, including one related party loan, as of June 30, 2005. As of June 30, 2005, 56%, 11%, 8% and 4% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida, California and New Jersey, respectively.

Note 4 —	Available-For-Sale Securities
      The following is a summary of the Company’s available-for-sale securities at June 30, 2005.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $360,020)	$19,354,077	$19,714,098	$(396,308)	$19,317,790
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $143,460)	6,657,486	6,800,945	(164,264)	6,636,681
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $280,857)	12,043,659	12,324,516	(295,912)	12,028,604

	$38,055,222	$38,839,559	$(856,484)	$37,983,075

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the Company’s available-for-sale securities at December 31, 2004.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $481,073)	$21,340,233	$21,821,306	$(214,320)	$21,606,986
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $208,212)	8,837,206	9,045,418	(108,793)	8,936,625
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $404,499)	15,840,969	16,245,468	(206,487)	16,038,981

	$46,018,408	$47,112,192	$(529,600)	$46,582,592

      As of June 30, 2005, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities.
      During the three and six months ended June 30, 2005, the Company received prepayments of $4.7 million and $8.0 million on these securities and amortized $162,000 and $309,000, respectively, of the premium paid for these securities against interest income.
      These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6).

Note 5 —	Investment in Equity Affiliates
      As of December 31, 2004, the Company had two mezzanine loans outstanding, totaling $45 million, to 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC, who used the proceeds to acquire and renovate an office building. In addition, as of December 31, 2004, the Company had a $1.5 million equity interest in an affiliate of the borrower. The Company also has participating profits interests in several affiliates of the borrower aggregating approximately 29%. During the quarter ended March 31, 2005, the property was refinanced with new debt and the Company’s loans totaling $45 million were repaid in full. In accordance with the refinancing, the Company was repaid its $1.5 million investment, including approximately $432,000 of a preferred return which was recorded in income from equity affiliates. In addition, the Company received a structuring fee of $0.4 million for arranging the financing which was recorded in other income. The Company participated in $45 million of new debt in the form of a mezzanine loan that matures in March 2015 with a fixed rate of 8.17%. In addition, the Company invested $2.7 million in an affiliate of the borrower which entitles the Company to a preferred return of 12.5% in this Limited Liability Corporation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the first quarter, the Company invested $6.1 million in a joint venture, which as part of an investor group, used these proceeds to make a deposit on the potential purchase of a property in New York City. In April 2005, this joint venture closed on the purchase of the property and the Company invested additional capital that, combined with its deposit, represented a $10 million equity investment, in exchange for a 20% ownership interest in a Limited Liability Corporation of this joint venture. It is intended that the Property, with over one million square feet, will be converted from an office property into condominium units. In addition the Company provided loans to three partners in the investor group totaling $13 million. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In July 2005, the Company purchased two mezzanine loans totaling $77 million from the primary lender. These loans are secured by the property and mature in April 2008.
      In March 2005, the Company invested $820,000 for 100% of the common shares of Arbor Capital Trust I, an entity formed to facilitate the issuance of $27.1 million of junior subordinate notes. Arbor Capital Trust I pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.
      During the second quarter 2005, the Company invested $2.3 million for 100% of the common shares of three affiliate entities of the Company which were formed to facilitate the issuance of 77.3 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.
      The financing terms of the junior subordinate notes discussed above are presented in the notes payable table of Note 6. The impact of these entities in accordance with FIN46-R “Consolidation of Variable Interest Entities” is discussed in Note 2.
      In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non- controlling interest in Prime Outlets Member, LLC (“POM”), which owns 15% of a real estate holding company that owns and operates factory outlet centers. The Company accounts for this investment under the equity method. As of June 30, 2005 and December 31, 2004, the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $31.0 million and $32.4 million, respectively. In addition, the Company had a $10.0 million junior loan participation interest outstanding to an affiliate entity of the joint venture as of June 30,2005 and December 31, 2004. The loans require monthly interest payments based on one month LIBOR and mature in January 2006. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity. In June 2005, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement of which the Company received $36.5 million. In accordance with this transaction, the joint venture members of POM agreed to guarantee $38 million of the new debt. The guarantee expires at the earlier of maturity or prepayment of the debt, and would require performance by the members if not repaid in full. This guarantee is allocated to the members in accordance with their ownership percentages. Of the distribution received by the Company, $17.2 million was recorded as interest income, representing the portion attributable to the 16.7% carried profits interest, $2.1 million was recorded as a return of the Company’s equity investment, $8.0 million was recorded as income from equity affiliates, representing the portion attributable to the 7.5% equity interest, and $9.2 million was recorded as deferred revenue, representing the Company’s portion of the $38 million guarantee.

Note 6 —	Notes Payable and Repurchase Agreements

Repurchase Agreements
      The Company utilizes repurchase agreements to finance certain of its loans and investments. Borrowings underlying these arrangements are secured by certain of the Company’s loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table outlines borrowings under the Company’s repurchase agreements as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, Wachovia Bank National Association, $425 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 5.26% and 4.63%, respectively	$264,999,088	$401,987,993	$324,388,739	$493,071,885
Repurchase agreement, financial institution, $100 million committed line, expiration July 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.46% and 2.36%, respectively	35,771,653	37,983,073	44,189,436	46,582,592
Repurchase agreement, financial institution, $21 million committed line, expiration April 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.79% as of December 31, 2004. This facility was terminated in January 2005	—	—	21,000,000	30,000,000
Repurchase agreement, financial institution, $100 million committed line, expiration June 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 5.43% as of December 31, 2004. This facility was terminated in June 2005	—	—	19,531,197	28,430,000
Repurchase agreement, financial institution, $50 million committed line, expiration July 2006, interest rate variable based on one-month LIBOR	—	—	—	—

Total repurchase agreements	$300,770,741	$439,971,066	$409,109,372	$598,084,477

      In June 2005, the $425 million repurchase agreement was amended to temporarily increase the committed amount of this facility from $350 million to $425 million until November 2005, at which time it will decrease to $350 million. In addition, the $100 million repurchase agreement with the same financial institution that the Company entered into for the purpose of financing securities available for sale was amended in February 2005, and has an interest rate of one-month LIBOR plus 0.20%. In July 2005, this facility was extended for one year. If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable
      The following table outlines borrowings under the Company’s notes payable as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 4.87% on December 31, 2004. This facility was terminated in March 2005	$—	$—	$137,199,447	$185,254,895
Unsecured credit facility, financial institution, $50 million committed line, expiration December 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 10.14% and 9.37%, respectively	50,000,000	n/a	15,000,000	n/a
Secured term credit facility — Related Party, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 9.11% as of June 30, 2005	30,000,000	45,079,779	—	—
Junior loan participation, maturity March 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $25 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	—	—	4,419,500	4,419,500
Junior loan participation, maturity September 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	6,452,500	6,452,500	6,152,500	6,152,500
Junior subordinated notes, maturity 2034, unsecured, face amount of $104.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.74% as of June 30, 2005	104,398,000	n/a	—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Senior loan participation, maturity August 2005, secured by Company’s interest in a first mortgage loan with a principal balance of $25 million, participation interest is based on 50% of the net spread of the loan, the loan is variable based on one-month LIBOR. This facility was terminated in January, 2005	—	—	3,000,000	3,000,000
Bridge loan warehouse, financial institution, $50 million committed line, expiration May 2006, interest rate variable based on Prime or LIBOR, the weighted average note rate was 5.26% as of June 30, 2005	34,060,545	40,781,691	—	—

Total notes payable	$224,911,045	$92,313,970	$165,771,447	$198,826,895

      On January 31, 2005 the Company entered into a $50 million secured term credit facility with a shareholder who beneficially owned approximately 7.1% of the Company’s outstanding common stock as of June 30, 2005. At June 30, 2005, the outstanding balance under this facility was $30 million and is reflected in Notes payable — related party on the accompanying balance sheet.

Collateralized Debt Obligation
      On January 19, 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO’s”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (the Issuer”). The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for the CDO’s. The Issuer issued investment grade rated CDO’s with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77% the combined weighted average rate was 3.92% at June 30, 2005. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.0 million of issuance costs which will be amortized on a level yield basis over the average life of the CDO. For accounting purposes, the Issuer is consolidated in the Company’s financial statements. The four investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the CDO are distributed quarterly with approximately $2.0 million being paid to investors as a reduction of their capital invested. This amount is recorded as a reduction of CDO liability. As of June 30, 2003, the balance in the CDO payable was approximately $303 million.
      Proceeds from the sale of the four investment grade tranches issued were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets.
      Each of the credit facilities contain various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company is in compliance with all financial covenants and restrictions for the periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Minority Interest
      On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and entitled ACM to a 28% interest in ARLP. On April 13, 2004, the Company issued 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. On May 6, 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares on May 11, 2004. In addition, in 2004, the Company issued 1.0 million shares of common stock and 0.6 million operating partnership units from the exercise of warrants under the Warrant Agreement. These transactions resulted in ACM’s interest in ARLP being reduced to 19%.
      For the six months ended June 30, 2005, the Company issued 0.4 million shares of common stock, of which 0.3 million shares were issued upon the exercise of 0.3 million warrants. As a result, minority interest was reduced by $0.3 million to properly reflect ACM’s 18% limited partnership interest in ARLP at June 30, 2005.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In February 2005, the Company issued 4,000 shares of restricted common stock under the stock incentive plan to its independent directors. One third of the restricted stock granted to each of these directors were vested as of the date of grant another one third will vest in January 2006 and the remaining third will vest in January 2007. Additionally, ACM elected to be paid its fourth quarter 2004 incentive management fee in shares of common stock totaling 43,643. In May 2005, ACM elected to be paid its first quarter 2005 incentive management fee in 40,697 shares of common stock. In addition, the Company issued 41,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM, the manager of the Company. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and recognized currently in earnings, the second one-fifth will vest in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009. During the six months ended June 30, 2005, the Company issued 282,683 shares of common stock from the exercise of warrants under the July 1, 2003 warrant agreement and received net proceeds of $4.2 million. After giving effect to these transactions, the Company had 16,879,241 shares issued and outstanding.
      In July 2005, the Company issued 77,500 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009.

Warrants
      In connection with the private placement of units by the Company on July 1, 2003, the Company issued warrants to acquire 1,610,000 shares of common stock, as adjusted for dilution, at $15.00 per share. Concurrently, ACM was issued warrants to purchase 629,345 operating partnership units. In July 2004, these warrants became eligible for exercise through a cash payment or by surrendering additional warrants or shares of common stock in a “cashless” transaction. For the six months ended June 30, 2005, 286,944 common stock warrants were exercised for a total amount of $4.2 million and 282,683 common shares were issued. As of June 30, 2005, there were 1,081 common stock warrants outstanding, which effective July 1, 2005, expired under the Company’s July 1, 2003 warrant agreement.

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
      Additionally, ACM earned an incentive management fee for the quarter ended March 31, 2005 and June 30, 2005 totaling $1.0 million and $6.7 million, respectively. Based on the terms of the management agreement, ACM elected to be paid its incentive management fee for the quarter ended March 31, 2005 in common shares totaling 40,697. For the quarter ended June 30, 2005, ACM intends to elect to be paid its incentive management fee partially in 83,082 of common shares and partially in cash totaling $4.4 million, payable in August 2005. These shares are anti-dilutive and have been excluded from the calculation of diluted EPS.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2005 and 2004.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2005		June 30, 2004

	Basic	Diluted	Basic	Diluted

Net income	$22,866,372	$22,866,372	$5,779,948	$5,779,948
Add: Income allocated to minority interest		5,126,510		1,236,560

Earnings per EPS calculation	$22,866,372	$27,992,882	$5,779,948	$7,016,508

Weighted average number of common shares outstanding	16,794,922	16,794,922	14,764,377	14,764,377
Weighted average number of operating partnership units		3,776,069		3,146,724
Dilutive effect of warrants		16,510		521,177

Total weighted average common shares outstanding	16,794,922	20,587,501	14,764,377	18,432,278

Earnings per common share	$1.36	$1.36	$0.39	$0.38

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2005 and 2004.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2005		June 30, 2004

	Basic	Diluted	Basic	Diluted

Net income	$32,572,013	$32,572,013	$8,884,275	$8,884,275
Add: Income allocated to minority interest		7,328,236		2,427,899

Earnings per EPS calculation	$32,572,013	$39,900,249	$8,884,275	$11,312,174

Weighted average number of common shares outstanding	16,715,639	16,715,639	11,497,612	11,497,612
Weighted average number of operating partnership units		3,776,069		3,146,724
Dilutive effect of warrants		36,365		260,589

Total weighted average common shares outstanding	16,715,639	20,528,073	11,497,612	14,904,925

Earnings per common share	$1.95	$1.94	$0.77	$0.76

Note 11 —	Related Party Transactions

Related Party Loans
      As of June 30, 2005, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest income recorded from this loan for the three months ended June 30, 2005 and 2004, was approximately $0.1 million and $0.2 million, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.
      During the quarter ended March 31, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. A portion of the loan facility was provided by us. We were credited $0.4 million of this brokerage fee, which is included in other income for the quarter ended March 31, 2005.

Note 12 —	Distributions
      On August 3, 2005, the Company declared distributions of $0.57 per share of common stock, payable with respect to the three months ended June 30, 2005, to stockholders of record at the close of business on August 15, 2005. The Company intends to pay these distributions on August 31, 2005. In addition, for the three months ended June 30, 2005, the Company declared and paid distributions of $0.55 per share of common stock with respect to the three months ended March 31, 2005 to stockholders of record at the close of business on April 30, 2005.

Note 13 —	Management Agreement
      The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee. For the quarter ended June 30, 2005, ACM earned an incentive compensation installment totaling $6.7 million, which was included in due to related party. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds 9.5% return on invested funds, as described in the management agreement. For the quarter ended June 30, 2005, ACM intends to elect to be paid its incentive management fee partially in 83,082 of common shares with the remainder to be paid in cash totaling $4.4 million, payable in August 2005. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. For the three months ended June 30, 2005, the Company recorded $0.6 million of base management fees due to ACM that were included in due to related parties and paid in August 2005.

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
Changes in Financial Condition
      During the quarter ended June 30, 2005, we originated twelve loans and investments totaling $171.5 million, of which $151.6 million was funded as of June 30, 2005. Of the new loans and investments, four were mezzanine loans totaling $78.6 million, three were bridge loans totaling $69.3 million, one was a junior participating interests totaling $8.6 million, one was a preferred equity investment of $2.0 million, and three were other loans totaling $13.0 million. We have received repayment in full of ten loans totaling $86.0 million, partial repayment on two loans totaling $0.7 million and a return of a $2.1 million capital balance on one of our equity investments.
      Our loan portfolio balance at June 30, 2005 was $950.4 million, with a weighted average current interest pay rate of 8.77% as compared to $842.5 million, with a weighted average current interest pay rate of 8.87% at December 31, 2004. At June 30, 2005, advances on financing facilities totaled $743 million, with a weighted average funding cost of 5.24% as compared to $530.7 million, with a weighted average funding cost of 5.05% at December 31, 2004. Additionally, our investment in equity affiliates portfolio at June 30, 2005 was $17.9 million as compared to $5.3 million at December 31, 2004.
      On May 25, 2005, we issued 41,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. In May 2005, ACM elected to be paid its first quarter 2005 incentive management fee in shares of common stock totaling 40,679. During the quarter ended June 30, 2005, we issued 56,422 shares of common stock from the exercise of warrants and received net proceeds of $0.8 million.
      After giving effect to these transactions, we had 16,879,241 shares issued and outstanding.
      In the second quarter, the Company, through newly formed and wholly-owned subsidiaries of its operating partnership, issued $77.3 million of junior subordinated notes in three separate private placements. These securities pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At June 30, 2005, the outstanding balance of these notes was $77.3 million with a current note rate of 6.59%.
Sources of Operating Revenues
      We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the three and six months ended June 30, 2005, interest income earned on these loans and investments represented approximately 56% and 72% of our total revenues, respectively.
      Interest income may also be derived from profits of equity participation interests. For the three and six months ended June 30, 2005, interest on these investments represented approximately than 44% and 27% of our total revenues, respectively.
      We also derive interest income from our investments in mortgage related securities. For the three and six months ended June 30, 2005, interest on these investments represented less than 1% of our total revenues.
      Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and six months ended June 30, 2005, revenue from other income represented less than 1% of our total revenues.
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
      We also derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. Such investments are recorded under the equity method. We record our share of net income from the underlying properties in which we invest through these joint ventures. For the three and six months ended June 30, 2005, income from equity affiliates totaled approximately $8.0 million and $8.5 million, respectively.
Critical Accounting Policies
      Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2005, there were no material changes to these policies, except for the updates described below.

Revenue Recognition
      Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced For the three months ended March 31, 2005 and June 30, 2005, the Company recorded $1.2 million and $17.2 million, respectively, of interest on such loans and investments. These amounts represent interest collected in accordance with the contractual agreement with the borrower.
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
      The Company issued junior subordinate notes and has entered into two interest rate swap agreements to hedge its exposure to the risk of increases in the three-month LIBOR interest rate. These swaps qualify as cash flow hedges for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and are marked to market through other comprehensive income.
      The Company has entered into three interest rate swap agreements to hedge its exposure on forecasted outstanding LIBOR based debt. These swaps qualify as cash flow hedges for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and marked to market through other comprehensive income.
      Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations
      The following table sets forth our results of operations for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Increase/(Decrease)

	2005	2004	Amount	Percent

Revenue:
Interest income	$39,295,309	$11,939,350	$27,355,959	229%
Other income	46	5,427	(5,381)	(99%)

Total revenue	39,295,355	11,944,777	27,350,578	229%

Expenses:
Interest expense	9,690,559	3,310,544	6,380,015	193%
Employee compensation and benefits	956,687	617,137	339,550	55%
Stock based compensation	372,828	92,806	280,022	302%
Selling and administrative	927,895	366,843	561,052	153%
Management fee – related party	7,360,947	540,939	6,820,008	1,261%

Total expenses	19,308,916	4,928,269	14,380,647	292%

Income before minority interest and income from equity affiliates	19,986,439	7,016,508	12,969,931	185%
Income from equity affiliates	8,006,443	—	8,006,443	—

Income before minority interest	27,992,882	7,016,508	20,976,374	299%
Income allocated to minority interest	5,126,510	1,236,560	3,889,950	315%

Net income	$22,866,372	$5,779,948	$17,086,424	296%

      The following discussion compares our results of operations for the three months ended June 30, 2005 to the comparable period in 2004:

Revenue
      Interest income increased $27.4 million, or 229%, to $39.3 million for the three months ended June 30, 2005 from $11.9 million for the three months ended June 30, 2004. This increase was largely due to a distribution of $17.2 million representing a 16.7% carried profits interest in a $31.0 million mezzanine loan that we have outstanding. This distribution was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding this transaction, interest income increased $10.2 million, or 85% over the same periods. This increase was primarily due to a 47% increase in the average balance of loans and investments from $585 million to $861 million due to increased loans and investments originations, as well as a 29% increase in the average yield on the assets from 7.8% to 10.0% as a result of increased market interest rates. Interest income from available for sale securities decreased $0.2 million, or 48%, to $0.2 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. This decrease is due to a decline in the average balances and yield earned on the investment.

Expenses
      Interest expense increased $6.4 million, or 193%, to $9.7 million for the three months ended June 30, 2005 from $3.3 million for the three months ended June 30, 2004. This increase was primarily due to a 115% increase in the average debt financing on our loans and investment portfolio from $301 million to $646 million due to increased loan originations and increased financing facilities, as well as a 38% increase in the average cost of these borrowings from 4.14% to 5.74% as a result of increased market interest rates. In addition, interest expense on debt financing of our available for sale securities portfolio increased

$0.2 million or 99% to $0.3 million for the three months ended June 30, 2005, from the corresponding period in 2004. This increase is due to a 175% increase in the average cost of debt financing partially offset by a 28% decrease in the average borrowings.
      Employee compensation and benefits expense increased $339,000 or 55% to $957,000 for the three months ended June 30, 2005 from $617,000 for the three months ended June 30, 2004. This increase was primarily due to the expansion of staffing needs associated with asset management. These expenses represent salaries, benefits, and incentive compensation for those employed by us during the periods.
      Stock-based compensation expense increased by $280,000, or 302%, to $373,000 for the three months ended June 30, 2005 from $93,000 for the three months ended June 30, 2004. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. The increase was primarily due to the initial one-fifth vesting of 41,000 shares granted and recorded as expense for the three months ended June 30, 2005 partially offset by a decrease in the ratable portion of the unvested restricted stock granted in 2003 for the three months ended June 30, 2005 as compared to this period in 2004.
      Selling and administrative expense increased by $561,000 or 153%, to $928,000 for the three months ended June 30, 2005 from $367,000 for the three months ended June 30, 2004. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance, marketing costs and other costs associated with operating a public company.
      Management fees increased $6.8 million, or 1,261%, to $7.4 million for the three months ended June 30, 2005 from $541,000 for the three months ended June 30, 2004. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $84,000 mainly due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2004. Incentive management fees of $6.7 million were earned by our manager for the three months ended June 30, 2005. There was no incentive management fee earned for the three months ending June 30, 2004.

Income From Equity Affiliates
      Income from equity affiliates was $8.0 million for the three months ended June 30, 2005. This amount is primarily due to excess proceeds received from the refinance of a property of one of our investments in equity affiliates. For the three months ended June 30, 2004, no income from equity affiliates was recorded.

Income Allocated to Minority Interest
      Income allocated to minority interest increased by $3.9 million, or 315%, to $5.1 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 299% increase in income before minority interest combined with an increase in our manager’s weighted average limited partnership interest in us to 18.3% for the three months ended June 30, 2005 from 17.6% in 2004, which was primarily attributable to our initial public offering in April 2004.

      The following table sets forth our results of operations for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Increase/(Decrease)

	2005	2004	Amount	Percent

Revenue:
Interest income	$62,416,467	$20,102,741	$42,313,726	211%
Other income	387,844	26,531	361,313	1,362%

Total revenue	62,804,311	21,129,272	42,675,039	212%

Expenses:
Interest expense	18,016,712	5,934,437	12,082,275	204%
Employee compensation and benefits	2,110,896	1,230,443	880,453	72%
Stock based compensation	464,855	207,007	257,848	125%
Selling and administrative	1,773,774	611,154	1,162,620	190%
Management fee – related party	8,991,265	834,057	8,157,208	978%

Total expenses	31,357,502	8,817,098	22,540,404	256%

Income before minority interest and income from equity affiliates	31,446,809	11,312,174	20,134,635	178%
Income from equity affiliates	8,453,440	—	8,453,440	n/a

Income before minority interest	39,900,249	11,312,174	28,588,075	253%
Income allocated to minority interest	7,328,236	2,427,899	4,900,337	202%

Net income	$32,572,013	$8,884,275	$23,687,738	267%

      The following discussion compares our results of operations for the six months ended June 30, 2005 to the comparable period in 2004:

Revenue
      Interest income increased $42.3 million, or 211%, to $62.4 million for the six months ended June 30, 2005 from $20.1 million for the six months ended June 30, 2004. This increase was due in part to a distribution of $17.2 million representing a 16.7% carried profits interest in a $31.0 million mezzanine loan that we have outstanding. This distribution was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding this transaction, interest income increased $25.1 million, or 125% over the same periods. This increase was primarily due to a 70% increase in the average balance of loans and investments from $496 million to $843 million due to increased loans and investments originations, as well as a 34% increase in the average yield on the assets from 7.9% to 10.5% as a result of increased market interest rates. Interest income from available for sale securities increased $0.1 million, or 25%, to $0.5 million for the six months ended June 30, 2005 from $0.4 million for the six months ended June 30, 2004. This increase is due to an increase in the average balances, as we purchased our available for sale securities on March 31, 2004, partially offset by the reduced yield earned on the investment.

Expenses
      Interest expense increased $12.1 million, or 206%, to $18 million for the six months ended June 30, 2005 from $5.9 million for the six months ended June 30, 2004. This increase was primarily due to a 123% increase in the average debt financing on our loans and investment portfolio from $275.2 million to $613.2 million due to increased loan originations and increased financing facilities, as well as a 36% increase in the average cost of these borrowings from 4.15% to 5.64% as a result of increased market interest rates. In addition, interest expense on debt financing of our available for sale securities portfolio increased $0.4 million or 274% to $0.6 million for the six months ended June 30, 2005, from the corresponding period in 2004. This increase was due to a 153% increase in the average cost of debt financing combined with a 49% increase in the average borrowings.
      Employee compensation and benefits expense increased $880,000 or 72% to $2.1 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. This increase was primarily due to the expansion of staffing needs associated with asset management due to an increase in portfolio size. These expenses represent salaries, benefits, and incentive compensation for those employed by us during the periods.
      Stock-based compensation expense increased by $258,000, or 125%, to $465,000 for the six months ended June 30, 2005 from $207,000 for the six months ended June 30, 2004. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. The increase was primarily due to the initial one-fifth vesting of 41,000 shares granted in May 2005 combined with the initial one-third vesting of 4,000 shares granted in February 2005 recorded as expense for the six months ended June 30, 2005 partially offset by a decrease in the ratable portion of the unvested restricted stock granted in 2003 for the six months ended June 30, 2005 as compared to this period in 2004.
      Selling and administrative expense increased by $1.2 million, or 190%, to $1.8 million for the six months ended June 30, 2005 from $611,000 for the six months ended June 30, 2004. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance, marketing costs, insurance expense and director’s fees.
      Management fees increased $8.2 million, or 978%, to $9.0 million for the six months ended June 30, 2005 from $0.8 million for the six months ended June 30, 2004. These amounts represent base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $400,000 primarily due to increased stockholder’s equity directly attributable to greater profits and contributed capital as a result of the timing of our initial public offering in April 2004. Incentive management fees of $7.8 million were earned by our manager for the six months ended June 30, 2005. There was no incentive management fee earned for the six months ending June 30, 2004.

Income From Equity Affiliates
      Income from equity affiliates was $8.5 million for the six months ended June 30, 2005. This amount is primarily due to excess proceeds received from the refinance of a property of one of our investments in equity affiliates. For the six months ended June 30, 2004, no income from equity affiliates was recorded.

Income Allocated to Minority Interest
      Income allocated to minority interest increased by $4.9 million, or 202%, to $7.3 million for the six months ended June 30, 2005 from $2.4 million for the six months ended June 30, 2004. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 253% increase in income before minority interest, partially offset by a decrease in our manager’s weighted average limited partnership interest in us to 18.4% for the six months ended June 30, 2005 from 21.5% in 2004, which was primarily attributable to the timing of our initial public offering in April 2004.
Liquidity and Capital Resources

Sources of Liquidity
      Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, the issuance of floating rate notes pursuant to a CDO (described below) in January 2005, borrowings under credit agreements, issuances of junior subordinated notes, net cash provided by operating activities, repayments of outstanding loans and investments, funds from junior and senior loan participation arrangements and the future issuance of common, convertible and/or preferred equity securities.
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
      For the three and six months ended June 30, 2005, 0.1 million and 0.3 million of common stock warrants were exercised, respectively, resulting in proceeds of $0.8 million and $4.2 million, respectively.
      We also maintain liquidity through two master repurchase agreements, one unsecured revolving credit agreement, one bridge loan warehousing credit agreement, and one secured term credit facility with five different financial institutions. In addition, we have issued one collateralized debt obligation and four separate junior subordinated notes.
      We had a $100.0 million master repurchase agreement with a financial institution, as amended in December 2004, which expired in June 2005.
      We have a $425.0 million master repurchase agreement with Wachovia Bank National Association, dated as of December 23, 2003, as amended, with a term of three years and bears interest at one-month LIBOR plus pricing of 0.94% to 3.5%, varying on type of asset financed. The agreement was modified in June 2005 to temporarily increase the committed amount of this facility from $350.0 million to $425.0 million until November 2005. At June 30, 2005, the outstanding balance under this facility was $265.0 million with a current weighted average note rate of 5.26%. In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. This agreement was amended in February 2005, expires in July 2005 and has an interest rate of one-month LIBOR plus 0.20%. In July 2005, this facility was extended for one year. At June 30, 2005, the outstanding balance under this facility was $35.8 million with a current note rate of 3.46%.
      We have a $50.0 million master repurchase agreement with a second financial institution, dated as of July 1, 2003, which matures in July 2006 and bears interest at one-month LIBOR plus pricing of 2.00% to 2.75%, varying on type of asset financed. This facility has not yet been utilized.
      We have a $50.0 million unsecured revolving credit agreement with a third financial institution, dated December 7, 2004, with a term of one year with two one-year extension options and an interest rate of one-month LIBOR plus 7.00%. This revolving credit facility is primarily used to manage the timing difference between when new loans and investments are closed and when they are financed within one of the warehouse credit or master repurchase agreements. At June 30, 2005, the outstanding balance under this facility was $50.0 million with a current note rate of 10.14%.
      We have a $50 million term credit facility, dated January 31, 2005, with a fourth financial institution, who beneficially owned approximately 7.1% of our outstanding common stock as of December 31, 2004. This agreement has a term of one year with two six-month renewal options and bears interest at one-month LIBOR plus 6.00%. At June 30, 2005, the outstanding balance under this facility was $30.0 million with a current note rate of 9.11%.
      In May 2005 we entered into a $50 million bridge loan warehousing credit agreement with a financial institution to provide financing for bridge loans. This agreement expires in May 2006 and bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6 month LIBOR plus 1.75%, at the Company’s option. At June 30, 2005, the outstanding balance under this facility was $34.1 million with a weighted average current note rate of 5.26%.
      We have a non-recourse collateralized debt obligation (“CDO”) transaction, which closed on January 19, 2005, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. These notes are unsecured and pay interest quarterly at a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the CDO were used to repay outstanding debt under our current facilities totaling $267 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. At June 30, 2005, the outstanding balance under this facility was $303.3 million with a weighted average current note rate of 3.92%. Proceeds from the repayment of assets which serve as collateral for our CDO may be retained in the CDO structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns.
      On March 15, 2005, we, through a newly-formed wholly-owned subsidiary of the operating partnership, issued $27.1 million of junior subordinated notes in a private placement. These securities are unsecured, have a maturity of 29 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At June 30, 2005, the outstanding balance under this facility was $27.1 million with a current note rate of 7.18%.
      In April and June 2005, we, through newly-formed wholly-owned subsidiaries of the operating partnership, issued $77.3 million of junior subordinated notes in three separate private placements. These securities are unsecured, have a weighted average maturity of approximately 29.6 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At June 30, 2005, the outstanding balance under these facilities was $77.3 million with a weighted average current note rate of 6.59%.
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
      As of June 30, 2005, the facilities described above had an aggregate capacity of $1.1 billion and borrowings were approximately $0.8 billion.
      The unsecured revolving credit agreement, the secured term credit facility and the master repurchase agreements each contain various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, these credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in these credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of June 30, 2005 we are in compliance with all covenants and restrictions under these credit facilities.
      In addition, we have one junior loan participation with an outstanding balance at June 30, 2005 of $6.5 million. This participation has maturity dates equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan. A second junior loan participation was repaid during the quarter when the corresponding loan was repaid.
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
Related Party Transactions

Related Party Loans
      As of June 30, 2005, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from the loan for the three months ended June 30, 2005 and 2004, was approximately $0.1 million and $0.2 million, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.
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
      Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. Based on the loans and liabilities as of June 30, 2005, and assuming the balances of these loans and liabilities remain unchanged for the subsequent months, a 1% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.4 million, and a 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.9 million because the amount of liabilities subject to adjustment exceeds the principal amount of loans that would be subject to an interest rate adjustment due to both interest rate floors and the fixed nature of certain loans. As the size of the portfolio increases, a decline in interest rates may have a negative impact on our net income.
      In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
      We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction our net interest income and cash flows related to these securities. Based on the securities and borrowings as of June 30, 2005, and assuming the balances of these securities and borrowings remain unchanged for the subsequent months, a 1%

increase in LIBOR would reduce our annual net income and cash flows by approximately $357,000. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $357,000.
      In connection with the CDO described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index.
      These swaps were executed on December 21, 2004 with a notional amount of $469 million and expire in January 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $22,000 at June 30, 2005. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $25,000 at June 30, 2005.
      The Company issued variable rate junior subordinate notes during 2005 as described in Note 6 “Notes Payable and Repurchase Agreements”, and in conjunction has entered into two interest rate swap agreements with total notional values of $50 million. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have decreased by approximately $1.1 million at June 30, 2005. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have increased by approximately $1.0 million at June 30, 2005.
      The Company has entered into three interest rate swap agreements to hedge its exposure on forecasted outstanding LIBOR based debt. The notional value of these swaps are $9.9 million, $37.6 million and $23.5 million. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have decreased by approximately $2.4 million at June 30, 2005. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have increased by approximately $2.3 at June 30, 2005.
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
      During the period covered by this report, the Company issued a total of 56,422 shares of its common stock upon the exercise of 60,531 warrants that were originally issued pursuant to the terms of the warrant agreement on July 1, 2003. Pursuant to the warrant agreement, each of the warrants were exercisable from July 13, 2004 to July 1, 2005 for one share of common stock at an exercise price of $15 in cash or a number of shares of common stock or warrants deemed to have a fair market value equivalent to the cash exercise price. The Company issued each of the warrants as a component of the Company’s units, each consisting of five shares of common stock and a warrant, in a private placement of the units on July 1, 2003.
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
      The Company received a total of $799,410 in proceeds as a result of the exercise of the 60,531 warrants. These proceeds were used to repay indebtedness. Of the total number of shares of common stock issued upon the exercise of such warrants, 53,294 shares were issued in consideration of the payment of the cash exercise price and 3,128 shares were issued in consideration of the holder of the related warrant surrendering shares of common stock or additional warrants in lieu of the cash exercise price.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
      Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The annual meeting of stockholders of the Company was held on May 25, 2005, for the purpose of considering and acting upon the following:
      (1) Election of Directors. Three Class II directors and Walter K. Horn, a Class III director, were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes

Nominees	For	Withheld

Ivan Kaufman	16,615,281	595,322
C. Michael Kojaian	16,734,580	476,023
Melvin Lazar	17,116,951	93,652
Walter K. Horn	16,605,380	605,223
      (2) Three matters were approved and the votes cast for or against and the abstentions were as follows:
      (a) Stock Incentive Plan.

	Aggregate Votes

	For	Against	Abstained	Broker Non-Votes

Approval of Amendment to the Company’s 2003 Omnibus Stock Incentive Plan, as amended and restated	14,096,482	491,250	12,780	3,600
      (b) Ratification of Ernst & Young.

	Aggregate Votes

	For	Against	Abstained

Ratification of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2005	17,117,768	28,590	4,245
      (c) Approval of an Amendment to the Company’s Charter

	Aggregate Votes

	For	Against	Abstained	Broker Non-Votes

Approval of amendment to the Company’s Charter to lower each of the aggregate stock ownership limit and the common stock ownership limit from 9.6% to 8.3%	17,103,883	91,180	15,540	0
      The continuing directors of the Company are Jonathan A. Bernstein, William Helmreich and Joseph Martello.

Item 5.	OTHER INFORMATION
      Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description

2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty LimitedPartnership*

3.1	Articles of Incorporation of the Registrant*

3.2	Articles Supplementary of the Registrant*

3.3	Bylaws of the Registrant*

4.1	Form of Certificate for Common Stock*

4.2	Form of Global Units Certificate*

4.3	Form of Warrant Certificate (included as Exhibit A to Exhibit 4.4)*

4.4	Warrant Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and American Stock Transfer & Trust Company*

4.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*

10.81	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated)

10.9	Form of Restricted Stock Agreement*

10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*

10.11	Form of Indemnification Agreement*

10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*

Exhibit
Number	Description

10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**

10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*

10.15	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.16	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

10.17	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein.†

10.18	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association.†

10.19	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC.†

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No.333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

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
Date: August 9, 2005