Form 10-Q
period 2005-09-30
ARBOR REALTY TRUST INC
filed 2005-11-09
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______ to _______
Commission file number: 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	20-0057959 (I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 Zip Code
(516) 832-8002
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑             No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐             No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐             No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 17,027,471 outstanding as of November 9, 2005.

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Cash	$15,283,852	$6,401,701
Restricted cash	52,663,234	—
Loans and investments, net	1,079,215,917	831,783,364
Related party loans, net	7,749,538	7,749,538
Available-for-sale securities, at fair value	33,627,095	46,582,592
Investment in equity affiliates	16,599,976	5,254,733
Other assets	29,679,504	14,523,249

Total Assets	$1,234,819,116	$912,295,177

Liabilities and Stockholders’ Equity:
Repurchase agreements	$387,318,180	$409,109,372
Collateralized debt obligations	301,319,000	—
Notes payable	143,019,405	165,771,447
Notes payable — related party	30,000,000	—
Due to related party	891,763	1,484,485
Due to borrowers	5,051,472	8,587,070
Other liabilities	15,600,493	4,339,899

Total liabilities	883,200,313	589,292,273

Minority interest	63,816,505	60,249,731
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,029,471 and 16,467,218 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	170,295	164,672
Additional paid-in capital	266,025,383	254,427,982
Retained earnings	23,177,398	8,813,138
Deferred compensation	(2,064,932)	(160,780)
Accumulated other comprehensive income (loss)	456,393	(529,600)

Total stockholders’ equity	287,802,298	262,753,173

Total liabilities and stockholders’ equity	$1,234,819,116	$912,295,177

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:

Interest income	$27,073,076	$16,843,068	$89,489,543	$36,945,809
Other income	35,730	9,098	423,574	35,629

Total revenue	27,108,806	16,852,166	89,913,117	36,981,438

Expenses:
Interest expense	12,462,458	5,592,059	30,479,170	11,526,496
Employee compensation and benefits	948,312	448,564	3,059,208	1,679,007
Stock based compensation	808,687	49,792	1,273,542	256,799
Selling and administrative	1,213,889	544,575	2,987,662	1,155,729
Management fee — related party	1,322,643	1,058,845	10,313,908	1,892,902

Total expenses	16,755,989	7,693,835	48,113,490	16,510,933

Income before minority interest and income from equity affiliates	10,352,817	9,158,331	41,799,627	20,470,505
Income from equity affiliates	—	—	8,453,440	—

Income before minority interest	10,352,817	9,158,331	50,253,067	20,470,505
Income allocated to minority interest	1,881,055	1,524,359	9,209,291	3,952,258

Net income	$8,471,762	$7,633,972	$41,043,776	$16,518,247

Basic earnings per common share	$0.50	$0.48	$2.44	$1.28

Diluted earnings per common share	$0.50	$0.47	$2.44	$1.25

Dividends declared per common share	$0.57	$0.43	$1.59	$1.16

Weighted average number of shares of common stock outstanding:
Basic	17,003,174	15,755,029	16,812,537	12,951,875

Diluted	20,779,243	19,344,325	20,612,717	16,414,387

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(Unaudited)

									Accumulated
		Preferred	Preferred	Common	Common	Additional			Other
	Comprehensive	Stock	Stock Par	Stock	Stock	Paid-in	Retained	Deferred	Comprehensive
	Income	Shares	Value	Shares	Par Value	Capital	earnings	Compensation	Income (Loss)	Total

Balance-January 1, 2005		3,776,069	$37,761	16,467,218	$164,672	$254,427,982	$8,813,138	$(160,780)	$(529,600)	$262,753,173
Issuance of common stock, net				167,422	1,674	4,593,233				4,594,907
Issuance of common stock from warrant exercise				282,776	2,828	4,189,027				4,191,855
Deferred compensation				124,500	1,245	3,530,870		(3,532,115)		—
Stock based compensation								1,273,542		1,273,542
Distributions—common stock							(26,679,516)			(26,679,516)
Forfeited unvested restricted stock				(12,445)	(124)	(354,297)		354,421		—
Adjustment to minority interest from decreased ownership in ARLP						(361,432)				(361,432)
Net income	$41,043,776						41,043,776			41,043,776
Net unrealized loss on securities available for sale	(540,598)								(540,598)	(540,598)
Unrealized gain on derivative financial instruments	1,526,591								1,526,591	1,526,591

Balance-September 30, 2005	$42,029,769	3,776,069	$37,761	17,029,471	$170,295	$266,025,383	$23,177,398	$(2,064,932)	$456,393	$287,802,298

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income	$41,043,776	16,518,247
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	1,273,542	256,799
Minority interest	9,209,291	3,952,258
Amortization and accretion of interest	597,562	(711,215)
Non-cash incentive compensation to manager	4,077,739	499,459
Changes in operating assets and liabilities:
Others assets	(2,073,372)	(4,977,801)
Other liabilities	7,182,854	(4,383)
Deferred origination fees	2,834,126	892,273
Due to related party	(592,722)	473,688

Net cash provided by operating activities	63,552,796	16,899,325

Investing activities:
Loans and investments originated and purchased, net	(710,995,016)	(551,675,589)
Payoffs and paydowns of loans and investments	460,461,722	81,382,043
Due to borrowers	(3,535,598)	(1,321,837)
Securities available for sale	—	(57,228,552)
Prepayments on securities available for sale	11,957,543	6,237,327
Change in restricted cash	(52,663,234)	—
Contributions to equity affiliates	(16,253,939)	(5,521,875)
Distributions from equity affiliates	4,908,694	3,000,000

Net cash used in investing activities	(306,119,828)	(525,128,483)

Financing activities:
Proceeds from notes payable and repurchase agreements	646,246,456	485,110,793
Payoffs and paydowns of notes payable and repurchase agreements	(660,789,690)	(96,259,776)
Proceeds from issuance of collateralized debt obligation	305,319,000	—
Payoffs and paydowns of collateralized debt obligation	(4,000,000)	—
Issuance of common stock	8,786,762	152,075,450
Distributions paid to minority interest	(6,003,949)	(2,297,109)
Offering expenses paid	—	(9,809,151)
Distributions paid on common stock	(26,679,516)	(8,530,838)
Payment of deferred financing costs	(11,429,880)	(1,524,951)

Net cash provided by financing activities	251,449,183	518,764,418

Net increase in cash	8,882,151	10,535,260
Cash at beginning of period	6,401,701	6,115,525

Cash at end of period	$15,283,852	16,650,785

Supplemental cash flow information:
Cash used to pay interest	$27,226,225	10,889,308

Supplemental schedule of non-cash financing and investing activities:
Common stock dividends declared but not paid	$—	7,036,841

Distribution declared on operating partnership units	$—	1,623,710

Accrued offering expenses	$—	1,486,709

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
     The Company sold 6,750,000 shares of its common stock in an initial public offering on April 13, 2004 for net proceeds of approximately $125.4 million. The Company used the proceeds to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised, which resulted in proceeds of $12.9 million. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for a total of 629,345 operating partnership units. During the nine months ended September 30, 2005, 287,000 common stock warrants were exercised, which resulted in proceeds of $4.2 million. As of September 30, 2005, the Company had 17,029,471 shares of common stock outstanding.
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code of 1986, as amended with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. During the three and nine months ended September 30, 2005 the Company recorded a $0.1 million provision for income taxes related to these assets that are held in taxable REIT subsidiaries. This provision is included in selling and administrative expense on the income statement.
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2005.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
   Restricted Cash
     Restricted cash of $52.7 million is on deposit with the trustee for the Collateralized Debt Obligation (“CDO”) see Note 6, primarily representing the proceeds of loan repayments which will be used to purchase replacement loans as collateral for the CDO and interest payments received from loans in the CDO which are remitted to the Company quarterly in the month following the quarter.
   Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three and nine months ended September 30, 2005, the Company recorded $0 and $18.4 million, respectively, of interest on such loans and investments. These amounts represent interest collected in accordance with the contractual agreement with the borrower.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
   Derivatives and Hedging Activities
     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). SFAS 133, as amended by SFAS 138, requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity in other comprehensive income until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
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
     In connection with the CDO described in Note 6 “Notes Payable and Repurchase Agreements,” the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index. These swaps were executed in December 2004 with a notional amount of $469 million and expire in January 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps do not qualify as a cash flow hedge for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and therefore changes in fair value are reflected in net income. At September 30, 2005 the estimated negative value of these swaps was approximately $0.1 million and was recorded as interest expense and other liabilities.
     The Company issued variable rate junior subordinate notes as described in Note 6 “Notes Payable and Repurchase Agreements” and has entered into two interest rate swap agreements to hedge its exposure to the risk of increases in the three-month LIBOR interest rate. These swaps were both executed in June 2005 each with notional amounts of $25 million, expiring in April 2010 and March 2010, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps are cash flow hedges that qualify for the shortcut method in determining 100% efficiency in accordance with SFAS 133, as amended by SFAS 138, and as such are marked to market through other comprehensive income. At September 30, 2005 the estimated value of these swaps, included in other comprehensive income and other liabilities on the balance sheet, was approximately $0.8 million and represents the amount that would be received if the agreements were terminated, based on current market rates on that date. The Company would expect to reclassify approximately $0.1 million of this amount to earnings over the next twelve months assuming interest rates at September 30, 2005 are held constant.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     The Company has entered into six interest rate swap agreements to hedge its exposure on forecasted outstanding LIBOR based debt.

Swap	Date Executed	Notional Value	Expiration Date	Hedge Type

1	May 2, 2005	$9.9 mm	April 2015	Cash Flow
2	May 27, 2005	37.6 mm	March 2015	Cash Flow
3	June 24, 2005	23.5 mm	August 2010	Cash Flow
4	August 9, 2005	6.4 mm	November 2009	Cash Flow
5	August 9, 2005	8.0 mm	November 2009	Cash Flow
6	August 9, 2005	7.0 mm	July 2015	Cash Flow
     The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps are highly effective and qualify as cash flow hedges for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and marked to market through other comprehensive income. Unrealized net gains relating to hedge infectiveness for the three months ended September 30, 2005 of $34,000, and unrealized net losses for the nine months ended September 30, 2005 of $0.1 million, are reflected in net income. At September 30, 2005 the estimated value of these swaps, included in other comprehensive income and other liabilities on the balance sheet, was approximately $0.6 million and represents the amount that would be received if the agreements were terminated, based on current market rates on that date. The Company would expect to reclassify approximately $0.6 million of this amount to earnings over the next twelve months assuming interest rates at September 30, 2005 are held constant.
   Variable Interest Entities
     Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
     The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and (4) that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of September 30, 2005, the Company has identified eleven loans and investments which were made to entities determined to be VIE’s.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     The following is a summary of the identified VIE’s as of September 30, 2005.

Type	Carrying Amount	Property	Location
Loan and investment	$47,710,938	Office	New York
Loan	40,333,333	Retail	Various
Loan	25,632,500	Office	New York
Loan	25,083,974	Condo	New York
Loan	25,000,000	Multifamily	Various
Loan	17,050,000	Office	New York
Loan	7,749,538	Multifamily	Indiana
Investment	820,000	Junior subordinated notes(1)	N/a
Investment	780,000	Junior subordinated notes(1)	N/a
Investment	774,000	Junior subordinated notes(1)	N/a
Investment	774,000	Junior subordinated notes(1)	N/a

(1)	These entities that issued the junior subordinated notes are VIE’s, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.
     For the eleven VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. As such, the Company has continued to account for these loans and investments as a loan or joint venture, as appropriate.
Note 3 — Loans and Investments

			September 30, 2005
	September 30,	December 31,	Loan	Wtd. Avg.
	2005	2004	Count	Pay Rate
	(Unaudited)

Bridge loans	$444,526,869	$274,307,422	25	7.88%
Mezzanine loans	619,070,393	523,672,333	36	9.94%
Preferred equity investments	7,738,116	34,791,297	3	8.96%
Other	13,901,868	1,932,899	4	5.56%

	1,085,237,246	834,703,951	68	9.03%

Unearned revenue	(6,021,329)	(2,920,587)

Loans and investments, net	$1,079,215,917	$831,783,364

Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of September 30, 2005, the unpaid principal balance related to 18 loans with five unrelated borrowers represented approximately 26.2% of total assets. The Company had 69 loans and investments, including one related party loan, as of September 30, 2005. As of September 30, 2005, 55%, 13%, and 10% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s available-for-sale securities at September 30, 2005. (Unaudited)

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $294,013)	$17,400,679	$17,694,692	$(527,835)	$17,166,857
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $113,298)	5,725,476	5,838,774	(190,232)	5,648,542
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $229,117)	10,934,712	11,163,829	(352,133)	10,811,696

	$34,060,867	$34,697,295	$(1,070,200)	$33,627,095

     The following is a summary of the Company’s available-for-sale securities at December 31, 2004.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $481,073)	$21,340,233	$21,821,306	$(214,320)	$21,606,986
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $208,212)	8,837,206	9,045,418	(108,793)	8,936,625
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $404,499)	15,840,969	16,245,468	(206,487)	16,038,981

	$46,018,408	$47,112,192	$(529,600)	$46,582,592

     As of September 30, 2005, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities.
     During the three and nine months ended September 30, 2005, the Company received prepayments of $4.0 million and $12.0 million on these securities and amortized $0.1 million and $0.5 million, respectively, of the premium paid for these securities against interest income.
     These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 5 — Investment in Equity Affiliates
     As of December 31, 2004, the Company had two mezzanine loans outstanding, totaling $45 million, to 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC, who used the proceeds to acquire and renovate an office building. In addition, as of December 31, 2004, the Company had a $1.5 million equity interest in an affiliate of the borrower. The Company also has participating profits interests in several affiliates of the borrower aggregating approximately 29%. During the quarter ended March 31, 2005, the property was refinanced with new debt and the Company’s loans totaling $45 million were repaid in full. In accordance with the refinancing, the Company was repaid its $1.5 million investment, including approximately $0.4 million of a preferred return which was recorded in income from equity affiliates. In addition, the Company received a structuring fee of $0.4 million for arranging the financing which was recorded in other income. The Company participated in $45 million of new debt in the form of a mezzanine loan that matures in March 2015 with a fixed rate of 8.17%. In addition, the Company invested $2.7 million in an affiliate of the borrower which entitles the Company to a preferred return of 12.5% in this limited liability corporation.
     During the first quarter, the Company invested $6.1 million in a joint venture, which as part of an investor group, used these proceeds to make a deposit on the potential purchase of a property in New York City. In April 2005, this joint venture closed on the purchase of the property and the Company invested additional capital that, combined with its deposit, represented a $10 million equity investment, in exchange for a 20% ownership interest in a limited liability corporation of this joint venture. It is intended that the Property, with over one million square feet, will be converted from an office property into condominium units. In addition, the Company provided loans to three partners in the investor group totaling $13 million, of which $12 million is outstanding as of September 30, 2005. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In July 2005, the Company purchased two mezzanine loans totaling $77 million from the primary lender. These loans are secured by the property and mature in April 2008.
     In March 2005, the Company invested $0.8 million for 100% of the common shares of Arbor Capital Trust I, an entity formed to facilitate the issuance of $27.1 million of junior subordinate notes. Arbor Capital Trust I pays dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.
     During the second quarter of 2005, the Company invested $2.3 million for 100% of the common shares of three affiliate entities of the Company which were formed to facilitate the issuance of $77.3 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR.
     The financing terms of the junior subordinate notes discussed above are presented in the notes payable table of Note 6. The impact of these entities in accordance with FIN46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC (“POM”), which owns 15% of a real estate holding company that owns and operates factory outlet centers. The Company accounts for this investment under the equity method. As of September 30, 2005 and December 31, 2004, the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $30.3 million and $32.4 million, respectively. In addition, the Company had a $10.0 million junior loan participation interest outstanding to an affiliate entity of the joint venture as of September 30, 2005 and December 31, 2004. The loans require monthly interest payments based on one month LIBOR and mature in January 2006. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity. In June 2005, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement of which the Company received $36.5 million. In accordance with this transaction, the joint venture members of POM agreed to guarantee $38 million of the new debt. The guarantee expires at the earlier of maturity or prepayment of the debt and would require performance by the members if not repaid in full. This guarantee is allocated to the members in accordance with their ownership percentages. Of the distribution received by the Company, $17.2 million was recorded as interest income, representing the portion attributable to the 16.7% carried profits interest, $2.1 million was recorded as a return of the Company’s equity investment, $8.0 million was recorded as income from equity affiliates, representing the portion attributable to the 7.5% equity interest, and $9.2 million was recorded as deferred revenue, representing the Company’s portion of the $38 million guarantee.
     In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture, which owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. The Company subsequently contributed an additional $0.7 million through June 30, 2005. The Company accounts for this investment under the equity method. As of June 30, 2005, the Company had a $4.7 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. In August 2005 the joint venture refinanced one of these properties with a $25 million bridge loan that the Company provided. Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million. The Company recorded this amount as a return of its investment in equity affiliate, which as of September 30, 2005 has a balance of approximately $0.2 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 6 — Notes Payable and Repurchase Agreements
 Repurchase Agreements
     The Company utilizes repurchase agreements to finance certain of its loans and investments. Borrowings underlying these arrangements are secured by certain of the Company’s loans and investments.
     The following table outlines borrowings under the Company’s repurchase agreements as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Repurchase agreement, Wachovia Bank National Association, $425 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 5.81% and 4.63%, respectively	$355,816,253	$543,858,186	$324,388,739	$493,071,885

Repurchase agreement, financial institution, $100 million committed line, expiration July 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 4.04% and 2.36%, respectively	31,501,927	33,627,095	44,189,436	46,582,592

Repurchase agreement, financial institution, $21 million committed line, expiration April 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.79% as of December 31, 2004. This facility was terminated in January 2005	—	—	21,000,000	30,000,000

Repurchase agreement, financial institution, $100 million committed line, expiration June 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 5.43% as of December 31, 2004. This facility was terminated in June 2005	—	—	19,531,197	28,430,000

Repurchase agreement, financial institution, $50 million committed line, expiration July 006, interest rate variable based on one-month LIBOR.	—	—	—	—

Total repurchase agreements	$387,318,180	$577,485,281	$409,109,372	$598,084,477

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
 Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 4.87% on December 31, 2004. This facility was terminated in March 2005	$—	$—	$137,199,447	$185,254,895

Unsecured credit facility, financial institution, $50 million committed line, expiration December 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 9.37% on December 31, 2004	—	n/a	15,000,000	n/a
Secured term credit facility — Related Party, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 9.69% as of September 30, 2005	30,000,000	10,296,149	—	—

Junior loan participation, maturity March 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $25 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	—	—	4,419,500	4,419,500

Junior loan participation, maturity September 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	6,602,500	6,602,500	6,152,500	6,152,500

Junior subordinated notes, maturity 2034, unsecured, face amount of $104.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.04% as of September 30, 2005	104,398,000	n/a	—	—

Senior loan participation, maturity August 2005, secured by Company’s interest in a first mortgage loan with a principal balance of $25 million, participation interest is based on 50% of the net spread of the loan, the loan is variable based on one-month LIBOR. This facility was terminated in January, 2005	—	—	3,000,000	3,000,000

Bridge loan warehouse, financial institution, $50 million committed line, expiration May 2006, interest rate variable based on Prime or LIBOR, the weighted average note rate was 5.62% as of September 30, 2005	32,018,905	39,185,460	—	—

Total notes payable	$173,019,405	$56,084,109	$165,771,447	$198,826,895

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     On January 31, 2005, the Company entered into a $50 million secured term credit facility with a shareholder who beneficially owned approximately 2.96% of the Company’s outstanding common stock as of September 30, 2005. At September 30, 2005, the outstanding balance under this facility was $30 million and is reflected in Notes payable — related party on the accompanying balance sheet.
Collateralized Debt Obligation
     On January 19, 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO’s”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (the Issuer”). The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for the CDO’s. The Issuer issued investment grade rated CDO’s with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77% the combined weighted average rate was 4.39% at September 30, 2005. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which will be amortized on a level yield basis over the average life of the CDO. For accounting purposes, the Issuer is consolidated in the Company’s financial statements. The four investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the CDO are distributed quarterly with approximately $2.0 million being paid to investors as a reduction of their capital invested. This amount is recorded as a reduction of CDO liability. As of September 30, 2005, the balance in the CDO payable was approximately $301 million.
     Proceeds from the sale of the four investment grade tranches issued were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets.
     Each of the credit facilities contain various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of the interest expense coverage ratio for the three months ended September 30, 2005. The Company is required to have an interest expense coverage ratio of 2.0 to 1.0, the Company’s ratio was 1.83 to 1.0 at the end of the third quarter. The Company has obtained waivers of this covenant for September 30, 2005 from all of the financial institutions. Three of institutions have permanently amended the calculation to be performed on a preceding six or twelve month basis, and a fourth lender is currently in the process of amending the covenant calculation.
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
     For the nine months ended September 30, 2005, the Company issued 0.6 million shares of common stock, of which approximately 283,000 shares were issued upon the exercise of approximately 287,000 warrants. As a result, minority interest was reduced by $0.4 million to properly reflect ACM’s 18% limited partnership interest in ARLP at September 30, 2005.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
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
     In February 2005, the Company issued 4,000 shares of restricted common stock under the stock incentive plan to its independent directors. One third of the restricted stock granted to each of these directors were vested as of the date of grant and recognized currently in earnings, another one third will vest in January 2006 and the remaining third will vest in January 2007. Additionally, ACM elected to be paid its fourth quarter 2004 incentive management fee in shares of common stock totaling 43,643.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
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
     In July 2005, ACM elected to be paid a portion of its second quarter 2005 incentive management fee in 83,082 shares of common stock. In addition the Company issued 77,500 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and is recognized currently in earnings, the second one-fifth will vest in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009.
     In August 2005, the Company issued 2,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company. One third of the restricted stock granted to each of these employees were vested as of the date of grant and is recognized currently in earnings, the second one-third will vest in August 2006, the third one-third will vest in August 2007. In October 2005, ACM elected to be paid its third quarter 2005 incentive management fee in 23,920 shares of common stock.
     During the nine months ended September 30, 2005, the Company issued 282,776 shares of common stock from the exercise of warrants under the July 1, 2003 warrant agreement and received net proceeds of $4.2 million. After giving effect to these transactions, the Company had 17,029,471 shares issued and outstanding.
   Warrants
     In connection with the private placement of units by the Company on July 1, 2003, the Company issued warrants to acquire 1,610,000 shares of common stock, as adjusted for dilution, at $15.00 per share. Concurrently, ACM was issued warrants to purchase 629,345 operating partnership units. In July 2004, these warrants became eligible for exercise through a cash payment or by surrendering additional warrants or shares of common stock in a “cashless” transaction. For the nine months ended September 30, 2005, 287,144 common stock warrants were exercised for a total amount of $4.2 million and 282,766 common shares were issued. As of September 30, 2005, there were no outstanding common stock warrants, as they expired July 1, 2005, under the Company’s July 1, 2003 warrant agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
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
     Additionally, ACM earned an incentive management fee for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 totaling $1.0 million, $6.7 million, and $0.7 million, respectively. Based on the terms of the management agreement, ACM elected to be paid its incentive management fee for the quarter ended March 31, 2005 in common shares totaling 40,697. For the quarter ended June 30, 2005, ACM elected to be paid its incentive management fee partially in 83,082 of common shares and partially in cash totaling $4.4 million. For the quarter ended September 30, 2005, ACM elected to be paid its incentive management fee in 23,920 of common shares, payable in November 2005. These shares are anti-dilutive and have been excluded from the calculation of diluted EPS.
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2005		September 30, 2004
	(Unaudited)		(Unaudited)
	Basic	Diluted	Basic	Diluted

Net income	$8,471,762	$8,471,762	$7,633,972	$7,633,972
Add: Income allocated to minority interest		1,881,055		1,524,359

Earnings per EPS calculation	$8,471,762	$10,352,817	$7,633,972	$9,158,331

Weighted average number of common shares outstanding	17,003,174	17,003,174	15,775,029	15,775,029
Weighted average number of operating partnership units		3,776,069		3,146,724
Dilutive effect of warrants		—		422,572

Total weighted average common shares outstanding	17,003,174	20,779,243	15,775,029	19,344,325

Earnings per common share	$.50	$0.50	$0.48	$0.47

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2005 and 2004.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2005		September 30, 2004
	(Unaudited)		(Unaudited)
	Basic	Diluted	Basic	Diluted

Net income	$41,043,776	$41,043,776	$16,518,247	$16,518,247
Add: Income allocated to minority interest		9,209,291		3,952,258

Earnings per EPS calculation	$41,043,776	$50,253,067	$16,518,247	$20,470,505

Weighted average number of common shares outstanding	16,812,537	16,812,537	12,951,875	12,951,875
Weighted average number of operating partnership units		3,776,069		3,146,724
Dilutive effect of warrants		24,111		315,788

Total weighted average common shares outstanding	16,812,537	20,612,717	12,951,875	16,414,387

Earnings per common share	$2.44	$2.44	$1.28	$1.25

Note 11 — Related Party Transactions
Related Party Loans
     As of September 30, 2005, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended September 30, 2005 and 2004, was approximately $0.2 million and $0.2 million, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively.
     During the quarter ended March 31, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. The Company provided a portion of the loan facility. We were credited $0.4 million of this brokerage fee, which is included in other income for the quarter ended March 31, 2005.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 12 — Distributions
     On October 17, 2005, the Company declared distributions of $0.65 per share of common stock, payable with respect to the three months ended September 30, 2005, to stockholders of record at the close of business on October 27, 2005. The Company intends to pay these distributions on November 11, 2005. In addition on August 3, 2005, the Company declared and subsequently paid distributions of $0.57 per share of common stock with respect to the three months ended June 30, 2005, to stockholders of record at the close of business on August 15, 2005.
Note 13 — Management Agreement
     The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee. For the quarter ended September 30, 2005, ACM earned an incentive compensation installment totaling $0.7 million, that is included in due to related party. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds 9.5% return on invested funds, as described in the management agreement. For the quarter ended September 30, 2005, ACM intends to elect to be paid its incentive management fee in 23,920 of common shares, payable in November 2005. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. For the three months ended September 30, 2005, the Company recorded $0.7 million of base management fees due to ACM of which $0.2 million was included in due to related parties and paid in October 2005.
Note 14 — Due to Borrowers
     Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.
Note 15 — Subsequent Event
     On October 31, 2005 the Company entered into a $100 million repurchase agreement with a financial institution. The agreement has a term of one year and bears interest at a spread over LIBOR.

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
     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the three and nine months ended September 30, 2005 the Company recorded a $0.1 million provision for income taxes related to these assets that are held in taxable REIT subsidiaries.
Changes in Financial Condition
     During the quarter ended September 30, 2005, we originated 16 loans and investments totaling $302.9 million, of which $300.4 million was funded as of September 30, 2005. Of the new loans and investments, seven were bridge loans totaling $138 million, six were mezzanine loans totaling $122.9 million, and three were junior participating interests totaling $42 million. We have received repayment in full of eight loans totaling $159.6 million, partial repayment on five loans totaling $7.7 million and a $1.3 million return of capital from one of our equity investments.
     Our loan portfolio balance at September 30, 2005 was $1.1 billion, with a weighted average current interest pay rate of 9.03% as compared to $842.5 million, with a weighted average current interest pay rate of 8.87% at December 31, 2004. At September 30, 2005, advances on financing facilities totaled $830 million, with a weighted average funding cost of 5.73% as compared to $530.7 million, with a weighted average funding cost of 5.05% at December 31, 2004. Additionally, our investment in equity affiliates portfolio at September 30, 2005 was $16.6 million as compared to $5.3 million at December 31, 2004.
     On July 7, 2005 and August 3, 2005, we issued 77,500 and 2,000 shares, respectively, of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. In August 2005, ACM was paid a portion of its second quarter 2005 incentive management fee in shares of common stock totaling 83,032.

During the quarter ended September 30, 2005, we issued 93 shares of common stock from the exercise of 200 cashless warrants. In addition, 12,445 shares of unvested restricted common stock were forfeited during this period. After giving effect to these transactions, we had 17,029,471 shares issued and outstanding.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the three and nine months ended September 30, 2005, interest income earned on these loans and investments represented approximately 100% and 70% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. For the three and nine months ended September 2005, interest on these investments represented approximately 0% and 29% of our total revenues, respectively.
     We also derive interest income from our investments in mortgage related securities. For the three and nine months ended September 30, 2005, interest on these investments represented less than 1% and 1%, respectively, of our total revenues.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and nine months ended September 30, 2005, revenue from other income represented less than 1% of our total revenues.
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
     We also derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. Such investments are recorded under the equity method. We record our share of net income from the underlying properties in which we invest through these joint ventures. For the three and nine months ended September 30, 2005, income from equity affiliates totaled approximately $0 and $8.5 million, respectively.
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2005, there were no material changes to these policies, except for the updates described below.

Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three and nine months ended September 30, 2005, the Company recorded $0 and $18.4 million, respectively, of interest on such loans and investments. These amounts represent interest collected in accordance with the contractual agreement with the borrower.
Derivatives and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
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
     The Company has entered into six interest rate swap agreements to hedge its exposure on forecasted outstanding LIBOR based debt. These swaps qualify as cash flow hedges for accounting purposes in accordance with SFAS 133, as amended by SFAS 138, and marked to market through other comprehensive income.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations
     The following table sets forth our results of operations for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,		Increase/(Decrease)
	2005	2004	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$27,073,076	$16,843,068	$10,230,008	61%
Other income	35,730	9,098	26,632	293%

Total revenue	27,108,806	16,852,166	10,256,640	61%

Expenses:
Interest expense	12,462,458	5,592,059	6,870,399	123%
Employee compensation and benefits	948,312	448,564	499,748	111%
Stock based compensation	808,687	49,792	758,895	1524%
Selling and administrative	1,213,889	544,575	669,314	123%
Management fee — related party	1,322,643	1,058,845	263,798	25%

Total expenses	16,755,989	7,693,835	9,062,154	118%

Income before minority interest and income from equity affiliates	10,352,817	9,158,331	1,194,486	13%
Income from equity affiliates	—	—	—	—

Income before minority interest	10,352,817	9,158,331	1,194,486	13%
Income allocated to minority interest	1,881,055	1,524,359	356,696	23%

Net income	$8,471,762	$7,633,972	$837,790	11%

     The following discussion compares our results of operations for the three months ended September 30, 2005 to the comparable period in 2004:
Revenue
     Interest income increased $10.2 million, or 61%, to $27.1 million for the three months ended September 30, 2005 from $16.8 million for the three months ended September 30, 2004. This increase was primarily due to a 38% increase in the average balance of loans and investments from $753.7 million to $1.0 billion due to increased loans and investments originations, as well as a 17% increase in the average yield on the assets from 8.67% to 10.11% as a result of increased market interest rates. Interest income from available for sale securities decreased $0.2 million, or 50%, to $0.2 million for the three months ended September 30, 2005 from $0.4 million for the three months ended September 30, 2004. This decrease is due to a decline in the average balances, as a result of prepayments received on our investment.
     Other income increased $26,632, or 293%, to $35,730 for the three months ended September 30, 2005 from $9,098 for the three months ended September 30, 2004. This is primarily due to increased miscellaneous asset management fees on our loans and investments portfolio.

Expenses
     Interest expense increased $6.9 million, or 123%, to $12.5 million for the three months ended September 30, 2005 from $5.6 million for the three months ended September 30, 2004. This increase was primarily due to a 63% increase in the average debt financing on our loans and investment portfolio from $462 million to $752 million due to increased loan originations and increased financing facilities, as well as a 39% increase in the average cost of these borrowings from 4.62% to 6.40% primarily due to increased market interest rates.
     Employee compensation and benefits expense increased $.05 million or 111% to $0.9 million for the three months ended September 30, 2005 from $.04 million for the three months ended September 30, 2004. This increase was primarily due to the expansion of staffing needs associated with asset management due to an increase in the size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during the periods.
     Stock-based compensation expense increased by $0.8 million, or 1,524%, to $0.8 million for the three months ended September 30, 2005 from $49,792 for the three months ended September 30, 2004. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. The increase was primarily due to the initial one-fifth vesting of 77,500 shares and the one third vesting of 2,000 shares granted and recorded as expense for the three months ended September 30, 2005, partially offset by a decrease in the ratable portion of the unvested restricted stock granted in 2003 for the three months ended September 30, 2005 as compared to this period in 2004.
     Selling and administrative expense increased by $0.7 million, or 123%, to $1.2 million for the three months ended September 30, 2005 from $0.5 million for the three months ended September 30, 2004. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance, marketing costs, insurance expense and director’s fees.
     Management fees increased $0.2 million, or 25%, to $1.3 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.1 million, or 16%, to $.07 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. The increase is primarily due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2004. The incentive management fees increased by $0.2 million, or 35%, to $0.7 million for the three months ended September 30, 2005 from $0.5 million for the three months ended September 30, 2004, due to increased profitability.
Income From Equity Affiliates
     Income from equity affiliates was $0 for the three months ended September 30, 2005 and 2004, respectively.
Income Allocated to Minority Interest
     Income allocated to minority interest increased by $0.4 million, or 23%, to $1.9 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 13% increase in income before minority interest combined with an increase in our manager’s weighted average limited partnership interest in us to 18.2% for the three months ended September 30, 2005 from 16.7% for the three months ended September 30, 2004.

     The following table sets forth our results of operations for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2005	2004	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$89,489,543	$36,945,809	$52,543,734	142%
Other income	423,574	35,629	387,945	1089%

Total revenue	89,913,117	36,981,438	52,931,679	143%

Expenses:
Interest expense	30,479,170	11,526,496	18,952,674	164%
Employee compensation and benefits.	3,059,208	1,679,007	1,380,201	82%
Stock based compensation	1,273,542	256,799	1,016,743	396%
Selling and administrative	2,987,662	1,155,729	1,831,933	159%
Management fee — related party	10,313,908	1,892,902	8,421,006	445%

Total expenses	48,113,490	16,510,933	31,602,557	191%

Income before minority interest and income from equity affiliates	41,799,627	20,470,505	21,329,122	104%
Income from equity affiliates	8,453,440	—	8,453,440	—

Income before minority interest	50,253,067	20,470,505	29,782,562	145%
Income allocated to minority interest	9,209,291	3,952,258	5,257,033	133%

Net income	$41,043,776	$16,518,247	$24,525,529	148%

     The following discussion compares our results of operations for the nine months ended September 30, 2005 to the comparable period in 2004:
Revenue
     Interest income increased $52.5 million, or 142%, to $89.5 million for the nine months ended September 30, 2005 from $36.9 million for the nine months ended September 30, 2004. This increase was due in part to a distribution of $17.2 million representing a 16.7% carried profits interest in a $31.0 million mezzanine loan that we have outstanding. This distribution was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding this transaction, interest income increased $35.3 million, or 96%, over the same period. This increase was primarily due to a 59% increase in the average balance of loans and investments from $573 million to $911 million due to increased loans and investments originations, as well as a 25% increase in the average yield on the assets from 8.4% to 10.5% as a result of increased market interest rates. Interest income from available for sale securities decreased $0.1 million, or 15%, to $0.7 million for the nine months ended September 30, 2005 from $0.8 million for the nine months ended September 30, 2004. This decrease is due to a lower average balance for the nine months ended September 30, 2005 as a result of prepayments received on our investment.
     Other income increased $0.4 million, or 1,089%, to $0.4 million for the nine months ended September 30, 2005 from $35,629 for the nine months ended September 30, 2004. This is primarily due to structuring fees received for services rendered in arranging loan facilities in the nine months ended September 30, 2005.
Expenses
     Interest expense increased $19 million, or 164%, to $30.5 million for the nine months ended September 30, 2005 from $11.5 million for the nine months ended September 30, 2004. This increase was primarily due to a 107% increase in the average debt financing on our loans and investment portfolio from $338.0 million to $698.7 million due to increased loan originations and increased financing facilities, as well as a 28% increase in the average cost of these borrowings from 4.15% to 5.64% primarily due to increased market interest rates.
     Employee compensation and benefits expense increased $1.4 million, or 82%, to $3.1 million for the nine months ended September 30, 2005 from $1.7 million for the nine months ended September 30, 2004. This increase was primarily due to the expansion of staffing needs associated with asset management due to an increase in portfolio size. These expenses represent salaries, benefits, and incentive compensation for those employed by us during the periods.
     Stock-based compensation expense increased by $1.0 million, or 396%, to $1.3 million for the nine months ended September 30, 2005 from $0.3 million for the nine months ended September 30, 2004. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. The increase was primarily due to the initial vesting of a portion of the 125,000 shares granted and recorded as expense during the nine months ended September 30, 2005 partially offset by a decrease in the ratable portion of the unvested restricted stock granted in 2003 for the nine months ended September 30, 2005 as compared to this period in 2004.
     Selling and administrative expense increased by $1.8 million, or 159%, to $3.0 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance, marketing costs, insurance expense and director’s fees.
     Management fees increased $8.4 million, or 445%, to $10.3 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. These amounts represent base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.5 million primarily due to increased stockholder’s equity directly attributable to greater profits and contributed capital as a result of the timing of our initial public offering in April 2004. Incentive management fees increased $7.9 million, or 1,588%, to $8.4 million for the nine months ending September 30, 2005 from $0.5 million for the nine months ending September 30, 2004, due to increased profitability.
Income From Equity Affiliates
     Income from equity affiliates was $8.5 million for the nine months ended September 30, 2005. This amount is primarily due to excess proceeds received from the refinance of a property of one of our investments in equity affiliates. For the nine months ended September 30, 2004, no income from equity affiliates was recorded.
Income Allocated to Minority Interest
     Income allocated to minority interest increased by $5.2 million, or 133%, to $9.2 million for the nine months ended September 30, 2005 from $4.0 million for the nine months ended September 30, 2004. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 145% increase in income before minority interest, and an increase in our manager’s weighted average limited partnership interest in us to 18.3% for the nine months ended September 30, 2005 from 17.3% for the nine months ended September 30, 2004.

Liquidity and Capital Resources
Sources of Liquidity
     Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, the issuance of floating rate notes pursuant to our CDO borrowings under credit agreements, issuances of junior subordinated notes, net cash provided by operating activities, repayments of outstanding loans and investments, funds from junior and senior loan participation arrangements and the future issuance of common, convertible and/or preferred equity securities.
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
     For the nine months ended September 30, 2005, approximately 300,000 common stock warrants were exercised, resulting in proceeds of $4.2 million.
     We also maintain liquidity through two master repurchase agreements, one unsecured revolving credit agreement, one bridge loan warehousing credit agreement, and one secured term credit facility with five different financial institutions. In addition, we have issued one collateralized debt obligation and four separate junior subordinated notes.
     We have a $425.0 million master repurchase agreement with Wachovia Bank National Association, dated as of December 23, 2003, as amended, with a term of three years which bears interest at one-month LIBOR plus pricing of 0.94% to 3.5%, varying on type of asset financed. The agreement was modified in June 2005 to temporarily increase the committed amount of this facility from $350.0 million to $425.0 million until December 2005. At September 30, 2005, the outstanding balance under this facility was $355.8 million with a current weighted average note rate of 5.81%. In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. At September 30, 2005, the outstanding balance under this facility was $31.5 million with a current note rate of 4.04%.
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
     We have a $50.0 million unsecured revolving credit agreement with a third financial institution, dated December 7, 2004, with a term of one year with two one-year extension options and an interest rate of one-month LIBOR plus 7.00%. This revolving credit facility is primarily used to manage the timing difference between when new loans and investments are closed and when they are financed within one of the warehouse credit or master repurchase agreements. At September 30, 2005 there was no outstanding balance under this agreement.

     In May 2005 we entered into a $50 million bridge loan warehousing credit agreement with a financial institution to provide financing for bridge loans. This agreement expires in May 2006 and bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6 month LIBOR plus 1.75%, at the Company’s option. At September 30, 2005, the outstanding balance under this facility was $32.0 million with a weighted average current note rate of 5.62%.
     We have a $50 million term credit facility, dated January 31, 2005, with a fourth financial institution, who beneficially owned approximately 7.1% of our outstanding common stock as of December 31, 2004. This agreement has a term of one year with two nine-month renewal options and bears interest at one-month LIBOR plus 6.00%. At September 30, 2005, the outstanding balance under this facility was $30.0 million with a current note rate of 9.69%.
     We have a non-recourse collateralized debt obligation (“CDO”) transaction, which closed on January 19, 2005, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. These notes are unsecured and pay interest quarterly at a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the CDO were used to repay outstanding debt under our current facilities totaling $267 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. At September 30, 2005, the outstanding balance under this facility was $301.3 million with a weighted average current note rate of 4.39%. Proceeds from the repayment of assets which serve as collateral for our CDO must be retained in the CDO structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns.
     On March 15, 2005, we, through a newly-formed wholly-owned subsidiary of the operating partnership, issued $27.1 million of junior subordinated notes in a private placement. These securities are unsecured, have a maturity of 29 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At September 30, 2005, the outstanding balance under this facility was $27.1 million with a current note rate of 7.77%.
     In April and June 2005, we, through newly-formed wholly-owned subsidiaries of the operating partnership, issued $77.3 million of junior subordinated notes in three separate private placements. These securities are unsecured, have a weighted average maturity of approximately 29.6 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At September 30, 2005, the outstanding balance under these facilities was $77.3 million with a weighted average current note rate of 6.79%.
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
     As of September 30, 2005, the facilities described above had an aggregate capacity of $1.1 billion and borrowings were approximately $0.9 billion.
     On October 31, 2005 we entered into a $100 million repurchase Agreement with a financial institution. The agreement has a term of one year and bears interest at a spread over LIBOR.

     The unsecured revolving credit agreement, the secured term credit facility and the master repurchase agreements each contain various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, these credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in these credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of the interest expense coverage ratio for the three months ended September 30, 2005. The Company is required to have an interest expense coverage ratio of 2.0 to 1.0, the Company’s ratio was 1.83 to 1.0 at the end of the third quarter. The Company has obtained waivers of this covenant for September 30, 2005 from all of the financial institutions. Three of institutions have permanently amended the calculation to be performed on a preceding six or twelve month basis, and a fourth lender is currently in the process of amending the covenant calculation.
     In addition, we have one junior loan participation with an outstanding balance at September 30, 2005 of $6.6 million. This participation has maturity dates equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.
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
Related Party Transactions
Related Party Loans
     As of September 30, 2005, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended September 30, 2005 and 2004 was approximately $0.2 million and $0.2 million, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively.

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
     Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. Based on the loans and liabilities as of September 30, 2005, and assuming the balances of these loans and liabilities remain unchanged for the subsequent months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.7 million, and a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.0 million because the principal amount of loans subject to adjustment exceeds the principal amount of debt that would be subject to an interest rate adjustment as the size of our portfolio has increased combined with the positive effect of increased interest rates on our interest rate swaps.
     In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

     We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction our net interest income and cash flows related to these securities. Based on the securities and borrowings as of September 30, 2005, and assuming the balances of these securities and borrowings remain unchanged for the subsequent months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $315,000. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $315,000.
     In connection with the CDO described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO are yielding interest based on a one-month LIBOR index.
     These swaps were executed on December 21, 2004 with a notional amount of $469 million and expire in January 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have decreased by approximately $76,000 at September 30, 2005. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $14,000 at September 30, 2005.
     The Company issued variable rate junior subordinate notes during 2005 as described in Note 6 “Notes Payable and Repurchase Agreements,” and in conjunction has entered into two interest rate swap agreements with total notional values of $50 million. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have decreased by approximately $1.0 million at September 30, 2005. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have increased by approximately $1.0 million at September 30, 2005.
     The Company has entered into six interest rate swap agreements to hedge its exposure on forecasted outstanding LIBOR based debt. The notional values of these swaps are $9.9 million, $37.6 million, $23.5 million, $7.9 million, $7.0 million, and $6.4 million, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have decreased by approximately $2.9 million at September 30, 2005. If there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have increased by approximately $2.7 million at September 30, 2005.
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

Market Value Risk
     Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.
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
Item 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the period covered by this report, the Company issued a total of 93 shares of its common stock upon the exercise of 200 warrants that were originally issued pursuant to the terms of the warrant agreement on July 1, 2003. Pursuant to the warrant agreement, each of the warrants were exercisable from July 13, 2004 to July 1, 2005 for one share of common stock at an exercise price of $15 in cash or a number of shares of common stock or warrants deemed to have a fair market value equivalent to the cash exercise price. The Company issued each of the warrants as a component of the Company’s units, each consisting of five shares of common stock and a warrant, in a private placement of the units on July 1, 2003.

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
     The Company did not receive proceeds as a result of the exercise of these 200 warrants. Upon the exercise of such warrants, 93 shares were issued in consideration of the holder of the related warrant surrendering shares of common stock or additional warrants in lieu of the cash exercise price.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4.    Submission of matters to a vote of security holders.
     Not applicable.
Item 5.    OTHER INFORMATION
     Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description
2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*
2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*
3.1	Articles of Incorporation of the Registrant*
3.2	Articles Supplementary of the Registrant*
3.3	Bylaws of the Registrant*
4.1	Form of Certificate for Common Stock*
4.2	Form of Global Units Certificate*
4.3	Form of Warrant Certificate (included as Exhibit A to Exhibit 4.4)*
4.4	Warrant Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and American Stock Transfer & Trust Company*
4.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*
10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †
10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*
10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*
10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*
10.81	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated)*
10.9	Form of Restricted Stock Agreement*
10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*
10.11	Form of Indemnification Agreement*
10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*
10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**
10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*
10.15	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

Exhibit
Number	Description

10.16	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*
10.17	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †
10.18	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †
10.19	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC. (Registrant)
By:	/s/ IVAN KAUFMAN
Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ Paul Elenio
Name: Paul Elenio
Title: Chief Financial Officer

Date: November 9, 2005