Form 10-K
period 2005-12-31
ARBOR REALTY TRUST INC
filed 2006-03-15
CIK 1253986

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
      Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2005 (computed based on the closing price on such date as reported on the NYSE) was $459.4 million. As of March 10, 2006, the registrant had issued and outstanding 17,112,761 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Overview
      We are a specialized real estate finance company which invests in a diversified portfolio of structured finance assets in the multi-family and commercial real estate markets. We invest primarily in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, and in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We also invest in mortgage-related securities. Our principal business objective is to maximize the difference between the yield on our investments and the cost of financing these investments to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders.
      We are organized to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own an approximately 82% partnership interest in our operating partnership as of December 31, 2005.
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
      We believe the financing of multi-family and commercial real estate offers significant growth opportunities that demand customized financing solutions. ACM has granted us a right of first refusal to pursue all domestic structured finance investment opportunities identified by ACM. ACM continues to originate and service multi-family and commercial mortgage loans under Fannie Mae, Federal Housing Administration and conduit commercial lending programs. We believe that the customer relationships established from these lines of business may generate additional real estate investment opportunities for our business.
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
      In exchange for ACM’s contribution of structured finance investments, our operating partnership issued approximately 3.1 million units of limited partnership interest, or operating partnership units, and approximately 0.6 million warrants to purchase additional operating partnership units at an initial exercise price of $15.00 per operating partnership unit to ACM. Concurrently, we, our operating partnership and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. In October 2004, ACM exercised these warrants and currently holds approximately 3.8 million operating partnership units, constituting an approximately 18% limited partnership interest in our operating partnership. ACM may redeem each of these operating partnership units for cash or, at our election, one share of our common stock. We granted ACM certain demand and other registration rights with respect to the shares of common stock that may be issued upon redemption of these operating partnership units. Each of these operating partnership units is also paired with one share of our special voting preferred stock entitling ACM to one vote on all matters submitted to a vote of our stockholders. ACM currently holds approximately

18% of the voting power of our outstanding stock. If ACM redeems these operating partnership units, an equivalent number of shares of our special voting preferred stock will be redeemed and cancelled.
      Concurrently with ACM’s contribution of investments to our operating partnership, we sold approximately 1.6 million of our units, each consisting of five shares of our common stock and one warrant to purchase an additional share of common stock at an initial exercise price of $15.00 per share, for $75.00 per unit in a private placement and agreed to register the shares of common stock underlying these units and warrants for resale under the Securities Act of 1933. In July 2004, we registered approximately 9.6 million shares of common stock underlying these units and warrants. As of December 31, 2005, approximately 1.6 million warrants were exercised, of which 0.5 million were exercised “cashless”, for a total of 1.3 million common shares issued pursuant to their exercise.
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
      In January 2005, we completed a non-recourse collateralized debt obligation (“CDO”) transaction, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary, which issued $305 million of investment grade-rated floating-rate notes in a private placement. These proceeds were used to repay outstanding debt and resulted in a decreased cost of funds relating to the CDO assets.
      Subsequently, in January 2006, we completed our second non-recourse collateralized debt obligation (“CDO II”) transaction, whereby $412 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary, which issued $356 million of investment grade-rated floating-rate notes in a private placement. These proceeds were used to repay outstanding debt and resulted in a decreased cost of funds relating to the CDO II assets.
Our Investment Strategy
      Our principal business objectives are to invest in bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity and other real estate related assets in the multifamily and commercial real estate markets and actively manage our investment portfolio in order to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders. We believe we can achieve these objectives through the following business and growth strategies:

Provide Customized Financing. We provide financing customized to the needs of our borrowers. We target borrowers who have demonstrated a history of enhancing the value of the properties they operate, but whose options may be limited by conventional bank financing and who may benefit from the sophisticated structured finance products we offer.

Focus on a Niche Market in Smaller Loan Balances. We primarily focus on loans with principal amounts under $40 million, which many larger lending firms do not target. We can afford to invest the time and effort required to close loans of this size because of our relatively efficient cost structure.

Execute Transactions Rapidly. We act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that rapid execution attracts opportunities from both borrowers and other lenders that would not otherwise be available. We believe our ability to structure flexible terms and close loans in a timely manner gives us a competitive advantage over lending firms that also primarily serve the market for loans with principal amounts under $40 million.

Manage and Maintain Credit Quality. A critical component of our success in the real estate finance sector is our ability to manage the real estate risk that is underwritten by our manager and us. We actively manage and maintain the credit quality of our portfolio by using the expertise of our asset management group, which has a proven track record of structuring and repositioning structured finance investments to improve credit quality and yield.

Use Arbor Commercial Mortgage’s Relationships with Existing Borrowers. We capitalize on ACM’s reputation in the commercial real estate finance industry. ACM has relationships with a large borrower base nationwide. Since ACM’s originators offer senior mortgage loans as well as our structured finance products, we are able to benefit from its existing customer base and use its senior lending business as a potential refinance vehicle for our structured finance assets.

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

Our Targeted Investments
      We actively pursue lending and investment opportunities with property owners and developers who need interim financing until permanent financing can be obtained. We primarily target transactions under $40 million where we believe we have competitive advantages, particularly our lower cost structure and in-house underwriting capabilities. Our structured finance investments generally have maturities of two to five years, depending on type, have extension options when appropriate, and generally require a balloon payment of principal at maturity. Borrowers in the market for these types of loans include, but are not limited to, owners or developers seeking either to acquire or refurbish real estate or to pay down debt and reposition a property for permanent financing.
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

The bridge loans we make typically range in size from $1 million to $35 million and are predominantly secured by first mortgage liens on the property. The term of these loans typically is up to five years. Historically, interest rates have ranged from 3.00% to 9.00% over 30-day LIBOR, with fixed rates ranging from 6.00% to 11.00%. In 2005, interest rates have ranged from 3.00% to 6.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 11.00%. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

Our mezzanine loans typically range in size from $2 million to $50 million and have terms of up to ten years. Historically, interest rates have ranged from 5.00% to 12.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. In 2005, interest rates have ranged from 2.00% to 11.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

We hold a majority of our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes or taxable subsidiary corporations.

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

Real Property Acquisitions. We may purchase existing domestic real estate for repositioning and/or renovation and then disposition at an anticipated significant return. From time to time, we may identify real estate investment opportunities. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to three year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short term financing. Repayment of the short term financing will either come from the sale of the property or conventional permanent debt.

Note Acquisitions. We may acquire real estate notes from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes, for a variety of reasons (such as risk mitigation, portfolio diversification or other strategic reasons), to divest certain assets from its portfolio. These notes may be acquired at a discount. In such cases, we intend to use our management resources to resolve any dispute concerning the note or the property securing it and to identify and resolve any existing operational or any other problems at the property. We will then either restructure the debt obligation for immediate resale or sale at a later date, or reposition it for permanent financing. In some instances, we may take title to the property underlying the real estate note.

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
      At December 31, 2005, we had 72 loans and investments in our portfolio, totaling $1.3 billion. These loans and investments were for 14 multi-family properties, 15 condominium properties, 21 office properties, eight hotels, six commercial properties, four retail properties, and four other properties. There are no loans or investments in the portfolio that are non-performing. We continue to actively manage all loans and investments in the portfolio and believe that our strict underwriting and active asset management enable us to maintain the credit quality of our portfolio.
      The overall yield on our portfolio in 2005 was 10.40%, excluding the impact from a second quarter distribution that was recorded as interest income totaling approximately $17.2 million, on average assets of $979 million. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2005 was 6.20% on average borrowings of $718 million. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.
      Our average net investment (average assets less average borrowings) in 2005 was $261 million, resulting in average leverage (average borrowings divided by average assets) of 73%. The net interest income earned in 2005 yielded a 21.92% return on our average net investment during the year. This yield was computed by dividing the net interest (interest income less interest expense) earned in 2005 by the average equity (computed as average assets minus average borrowings) invested during the year. Our business plan contemplates that our leverage ratio will be approximately 65% to 75%. However, our leverage will not exceed 80% of the value of our assets in the aggregate unless approval to exceed the 80% limit is obtained from our board of directors.

STRUCTURED FINANCE INVESTMENT PORTFOLIO
As of December 31, 2005
      The following tables set forth information regarding our bridge and mezzanine loans, preferred equity investments and other real estate-related assets as of December 31, 2005.

					Weighted
				Weighted	Average
			Unpaid	Average	Remaining
Type	Asset Class	Number	Principal	Pay Rate	Maturity

			(Dollars		(Months)
			in thousands)
Bridge Loans	MultiFamily	5	$57,386	8.0%	18.1
	Office	2	47,000	7.8%	7.7
	Hotel	3	69,530	8.3%	21.0
	Condo	7	161,855	8.3%	13.6
	Commercial	4	76,331	8.4%	28.1
	Other	1	1,350	10.0%	4.0

		22	413,452	8.2%	17.4
Mezzanine Loans	MultiFamily	8	53,394	8.8%	28.5
	Office	18	403,011	9.4%	34.5
	Condo	6	187,655	11.3%	25.0
	Hotel	4	85,461	8.4%	15.5
	Retail	4	56,733	12.0%	4.4
	Commercial	2	35,200	7.8%	25.0

		42	821,454	9.8%	27.5
Preferred Equity	Condo	2	7,294	9.2%	16.0
	MultiFamily	1	561	11.6%	3.0
	Office	1	11,000	9.8%	34.0

		4	18,855	9.6%	26.1
Other	Other	3	12,000	5.3%	28.0
	Hotel	1	1,891	7.4%	213.0

		4	13,891	5.6%	53.2

Total		72	$1,267,652	9.2%	24.5

	Unpaid
Geographic Location	Principal	Percentage(1)

	(Dollars
	in thousands)
New York	$726,184	57%
Florida	106,439	8%
California	95,461	8%
Massachusetts	35,000	3%
Diversified	161,886	13%
Other(2)	142,682	11%

Total	$1,267,652	100%

(1)	Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)	No other individual state makes up more than 3% of the total.
Our Investments in Mortgage-Related Securities
      In 2004, we invested $57.4 million (including $0.1 million of purchased interest) in agency-sponsored whole pool certificates. $20.6 million of these securities were issued by FNMA and $36.7 million were issued by FHLMC. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these securities. The underlying mortgage loans bear interest at a weighted average fixed rate for three years and adjusts annually thereafter and have a weighted average coupon rate of 3.8%. We receive monthly payments of interest and principal on these securities based on the monthly interest and principal payments that are made on the underlying mortgage loans. At December 31, 2005, these securities were financed under a $100 million repurchase agreement, maturing July 2006, at a rate of one-month LIBOR plus 0.20%. At December 31, 2005, the amortized cost of these securities was $30.5 million and the amount outstanding on the repurchase agreement related to the financing of these securities was $28.4 million. These investments had a weighted average balance of $38.7 million for the year with an average yield of 2.14%, net of amortization of premiums. These assets were financed by borrowings with a weighted average balance of $36.6 million and an average cost of funds of 3.46%.
      The table below sets forth information regarding our investments in mortgage-related securities as of December 31, 2005. These securities have a fixed interest rate until March 2007, and adjust annually thereafter.

					Initial
	Amortized	Unrealized	Market		Interest
	Cost	Loss	Value	Maturity	Rate

	(Dollars in thousands)
FHLMC Security	$15,455	$(441)	$15,014	3/1/2034	3.80%
FHLMC Security	4,848	(157)	4,691	3/1/2034	3.76%
FNMA Security	10,208	(297)	9,911	3/1/2034	3.80%

Total	$30,511	$(895)	$29,616

Regulatory Aspects of Our Investment Strategy
      Real Estate Exemption from Investment Company Act. We believe that we conduct and we intend to conduct our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940. There is an exemption from registration for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” This exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate assets. Assets that qualify for purposes of this 55% test include, among other things, real estate, mortgage loans and agency-sponsored whole loan pool certificates. Our bridge loans secured by first mortgage liens on the underlying properties, loans secured by second mortgage liens on the underlying properties and agency-sponsored whole loan pool certificates generally qualify for purposes of this 55% test. We believe that these assets and certain of our mezzanine loans are in excess of 55% of our assets as of December 31, 2005 and qualify for purposes of the 55% test. The percentage of our assets that we invest in agency-sponsored whole loan pool certificates may decrease if we determine that we do not need to purchase such certificates for purposes of meeting the 55% test. If the Securities and Exchange Commission (“SEC”) takes a position or makes an interpretation more favorable to us, we may have greater flexibility in the investments we make. Our investments in mortgage-related securities are limited to agency-sponsored whole loan pool certificates which qualify for purposes of the 55% test. Our investment guidelines provide that no more than 15% of our assets may consist of any type of the mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement
      On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM’s services. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, ACM receives a base management fee and incentive compensation calculated as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Arbor Realty Trust Inc. and Subsidiaries” under Item 7 of this report.
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
      Origination. Our manager sources the origination of most of our investments. ACM has a network of ten sales offices located in Bloomfield Hills, Michigan; Boston, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Kinderhook, New York; Los Angeles, California; New York, New York; Uniondale, New York; and Woodland Hills, California. These offices are staffed by approximately 16 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM’s marketing effort occurs at the branch level, ACM also markets its products in industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower’s needs. Loan originators in every branch office are able to offer borrowers the full array of ACM’s and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM’s underwriters for due diligence.
      Underwriting. ACM’s loan originators work in conjunction with its underwriters who perform due diligence on all proposed transactions prior to loan approval and commitment. The underwriters analyze each loan application in accordance with the guidelines set forth below in order to determine the loan’s conformity with respect to such guidelines. In general, ACM’s underwriting guidelines require it to evaluate the following: the historic and in place property revenues and expenses; the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies; the property’s location, its attributes and competitive position within its market; the proposed ownership structure, financial strength and real estate experience of the borrower and property management; third party appraisal, environmental and engineering studies; market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends; review of an acceptable mortgagee’s title policy and an “as built” survey; construction quality of the property to determine future maintenance and capital expenditure requirements; and the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. Consideration is also given to other factors, such as additional forms of collateral and identifying likely strategies to effect repayment. ACM will refine its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.
      Investment Approval Process. ACM applies its established investment approval process to all loans and other investments proposed for our portfolio before submitting each proposal to us for final approval. A written report is generated for every loan or other investment that is submitted to ACM’s credit committee for approval. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property consolidated financial statements and analysis. In addition, the report includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. If the transaction is approved by a majority of ACM’s credit committee, it is presented for approval to our credit committee, which consists of our chief executive officer, chief credit officer, and executive vice president of structured finance. All transactions require the approval of a majority of the members of our credit committee. Following the approval of any such transaction, ACM’s underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and that they conform with lending requirements established for that particular transaction. If our credit committee rejects the loan and our independent directors allow ACM or one of its affiliates to pursue it, ACM will have the opportunity to execute the transaction.
      Servicing. ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of approximately 513 loans with outstanding balances of $3.2 billion through its loan administration department in Buffalo, New York. ACM’s loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM’s data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.
      Our Asset Management Operations. Our asset management group is comprised of 16 of our employees. Prior to our formation, the asset management group successfully managed numerous transactions, including complex restructurings, refinancings and asset dispositions for ACM.
      Effective asset and portfolio management is essential to maximizing the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment’s operating history, local economic trends and rental and occupancy rates and evaluates the underlying property’s competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.
      Timely and accurate identification of an investment’s operational and financial issues and each borrower’s objectives is essential to implementing an executable loan workout and restructuring process, if required. Since existing property management may not have the requisite expertise to manage the workout process effectively, the asset management group determines current operating and financial status of an asset or portfolio and performs liquidity analysis of properties and ownership entities and then, if appropriate, identifies and evaluates alternatives in order to maximize the value of an investment.
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
      Financing Policies. We finance the acquisition of our structured finance investments primarily by borrowing against or “leveraging” our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity to assets ratio no less than 20%, although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant by our manager. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.
      Our investments are financed primarily by collateralized debt obligations, our variable rate junior subordinate notes, and through our floating rate warehouse lines of credit, loan repurchase agreements and other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.
      Credit Risk Management Policy. We are exposed to various levels of credit and special hazard risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We originate or purchase mortgage loans that meet our minimum debt service coverage standards. ACM, as our manager, our chief credit officer, and our asset management group, reviews and monitors credit risk and other risks of loss associated with each investment. In addition, ACM seeks to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our board of directors monitors the overall portfolio risk and reviews levels of provision for loss.
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
      We may enter into hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as ACM determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract, while comprising non-qualifying income for purposes of the REIT 75% gross income test, would not give rise to non-qualifying income for purposes of the 95% gross income test. ACM may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.
      To date, we have entered into various interest rate swaps in connection with the issuance of floating rate secured notes, the issuance of variable rate junior subordinate notes, and to hedge the interest risk on forecasted outstanding Libor based debt. The notional amount of each interest rate swap agreement and the related terms have been designed to protect our investment portfolio from interest rate risk and to match the payment and receipts of interest on the underlying debt instruments, where applicable.
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
      Equity Capital Policies. Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock in connection with acquisitions. We also may issue units of partnership interest in our operating partnership in connection with acquisitions of property. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our board of directors. Our board of directors currently has no intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as the board of directors concludes that we should continue to qualify as a REIT.
      Conflicts of Interest Policies. We, our executive officers and ACM face conflicts of interests because of our relationships with each other. Mr. Kaufman is our chief executive officer and the chief executive officer of ACM. Mr. Ivan Kaufman and entities controlled by him own approximately 90% of the outstanding membership interests of ACM. In addition, Mr. Weber, our executive vice president of structured finance, Mr. Kilgore, our executive vice president of securitization, Mr. Fogel, our senior vice president of asset management, and two of our directors, Mr. Joseph Martello and Mr. Walter Horn, have minority ownership interests in ACM. Mr. Horn also serves as our secretary, general counsel, and director of compliance. Mr. Martello serves as the trustee and co-trustee of two separate trusts through which Mr. Kaufman owns an equity interest in ACM.
      We have implemented several policies, through board action and through the terms of our constituent documents and of our agreements with ACM, to help address these conflicts of interest:

•	Our charter requires that a majority of our board of directors be independent directors and that only our independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers.

•	Our board of directors has adopted a policy that decisions concerning our management agreement with ACM, including termination, renewal and enforcement thereof or our participation in any transactions with ACM or its affiliates outside of the management agreement, including our ability to purchase securities and mortgages or other assets from ACM, or our ability to sell securities and assets to ACM, must be reviewed and approved by a majority of our independent directors.

•	Our management agreement provides that our determinations to terminate the management agreement for cause or because the management fees are unfair to us or because of a change in control of our manager, will be made by a majority vote of our independent directors.

•	Our independent directors will periodically review the general investment standards established by ACM under the management agreement.

•	Our management agreement with ACM provides that ACM may not assign duties under the management agreement, except to certain affiliates of ACM, without the approval of a majority of our independent directors.

•	Our management agreement provides that decisions to approve or reject investment opportunities rejected by our credit committee that ACM or Mr. Kaufman wish to pursue will be made by a majority of our independent directors.
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
Compliance with Federal, State and Local Environmental Laws
      Properties that we may acquire directly or indirectly through partnerships, and the properties underlying our structured finance investments and mortgage-related securities, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to properties we may acquire. We will endeavor to ensure that these properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.
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
Employees
      We currently have 23 employees, including Mr. Kovarik, our chief credit officer, Mr. Weber, our executive vice president of structured finance, Mr. Horn, our secretary, general counsel, and director of compliance, Mr. Fogel, our senior vice president of asset management and Mr. Kilgore, our executive vice president of securitization. In addition, Mr. Kaufman, our chief executive officer and Mr. Elenio, our chief financial officer are full time employees of our manager, who perform the duties required pursuant to the management agreement with our manager.
Corporate Governance and Internet Address
      We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our manager. We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives.
      As a result of the resignation of Mr. Bernstein, one of our independent directors, on February 8, 2006, our board of directors does not presently consist of a majority of independent directors. We are currently in the process of replacing Mr. Bernstein and anticipate that our board of directors will again consist of a majority of independent directors in the near future. The audit, nominating/corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors.
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

ITEM 1A.	RISK FACTORS
      Our business is subject to various risks, including the risks listed below. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our common stock could decline.
Risks Related to Our Business

We may be unable to invest excess equity capital on acceptable terms or at all, which would adversely affect our operating results.
      We may not be able to identify investments that meet our investment criteria and we may not be successful in closing the investments that we identify. Unless and until we identify structured finance and mortgage-related security investments consistent with our investment criteria, any excess equity capital may be used to repay borrowings under our warehouse credit facility, bridge loan warehouse facility and repurchase agreements, which would not produce a return on capital. In addition, the investments that we acquire with our equity capital may not produce a return on capital. There can be no assurance that we will be able to identify attractive opportunities to invest our equity capital which would adversely affect our results of operations.

We depend on key personnel with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.
      Our future success depends, to a significant extent, upon the continued services of our manager and our employees. In particular, the mortgage lending experience of Mr. Ivan Kaufman and Mr. Fred Weber and the extent and nature of the relationships they have developed with developers of multi-family and commercial properties and other financial institutions are critical to the success of our business. We cannot assure you of their continued employment with Arbor Commercial Mortgage or us. The loss of services of one or more members of our manager’s officers or our officers could harm our business and our prospects.

The majority of our investments as of December 31, 2005 are mezzanine loans which are subject to a greater risk of loss than loans with a first priority lien on the underlying real estate.
      We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than long term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We invest in multi-family and commercial real estate loans, which may involve a greater risk of loss than single family real estate loans.
      Our investments include multi-family and commercial real estate loans that are considered to involve a higher degree of risk than single family residential lending because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and tenant businesses operating therein, and loan terms that include amortization schedules longer than the stated maturity and provide for balloon payments at stated maturity rather than periodic principal payments. In addition, the value of commercial real estate can be affected significantly by the supply and demand in the market for that type of property.

Volatility of values of multi-family and commercial properties may adversely affect our loans and investments.
      Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property’s net operating income decreases, a borrower may have difficulty paying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.
      As a REIT, we are generally required to distribute at least 90% of our taxable income each year to our stockholders. In order to qualify for the tax benefits accorded to REITs, we intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this form 10-K. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends or make distributions to our stockholders. The timing and amount of dividends are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.
      Among the factors that could adversely affect our results of operations and impair our ability to make distributions to our stockholders are:

•	our ability to make profitable structured finance investments;

•	defaults in our asset portfolio or decreases in the value of our portfolio;

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates; and

•	increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness.
      A change in any one of these factors could affect our ability to make distributions. If we are not able to comply with the restrictive covenants and financial ratios contained in our credit facilities, our ability to make distributions to our stockholders may also be impaired. We cannot assure you that we will be able to make distributions to our stockholders in the future or that the level of any distributions we make will increase over time.
      In addition, distributions to stockholders are generally taxable to our stockholders as ordinary income, but a portion of these distributions may be designated by us as long-term capital gains to the extent they are attributable to capital gain income recognized by us, or may constitute a return of capital to the extent they exceed our earnings and profits as determined for tax purposes.

We may need to borrow funds under our credit facilities in order to satisfy our REIT distribution requirements, and a portion of our distributions may constitute a return of capital. Debt service on any borrowings for this purpose will reduce our cash available for distribution.
      We may need to borrow funds to meet the REIT requirement that we distribute at least 90% of our taxable income each year to our stockholders if our cash flows from operations are not sufficient to cover the distribution requirements or because there are differences in timing between the recognition of taxable income and the actual receipt of income in cash. Our warehouse credit facility, bridge loan warehouse facility and master repurchase agreements allow us to borrow up to a maximum amount against each of our investments financed under these credit facilities. If we have not borrowed the maximum allowable amount against any of these investments, we may borrow funds under our credit facilities up to these maximum amounts in order to satisfy REIT distribution requirements. Any required debt service will reduce cash and net income available for operations or distribution to our stockholders.
      In order to maximize the return on our funds, cash generated from operations is generally used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. When making distributions, we borrow the required funds by drawing on credit capacity available under our credit facilities. To date, all distributions have been funded in this manner. If distributions exceed cash available in the future, we may be required to borrow additional funds, which would reduce the amount of cash available for other purposes, or sell assets in order to meet our REIT distribution requirements.

Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.
      We believe that we conduct and we intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Under Section 3(c) (5) (C), the Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, and ownership of equity interests in owners of real property may not qualify for purposes of the 55% test depending on the type of entity. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ownership of these types of debt instruments and equity interests may be limited by the provisions of the Investment Company Act. To the extent that we do not comply with the SEC staff’s 55% test or another exemption or exclusion from registration under the Investment Company Act or other interpretations under the Investment Company Act, we may be deemed to be an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

We are substantially controlled by Arbor Commercial Mortgage and its controlling equity owner, Mr. Kaufman.
      Mr. Ivan Kaufman is our chairman and chief executive officer and the president and chief executive officer of our manager. Further, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of Arbor Commercial Mortgage. Arbor Commercial Mortgage owns approximately 3.8 million operating partnership units, representing a 18% limited partnership interest in our operating partnership and we own the remaining 82%. The operating partnership units are redeemable for cash or, at our election, for shares of our common stock generally on a one-for-one basis. Each of the operating partnership units Arbor Commercial Mortgage owns is paired with one share of our special voting preferred stock, each of which entitle Arbor Commercial Mortgage to one vote on all matters submitted to a vote of our stockholders. Arbor Commercial Mortgage is currently entitled to approximately 3.8 million votes, or 18% of the voting power of our outstanding stock. We granted Arbor Commercial Mortgage and Mr. Kaufman, as its controlling equity owner, an exemption from the ownership limitation contained in our charter, in connection with Arbor Commercial Mortgage’s acquisition of approximately 3.1 million shares of our special voting preferred stock on July  1, 2003. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding voting stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter as amended generally does not permit ownership in excess of 8.3% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our board of directors.
      For the purpose of preserving our REIT qualification, our charter generally prohibits direct or constructive ownership by any person of more than 8.3% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 8.3% (by value) of our outstanding shares of capital stock. For purposes of this calculation, warrants held by such person will be deemed to have been exercised if such exercise would result in a violation. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors will result in the shares being automatically transferred to a charitable trust or otherwise be void.
Risks Related to Conflicts of Interest

We are dependent on our manager with whom we have conflicts of interest.
      We have only 23 employees, including Mr. Fred Weber, Mr. Mark Fogel, Mr. John C. Kovarik, Mr. Walter Horn, Mr. Gene Kilgore, a two-person securitization group and a 16-person asset management group, and are dependent upon our manager, Arbor Commercial Mortgage, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager. Our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager, and our secretary, general counsel, and director of compliance, Mr. Walter Horn, is the general counsel of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of Arbor Commercial Mortgage and Messrs. Elenio, Weber, Fogel, Martello and Horn, also hold an ownership interest in Arbor Commercial Mortgage. Mr. Martello also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in Arbor Commercial Mortgage and co-trustee of another Kaufman entity that owns an equity interest in our manager. Arbor Commercial Mortgage holds an 18% limited partnership interest in our operating partnership which as a result has 18% of the voting power of our outstanding stock.
      We may enter into transactions with Arbor Commercial Mortgage outside the terms of the management agreement with the approval of majority vote of the independent members of our board of directors. Transactions required to be approved by a majority of our independent directors include, but are not limited to, our ability to purchase securities and mortgage and other assets from Arbor Commercial Mortgage or to sell securities and assets to Arbor Commercial Mortgage. Arbor Commercial Mortgage may from time to time provide permanent mortgage loan financing to clients of ours, which will be used to refinance bridge financing provided by us. We and Arbor Commercial Mortgage may also make loans to the same borrower or to borrowers that are under common control. Additionally, our policies and those of Arbor Commercial Mortgage may require us to enter into intercreditor agreements in situations where loans are made by us and Arbor Commercial Mortgage to the same borrower.
      We have entered into a management agreement with our manager under which our manager provides us with all of the services vital to our operations other than asset management services. However, the management agreement was not negotiated at arm’s length and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Certain matters relating to our organization also were not approved at arm’s length and the terms of the contribution of assets to us may not be as favorable to us as if the contribution was with an unaffiliated third party.
      The results of our operations is dependent upon the availability of, and our manager’s ability to identify and capitalize on, investment opportunities. Our manager’s officers and employees are also responsible for providing the same services for Arbor Commercial Mortgage’s portfolio of investments. As a result, they may not be able to devote sufficient time to the management of our business operations.

Our directors have approved very broad investment guidelines for our manager and do not approve each investment decision made by our manager.
      Our manager is authorized to follow very broad investment guidelines. Our directors will periodically review our investment guidelines and our investment portfolio. However, our board does not review each proposed investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the directors. Our manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us.

Our manager has broad discretion to invest funds and may acquire structured finance assets where the investment returns are substantially below expectations or that result in net operating losses.
      Our manager has broad discretion, within the general investment criteria established by our board of directors, to allocate the proceeds of the concurrent offerings and to determine the timing of investment of such proceeds. Such discretion could result in allocation of proceeds to assets where the investment returns are substantially below expectations or that result in net operating losses, which would materially and adversely affect our business, operations and results.
      The management compensation structure that we have agreed to with our manager may cause our manager to invest in high risk investments. Our manager is entitled to a base management fee, which is based on the equity of our operating partnership. The amount of the base management fee does not depend on the performance of the services provided by our manager or the types of assets it selects for our investment, but the value of our operating partnership’s equity will be affected by the performance of these assets. Our manager is also entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.
Risk Related to Our Status as a REIT

If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face substantial tax liability.
      We conduct our operations to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In particular, our ability to qualify as a REIT depends in part on the relative values of our common and special voting preferred stock, which have not been determined by independent appraisal, are susceptible to fluctuation, and could, if successfully challenged by the IRS, cause us to fail to meet the ownership requirements. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

      Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      Arbor Commercial Mortgage, our manager, leases our shared principal executive and administrative offices, located at 333 Earle Ovington Boulevard in Uniondale, New York.

ITEM 3.	LEGAL PROCEEDINGS
      We are not involved in any litigation nor, to our knowledge, is any litigation threatened against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.
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

				Dividends
	High	Low	Last	Declared

2004
First Quarter(1)	N/A	N/A	N/A	$0.38
April 1, 2004 to April 6, 2004(2)	N/A	N/A	N/A	$0.02
April 7, 2004 to June 30, 2004(3)	$21.00	$18.40	$19.95	$0.33
Third Quarter	$22.21	$18.05	$22.20	$0.43
Fourth Quarter(4)	$24.85	$20.25	$24.54	$0.47
2005
First Quarter	$27.00	$23.52	$24.75	$0.55
Second Quarter	$29.20	$24.25	$28.70	$0.57
Third Quarter	$31.20	$26.68	$28.10	$0.65
Fourth Quarter(5)	$29.42	$24.55	$25.92	$0.70

(1)	We were formed in June 2003 as a Maryland corporation and became a publicly traded company after the pricing of our public offering on April 6, 2004.

(2)	Represents the portion of the second quarter of 2004 prior to our initial public offering.

(3)	When combined with the $0.02 paid for the period April 1 through April 6, represents a regular quarterly dividend of $0.35 per share.

(4)	On January 13, 2005, we declared distributions of $0.47 per share of common stock, payable with respect to the three months ended December 31, 2004 to stockholders of record at the close of business on January 31, 2005.

(5)	On January 11, 2006, we declared distributions of $0.70 per share of common stock, payable with respect to the three months ended December 31, 2005 to stockholders of record at the close of business on January 23, 2006.
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
      On March 10, 2006, the closing sale price for our common stock, as reported on the NYSE, was $26.70. As of March 10, 2006, there were 5,500 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Equity Compensation Plan Information
      Information regarding securities authorized for issuance under our equity compensation plans which are set forth under the caption “Equity Compensation Plan Information” of the 2006 Proxy Statement is incorporated herein by reference.
Recent Issuances of Unregistered Securities
      In 2005, we issued a total of 282,776 shares of common stock upon the exercise of 287,141 warrants to purchase shares of our common stock and received a total of approximately $4.2 million in proceeds as a result of the exercise of such warrants. These warrants were originally issued and sold as part of units, each consisting of five shares of common stock and one warrant. Pursuant to the terms of the warrant agreement, dated as of July 1, 2003, each of the warrants were exercisable from July 13, 2004 to July 1, 2005 for one share of common stock at an initial exercise price of $15 in cash or a number of shares of common stock or warrants deemed to have a fair market value equivalent to the cash exercise price. Of the total number of shares of common stock issued upon the exercise of such warrants, 279,457 shares were issued in consideration of the payment of the cash exercise price and 3,319 shares were issued in consideration of the holder of the related warrant surrendering shares of common stock or additional warrants in lieu of the cash exercise price. Funds received from the exercise of warrants were initially used to pay down debt outstanding under our credit facilities.
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
      In 2005, we issued 191,342 shares of common stock to ACM as payment of the incentive compensation earned by ACM for the quarters ending December 31, 2004, March 31, 2005, June 30, 2005, and September 30, 2005. The issuance of these 191,342 shares as payment for ACM’s incentive compensation was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.
      In February 2005, 1,000 restricted shares were issued to each of four independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors were vested as of the date of grant, another one third vested on January 31, 2006 and the remaining third will vest on January 31, 2007. In May 2005, we issued 41,000 shares of restricted common stock under the stock incentive plan to certain of our employees and employees of our manager, ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and recognized currently in earnings, the second one-fifth will vest in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009. In July 2005, we issued 77,500 shares of restricted common stock under the stock incentive plan to certain of our employees and employees of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and is recognized currently in earnings, the second one-fifth will vest in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009. In August 2005, the Company issued 2,000 shares of restricted common stock under the stock incentive plan to two of our directors. One third of the restricted stock granted to each of these employees were vested as of the date of grant and is recognized currently in earnings, the second one-third will vest in August 2006, the third one-third will vest in August 2007. The issuance of these 124,500 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
      The following tables present selected historical consolidated financial information as of December 31, 2005, 2004, and 2003, and for the years ended December 31, 2005, 2004, and for the period from June 24, 2003 (inception) to December 31, 2003. The selected historical consolidated financial information presented below under the captions “Consolidated Income Statement Data” and “Consolidated Balance Sheet Data” have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. The information presented under the caption “Consolidated Income Statement Data” for the period ended December 31, 2003 is not necessarily indicative of any other interim period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries” and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

			Period from June 24, 2003
	Year Ended	Year Ended	(Inception) to
	December 31, 2005	December 31, 2004	December 31, 2003

Consolidated Income Statement Data:
Interest income	$121,109,157	$57,927,230	$10,012,449
Other income	498,250	42,265	156,502
Total revenue	121,607,407	57,969,495	10,168,951
Management fees — related party	12,430,546	3,614,830	587,734
Total expenses	68,392,843	27,545,997	5,452,865
Income from equity affiliates	8,453,440	525,000	—
Net income	50,387,023	25,072,682	3,407,919
Earnings per share, basic	2.99	1.81	0.42
Earnings per share, diluted(1)(2)	2.98	1.78	0.42
Dividends declared per common share(3)	2.24	1.16	0.50

	At December 31, 2005	At December 31, 2004	At December 31, 2003

Consolidated Balance Sheet Data
Loans and investments, net	$1,246,825,906	$831,783,364	$286,036,610
Related party loans, net	7,749,538	7,749,538	35,940,881
Total assets	1,396,075,357	912,295,177	338,164,432
Repurchase agreements	413,624,385	409,109,372	113,897,845
Collateralized debt obligations	299,319,000	—	—
Junior subordinated notes to subsidiary trust issuing preferred securities	155,948,000	—	—
Notes payable	115,400,377	165,771,447	58,630,626
Notes payable — related party	30,000,000	—	—
Total liabilities	1,044,775,284	589,292,273	183,416,716
Minority interest	63,691,556	60,249,731	43,631,602
Total stockholders’ equity	287,608,517	262,753,173	111,116,114

			Period from June 24, 2003
	Year Ended	Year Ended	(Inception) to
	December 31, 2005	December 31, 2004	December 31, 2003

Other Data
Total originations(4)	$953,937,330	$782,301,133	$186,289,922

(1)	In 2005, ACM, the manager of our Company, earned incentive management fees totaling $9.9 million. Based on the terms of the management agreement, ACM elected to be paid its 2005 incentive management fees partially in cash totaling $4.4 million and partially in common shares totaling 205,069, of which 57,370 were issued in 2006.

(2)	The warrants underlying the units issued in the private placement at $75.00 per unit have an initial exercise price of $15.00 per share and expired on July 1, 2005. This exercise price is equal to the price per share of common stock underlying the units and approximates the market value of our common stock at December 31, 2003. Therefore, the assumed exercise of the warrants was not considered to be dilutive for purposes of calculating diluted earnings per share.

(3)	On January 11, 2006, our board of directors authorized and we declared a distribution to our stockholders of $0.70 per share of common stock, payable with respect to the quarter ended December 31, 2005, to stockholders of record at the close of business on January 23, 2006. We made this distribution on February 6, 2006.

(4)	Year ended December 31, 2005 originations are net of a $59.4 million participation in one of our loans.

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
      The tables on the following page present selected historical consolidated financial information of the structured finance business of Arbor Commercial Mortgage at the dates and for the periods indicated. The structured finance business did not operate as a separate legal entity or business division or segment of Arbor Commercial Mortgage but as an integrated part of Arbor Commercial Mortgage’s consolidated business. Accordingly, the statements of revenue and direct operating expenses do not include charges from Arbor Commercial Mortgage for corporate general and administrative expense because Arbor Commercial Mortgage considered such items to be corporate expenses and did not allocate them to individual business units. These expenses included costs for Arbor Commercial Mortgage’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs. The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the years ended December 31, 2002 and 2001, the six months ended June 30, 2003 and under the caption “Consolidated Statement of Assets and Liabilities Data” as of December 31, 2002 and 2001 have been derived from the audited consolidated financial statements of the structured finance business of Arbor Commercial Mortgage. The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the six months ended June 30, 2003 is not necessarily indicative of the results of any other interim period or the year ended December 31, 2003.
      The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the six months ended June 30, 2002 have been derived from the unaudited interim consolidated financial statements of Arbor Commercial Mortgage’s structured finance business and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial information for such periods. The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the six-month period ended June 30, 2002 are not necessarily indicative of the results of any other interim period or the year ended December 31, 2002.
      The consolidated financial statements of Arbor Commercial Mortgage’s structured finance business included in this report represent the consolidated financial position and results of operations of Arbor Commercial Mortgage’s structured finance business during certain periods and at certain dates when Arbor Commercial Mortgage previously held our initial assets, as well as several other structured finance investments that we did not acquire in connection with our formation transactions. See “Selected Consolidated Financial Information of Arbor Realty Trust, Inc. and Subsidiaries.” Accordingly, the historical financial results of Arbor Commercial Mortgage’s structured finance business are not indicative of our future performance. In addition, since the information presented is only a summary and does not provide all of the information contained in the consolidated financial statements of Arbor Commercial Mortgage’s structured finance business, including related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Structured Finance Business of Arbor Commercial Mortgage, LLC and Subsidiaries” and the consolidated financial statements of Arbor Commercial Mortgage’s structured finance business, including related notes, contained elsewhere in this report.

Consolidated Statement of Revenue and Direct Operating Expenses Data:

	Six Months Ended June 30,		Year Ended December 31,

	2003	2002	2002	2001(1)

		(Unaudited)
Interest Income	$7,688,465	$7,482,750	$14,532,504	$14,667,916
Other income	1,552,414	553,625	1,090,106	1,668,215
Total revenue	9,240,879	8,036,375	15,622,610	16,336,131
Total direct operating expenses	5,737,688	8,344,302	13,639,755	10,997,800
Revenue in excess of direct operating expenses before gain on sale of loans and real estate and income from equity affiliates	3,503,191	(307,927)	1,982,855	5,338,331
Gain on sale of loans and real estate	1,024,268	7,006,432	7,470,999	3,226,648
Income from equity affiliates	—	601,100	632,350	1,403,014
Revenue, gain on sale of loans and real estate and income from equity affiliates in excess of direct operating expenses	4,527,459	7,299,605	10,086,204	9,967,993
Consolidated Statement of Assets and Liabilities Data:

	At December 31,

	2002	2001

Loans and investments, net	$172,142,511	$160,183,066
Related party loans, net	15,952,078	15,880,207
Investment in equity affiliates	2,586,026	2,957,072
Total assets	200,563,236	183,713,747
Notes payable and repurchase agreements	141,836,477	132,409,735
Total liabilities	144,280,806	134,086,301
Net assets	56,282,430	49,627,446
Other Data (Unaudited):

	Six Months Ended June 30,		Year Ended December 31,

	2003	2002	2002	2001

Total Originations	$117,965,000	$30,660,000	$130,043,000	$86,700,000

(1)	In June 1998, Arbor Commercial Mortgage entered into a joint venture with SFG I, an affiliate of Nomura Asset Capital Corp., for the purpose of acquiring up to $250 million of structured finance investments. Arbor Commercial Mortgage and SFG I each made 50% of the capital contributions to the joint venture and shared profits equally. Nomura Asset Capital Corp. provided financing to the joint venture in the form of a repurchase agreement. On July 31, 2001, Arbor Commercial Mortgage purchased SFG I’s interest in this venture. This buyout was accounted for by the purchase accounting method. Prior to the purchase, net income from this venture was recorded in income from equity affiliates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income which is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. The provision for income taxes related to these taxable subsidiaries has not been material as they have had minimal activity.
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
      On April 13, 2004, we sold 6,750,000 shares of our common stock at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. On May 11, 2004, we issued and sold 524,200 additional shares of common stock, for net proceeds of approximately $9.8 million after deducting the underwriting discount pursuant to the exercise of a portion of the over-allotment option granted to the underwriters of our initial public offering. Additionally, as of December 31, 2005, we issued 1,256,130 shares of common stock from the exercise of warrants originally issued as a component of units on July 1, 2003, for proceeds of $17.1 million.
Changes in Financial Condition
      In 2005, we originated 54 loans and investments totaling $1.0 billion (net of a $59.4 million participation in one of our loans), of which $792.1 million was funded as of December 31, 2005. Of the new loans and investments, 24 were mezzanine loans totaling $431.1 million, 15 were bridge loans totaling $322.9 million, nine were junior participating interests totaling $168.0 million, three were preferred equity loans totaling $18.8 million, and three were other loans totaling $13.0 million. We have received full satisfaction of 38 loans totaling $549.4 million and partial repayment on seven loans totaling $25.0 million. Also, we had $5.4 million of capital returned to us on three of our equity investments.
      Since December 31, 2005, we have originated ten loans totaling approximately $108.1 million. In addition, we have received $75.1 million for the repayment in full of three loans and $14.0 million for the partial repayment of five loans.
      Our loan portfolio balance at December 31, 2005 was $1.3 billion, with a weighted average current interest pay rate of 9.24%, as compared to $842.5 million, with a weighted average current interest pay rate of 8.87%, at December 31, 2004. At December 31, 2005, advances on financing facilities totaled $1.0 billion, with a weighted average funding cost of 6.57% (6.36% excluding a $59.4 million participation in one of our loans), as compared to $530.7 million, with a weighted average funding cost of 5.05%, at December 31, 2004. Additionally, our joint venture investment portfolio at December 31, 2005 was $18.1 million as compared to $5.3 million at December 31, 2004.
      In January 2005, we completed a non-recourse collateralized debt obligation (“CDO”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained the equity interest in the portfolio with a value of approximately $164 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $441 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $28 million of cash available for acquisitions of loans and other permitted investments. The notes have an initial weighted average spread of approximately 77 basis points over three-month LIBOR. The facility has a four-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. We intend to own the portfolio of real estate-related assets until its maturity and have accounted for this transaction on our balance sheet as a financing. These proceeds were used to repay outstanding debt with higher costs of funds. In connection with the CDO, we entered into an interest rate swap agreement to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR.
      On January 11, 2006, we completed our second non-recourse collateralized debt obligation (“CDO II”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained an equity interest in the portfolio with a value of approximately $119 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $412 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $63 million of cash available for acquisitions of loans and other permitted investments. The notes have an initial weighted average spread of approximately 74 basis points over three-month LIBOR. The facility has a five-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. We intend to own the portfolio of real estate-related assets until its maturity and will account for this transaction on our balance sheet as a financing. These proceeds were used to repay outstanding debt with higher costs of funds. In connection with CDO II, we entered into an interest rate swap agreement to hedge our exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR as well as interest rate swaps on current and future projected LIBOR-based debt relating to certain fixed rate loans in our portfolio.
Sources of Operating Revenues
      We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 83%, 96% and 98% of our total revenues in 2005, 2004, and for the period ended December 31, 2003, respectively.
      Interest income is also derived from profits of equity participation interests. In 2005 and 2004, interest income from participation interests represented approximately $19.7 million and $1.2 million, or 16% and 2% of total revenues, respectively. No income was derived from this source in 2003.
      We also derive interest income from our investments in mortgage related securities. In 2005 and 2004, interest on these investments represented approximately 1% and 2% of our total revenues, respectively. No income was derived from this source in 2003.
      Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented less than 1%, less than 1% and 2% of our total revenues in 2005, 2004 and the period ended December 31, 2003, respectively.
Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
      We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity method of accounting. We record our share of the net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. The Company is not required to fund losses incurred by the joint venture. Therefore, the Company only recognizes its share of losses to the extent of its capital investment. In 2005 and 2004, income from equity affiliates totaled $8.5 million and $0.5 million, respectively.
      We also may derive income from the gain on sale of loans and real estate. We may acquire (1) real estate for our own investment and, upon stabilization, disposition at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio. No such income has been recorded to date.
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
Loans and Investments
      Statement of Financial Accounting Standards (“SFAS”) No. 115 requires that at the time of purchase, we designate a security as held to maturity, available for sale, or trading depending on ability and intent. Securities held for sale are reported at fair value, while securities and investments held to maturity are reported at amortized cost. We do not have any trading securities at this time.
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
      Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. As of December 31, 2005, and 2004, no impairment has been identified and no valuation allowances have been established.
Repurchase Obligations
      In certain circumstances, we have financed the purchase of investments from counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities a Replacement of FASB Statement No. 125” (“SFAS 140”), that these transactions may not qualify as a purchase by us. We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, we would be required to present the net investment on our balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of December 31, 2005 we had entered into eight such transactions, with a book value of the associated assets of $176.7 million financed with repurchase obligations of $124.6 million. As of December 31, 2004, we had entered into eleven such transactions, with a book value of the associated assets of $310.4 million financed with repurchase obligations of $180.4 million. Adoption of the aforementioned treatment would result in these assets and liabilities being recorded net on our balance sheets.
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
Capitalized Interest
      The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. An investee, in one of the Company’s joint ventures accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the year ended December 31, 2005 the Company capitalized $0.5 million of interest relating to this investment, there was no capitalization of interest during the year ended December 31, 2004, or in the period June 24, 2003 to December 31, 2003.
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
Variable Interest Entities
      In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) as a revision to FIN No. 46, which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
      We have evaluated our loans and investments and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in us determining that our mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2005, we have identified thirteen loans and investments which were made to entities determined to be VIE’s. A summary of our identified VIE’s is presented in Note 2 of our consolidated financial statements, which appear in “Financial Statements and Supplementary Data”. However, for the thirteen VIE’s identified, we have determined that we are not the primary beneficiaries and as such the VIE’s should not be consolidated in our financial statements. For all other investments, we have determined they are not VIE’s. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate.
Derivatives and Hedging Activities
      In accordance with Financial Accounting Statement (“FAS”) 133, the carrying values of interest rate swaps and the underlying hedged liabilities are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Changes in the fair value of these derivatives are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that do not qualify for cash flow hedge accounting treatment are adjusted to fair value through income.
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
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB

Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and supersedes EITF Abstracts, Topics D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The FSP is required to be applied to reporting periods beginning after December  15, 2005. We do not expect adoption to have a material impact on the consolidated financial statements.
Results of Operations
      The following table sets forth our results of operations for the years ended December 31, 2005 and 2004:

	Year Ended December 31,		Increase/(Decrease)

	2005	2004	Amount	Percent

Revenue:
Interest income	$121,109,157	$57,927,230	$63,181,927	109%
Other income	498,250	42,265	455,985	1079%

Total revenue	121,607,407	57,969,495	63,637,912	110%

Expenses:
Interest expense	45,745,424	19,372,575	26,372,849	136%
Employee compensation and benefits	4,274,609	2,325,727	1,948,882	84%
Stock based compensation	1,590,898	324,343	1,266,555	390%
Selling and administrative	4,351,366	1,908,522	2,442,844	128%
Management fee — related party	12,430,546	3,614,830	8,815,716	244%

Total expenses	68,392,843	27,545,997	40,846,846	148%

Income before minority interest and income from equity affiliates	53,214,564	30,423,498	22,791,066	75%
Income from equity affiliates	8,453,440	525,000	7,928,440	1510%

Income before minority interest	61,668,004	30,948,498	30,719,506	99%
Income allocated to minority interest	11,280,981	5,875,816	5,405,165	92%

Net income	$50,387,023	$25,072,682	$25,314,341	101%

Revenue
      Interest income increased $63.2 million, or 109%, to $121.1 million in 2005 from $57.9 million in 2004. This increase was due in part to a distribution of $17.2 million in 2005 representing a 16.7% carried profits interest in a $30.1 million mezzanine loan that we have outstanding. This distribution was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding this transaction, interest income increased $46.0 million, or 79%, over the same period. This increase was due to a 50% increase in the average balance of the loan and investment portfolio from $653.1 million in 2004 to $978.8 million in 2005 due to increased loan and investment originations, as well as an 18% increase in the average yield on the assets from 8.8% in 2004 to 10.4% in 2005 primarily due to increased market interest rates, partially offset by an increased average balance of our fixed rate loan portfolio. Interest income from available for sale securities decreased $0.3 million, or 25%, to $0.8 million in 2005 from $1.1 million in 2004. This decrease is due to a lower average balance in 2005 as a result of prepayments received on our investment.
      Other income totaled $0.5 million in 2005, up from $42,265 in 2004. This is primarily due to increased structuring fees received for services rendered in arranging loan facilities in 2005.

Expenses
      Interest expense increased $26.4 million, or 136%, to $45.7 million in 2005 from $19.4 million in 2004. This increase was due to an 87% increase in the average debt financing on our loan and investment portfolio from $383.8 million in 2004 to $717.5 million in 2005 due to increased loan and portfolio originations, a 29% increase in the average cost of borrowings from 4.8% to 6.2% as a result of increased market interest rates, as well as the cost of interest rate swaps on our variable rate debt associated with certain of our fixed rate loans. In addition, interest expense on debt financing of our available-for-sale securities portfolio increased $0.6 million, or 100%, to $1.3 million in 2005 from $0.6 million in 2004. This increase is due to a higher cost of borrowings in 2005 as a result of increased market interest rates, partially offset by a lower average balance in 2005 as a result of prepayments received on our investment.
      Employee compensation and benefits expense increased $1.9 million or 84%, to $4.3 million in 2005 from $2.3 million in 2004. This increase was primarily due to the expansion of staffing needs associated with the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
      Stock-based compensation expense totaled $1.6 million in 2005, up from $0.3 million in 2004. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. The increase was primarily due to the initial one-fifth vesting of 118,500 shares granted in 2005 combined with the initial one-third vesting of 6,000 shares granted in 2005, partially offset by a decrease in the ratable portion of the 2003 unvested restricted stock grants in 2005 as compared to 2004.
      Selling and administrative expense increased $2.4 million, or 128%, to $4.4 million in 2005 from $1.9 million in 2004. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance, marketing costs, insurance expense and director’s fees.
      Management fees totaled $12.4 million in 2005, up from $3.6 million in 2004. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.5 million, or 27%, to $2.5 million in 2005 from $2.0 million in 2004. This increase was primarily due to increased stockholder’s equity directly attributable to increased profits and contributed capital over the same period in 2004. The incentive management fees totaled $9.9 million in 2005, up from $1.6 million in 2004. This increase was primarily due to increased profitability.

Income From Equity Affiliates
      Income from equity affiliates totaled $8.5 million in 2005, up from $0.5 million in 2004. This increase was primarily due to excess proceeds received from the refinance of properties in the portfolio of one of our investments in equity affiliates in 2005.

Income Allocated to Minority Interest
      Income allocated to minority interest increased $5.4 million, or 92%, to $11.3 million in 2005 from $5.9 million in 2004. These amounts represent the portion of our income allocated to our manager. This increase was due to a 99% increase in income before minority interest, partially offset by a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 18.3% and 20.1% in our operating partnership in 2005 and 2004, respectively.

      The following table sets forth our results of operations for the year ended December 31, 2004 and for the period from June 24, 2003 (Inception) to December 31, 2003:

		Period
		June 24, 2003
	Year Ended	(Inception) to	Increase/(Decrease)
	December 31,	December 31,
	2004	2003	Amount	Percent

Revenue:
Interest income	$57,927,230	$10,012,449	$47,914,781	479%
Other income	42,265	156,502	(114,237)	(73)%

Total revenue	57,969,495	10,168,951	47,800,544	470%

Expenses:
Interest expense	19,372,575	1,669,731	17,702,844	1060%
Employee compensation and benefits	2,325,727	940,336	1,385,391	147%
Stock based compensation	324,343	1,721,367	(1,397,024)	(81)%
Selling and administrative	1,908,522	533,697	1,374,825	258%
Management fee — related party	3,614,830	587,734	3,027,096	515%

Total expenses	27,545,997	5,452,865	22,093,132	405%

Income before minority interest and income from equity affiliates	30,423,498	4,716,086	25,707,412	545%
Income from equity affiliates	525,000	—	525,000	n/m

Income before minority interest	30,948,498	4,716,086	26,232,412	556%
Income allocated to minority interest	5,875,816	1,308,167	4,567,649	349%

Net income	$25,072,682	$3,407,919	$21,664,763	636%

Revenue
      Interest income totaled $57.9 million in 2004, up from $10.0 million for the period ended December 31, 2003. This increase was due to a full year’s results in 2004 as compared to a partial year’s results in 2003, a 149% increase in the average balance of the loan and investment portfolio from $254.9 million for the period ended December 31, 2003 to $635.1 million in 2004 due to increased loan and investment originations, as well as a 14% increase in the average yield on the assets from 7.7% to 8.8% as a result of increased market interest rates. In addition, interest income in 2004 included a $1.2 million participation interest earned and received on one of our loans as compared to no participation interest recorded during the period ending December 31, 2003. Interest income from available for sale securities in 2004 was $1.1 million, with an average available for sale securities balance of $51.9 million and an average yield of 2.1%. There was no interest income recorded from available for sale securities during the period ended December 31, 2003.
      Other income decreased $114,000, or 73%, to $42,000 in 2004 from $157,000 for the period ended December 31, 2003. This income represents loan structuring and miscellaneous asset management fees associated with our loan and investment portfolio.

Expenses
      Interest expense totaled $19.4 million in 2004, up from $1.7 million for the period ended December 31, 2003. This increase was due to a full year’s results in 2004 as compared to a partial year’s results in 2003, a 315% increase in the average debt financing on our loan and investment portfolio from $92.5 million for the period ended December 31, 2003 to $383.8 million in 2004 due to increased loan and portfolio originations, as well as a 37% increase in the average cost of these borrowings from 3.5% to 4.8% as a result of increased market interest rates. In addition, interest expense on debt financing of our available-for-sale securities portfolio in 2004 was $0.6 million, with an average debt financing on our available for sale securities balance of $50.3 million and an average yield of 1.24%. There was no interest expense recorded from available for sale securities during the period ended December 31, 2003.
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
      Selling and administrative expense totaled $1.9 million in 2004, up from $0.5 million for the period ended December 31, 2003. This increase was directly attributable to a full year’s results in 2004 as compared to a partial year’s results in 2003 combined with an increase in professional fees, including legal and accounting services, insurance expense and director’s fees associated with operating a public company since our IPO in 2004.
      Management fees totaled $3.6 million in 2004, up from $0.6 million for the period ended December 31, 2003. This increase was directly attributable to a full year’s results in 2004 as compared to a partial year’s results in 2003, combined with $1.6 million in incentive management fees recorded in 2004 not earned during the period ended December 31, 2003 due to the requirements for incentive compensation not satisfied, as well as an increase in the average base management fees associated with increased stockholder’s equity directly attributable to greater profits and contributed capital.

Income From Equity Affiliates
      Income from equity affiliates was $525,000 in 2004. This amount represents an allocation of income from one of our joint venture interests. For the period ended December 31, 2003, no income from equity affiliates was recorded.

Income Allocated to Minority Interest
      Income allocated to minority interest totaled $5.9 million in 2004, up from $1.3 million for the period ended December 31, 2003. These amounts represent the portion of our income allocated to our manager. This increase was due to a full year’s results in 2004 as compared to a partial year’s results in 2003, combined with an increase in income before minority interest, partially offset by a decrease in our manager’s limited partnership interest in us. Our manager owned an 18.7% and 27.7% limited partnership interest in our operating partnership at December 31, 2004 and 2003, respectively.
Liquidity and Capital Resources

Sources of Liquidity
      Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, the issuance of floating rate notes resulting from our CDO’s (described below) in January 2005 and January 2006, the issuance of junior subordinated notes to subsidiary trusts issuing preferred securities (described below) in 2005, borrowings under credit agreements, net cash provided by operating activities including cash from equity participation interests, repayments of outstanding loans and investments, funds from junior loan participation arrangements and the future issuance of common, convertible and/or preferred equity securities.
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
      We also maintain liquidity through four master repurchase agreements, one warehouse credit facility and one bridge loan warehousing credit agreement with five different financial institutions. In addition, we have issued two collateralized debt obligations and five separate junior subordinated notes. London interbank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.
      We have a $350.0 million master repurchase agreement with Wachovia Bank National Association, dated as of December 23, 2003, with a term of three years and bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In July 2004, this repurchase agreement was amended increasing the amount of available financing from $250 million to $350 million and amending certain terms of this agreement. In December 2005, we amended this facility on a temporary basis which provided for an increase in the amount of financing available under this facility from $350 million to $500 million. This increase expired in January of 2006 in conjunction with the close of CDO II. At December 31, 2005, the outstanding balance under this facility was $380.5 million with a current weighted average note rate of 6.37%. Subsequent to December 31, 2005, $203 million of this facility was paid down in connection with the CDO II closing (see below). In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. This agreement expires in July 2006 and has an interest rate of LIBOR plus 0.20%. At December 31, 2005, the outstanding balance under this facility was $28.4 million with a current weighted average note rate of 4.48%.
      We have a $100.0 million master repurchase agreement with a second financial institution, effective in December 2005, that has a term expiring in December 2006 and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At December 31, 2005, the outstanding balance under this facility was $4.7 million with a current weighted average note rate of 5.37%.
      We have a $50.0 million master repurchase agreement with a third financial institution, dated as of July 1, 2003, which matures in July 2006 and bears interest at LIBOR plus pricing of 1.75% to 3.50%, varying on the type of asset financed. This facility has not yet been utilized.
      We have a $50.0 million bridge loan warehousing credit agreement with a fourth financial institution, to provide financing for bridge loans. This agreement expires in June 2006 and bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6-month LIBOR plus 1.75%, at the Company’s option. At December 31, 2005, the outstanding balance under this facility was $46.5 million with a current weighted average note rate of 6.32%.
      We have a $50.0 million warehousing credit facility with a fifth financial institution, effective in December 2005, that has a term expiring in December 2007 and bears interest at LIBOR plus pricing of 2.00% to 2.50%, varying on the type of asset financed. At December 31, 2005, the outstanding balance under this facility was $2.6 million with a current weighted average note rate of 6.68%.

      We had a $50.0 million warehouse credit facility with a sixth financial institution, who beneficially owned approximately 2% of our outstanding common stock as of December 31, 2005 which was subsequently terminated in January 2006. This agreement had a term of one year with two six-month extension periods and bore interest at LIBOR plus 6.00%. At December 31, 2005, the outstanding balance under this facility was $30.0 million with a current weighted average note rate of 10.29%.
      We had a $50.0 million unsecured revolving credit agreement with a seventh financial institution, which was terminated in December 2005. This agreement had a term of one year with two one-year extension options and an interest rate of LIBOR plus 7.00%.
      We have a non-recourse collateralized debt obligation transaction or CDO, which closed on January 19, 2005, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 77 basis points over a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the CDO were used to repay outstanding debt under our existing facilities totaling $267 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. At December 31, 2005, the outstanding balance under this facility was $299.3 million with a weighted average current note rate of 4.93%. Proceeds from the repayment of assets which serve as collateral for our CDO must be retained in the CDO structure until such collateral can be replaced or used to paydown the secured notes and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO is consolidated in our financial statements.
      On January 11, 2006, we completed our second non-recourse collateralized debt obligation transaction, or CDO II, whereby $475 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 74 basis points over a floating rate of interest based on three-month LIBOR. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from CDO II were used to repay outstanding debt under our existing facilities totaling $301 million. By contributing these real estate assets to CDO II, this transaction resulted in a decreased cost of funds relating to CDO II’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO II must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO II is consolidated in our financial statements.
      In 2005, we, through newly-formed wholly-owned subsidiaries of our operating partnership, issued a total of $155.9 million of junior subordinated notes in five separate private placements, described in Note 6 “Debt Obligations” of our consolidated financial statements, which appears in “Financial Statements and Supplementary Data — Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.” These securities are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At December 31, 2005, the outstanding balance under these facilities was $155.9 million with a current weighted average note rate of 7.53%.
      The warehouse credit agreement, bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR. The amount of our pricing over LIBOR varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.
      The warehouse credit agreement, bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.
      As of December 31, 2005, these facilities had an aggregate capacity of $1.4 billion and borrowings were approximately $1.0 billion.
      Each of the credit facilities contains various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of December 31, 2005, we are in compliance with all covenants and restrictions under these credit facilities.
      We have a junior loan participation with a total outstanding balance at December 31, 2005 of $6.8 million. This participation borrowing has a maturity date equal to the corresponding mortgage loan and is secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.
      In 2005, we have entered into two junior loan participations with a total outstanding balance at December 31, 2005 of $59.5 million. These participation borrowings have maturity dates equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.
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

Contractual Commitments
      As of December 31, 2005, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)

Contractual Obligations	2006	2007-2008	2009-2010	Thereafter	Total

Notes payable	$8,255	$59,966	$10,903	$—	$79,124
Collateralized debt obligations(2)	—	—	299,319	—	299,319
Repurchase agreements(3)	69,675	247,221	37,355	59,374	413,625
Trust preferred securities	—	—	—	155,948	155,948
Loan participations	6,878	59,400	—	—	66,278
Outstanding unfunded commitments(4)	11,442	34,329	4,110	—	49,881
Interest rate swaps, treated as hedges(5)	N/A	N/A	N/A	N/A	N/A
Non-hedge derivative obligations(5)	N/A	N/A	N/A	N/A	N/A
Management fee(6)	N/A	N/A	N/A	N/A	N/A

Totals	$96,250	$400,916	$351,687	$215,322	$1,064,175

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $299,319,000 of CDO I debt with a weighted average remaining maturity of 3.7 years as of December 31, 2005.

(3)	In connection with the CDO II transaction in January 2006, $31 million of a notes payable facility scheduled to mature in 2007, $29 million of the repurchase agreement scheduled to mature in 2006, $139 million of the repurchase agreements scheduled to mature in 2007-2008, $37 million of the repurchase agreements scheduled to mature in 2009-2010, and $59 million of the repurchase agreements scheduled to mature after 2010 were repaid. CDO II has a five-year replenishment period.

(4)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $49.9 million as of December 31, 2005, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(5)	These contracts do not have fixed and determinable payments.

(6)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.

(7)	We have contractual obligations to make future payments in connection with short-term and long-term debt described in the section entitled “Liquidity and Capital Resources.”

Management Agreement
      Base Management Fees. In exchange for the services that ACM provides us pursuant to the management agreement, we pay our manager a monthly base management fee in an amount equal to:

(1) 0.75% per annum of the first $400 million of our operating partnership’s equity (equal to the month-end value computed in accordance with GAAP of total partners’ equity in our operating partnership, plus or minus any unrealized gains, losses or other items that do not affect realized net income),

(2) 0.625% per annum of our operating partnership’s equity between $400 million and $800 million, and

(3) 0.50% per annum of our operating partnership’s equity in excess of $800 million.
      The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $2.5 million and $2.0 million in base management fees for services rendered in 2005 and 2004, respectively.
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
      In 2005, our manager earned a total of $9.9 million of incentive compensation and elected to receive it partially in cash totaling $4.4 million and partially in 205,069 shares of common stock. In 2004, our manager earned $1.6 million of incentive compensation which was paid in 66,141 shares of common stock.
      We pay the annual incentive compensation in four installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the 12 months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive compensation are subject to recalculation and potential reconciliation at the end of such fiscal year. Subject to the ownership limitations in our charter, at least 25% of this incentive compensation is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last 20 days of the fiscal quarter for which the incentive compensation is being paid.
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
Inflation
      In our two most recent fiscal years, inflation and changing prices have not had a material effect on our net income and revenue. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. Additionally, we also have various fixed rate loans in our portfolio which are financed with variable rate LIBOR borrowings. In connection with these loans, we have entered into various interest swaps to hedge our exposure to the interest rate risk on our variable rate LIBOR borrowings as it relates to certain fixed rate loans in our portfolio. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be effected. See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk.”
Related Party Transactions

Related Party Loans
      As of December 31, 2005 and 2004, we had a $7.75 million first mortgage loan receivable that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the year ended December 31, 2005 and 2004, was approximately $0.6 million and $0.9 million, respectively.
      ACM had a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. In 2005, ACM received all of the invested capital and retained its interest in the joint venture. All loans outstanding to this joint venture were repaid in full in 2004. In 2003, we had a $16.0 million bridge loan outstanding to the joint venture, which was collateralized by a first lien position on a commercial real estate property. This loan was funded by ACM in June 2003 and was purchased by us in July 2003. The loan required monthly interest payments based on one month LIBOR and was repaid in full in 2004. We had agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million. The mezzanine financing required interest payments based on one month LIBOR and was repaid in full in 2004.
      Our $16.0 million bridge loan to the joint venture was contributed by ACM as one of the structured finance assets contributed to us on July 1, 2003 at book value, which approximates fair value. At the time of contribution, ACM also agreed to provide a limited guarantee of the loan’s principal amount based on any profits realized on its retained 50% interest in the joint venture with the borrower and ACM’s participating interests in borrowers under three other contributed structured finance assets.
      At the time of ACM’s origination of three of the structured finance assets that it contributed to us on July 1, 2003 at book value, which approximates fair value, each of the property owners related to these contributed assets granted ACM participating interests that share in a percentage of the cash flows of the underlying properties. Upon contribution of the structured finance assets, ACM retained these participating interests and its 50% non-controlling interest in the joint venture to which it had made the $16.0 million bridge loan. ACM agreed that if any portion of the outstanding amount of any of these four contributed assets is not paid at its maturity or repurchase date, ACM will pay to us, subject to the limitation described below, the portion of the unpaid amount of the contributed asset up to the total amount then received by ACM due to the realization of any profits on its retained interests associated with any of the four contributed assets (which had an aggregate balance of $22.3 million and $48.3 million as of December 31, 2004 and 2003, respectively). However, ACM will no longer be obligated to make such payments to us when the remaining accumulated principal amount of the four contributed assets, collectively, falls below $5 million and none of the four contributed assets were in default. In 2004 and 2005, these four investments matured, the borrowers paid the amounts due in full and ACM’s guarantee on these investments have been satisfied.
      In 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. We provided a portion of the loan facility. We were credited $0.4 million of this brokerage fee, which was included in other income.
      As of December 31, 2005 and 2004, $0.2 million and $0.6 million, respectively of escrows received at loan closings were due to ACM and included in due to related party. These payments were remitted in January 2005 and January 2006, respectively. In addition, as of December 31, 2005, approximately $0.1 million of net expenses due from ACM were included in due to related party. These payments were remitted in January 2006. Also, as of December 31, 2004, approximately $0.3 million of interest payments from borrowers due from ACM were included in due to related party. These payments were remitted in January 2005.

Other Related Party Transactions
      ACM contributed the majority of its structured finance portfolio to our operating partnership pursuant to a contribution agreement. The contribution agreement contains representations and warranties concerning the ownership and terms of the structured finance assets it contributed and other customary matters. ACM has agreed to indemnify us and our operating partnership against breaches of those representations and warranties. In exchange for ACM’s asset contribution, we issued to ACM approximately 3.1 million operating partnership units, each of which ACM may redeem for one share of our common stock or an equivalent amount in cash, at our election, and approximately 629,000 warrants, each of which entitled ACM to purchase one additional operating partnership unit at an initial exercise price of $15.00. The operating partnership units and warrants for additional operating partnership units issued to ACM were valued at approximately $43.9 million at July 1, 2003, based on the price offered to investors in our units in the private placement, adjusted for the initial purchaser’s discount. We also granted ACM certain demand and other registration rights with respect to the shares of common stock issuable upon redemption of its operating partnership units. In 2004, ACM exercised all of its warrants for a total of 629,345 operating partnership units and proceeds of $9.4 million.
      Each of the approximately 3.8 million operating partnership units owned by ACM is paired with one share of our special voting preferred stock that entitles the holder to one vote on all matters submitted to a vote of our stockholders. As operating partnership units are redeemed for shares of our common stock or cash an equivalent number of shares of special voting preferred stock will be redeemed and cancelled. As a result of the ACM asset contribution and the related formation transactions, ACM owns approximately an 18% limited partnership interest in our operating partnership and the remaining 82% interest in our operating partnership is owned by us. In addition, ACM has approximately 18% of the voting power of our outstanding stock.
      We and our operating partnership have entered into a management agreement with ACM pursuant to which ACM has agreed to provide us with structured finance investment opportunities and loan servicing as well as other services necessary to operate our business. As discussed above in “— Contractual Commitments,” we have agreed to pay our manager an annual base management fee and incentive compensation each fiscal quarter and share with ACM a portion of the origination fees that we receive on loans we originate with ACM pursuant to this agreement.
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
      We are dependent upon our manager, ACM, to provide services to us that are vital to our operations with whom we have conflicts of interest. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds an 18% limited partnership interest in our operating partnership and 18% of the voting power of our outstanding stock.
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

		(Unaudited)
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

      Expenses. The following table sets forth the components of direct operating expenses:

	Six Months Ended
	June 30,		Increase/(Decrease)

	2003	2002	Amount	Percent

		(Unaudited)
Interest expense	$3,468,275	$3,370,777	$97,498	3%
Employee compensation and benefits	1,751,147	1,410,272	340,875	24%
Selling and administrative	458,266	368,253	90,013	24%
Provision for loan losses	60,000	3,195,000	(3,135,000)	(98)%

Total direct operating expenses	$5,737,688	$8,344,302	$(2,606,614)	(31)%

      Interest expense increased $0.1 million, or 3%, to $3.5 million for the six months ended June 30, 2003 from $3.4 million for the six months ended June 30, 2002. This increase is primarily attributable to a 26% increase in the weighted average borrowings partially offset by a 19% decrease in the weighted average effective financing rate primarily due to a decline in market interest rates.
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
      Gain on Sale of Loans and Real Estate and Income from Equity Affiliates. The following table sets forth our gain on sale of loans and real estate and income from equity affiliates:

	Six Months Ended
	June 30,		(Decrease)

	2003	2002	Amount	Percent

		(Unaudited)
Gain on sale of loans and real estate	$1,024,268	$7,006,432	$(5,982,164)	(85)%
Income from equity affiliates	—	601,100	(601,100)	—
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
      We are externally managed and advised by ACM and pay ACM a management fee in accordance with the terms of the management agreement. ACM also sources originations, provides underwriting services and services all structured finance assets on our behalf. As a result, the operating expenses as presented in the historical consolidated financial statements of ACM’s structured finance business would have been affected had we been formed at an earlier time. Employee compensation and benefits expense would have decreased by $0.9 million for the six months ended June 30, 2003 because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $0.1 million for the six months ended June 30, 2003.
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
Related Party Transactions

Related Party Loans
      ACM has a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. At June 30, 2003, ACM’s structured finance business’ investments in this joint venture were approximately $2.6 million. This investment is accounted for under the equity method. At June 30, 2003, ACM had a $16.0 million bridge loan outstanding to the joint venture, which is collateralized by a first lien position on a commercial real estate property. There is a limited guarantee on the loan of 50% by the chief executive officer of ACM and 50% by the key principal of the joint venture. The loan requires monthly interest payments based on one month LIBOR and matures in May 2006. ACM agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million. The mezzanine financing requires interest payments based on one month LIBOR and matures in May 2006. The loan will be funded in two equal installments of $4.0 million. The funding will be drawn down as construction progresses. The interest on the first component, which was funded by ACM in June 2003, will be earned on the full $4.0 million, while the interest on the second component, which has yet to be funded, will be earned as the $4.0 million is drawn down. This additional financing is secured by a second mortgage lien on the property. In addition, an interest and renovation reserve totaling $2.5 million is in place to cover both the bridge and mezzanine loans. Interest income recorded from these loans was approximately $0.2 million for the period ended June 30, 2003.
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
Quantitative and Qualitative Disclosures about Market Risk
      Since the consummation of the private placement and the related formation transactions, substantially all of the operations of the structured finance business of ACM have been conducted by us. Therefore, quantitative and qualitative disclosures about market risk relating to the structured finance business of ACM are not presented. A description of market risks relating to our business is presented in this Item 7A of this report under “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk, interest rate risk, market value risk and prepayment risk.
Real Estate Risk
      Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.
Interest Rate Risk
      Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
      Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. In addition, we have various fixed rate loans in our portfolio, which are financed with variable rate LIBOR borrowings. We have entered into various interest swaps (as discussed below) to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans. Many of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.
      Based on the loans and liabilities as of December 31, 2005, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $2.0 million primarily due to the fact that the principal amount of loans subject to interest rate adjustment exceeds the liabilities that would be subject to an interest rate adjustment. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. Based on the loans and liabilities as of December 31, 2005, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.1 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
      As of December 31, 2004, a 1% increase in LIBOR would have increased our annual net income and cash flows in the subsequent twelve months by approximately $2.3 million as the principal amount of loans subject to interest rate adjustment exceeds the liabilities that would be subject to an interest rate adjustment. As of December 31, 2004, a 1% decrease in LIBOR would have decreased our annual net income and cash flows in the subsequent twelve months by approximately $1.7 million as the principal amount of loans subject to interest rate adjustment exceeds the liabilities that would be subject to an interest rate adjustment, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
      In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
      We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average, our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction to our net interest income and cash flows related to these securities. Based on the securities and borrowings as of December 31, 2005, and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $0.3 million. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.3 million. As of December 31, 2004, assuming the balances of these securities and borrowings remained unchanged for the subsequent twelve months, a 1% increase in LIBOR would have reduced our annual net income and cash flows by approximately $0.4 million. A 1% decrease in LIBOR would have increased our annual net income and cash flows by approximately $0.4 million.
      In connection with our CDOs described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries”, we entered into interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDOs are yielding interest based on a one-month LIBOR index.
      These swaps were executed on December 21, 2004 and December 22, 2005 having notional values of $469.0 million and $288.3 million, respectively, as described in Note 2 “Summary of Significant Accounting Policies” of our consolidated financial statements, which appears in “Financial Statements and Supplementary Data — Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.” The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2005, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by slightly more than $0.1 million, if there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by slightly less than $0.1 million. As of December 31, 2004, if there had been a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $25,000, if there had been a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $21,000.
      In connection with the issuance of variable rate junior subordinate notes during 2005 as described in Note 6 “Debt Obligations” of ART’s consolidated financial statements, we entered into two interest rate swap agreements in June 2005 with total notional values of $50 million as described in Note 2 “Summary of Significant Accounting Policies” of our consolidated financial statements, which appears in “Financial Statements and Supplementary Data — Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.” The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2005 if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $0.9 million. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $0.9 million.
      In December 2005, we entered into two interest rate swap agreements having notional values of $134.1 million and $6.0 million, as described in Note 2 “Summary of Significant Accounting Policies” of

ART’s consolidated financial statements, to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2005 if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $4.7 million. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $4.7 million.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

Page

Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets at December 31, 2005 and 2004	56
Consolidated Income Statements for the years ended December 31, 2005, 2004, and for the period June 24, 2003 (Inception) to December 31, 2003	57
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and for the period June 24, 2003 (Inception) to December 31, 2003	58
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and for the period June 24, 2003 (Inception) to December 31, 2003	59
Notes to Consolidated Financial Statements	60
Schedule IV — Loans and Other Lending Investments	95
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005, and for the period from June 24, 2003 (Inception) to December 31, 2003. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Realty Trust, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, and for the period from June 24, 2003 (Inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young
New York, New York
March 15, 2006

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS:
Cash and cash equivalents	$19,427,309	$6,401,701
Restricted cash	35,496,276	—
Loans and investments, net	1,246,825,906	831,783,364
Related party loans, net	7,749,538	7,749,538
Available-for-sale securities, at fair value	29,615,420	46,582,592
Investment in equity affiliates	18,094,242	5,254,733
Other assets	38,866,666	14,523,249

Total Assets	$1,396,075,357	$912,295,177

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Repurchase agreements	$413,624,385	$409,109,372
Collateralized debt obligations	299,319,000	—
Junior subordinated notes to subsidiary trust issuing preferred securities	155,948,000	—
Notes payable	115,400,377	165,771,447
Notes payable — related party	30,000,000	—
Due to related party	1,777,412	1,484,485
Due to borrowers	10,691,355	8,587,070
Other liabilities	18,014,755	4,339,899

Total liabilities	1,044,775,284	589,292,273

Minority interest	63,691,556	60,249,731
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,051,391 and 16,467,218 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	170,514	164,672
Additional paid-in capital	266,386,267	254,427,982
Retained earnings	21,452,789	8,813,138
Deferred compensation	(1,694,336)	(160,780)
Accumulated other comprehensive income (loss)	1,255,522	(529,600)

Total stockholders’ equity	287,608,517	262,753,173

Total liabilities and stockholders’ equity	$1,396,075,357	$912,295,177

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Year Ended	For the Year Ended	Period June 24,
	December 31,	December 31,	2003 (Inception) to
	2005	2004	December 31, 2003

Revenue:
Interest income	$121,109,157	$57,927,230	$10,012,449
Other income	498,250	42,265	156,502

Total revenue	121,607,407	57,969,495	10,168,951

Expenses:
Interest expense	45,745,424	19,372,575	1,669,731
Employee compensation and benefits	4,274,609	2,325,727	940,336
Stock based compensation	1,590,898	324,343	1,721,367
Selling and administrative	4,351,366	1,908,522	533,697
Management fee — related party	12,430,546	3,614,830	587,734

Total expenses	68,392,843	27,545,997	5,452,865

Income before minority interest and income from equity affiliates	53,214,564	30,423,498	4,716,086
Income from equity affiliates	8,453,440	525,000	—

Income before minority interest	61,668,004	30,948,498	4,716,086
Income allocated to minority interest	11,280,981	5,875,816	1,308,167

Net income	$50,387,023	$25,072,682	$3,407,919

Basic earnings per common share	$2.99	$1.81	$0.42

Diluted earning per common share	$2.98	$1.78	$0.42

Dividends declared per common share	$2.24	$1.16	$0.50

Weighted average number of shares of common stock outstanding:
Basic	16,867,466	13,814,199	8,199,567

Diluted	20,672,502	17,366,015	11,346,291

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JUNE 24, 2003 (INCEPTION) TO DECEMBER 31, 2003
AND FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

							Retained
			Preferred				Earnings		Accumulated
		Preferred	Stock		Common		(Distributions in		Other
	Comprehensive	Stock	Par	Common	Stock Par	Additional Paid-	Excess of	Deferred	Comprehensive
	Income	Shares	Value	Stock Shares	Value	In Capital	Earnings)	Compensation	Income/(Loss)	Total

Initial capitalization		—	—	67	$1	$1,004	$—	$—	$—	$1,005
Issuance of preferred stock		3,146,724	31,467							31,467
Issuance of common stock, net				8,050,000	81,980	109,972,160				110,054,140
Deferred compensation				149,500	15	2,242,485		(2,242,500)		—
Stock based compensation								1,721,367		1,721,367
Distributions- common stock							(4,099,784)			(4,099,784)
Net income	3,407,919						3,407,919			3,407,919

Balance-December 31, 2003	$3,407,919	3,146,724	$31,467	8,199,567	$81,996	$112,215,649	$(691,865)	$(521,133)	$—	$111,116,114

Issuance of preferred stock		629,345	6,294							6,294
Issuance of common stock, net				7,274,200	72,742	134,115,399				134,188,141
Issuance of common stock from warrant exercise				973,354	9,733	12,862,937				12,872,670
Issuance of common stock from incentive compensation				22,498	225	499,234				499,459
Stock based compensation								324,343		324,343
Distributions- common stock							(15,567,679)			(15,567,679)
Forfeited unvested restricted stock				(2,401)	(24)	(35,986)		36,010		—
Adjustment to minority interest from increased ownership in ARLP						(5,229,251)				(5,229,251)
Net income	25,072,682						25,072,682			25,072,682
Net unrealized loss on securities available for sale	(529,600)								(529,600)	(529,600)

Balance-December 31, 2004	$24,543,082	3,776,069	$37,761	16,467,218	$164,672	$254,427,982	$8,813,138	$(160,780)	$(529,600)	$262,753,173

Issuance of common stock				191,342	1,913	5,265,142				5,267,055
Issuance of common stock from exercise of warrants				282,776	2,828	4,189,027				4,191,855
Deferred compensation				124,500	1,245	3,530,870		(3,532,115)		—
Stock based compensation								1,590,898		1,590,898
Distributions — common stock							(37,747,372)			(37,747,372)
Forfeited unvested restricted stock				(14,445)	(144)	(407,517)		407,661		—
Adjustment to minority interest from decreased ownership in ARLP						(619,237)				(619,237)
Net income	50,387,023						50,387,023			50,387,023
Net unrealized loss on securities available for sale	(365,698)								(365,698)	(365,698)
Unrealized gain on derivative financial instruments	2,150,820								2,150,820	2,150,820

Balance-December 31, 2005	$52,172,145	3,776,069	$37,761	17,051,391	$170,514	$266,386,267	$21,452,789	$(1,694,336)	$1,255,522	$287,608,517

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year	For the Year
	Ended	Ended	Period June 24, 2003
	December 31,	December 31,	(Inception) to
	2005	2004	December 31, 2003

Operating activities:
Net income	$50,387,023	$25,072,682	$3,407,919
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	1,590,898	324,343	1,721,367
Minority interest	11,280,981	5,875,816	1,308,167
Amortization and accretion of interest	(165,906)	(1,431,146)	(553,990)
Non-cash incentive compensation to manager	5,545,506	1,623,106	—
Income from equity affiliates	—	(525,000)	—
Changes in operating assets and liabilities:
Others assets	(7,771,987)	(6,192,238)	(2,405,470)
Other liabilities	12,207,088	838,159	1,557,884
Deferred origination fees	(130,560)	1,163,039	627,734
Due to related party	292,927	1,324,901	159,583

Net cash provided by operating activities	$73,235,970	$28,073,662	$5,823,194

Investing activities:
Loans and investments originated and purchased, net	(989,797,797)	(733,136,131)	(186,382,155)
Payoffs and paydowns of loans and investments	574,393,425	221,425,780	75,940,655
Due to borrowers	2,104,285	177,125	8,409,945
Securities available for sale	—	(57,228,552)	—
Prepayments on securities available for sale	15,999,968	9,722,630	—
Change in restricted cash	(35,496,276)	—	—
Contributions to equity affiliates	(18,280,824)	(9,562,190)	(7,667,542)
Distributions from equity affiliates	5,441,315	3,525,000	1,750,000

Net cash used in investing activities	$(445,635,904)	$(565,076,338)	$(107,949,097)

Financing activities:
Proceeds from notes payable and repurchase agreements	759,168,998	605,600,178	71,047,671
Payoffs and paydowns of notes payable and repurchase agreements	(775,025,055)	(203,247,830)	(67,699,042)
Proceeds from issuance of collateralized debt obligation	305,319,000	—	—
Payoffs and paydowns of collateralized debt obligation	(6,000,000)	—	—
Proceeds from issuance of junior subordinated notes	155,948,000	—	—
Issuance of common stock	5,381,172	158,356,670	120,200,978
Exercise of warrants from minority interest	—	9,440,175	31,467
Distributions paid to minority interest	(8,458,394)	(3,920,819)	(1,573,362)
Offering expenses paid	—	(11,236,483)	(9,385,000)
Distributions paid on common stock	(37,747,372)	(15,567,679)	(4,099,784)
Payment of deferred financing costs	(13,160,807)	(2,135,360)	(281,500)

Net cash provided by financing activities	$385,425,542	$537,288,852	$108,241,428

Net increase in cash	$13,025,608	$286,176	$6,115,525
Cash at beginning of period	6,401,701	6,115,525	—

Cash at end of period	$19,427,309	$6,401,701	$6,115,525

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$41,376,179	$18,547,842	$1,378,637

Supplemental schedule of non-cash financing and investing activities:
Accrued offering expenses	$—	$59,377	$760,833

Conversion of investment in equity affiliates to loan	$—	$6,700,000	$—

Loans and investments, net contributed	$—	$—	$213,076,639

Notes payable and repurchase agreements contributed	$—	$—	$169,179,843

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1	— Description of Business and Basis of Presentation
      Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred and direct equity and, in limited cases, mortgage backed securities, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the periods presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and its wholly owned subsidiaries.
      On July 1, 2003, Arbor Commercial Mortgage, LLC (“ACM”) contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business (the “SF Business”). The Company is externally managed and advised by ACM and pays ACM a management fee in accordance with a management agreement. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP, and its wholly owned subsidiaries.
      On July 1, 2003, the Company completed a private equity offering of units, each consisting of five shares of common stock and one warrant to purchase one share of common stock. Gross proceeds from the private equity offering totaled $120.2 million. Gross proceeds from the private equity offering combined with the concurrent equity contribution by ACM totaled approximately $164.1 million in equity capital. The Company paid and accrued offering expenses of $10.1 million resulting in stockholders’ equity and minority interest of $154.0 million as a result of the private placement.
      On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for a total of 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock respectively from the exercise of warrants under its Warrant Agreement dated July 1, 2003, the (“Warrant Agreement”). As of December 31, 2005, the Company had 17,051,391 shares of common stock outstanding.
      The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company controls. Entities which the Company does not control and entities which are variable interest entities (see Note 2 “Summary of Significant Accounting Policies”), which the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

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

Restricted Cash
      For the years ended December 31, 2005 and 2004, the Company had restricted cash of $35.5 million and $0 million, respectively, on deposit with the trustee for the Collateralized Debt Obligation (“CDO”) see Note 6 “Debt Obligations,” primarily representing the proceeds of loan repayments which will be used to purchase replacement loans as collateral for the CDO and interest payments received from loans in the CDO which are remitted to the Company quarterly in the month following the quarter.

Loans and Investments
      SFAS No. 115 requires that at the time of purchase, we designate a security as held to maturity, available for sale, or trading depending on ability and intent. Securities available for sale are reported at fair value, while securities and investments held to maturity are reported at amortized cost. We do not have a trading security at this time. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.
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
      Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. As of December 31, 2005 and 2004, no impairment has been identified and no valuation allowances have been established.
      If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses.

Capitalized Interest
      The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method”. This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the year ended December 31, 2005 the Company capitalized $0.5 million of interest relating to this investment, there was no capitalization of interest during the year ended December 31, 2004.

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

Revenue Recognition
      Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the years ended December 31, 2005 and 2004, the Company recorded $19.7 million and $1.2 million of interest on such loans and investments, respectively. These amounts represent interest collected in accordance with the contractual agreement with the borrower.
      Other income — Other income represents fees received for loan structuring and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

Gain on Sale of Loans and Real Estate
      For the sale of loans and real estate, recognition occurs when all the incidence of ownership passes to the buyer.

Income from Equity Affiliates
      The Company invests in joint ventures that are formed to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity method of accounting. The Company records its share of the net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. The Company is not required to fund losses incurred by the joint ventures. Therefore, the Company only recognizes its share of losses to the extent of its capital investment.

Other Comprehensive Income (Loss)
      SFAS No. 130 “Reporting comprehensive income”, divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income, see “Derivatives and Hedging Activities” below.

Income Taxes
      The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. During the year ended December 31, 2005 the Company recorded a $0.1 million provision for income taxes related to these assets that are held in taxable REIT subsidiaries. This provision is included in selling and administrative expense on the income statement. During the year ended December 31, 2004 no such provision was recorded.

Earnings Per Share
      In accordance with SFAS No. 128 “Earnings Per Share,” the Company presents both basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
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
      Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.
      The following is a summary of derivative financial instruments held by the Company as of: December 31, 2005

Date Executed	Notional Value	Expiration Date	Hedge	Designation

	(In thousands)
December 21, 2004	$289,261	January 2012	Interest Rate Swap	Non-Qualifying Cash Flow Hedge
December 21, 2004	179,765	January 2009	Interest Rate Swap	Non-Qualifying Cash Flow Hedge
June 16, 2005	25,000	April 2010	Interest Rate Swap	Qualifying Cash Flow Hedge
June 22, 2005	25,000	March 2010	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	119,171	July 2015	Interest Rate Swap	Non-Qualifying Cash Flow Hedge
December 22, 2005	111,000	July 2013	Interest Rate Swap	Non-Qualifying Cash Flow Hedge
December 22, 2005	58,085	January 2013	Interest Rate Swap	Non-Qualifying Cash Flow Hedge
December 22, 2005	134,050	October 2015	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	5,922	November 2010	Interest Rate Swap	Qualifying Cash Flow Hedge
      The following is a summary of derivative financial instruments held by the Company as of: December 31, 2004

Date Executed	Notional Value	Expiration Date	Hedge	Designation

	(In thousands)
December 21, 2004	$289,261	January 2012	Interest Rate Swap	Non-Qualifying Cash Flow Hedge
December 21, 2004	179,765	January 2009	Interest Rate Swap	Non-Qualifying Cash Flow Hedge
      In connection with two CDO’s described in Note 6 “Debt Obligations” the Company entered into interest rate swap agreements, with total notional values of $469.0 million and $288.3 million, to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDO’s are yielding interest based on a one-month LIBOR index. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps do not qualify for cash flow hedge accounting in accordance with SFAS 133, as amended by SFAS 138, and therefore changes in fair value are reflected in net income. At December 31, 2005 the estimated fair value of these swaps was approximately $0.2 million and a negative $0.1 million and was recorded in other assets and other liabilities, respectively. For the year ended December 31, 2005, interest expense relating to these swaps was $0.3 million and $0.1 million, respectively. There was no material adjustment relating to these swaps recorded for the year ended December 31, 2004.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
      The Company issued variable rate junior subordinate notes in 2005 as described in Note 6 “Debt Obligations” and has entered into two interest rate swap agreements, each with notional amounts of $25.0 million, to hedge its exposure to the risk of increases in the three-month LIBOR interest rate. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps are 100% effective in accordance with SFAS 133, as amended by SFAS 138, and as such are marked to market through other comprehensive income. At December 31, 2005, the estimated value of these swaps, included in other comprehensive income and other assets on the balance sheet, was approximately $0.6 million and $0.7 million, respectively, and represents the amount that would be received if the agreements were terminated, based on current market rates on that date. The Company would expect to reclassify approximately $0.1 million of these amounts to earnings over the next twelve months assuming interest rates at December 31, 2005 are held constant.
      The Company entered into two interest rate swap agreements with notional amounts of $134.0 million and $5.9 million, to hedge its exposure to interest risk on its variable rate current and future forecasted LIBOR based debt relating to a certain fixed rate loans in its portfolio. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. These swaps are cash flow hedges that were determined to be 100% effective upon execution as the underlying terms and conditions including reset dates and interest calculation periods match exactly. Periodic fair value adjustments are marked to market through other comprehensive income in accordance with SFAS 133, as amended by SFAS 138. At December 31, 2005 the estimated negative value of these two swaps, included in other comprehensive income and other liabilities on the balance sheet, was approximately $0.8 million and $14,000, respectively, and represents the amount that would be paid if the agreements were terminated, based on current market rates on that date. The Company would expect to reclassify approximately $0.8 million and $14,000 of these amounts to earnings over the next twelve months, respectively, assuming interest rates at December 31, 2005 are held constant.
      The following six interest rate swap agreements designated as hedging the Company’s exposure on current and future forecasted outstanding LIBOR based debt were entered into at various times during 2005 and were subsequently terminated on December 22, 2005.

Date Executed	Notional Value	Expiration Date	Hedge	Designation

	(In thousands)
May 2, 2005	$9,860	April 2015	Interest Rate Swap	Qualifying Cash Flow Hedge
May 27, 2005	37,537	March 2015	Interest Rate Swap	Qualifying Cash Flow Hedge
June 24, 2005	23,500	August 2010	Interest Rate Swap	Qualifying Cash Flow Hedge
August 9, 2005	6,382	November 2009	Interest Rate Swap	Qualifying Cash Flow Hedge
August 9, 2005	7,973	November 2009	Interest Rate Swap	Qualifying Cash Flow Hedge
August 9, 2005	7,032	July 2015	Interest Rate Swap	Qualifying Cash Flow Hedge
      The Company had accounted for these derivatives as cash flow hedges. As a result of terminating the derivatives at market value, an unrealized deferred hedging gain was recorded in other comprehensive income and is being amortized to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, and has an indeterminate life. As of December 31, 2005, $1.8 million of such gains are deferred through other comprehensive income and the Company expects to accrete approximately $0.3 million to earnings over the next twelve months. For the year ended December 31, 2005 the Company recorded less than $0.1 million as interest expense relating to the inefficiency of these interest swaps.

Variable Interest Entities
      Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
      The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2005, the Company has identified thirteen loans and investments which were made to entities determined to be VIE’s.
      The following is a summary of the identified VIE’s as of December 31, 2005 (in thousands):

Type	Carrying Amount	Property		Location

Loan and investment	$47,710,938	Office		New York
Loan and investment	40,100,001	Retail		Various
Loan	30,653,000	Hotel		Various
Loan	27,432,500	Office		Sacramento
Loan and investment	25,781,166	Condo		New York
Loan	25,000,000	Multifamily		Various
Loan	17,050,000	Office		New York
Loan	7,749,538	Multifamily		Indiana
Investment	1,550,000	Junior subordinated notes	(1)	N/A
Investment	820,000	Junior subordinated notes	(1)	N/A
Investment	780,000	Junior subordinated notes	(1)	N/A
Investment	774,000	Junior subordinated notes	(1)	N/A
Investment	774,000	Junior subordinated notes	(1)	N/A

(1)	These entities that issued the junior subordinated notes are VIE’s, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.
      For the thirteen VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIE’s. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.

Recently Issued Accounting Pronouncements
      In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
based awards. We are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The Company believes that our current method of accounting for share-based payments is consistent with SFAS 123(R).
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. The Company does not expect that it will be required to consolidate its current unconsolidated joint venture investments nor does the Company expect Issue 04-5 to have a material effect on its consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and supersedes EITF Abstracts, Topics D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements.
Note 3 — Loans and Investments

	Unpaid Principal

	2005	2004
	December 31,		December 31, 2005

			)
			Loan	Wtd.	Wtd.
			Count	Avg. Pay	Avg.

					Remaining
					(Months
				Rate	Maturity

Bridge loans	$405,702,234	$274,307,422	21	8.21%	17.7
Mezzanine loans	821,454,043	523,672,333	42	9.81%	27.5
Preferred equity investments	18,855,388	34,791,297	4	9.64%	26.1
Other	13,891,005	1,932,899	4	5.63%	53.2

	1,259,902,670	834,703,951	71	9.25%	24.6

Unearned revenue	(13,076,764)	(2,920,587)

Loans and investments, net	$1,246,825,906	$831,783,364

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
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

Concentration of Credit Risk
      Loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that, as of December 31, 2005, the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 31% of total assets, and as of December 31, 2004, the unpaid principal balance related to 16 loans with five unrelated borrowers represented approximately 38% of total assets. As of December 31, 2005 and 2004, the Company had 72 and 61 loans and investments, respectively.
      In addition, in 2005 and 2004, no single loan or investment represented at least 10% of the Company’s total assets. In 2005, the Company generated approximately 12% and 19% of revenue from the Chetrit Group L.L.C. and Prime Outlet Acquisition Group L.L.C. two of the Company’s borrowers, respectively. In 2004, revenue from any single borrower did not account for more than 10% of the Company’s total revenues.

Geographic Concentration Risk
      As of December 31, 2005, 57%, 8%, and 8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively. As of December 31, 2004, 55%, 13%, and 8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida, and New Jersey, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
Note 4 — Available-For-Sale Securities
      The following is a summary of the Company’s available-for-sale securities at December 31, 2005.

		Amortized	Unrealized	Estimated
	Face Value	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $226,895)	$15,228,360	$15,455,255	$(441,044)	$15,014,211
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $83,967)	4,763,621	4,847,588	(156,909)	4,690,679
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $181,415)	10,026,460	10,207,875	(297,345)	9,910,530

	$30,018,441	$30,510,718	$(895,298)	$29,615,420

      The following is a summary of the Company’s available-for-sale securities at December 31, 2004.

		Amortized	Unrealized	Estimated
	Face Value	Cost	Loss	Fair Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of 481,073)	$21,340,233	$21,821,306	$(214,320)	$21,606,986
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of 208,212)	8,837,206	9,045,418	(108,793)	8,936,625
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of 404,499)	15,840,969	16,245,468	(206,487)	16,038,981

	$46,018,408	$47,112,192	$(529,600)	$46,582,592

      As of December 31, 2005, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. These securities were purchased in March 2004 and have been in an unrealized loss position for more than twelve months. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
      During the years ended December 31, 2005 and 2004, the Company received prepayments of $16.0 million and $9.7 million on these securities and amortized $0.6 million and $0.4 million, respectively, of the premium paid for these securities against interest income.
      These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6 “Debt Obligations”).
Note 5 — Investment in Equity Affiliates
      As of December 31, 2005 and 2004, the Company had approximately $18.1 million and $5.3 million of investments in equity affiliates, respectively, which are described below.
      In 2005, the Company invested $4.7 million for 100% of the common shares of five affiliate entities of the Company which were formed to facilitate the issuance of $155.9 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR. The financing terms of these junior subordinate notes are presented in the notes payable table of Note 6. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
      In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC “POM,” which owns 15% of a real estate holding company that owns and operates factory outlet shopping centers. The Company accounts for this investment under the equity method. As of December 31, 2005 and 2004, the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $30.1 million and $32.4 million, respectively. In addition, the Company had a $10.0 million junior loan participation interest outstanding to an affiliate entity of the joint venture as of December 31, 2005 and 2004. The loans require monthly interest payments based on one month LIBOR and mature in January 2006. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity. The Company received $1.2 million of distributions from this investment in 2004 as a result of the 16.7% carried profits interest which was recorded in interest income. In addition, The Company received $0.5 million from its 50% non-controlling interest in this joint venture, which was recorded as income from equity affiliates. In June 2005, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement of which the Company received $36.5 million. In accordance with this transaction, the joint venture members of POM agreed to guarantee $38 million of the new debt. The guarantee expires at the earlier of maturity or prepayment of the debt and would require performance by the members if not repaid in full. This guarantee was allocated to the members in accordance with their ownership percentages. Of the distribution received by the Company, $17.2 million was recorded as interest income, representing the portion attributable to the 16.7% carried profits interest, $2.1 million was recorded as a return of the Company’s equity investment, $8.0 million was recorded as income from equity affiliates, representing the portion attributable to the 7.5% equity interest, and $9.2 million was recorded as deferred revenue, representing the Company’s portion of the $38 million guarantee. In January 2006, POM refinanced the debt on a portion of the assets in its portfolio and repaid in full the debt that was added in June 2005 and the $30.1 million mezzanine loan and the $10.0 million junior loan participating interest that the Company had outstanding as of December 31, 2005. As a result, the $38 million guarantee was removed and the Company recorded the $9.2 million of deferred revenue, $6.3 million as interest income and $2.9 million as income from equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
      Summarized consolidated financial information of POM (amounts in thousands):

	December 31,

	2005	2004

Balance Sheets
Assets:
Cash and cash equivalents	$14,551	$53,016
Real estate assets	638,452	612,680
Other assets	74,546	48,616

Total assets	$727,549	$714,312

Liabilities:
Notes payable	$855,902	$602,718
Other liabilities	22,842	19,850

Total liabilities	878,744	622,568
Shareholders’ equity Arbor	—	2,100
Shareholders’ (deficit)/equity	(151,195)	89,644

Total shareholders’ (deficit)/equity	(151,195)	91,744

Total liabilities and equity	$727,549	$714,312

	For the Year	For the Year	Period
	Ended	Ended	December 12, 2003
	December 31,	December 31,	to December 31,
	2005	2004	2003

Income Statements:
Revenue:
Rental income	$82,759	$68,447	$2,302
Reimbursement income	42,978	37,305	992
Other income	11,353	18,440	460

Total revenues	$137,090	$124,192	$3,754
Expenses:
Operating expenses	73,173	40,665	1,039
Interest expense	28,055	30,332	584
Depreciation and amortization	31,211	24,207	751
Other expenses	11,972	17,031	416

Total expenses	144,411	112,235	2,790

Net (loss)/income	$(7,321)	$11,957	$964

      During the first quarter 2005, the Company invested $6.1 million in a joint venture, which as part of an investor group, used these proceeds to make a deposit on the potential purchase of a property in New York City. In April 2005, this joint venture closed on the purchase of the property and the Company invested additional capital that, combined with its deposit, represented a $10 million equity investment, in exchange for a 20% ownership interest in a limited liability corporation of this joint venture (200 Fifth LLC). It is intended that the property, with over one million square feet of space, will be converted from an office property into condominium units. In addition, the Company provided loans to three partners in the investor group totaling

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
$13 million, of which $12 million is outstanding as of December 31, 2005. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137 million from the primary lender. These loans are secured by the property, require monthly interest payments based on one month LIBOR and mature in April 2008. The Company sold a participating interest in one of the loans for $59 million which was recorded as a financing and is included in notes payable. In 2005, the Company capitalized $0.5 million of interest on its equity investment which was approximately $10.5 million as of December 31, 2005.
      Summarized consolidated financial information of 200 Fifth LLC (amounts in thousands):

December 31,
2005

Balance Sheets
Assets:
Cash and cash equivalents	$61,122
Real estate assets	355,177
Other assets	50,672

Total assets	$466,971

Liabilities:
Notes payable	$415,864
Other liabilities	1,107

Total liabilities	416,971
Shareholders’ equity Arbor	10,000
Shareholders’ equity	40,000

Total shareholders’ equity	50,000

Total liabilities and equity	$466,971

      In October 2004, the Company invested $0.5 million in exchange for an 8.7% non-managing preferred interest in a joint venture that was formed to operate as a real estate business, to acquire, own, manage, develop, and sell real estate assets. The Company accounts for this investment under the equity method. In December 2005, the joint venture issued new debt on an existing property. The proceeds were distributed to each of the partners in accordance with the operating agreement of which the Company received $0.5 million which was recorded as a return of the Company’s equity investment.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
      In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture, which owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. The Company subsequently contributed an additional $0.3 million and $0.4 million in 2004 and 2005, respectively. The Company accounts for this investment under the equity method. The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans require monthly interest payments based on one month LIBOR and mature in November 2006 and June 2006, respectively. In August 2005, the joint venture refinanced one of these properties with a $25 million bridge loan that the Company provided which matures in August 2010 with a fixed rate of 6.45%. Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million. The Company recorded this amount as a return of its equity investment, which as of December 31, 2005 had a balance of approximately $0.2 million.
      The condensed combined balance sheets for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total assets at December 31, 2005 and 2004, are as follows (amounts in thousands):

	December 31,

	2005	2004

Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$7,281	$3,599
Real estate assets	331,713	331,885
Other assets	39,181	37,471

Total assets	$378,175	$372,955

Liabilities:
Notes payable	$413,800	$339,000
Other liabilities	5,071	5,085

Total liabilities	418,871	344,085
Shareholders’ equity Arbor	2,920	3,155
Shareholders’ (deficit)/equity	(43,616)	25,715

Total shareholders’ (deficit)/equity	(40,696)	28,870

Total liabilities and equity	$378,175	$372,955

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
      The condensed combined statements of operations for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total income for the years ended December 31, 2005 and 2004, are as follows (amounts in thousands):

	2005	2004

Condensed Combined Statements of Operations
Revenue:
Rental income	$40,865	$34,304
Reimbursement income	13,510	6,726
Other income	24	2,098

Total revenues	$54,399	$43,128
Expenses:
Operating expenses	22,791	19,516
Interest expense	36,367	20,893
Depreciation and amortization	8,275	387
Other expenses	477	475

Total expenses	67,910	41,271

Net (loss)/income	$(13,511)	$1,857

Note 6 — Debt Obligations

Repurchase Agreements
      The Company utilizes repurchase agreements, warehouse lines of credit, loan participations, collateralized debt obligations and junior subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
      The following table outlines borrowings under the Company’s repurchase agreements as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004

	Debt Carrying	Collateral	Debt Carrying	Collateral
	Value	Carrying Value	Value	Carrying Value

Repurchase agreement, Wachovia Bank National Association, $500 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 6.37% and 4.63%, respectively	$380,544,323	$554,322,023	$324,388,739	$493,071,885
Repurchase agreement, financial institution, $100 million committed line, expiration July 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 4.48% and 2.36%, respectively	28,425,062	29,615,420	44,189,436	46,582,592
Repurchase agreement, financial institution, $100 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 5.37%	4,655,000	4,834,000	—	—
Repurchase agreement, financial institution, $21 million committed line, expiration April 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 3.79% as of December 31, 2004. This facility was terminated in January 2005	—	—	21,000,000	30,000,000
Repurchase agreement, financial institution, $100 million committed line, expiration June 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 5.43% as of December 31, 2004. This facility was terminated in June 2005	—	—	19,531,197	28,430,000
Repurchase agreement, financial institution, $50 million committed line, expiration July 2006, interest rate variable based on one-month LIBOR	—	—	—	—

Total repurchase agreements	$413,624,385	$588,771,443	$409,109,372	$598,084,477

      In December 2005, the Wachovia Bank National Association repurchase agreement was amended which temporarily increased the committed amount of this facility to $500 million from $350 million until January 2006 in conjunction with the close of the Company’s second collateralized debt obligation at which time approximately $269.1 million was repaid. In addition, the $100 million repurchase agreement with the same financial institution entered into for the purpose of financing securities available for sale was extended in July 2005 for one year. The current borrowings equate to 98% of the estimated fair value of the securities (net of principal payment receivables of approximately $730,000) and bear interest at a rate of one month LIBOR

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
plus .20%. If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.
      The Company had a $100.0 million master repurchase agreement with a financial institution, as amended in December 2004, which expired in June 2005.
      On October 31, 2005, the Company entered into a $100.0 million repurchase agreement with a financial institution, which effective December 21, 2005, has a term of one year and bears interest at a spread over LIBOR.
      In certain circumstances, the Company has financed the purchase of investments from counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of December 31, 2005 the Company had entered into eight such transactions, with a book value of the associated assets of $176.7 million financed with repurchase obligations of $124.6 million. As of December 31, 2004, the Company had entered into eleven such transactions, with a book value of the associated assets of $310.4 million financed with repurchase obligations of $180.4 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

Junior Subordinated Notes
      The following table outlines borrowings under the Company’s junior subordinated notes as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.28% as of December 31, 2005	$27,070,000	$—	$—	$—
Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.49% as of December 31, 2005	25,780,000	—	—	—
Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.44% as of December 31, 2005	25,774,000	—	—	—
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.49% as of December 31, 2005	25,774,000	—	—	—
Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.21% as of December 31, 2005	51,550,000	—	—	—

Total junior subordinated notes	$155,948,000	$—	$—	$—

      In 2005, the Company, through newly-formed wholly-owned subsidiaries of the Company’s operating partnership, issued a total of $155.9 million of junior subordinated notes in five separate private placements. These securities are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At December 31, 2005, the outstanding balance under these facilities was $155.9 million with a current weighted average note rate of 7.53%. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

Notes Payable
      The following table outlines borrowings under the Company’s notes payable as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Bridge loan warehouse, financial institution, $50 million committed line, expiration June 2006, interest rate variable based on Prime or LIBOR, the weighted average note rate was 6.32% as of December 31, 2005	$46,490,512	$55,244,721	$—	$—
Secured term credit facility — Related Party, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 10.29% as of December 31, 2005. This facility was terminated in January 2006	30,000,000	48,419,907	—	—
Warehousing credit facility, financial institution, $50 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 6.68% on December 31, 2005	2,632,365	3,096,900	—	—
Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	59,400,000	59,400,000	—	—
Junior loan participation, maturity July 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	6,752,500	6,752,500	6,152,500	6,152,500
Junior loan participation, maturity April 2006, secured by Company’s interest in a first mortgage loan with a principal balance of $1.4 million, participation interest is based on a portion of the interest received from the loan, the loan has a fixed rate of interest	125,000	125,000	—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

	December 31, 2005		December 31, 2004

	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, maturity March 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $25 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. This facility was terminated in April 2005	—	—	4,419,500	4,419,500
Senior loan participation, maturity August 2005, secured by Company’s interest in a first mortgage loan with a principal balance of $25 million, participation interest is based on 50% of the net spread of the loan, the loan is variable based on one-month LIBOR. This facility was terminated in January, 2005	—	—	3,000,000	3,000,000
Unsecured credit facility, financial institution, $50 million committed line, expiration December 2005, interest is variable based on one-month LIBOR; the weighted average note rate was 9.37% on December 31, 2004. This facility was terminated in December 2005	—	—	15,000,000	—
Structured transaction facility, financial institution, $250 million committed line, expiration June 2006, interest rate variable based on one-month LIBOR; the weighted average note rate was 4.87% on December 31, 2004. This facility was terminated in March 2005	—	—	137,199,447	185,254,895

Total notes payable	$145,400,377	$173,039,028	$165,771,447	$198,826,895

      On January 31, 2005, the Company entered into a $50.0 million secured term credit facility with a shareholder who beneficially owned approximately 2% of the Company’s outstanding common stock as of December 31, 2005. At December 31, 2005, the outstanding balance under this facility was $30.0 million and is reflected in Notes payable — related party on the accompanying balance sheet. In January 2006, this facility was terminated.
      In June 2005, the Company entered into a $50.0 million bridge loan warehousing credit agreement with a financial institution to provide financing for bridge loans. This agreement expires in June 2006 and bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6 month LIBOR plus 1.75%, at the Company’s option.
      In 2005, the Company entered into two junior loan participations with a total outstanding balance at December 31, 2005 of $59.5 million. These participation borrowings have maturity dates equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
      In December 2005, the Company terminated its $50.0 million unsecured revolving credit agreement. In addition, the Company entered into a $50.0 million warehousing credit agreement with a financial institution, which has a term of two years and bears interest at a spread over LIBOR.

Collateralized Debt Obligations
      On January 19, 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations, CDO, through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (“the Issuer”). The Issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for the CDO. The Issuer issued investment grade rated notes with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The combined weighted average rate was 4.93% at December 31, 2005. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CDO. The Company intends to own the portfolio of real estate-related assets until its maturity and accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO is consolidated in the Company’s financial statements. The four investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the CDO are distributed quarterly with approximately $2.0 million being paid to investors as a reduction of their capital invested. In 2005, $6.0 million of proceeds were distributed and recorded as a reduction of the CDO liability which had a balance of approximately $299.3 million at December 31, 2005.
      On January 11, 2006, the Company completed its second collateralized debt obligation issuing to third party investors nine tranches of investment grade collateralized debt obligations, (“CDO II”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). The Issuer II holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with a principal amount of approximately $356 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.5 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. The Company intends to own the portfolio of real estate-related assets until its maturity and accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO II is consolidated in the Company’s financial statements. The nine investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested.
      Proceeds from the sale of the 13 investment grade tranches issued in CDO and CDO II were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets.
      Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In 2005, the Company had four institutions permanently amend the interest expense coverage ratio covenant. As amended, the Company is required to have an interest expense coverage

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
ratio of no less than 2.0 to 1.0, calculated on the preceding twelve months. The Company was in compliance with all financial covenants and restrictions at December 31, 2005 and 2004.

Note 7 —	Minority Interest
      On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and entitled ACM to a 28% interest in ARLP. In April 2004, the Company issued 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. In May 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares,
      In 2005, the Company issued 0.6 million shares of common stock, of which approximately 0.3 million shares were issued upon the exercise of approximately 0.3 million warrants, 0.2 million shares were issued as payment to its manager, ACM, for the incentive management fee and 0.1 million shares were issued by means of restricted stock grants issued to certain employees of the company and of ACM. As a result, minority interest was reduced by $0.6 million to properly reflect ACM’s 18% limited partnership interest in ARLP and its wholly-owned subsidiaries at December 31, 2005.

Note 8 —	Commitments and Contingencies
      As of December 31, 2005, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)

Contractual Obligations	2006	2007-2008	2009-2010	Thereafter	Total

Notes payable	$8,255	$59,966	$10,903	$—	$79,124
Collateralized debt obligations(2)	—	—	299,319	—	299,319
Repurchase agreements(3)	69,675	247,221	37,355	59,374	413,625
Trust preferred securities	—	—	—	155,948	155,948
Loan participations	6,878	59,400	—	—	66,278
Outstanding unfunded commitments(4)	11,442	34,329	4,110	—	49,881
Interest rate swaps, treated as hedges(5)	N/A	N/A	N/A	N/A	N/A
None-hedge derivative obligations(5)	N/A	N/A	N/A	N/A	N/A
Management fee(6)	N/A	N/A	N/A	N/A	N/A

Totals	$96,250	$400,916	$351,687	$215,322	$1,064,175

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $299,319,000 of CDO I debt with a weighted average remaining maturity of 3.7 years as of December 31, 2005.

(3)	In connection with the CDO II transaction in January 2006, $31 million of a notes payable facility scheduled to mature in 2007, $29 million of the repurchase agreement scheduled to mature in 2006, $139 million of the repurchase agreements scheduled to mature in 2007-2008, $37 million of the repurchase agreements scheduled to mature in 2009-2010, and $59 million of the repurchase agreements scheduled to mature after 2010 were repaid. CDO II has a five-year replenishment period.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

(4)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $49.9 million as of December 31, 2005, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(5)	These contracts do not have fixed and determinable payments.

(6)	This contract does not have fixed and determinable payments; refer to note 13 entitled “Management Agreement”.

(7)	The Company has contractual obligations to make future payments in connection with short-term and long-term debt described in note 6 “Debt Obligations”.

Litigation
      The Company currently is neither subject to any material adverse litigation nor, to management’s knowledge, is any material adverse litigation currently threatened against the company.

Note 9 —	Stockholders’ Equity

Common Stock
      The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
      On July 1, 2003 the Company completed a private placement for the sale of 1,610,000 units (including an over-allotment option), each consisting of five shares of the Company’s common stock and one warrant to purchase one share of common stock, at $75.00 per unit, for proceeds of approximately $110.1 million, net of expenses. 8,050,000 shares of common stock were sold in the offering. In addition, the Company issued 149,500 shares of restricted common stock under the stock incentive plan as described below under “Deferred Compensation.”
      On April 13, 2004, the Company issued 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. In May, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. Additionally in 2004, ACM was paid its third quarter incentive management fee in shares of common stock totaling 22,498. The Company issued 973,354 shares of common stock from the exercise of warrants under the Warrant Agreement and received net proceeds of $12.9 million. After giving effect to these transactions, the Company had approximately 16.5 million shares of common stock issued and outstanding at December 31, 2004.
      On February 2, 2005, the Company issued 4,000 shares of restricted common stock under the stock incentive plan to its independent directors. Additionally, ACM elected to be paid its fourth quarter 2004 incentive management fee in shares of common stock totaling 43,643. On May 25, 2005, ACM elected to be paid its first quarter 2005 incentive management fee in 40,697 shares of common stock. In addition, the Company issued 41,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM, the manager of the Company. On July 21, 2005, ACM elected to be paid a portion of its second quarter 2005 incentive management fee in 83,082 shares of common stock. In addition, the Company issued 77,500 shares of restricted common stock under the stock incentive plan to certain

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
employees of the Company and of ACM. In August 2005, the Company issued 2,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company. In the fourth quarter of 2005, ACM was paid its third quarter 2005 incentive management fee in 23,920 shares of common stock.
      During the year ended December 31, 2005, the Company issued 282,776 shares of common stock from the exercise of warrants under the July 1, 2003 warrant agreement and received net proceeds of $4.2 million. After giving effect to these transactions, the Company had 17,051,391 shares issued and outstanding.
      In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors were vested as of the date of grant, another one third will vest on January 31, 2007 and the remaining third will vest on January 31, 2008.
      In February 2006, upon the resignation of a member of the Company’s board of directors, 445 shares of restricted stock were forfeited. In addition, the Company issued 1,445 shares of common stock to this individual in conjunction with an advisory role taken with the Company.

Deferred Compensation
      The Company has a stock incentive plan, under which the board of directors has the authority to issue shares of stock to certain directors, officers and employees of the Company and ACM. Under the stock incentive plan as amended in 2005, 685,000 shares of common stock were reserved for issuance pursuant to restricted stock awards. As of December 31, 2004, 149,500 shares of restricted stock were awarded and were outstanding. Of the shares awarded, two-thirds vested immediately and the remaining one-third will vest ratably over three years on the anniversary date of the initial award.
      In February 2005, 1,000 restricted shares were issued to each of four independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors were vested as of the date of grant, another one third vested on January 31, 2006 and the remaining third will vest on January 31, 2007. In May 2005, the Company issued 41,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and recognized currently in earnings, the second one-fifth will vest in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009. In July 2005, the Company issued 77,500 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and is recognized currently in earnings, the second one-fifth will vest in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009. In August 2005, the Company issued 2,000 shares of restricted common stock under the stock incentive plan to two of the Company’s directors. One third of the restricted stock granted to each of these directors were vested as of the date of grant and is recognized currently in earnings, the second one-third will vest in August 2006, the third one-third will vest in August 2007. Additionally, in 2005, 14,445 shares of unvested restricted stock were forfeited.
      Dividends were paid on the restricted shares as dividends were paid on shares of the Company’s common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The Company accounts for the stock incentive plan to employees of the Company and employees of ACM under the fair value method. For the years ended December 31, 2005, 2004 and for the period from June 24, 2003 compensation expense

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
related to this plan totaled $1.6 million, $0.3 million and $1.7 million, respectively. Such amounts appear on the Company’s Consolidated Income Statement under “stock-based compensation expense.”
      In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors was vested as of the date of grant, another one third will vest in February 2007 and the remaining third will vest in February 2008.
      In February 2006, upon the resignation of a member of the Company’s board of directors, 445 shares of restricted stock were forfeited.

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
      For the year ended December 31, 2005, 287,144 common stock warrants were exercised for a total amount of $4.2 million and 282,766 common shares were issued. As of December 31, 2005, there were no outstanding common stock warrants, as they expired July 1, 2005, under the Company’s July 1, 2003 warrant agreement.

Preferred Stock
      Concurrent with the formation of the Company, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of the Company, in exchange for 3,146,724 units of limited partnership interest in ARLP and warrants to purchase an additional 629,345 operating partnership units. Concurrently, the Company, ARLP and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. The preferred stock was issued to ACM by the Company in exchange for a capital contribution in the amount of $31,467. Each share of special voting preferred stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. A holder of special voting preferred stock will not be entitled to any regular or special dividend payments or other distributions, other than a $0.01 per share liquidation preference. The Company has classified and designated 5,000,000 shares of its 100,000,000 authorized shares of preferred stock as special voting preferred stock. In 2004, ACM exercised 629,345 warrants in exchange for operating partnership units resulting in the issuance of 629,345 shares of preferred stock. As of December 31, 2004 and 2005, the Company had 3,776,069 shares issued and outstanding.

Note 10 —	Earnings Per Share
      Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
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
      The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the years ended December 31, 2005, 2004, and for the period June 24, 2003 (inception) to December 31, 2003, respectively.

	For the Year Ended		For the Year Ended		For the Period Ended
	December 31, 2005		December 31, 2004		December 31, 2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$50,387,023	$50,387,023	$25,072,682	$25,072,682	$3,407,919	$3,407,919
Add: Income allocated to minority interest		11,280,981		5,875,816		1,308,167

Earnings per EPS calculation	$50,387,023	$61,668,004	$25,072,682	$30,948,498	$3,407,919	$4,716,086

Weighted average number of common shares outstanding	16,867,466	16,867,466	13,814,199	13,814,199	8,199,567	8,199,567
Weighted average number of operating partnership units		3,776,069		3,286,387		3,146,724
Dilutive effect of incentive management fee shares		10,934		—		—
Dilutive effect of warrants		18,033		265,429		—

Total weighted average common shares outstanding	16,867,466	20,672,502	13,814,199	17,366,015	8,199,567	11,346,291

Earnings per common share	$2.99	$2.98	$1.81	$1.78	$0.42	$0.42

Note 11 —	Related Party Transactions
      As of December 31, 2005 and 2004, the Company had a $7.75 million first mortgage loan receivable that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2005. In March 2005, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the borrower

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
and the private academic institution. Interest income recorded from this loan for the year ended December 31, 2005 and 2004, was approximately $0.6 million and $0.9 million, respectively.
      ACM had a 50% non-controlling interest in a joint venture, which was formed to acquire, develop and/or sell real estate assets. In 2005, ACM received all of its investment in this joint venture and retained its interest in the joint venture. All loans outstanding to this joint venture were repaid in full in 2004. In 2003, the Company had a $16.0 million bridge loan outstanding to the joint venture, which was collateralized by a first lien position on a commercial real estate property. This loan was funded by ACM in June 2003 and was purchased by the Company in July 2003. The loan required monthly interest payments based on one month LIBOR and was repaid in full in 2004. The Company had agreed to provide the borrower with additional mezzanine financing in the amount of up to $8.0 million. The mezzanine financing required interest payments based on one month LIBOR and was repaid in full in 2004.
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
      At the time of ACM’s origination of three of the structured finance assets that it contributed to the company on July 1, 2003 at book value, which approximates fair value, each of the property owners related to these contributed assets granted ACM participating interests that share in a percentage of the cash flows of the underlying properties. Upon contribution of the structured finance assets, ACM retained these participating interests and its 50% non-controlling interest in the joint venture to which it had made the $16.0 million bridge loan. ACM agreed that if any portion of the outstanding amount of any of these four contributed assets is not paid at its maturity or repurchase date, ACM will pay to the Company, subject to the limitation described below, the portion of the unpaid amount of the contributed asset up to the total amount then received by ACM due to the realization of any profits on its retained interests associated with any other of the four contributed assets (which had an aggregate balance of $22.3 million and $48.3 million as of December 31, 2004 and 2003, respectively). However, ACM will no longer be obligated to make such payments to the Company when the remaining accumulated principal amount of the four contributed assets, collectively, falls below $5 million and none of the four contributed assets were in default. In 2004 and 2005, these four investments matured, the borrowers paid the amounts due in full and ACM’s guarantee on these investments have been satisfied.
      In 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. The Company provided a portion of the loan facility. The Company was credited $0.4 million of this brokerage fee, which was included in other income.
      As of December 31, 2005 and 2004, $0.2 million and $0.6 million, respectively of escrows received at loan closings were due to ACM and included in due to related party. These payments were remitted in January 2006 and January 2005, respectively. In addition, as of December 31, 2005, approximately $0.1 million of net expenses payments due from ACM were included in due to related party. These payments were remitted in January 2006. Also as of December 31, 2004, approximately $0.3 million of interest payments from borrowers due from ACM were included in due to related party. These payments were remitted in January 2005.
      The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with whom it has conflicts of interest. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds an 18% limited partnership interest in the Company’s operating partnership and 18% of the voting power of its outstanding stock.

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
      During the year ended December 31, 2005 the Company paid distributions totaling $37.7 million, or $2.24 per share. During the year ended December 31, 2004 the Company declared and paid distributions totaling $15.6 million, or $1.16 per share. For the period of June 24, 2003 (inception) to December 31, 2003, the Company declared and paid distributions totaling $4.1 million, or $0.50 per share.
      For tax purposes, 70.44% or $1.58 per share of dividends declared in 2005 were classified as ordinary income with 29.56% or $0.66 per share of dividends represented a return of capital. Of the ordinary taxable dividend, approximately 0.65% represents “qualified dividend income” and will be eligible for reduced dividend rates. In 2004 and 2003, 100% of dividends declared were classified as ordinary income.
      On January 11, 2006 the Company declared distributions of $0.70 per share of common stock, payable with respect to the three months ended December 31, 2005, to stockholders of record at the close of business on January 23, 2006. These distributions were subsequently paid on February 6, 2006.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
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
      The incentive compensation is measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year. At least 25% of this incentive compensation fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive management fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive compensation fee is accrued as it is earned. In accordance with Issue 4(b) of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31, the Company remeasures the incentive fee expense paid to ACM in shares of the company’s common stock in accordance with the guidance provided by Issue 4(a) of EITF 96-18, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee was adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee was determined. In the event the calculated incentive compensation for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined. In 2005 and 2004, the full year incentive fee was greater than the sum of the quarterly installments.
      ACM is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of its employees, rent for facilities and other “overhead” expenses. The Company is required to pay or reimburse ACM for all expenses incurred on behalf of the Company in connection with the raising of capital or the incurrence of debt, interest expenses, taxes and license fees, litigation and extraordinary or non recurring expenses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
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
      In 2005, ACM earned incentive compensation installments totaling $9.9 million, of which $5.5 million was elected by ACM to be paid in 205,069 shares of common stock. As of December 31, 2005, ACM’s fourth quarter installment of $1.5 million was included in due to related party. As provided for in the management agreement, ACM elected to receive this entire incentive compensation fee in common stock, which was subsequently paid in February 2006 in common shares totaling 57,370. In 2004, ACM earned incentive compensation installments totaling $1.6 million. No incentive compensation was earned or paid in the period June 24, 2003 (inception) to December 31, 2003.
      For the year ended December 31, 2005, 2004 and for the period ended December 31, 2003 ACM earned $2.5 million, $2.0 million, and $0.6 million, respectively in base management fees, of which approximately $0.2 million and $0.2 million in 2004 and 2005, respectively was included in due to related party. These amounts were subsequently paid in January 2005 and 2006, respectively.

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
      SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2005 and 2004. Fair value estimates are dependent

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	December 31, 2005		December 31, 2004

		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Loans and investments, net	$1,246,825,906	$1,256,126,306	$831,783,364	$831,783,364
Related party loans, net	7,749,538	7,749,538	7,749,538	7,749,538
Available-for-sale securities	29,615,420	29,615,420	46,582,592	46,582,592
Derivative financial instruments	1,440,783	1,440,783	—	—
Financial liabilities:
Repurchase agreements	$413,624,385	$413,624,385	$409,109,372	$409,109,372
Collateralized debt obligations	299,319,000	299,319,000	—	—
Junior subordinated notes to subsidiary trust issuing preferred securities	155,948,000	155,948,000	—	—
Notes payable	115,400,377	115,400,377	165,771,447	165,771,447
Notes payable — related party	30,000,000	30,000,000	—	—
Derivative financial instruments	925,525	925,525	—	—
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

Derivative financial instruments: Fair values are approximated on current market quotes received from financial sources that trade such securities. These items are included in other assets and other liabilities on the balance sheet.

Financial Liabilities: Financial liabilities bear interest at rates that are similar to those available in the market currently. Therefore, fair values approximate the carrying values reported in the balance sheets.

Note 16 —	Subsequent Events
      On January 11, 2006, the Company completed its second non-recourse collateralized debt obligation (“CDO II”) transaction, whereby a portfolio of real estate related assets was contributed to a consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005
subsidiary retained the equity interest in the issuer with a value of approximately $119 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $412 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $63 million of cash available for acquisitions of loans and other permitted investments. The notes have an initial weighted average spread of approximately 74 basis points over three-month LIBOR. The facility has a five-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. The Company intends to own the portfolio of real estate-related assets until its maturity and will account for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO II is consolidated in the Company’s financial statements. In connection with CDO II, the Company entered into interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR. The interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to CDO II are yielding interest based on a one-month LIBOR index. These swaps were executed on December 22, 2005 with notional amounts totaling $288.3 million and expire in 2013. As of December 31, 2005, the market value of these swaps was insignificant to the financial statements.
      In order for the Company’s wholly-owned private REIT, ARSR, Inc., to qualify as a REIT under the Internal Revenue Code for the taxable year ending December 31, 2005, it was required to have at least 100 stockholders by January 2006. Accordingly, the Company’s wholly-owned private REIT issued 116 shares of preferred stock in a private offering to approximately 116 investors and certain employees of the Company and ACM for $1,000 per share in January 2006. These shares have a par value of $0.01 and yield a preferred annual return of 12.5%.
      On February 28, 2006 the Company entered into an interest rate swap agreement with a notional amount of $5.0 million, that expires in September 2010, to hedge its exposure to interest risk on its variable rate current and future forecasted LIBOR based debt relating to a certain fixed rate loans in its portfolio.
      On March 2, 2006 the Company entered into an interest rate swap agreement with a notional amount of $20.0 million, that expires in November 2012, to hedge its exposure to interest risk on its variable rate current and future forecasted LIBOR based debt relating to a certain fixed rate loans in its portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

Note 17 —	Summary Quarterly Consolidated Financial Information — Unaudited
      The following tables represent summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:
      Net income shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, in 2004, individual line items vary from such report(s) due to participation’s interest recorded as an offset to interest income, during subsequent periods being retroactively reclassified to interest expense for the third and fourth quarter’s of 2004.

	For the Three Months Ended

	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2005:	2005	2005	2005	2005

Revenue:
Interest income	$31,619,614	$27,073,076	$39,295,309	$23,121,158
Other income	74,676	35,730	46	387,798

Total revenue	$31,694,290	$27,108,806	$39,295,355	$23,508,956

Expenses:
Interest expense	15,266,253	12,462,458	9,690,559	8,326,154
Employee compensation and benefits	1,215,401	948,312	956,687	1,154,209
Stock based compensation	317,356	808,687	372,828	92,027
Selling and administrative	1,363,703	1,213,889	927,895	845,879
Management fee — related party	2,116,638	1,322,643	7,360,947	1,630,318

Total expenses	$20,279,351	$16,755,989	$19,308,916	$12,048,587

Income before minority interest and income from equity affiliates	11,414,939	10,352,817	19,986,439	11,460,369
Income from equity affiliates	—	—	8,006,443	446,997

Income before minority interest	$11,414,939	$10,352,817	$27,992,882	$11,907,366
Income allocated to minority interest	2,071,691	1,881,055	5,126,510	2,201,725

Net Income	$9,343,248	$8,471,762	$22,866,372	$9,705,641

Basic earnings per common share	0.55	0.50	1.36	0.58

Diluted earnings per common share	0.55	0.50	1.36	0.58

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

	For the Three Months Ended

	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2004:	2004	2004	2004	2004

Revenue:
Interest income	$20,674,843	$17,149,646	$11,939,350	$8,163,391
Other income	6,636	9,098	5,427	21,104

Total revenue	$20,681,479	$17,158,744	$11,944,777	$8,184,495

Expenses:
Interest expense	7,539,501	5,898,637	3,310,544	2,623,893
Employee compensation and benefits	646,720	448,564	617,137	613,306
Stock based compensation	67,544	49,792	92,806	114,201
Selling and administrative	752,793	544,575	366,843	244,311
Management fee — related party	1,721,928	1,058,845	540,939	293,118

Total expenses	$10,728,486	$8,000,413	$4,928,269	$3,888,829

Income before minority interest and income from equity affiliates	9,952,993	9,158,331	7,016,508	4,295,666
Income from equity affiliates	525,000	—	—	—

Income before minority interest	$10,477,993	$9,158,331	$7,016,508	$4,295,666
Income allocated to minority interest	1,923,558	1,524,359	1,236,560	1,191,339

Net Income	$8,554,435	$7,633,972	$5,779,948	$3,104,327

Basic earnings per common share	0.52	0.48	0.39	0.38

Diluted earnings per common share	0.52	0.47	0.38	0.38

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2005

	For the Three Months Ended

For the Period June 24, 2003 to December 31, 2003:	December 31,	September 30,

Revenue:
Interest income	$5,342,459	$4,669,990
Other income	156,002	500

Total revenue	$5,498,461	$4,670,490

Expenses:
Interest expense	947,877	721,854
Employee compensation and benefits	493,491	446,845
Stock based compensation	133,693	1,587,674
Selling and administrative	400,393	133,304
Management fee — related party	294,233	293,501

Total expense	$2,269,687	$3,183,178

Income before minority interest and income from equity affiliates	3,228,774	1,487,312
Income from equity affiliates	—	—

Income before minority interest	$3,228,774	$1,487,312
Income allocated to minority interest	895,610	412,557

Net Income	$2,333,164	$1,074,755

Basic earnings per common share	0.28	0.13

Diluted earnings per common share	0.28	0.13

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2005

		Periodic			Interest
		Payment	Maturity	Interest Pay	Accrual Rate			Carrying
Type	Location	Terms	Date	Rate Index(1)	Index	Prior Liens	Face Amount	Amount(2)

Bridge Loans
Co-op(3)	New York, NY	Interest Only	Apr-06	Fixed 10%	N/A	$—	$1,350,000	$1,350,000
Multifamily(3)	Indiana	Interest Only	Mar-06	Libor + 4.25%	N/A	—	7,749,538	7,749,538
Commercial	Brooklyn, NY	Interest Only	Oct-06	Libor + 4.75%	N/A	—	4,663,944	4,649,569
Condo Conversion	Tarzana, CA	Interest Only	Feb-07	Libor + 3.50% Libor Floor 2.58%	N/A	—	13,697,304	13,629,278
Office	San Francisco, CA	Interest Only	Dec-06	Libor + 2.985%	N/A	—	27,000,000	27,084,855
Hotel	New York, NY	Interest Only	Mar-06	Libor + 5.50%	Libor + 9.00%	—	26,600,000	26,568,835
Hotel	Miami Beach, Florida	Interest Only	Mar-09	Libor + 4.00% (Yr 1-2)	N/A	—	30,000,000	29,987,264
Multifamily	Altamonte Springs, FL	Interest Only	May-07	Libor + 3.50% Floor 4.75%	N/A	—	25,592,000	25,472,890
Condo Conversion	New York, NY	Interest Only	Apr-07	Libor + 4.00%	N/A	—	37,121,721	37,121,721
Office Condo Conv(3)	Miami Beach, FL	Interest Only	Jun-06	Libor + 4.70% Libor Floor 1.19%	N/A	—	7,903,744	7,903,744
Multifamily	Clearwater, FL	Interest Only	Jul-07	Libor + 4.00% Libor Floor 1.10%	N/A	—	12,010,667	11,945,680
Office(3)	New York, NY	Interest Only	Feb-06	Libor + 4.00% Libor Floor 1.42%	N/A	—	20,000,000	20,000,000
Multifamily	Marion, IN	Interest Only	Dec-09	Libor + 4.00% Libor Floor 2.42%	N/A	—	7,200,000	7,170,404
Hotel	Los Angeles, CA	Interest Only	Apr-07	5.00% fixed	Libor + 5.00% Libor Fl 2.87% Libor cap 4.00%	—	12,929,945	12,885,932
Condo	New York, NY	Interest Only	May-07	Libor + 3.95% Libor Fl 3.09%	N/A	—	35,224,781	34,858,776
Commercial	Brooklyn, NY	Interest Only	Aug-07	Libor + 4.5% Libor Fl 3.38%	N/A	—	27,000,000	26,896,961
Commercial	Brooklyn, NY	Interest Only	Aug-10	6.45% fixed	N/A	—	25,000,000	25,000,000
Condo	Charlottesville, VA	Interest Only	Aug-07	Libor + 4.50% Libor Fl 2.25%	N/A	—	30,707,258	30,451,066
Other	New York, NY	Interest Only	Aug-06	10.00% fixed	N/A	—	19,666,667	19,408,077
Condo Conversion	New York, NY	Interest Only	Oct-07	Libor + 4.0% Libor FL 4.03%	N/A	—	18,123,000	16,760,654
Condo Conversion	Miami, FL	Interest Only	Jul-06	Libor + 3.50% Libor Fl 4.32%	N/A	—	19,077,204	18,749,948
Multifamily	Columbia, SC	Interest Only	Jan-08	Libor + 2.50% Libor Fl 4.37%	N/A	—	4,834,000	4,786,935

							$413,451,773	$410,432,127

Mezzanine Loans
Office	Washington D.C.	Interest Only	Nov-06	Libor + 6.99%	N/A	$120,000,000	$25,000,000	$25,011,745
Retail	Various	Interest Only	Jan-06	Libor + 8.50% Floor 9.50%	N/A	336,000,000	30,100,001	30,100,001
Hotel	Chicago, IL	Interest Only	Feb-06	Libor + 5.00% Libor Floor 2.59%	N/A	47,128,145	13,855,643	13,855,643
Office	New York, NY	Interest Only	Feb-09	Libor + 5.00% Libor Floor 2.59%	N/A	5,942,925	10,529,394	10,529,394
Office	New York, NY	Interest Only	Jan-06	Libor + 5.75% Libor Floor 2.00%	N/A	150,000,000	35,000,000	35,000,000
Office	New York, NY	Interest Only	May-06	Libor + 9.00%	N/A	166,000,000	2,000,000	1,998,989
Office	New York, NY	Interest Only	May-06	Libor + 7.00%	N/A	168,000,000	25,000,000	24,987,574
Retail	Various	Interest Only	Aug-06	Libor + 4.75% Libor Floor 1.25%	N/A	108,626,171	13,632,813	13,630,947

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2005

		Periodic			Interest
		Payment	Maturity	Interest Pay	Accrual Rate			Carrying
Type	Location	Terms	Date	Rate Index(1)	Index	Prior Liens	Face Amount	Amount(2)

Retail	Various	Interest Only	Jan-06	Libor + 10% Libor Floor 1.17%	N/A	300,000,000	10,000,000	10,000,000
Mixed Use	Cambridge, MA	Interest Only	Jan-07	Libor + 4.00% Less Scvg Fee - .015%	N/A	95,000,000	35,000,000	35,001,397
Multifamily	Altamonte Springs, FL	Interest Only	May-07	Libor + 7.25% Floor 8.50%	N/A	25,592,000	2,867,000	2,853,346
Office	New York, NY	Interest Only	Jun-06	Libor + 6.50%	N/A	135,000,000	30,000,000	30,002,631
Condo	Brooklyn, NY	Interest Only	Jul-06	Libor + 5.00% Libor Floor 1.36%	Libor + 9.00%	16,225,222	4,723,612	4,723,612
Condo	New York, NY	Interest Only	Feb-07	Libor + 7.00%	Fixed 14.0%	53,398,898	25,781,165	25,718,980
Office	New York, NY	Interest Only	Jul-06	Libor + 9.00%	N/A	235,000,000	35,000,000	34,977,308
Office	New York, New York	Interest Only	Jun-06	Libor + 6.90% Libor Floor 1.75%	N/A	79,000,000	29,000,000	28,769,047
Multifamily	Tampa, FL	Interest Only	Dec-09	Libor + 5.50% Libor Floor 1.50%	N/A	7,645,000	4,000,000	3,966,192
Hotel	Kapaa, Kaunai, HI	Interest Only	Apr-07	Libor + 5.00% Libor Floor 2.85%	N/A	30,370,649	12,952,292	12,952,292
Office	New York, NY	Interest Only	Mar-15	Fixed 8.17%	N/A	265,000,000	45,000,000	43,949,992
Office	Various	Interest Only	Apr-15	Fixed 9.39%	N/A	127,500,000	12,500,000	12,484,041
Hotel	New York, NY	Interest Only	Apr-07	Fixed 9.00%	N/A	36,995,000	28,000,000	28,000,000
Multifamily	Vpisilanti, MI	Interest Only	Jan-08	Libor + 6.00%	N/A	32,178,923	7,967,831	7,986,034
Retail	Richmond, KY	Interest Only	Oct-08	Libor + 5.00% Libor Fl 3.85%	N/A	15,246,645	3,000,000	2,972,312
Condo	New York, NY	Interest Only	Apr-08	Libor + 6.75% Libor Fl 2.50%	N/A	278,614,075	49,000,000	49,048,293
Condo	New York, NY	Interest Only	Apr-08	Libor + 10.5% Libor Fl 2.50%	N/A	387,614,076	28,000,000	28,000,000
Office	Sacremento, CA	Interest Only	Feb-07	Libor + 4.89%	N/A	31,500,000	25,632,500	25,656,129
Office	Manhasset, NY	Interest Only	Jun-15	10.00% fixed	N/A	50,595,000	9,000,000	8,828,775
Multifamily	Alameda, CA	Interest Only	Sep-08	9.00% fixed	N/A	56,897,188	7,107,157	7,107,157
Multifamily	Various	Interest Only	Aug-07	Libor + 3.25%	N/A	420,000,000	25,000,000	24,799,364
Office	New York, NY	Interest Only	Nov-09	5.397% fixed	N/A	238,450,000	9,500,000	8,698,313
Office	New York, NY	Interest Only	Nov-09	5.397% fixed	N/A	246,000,000	7,550,000	6,949,104
Office	St. Louis, MO	Interest Only	Aug-15	Fixed 5.32%	N/A	125,500,000	25,500,000	18,839,708
Condo	New York, NY	Interest Only	Nov-07	Fixed 9.0%	Libor + 5.85% Libor Fl 3.9456%	150,000,000	20,150,000	19,925,382
Office	Sacremento, CA	Interest Only	Feb-07	Libor + 2.75% Libor FL 2.0%	N/A	29,700,000	1,800,000	1,800,000
Multifamily	Salt Lake City, UT	Interest Only	Oct-08	Libor + 8.00% Libor Fl 4.07%	N/A	16,752,337	2,600,000	2,563,730
Hotels	Various	Interest Only	Sep-07	Libor + 2.75%	N/A	1,293,695,000	30,653,000	30,672,761
Multifamily	Winter Springs, FL	Interest Only	Dec-10	Fixed 8.21%	N/A	30,612,100	3,096,900	3,096,900
Multifamily	Las Vegas, NV	Principal and Interest	Jan-14	Fixed 6.93%	N/A	4,745,000	755,000	755,000
Other	New York, NY	Interest Only	Aug-06	Fixed 10.0%	Fixed 15.0%	19,666,667	5,199,734	5,199,734
Office	Various	Interest Only	Oct-07	Libor + 2.75% Libor Fl 4.375%	N/A	215,000,000	40,000,000	40,002,401
Residential/ Retail	New York, NY	Interest Only	Apr-08	Libor + 6.20% Libor Fl 2.50%	N/A	327,614,076	60,000,000	60,018,422
Residential/ Retail	New York, NY	Interest Only	Apr-08	Libor + 3.00% Libor Fl 2.50%	N/A	327,614,076	30,000,000	30,000,000

							$821,454,042	$811,432,650

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2005

		Periodic			Interest
		Payment	Maturity	Interest Pay	Accrual Rate			Carrying
Type	Location	Terms	Date	Rate Index(1)	Index	Prior Liens	Face Amount	Amount(2)

Preferred Equity:
Multifamily(3)(4)	Texas	Interest Only	Mar-06	6M Libor +7.00% Floor 9.56%	N/A	9,580,474	561,487	561,487
Condo	San Diego, CA	Interest Only	Apr-07	Libor + 5.00% Libor Floor 2.50%	N/A	10,898,735	5,293,901	5,258,175
Condo	San Diego, CA	Interest Only	Apr-07	Fixed 9.00%	N/A	64,995,000	2,000,000	2,000,000
Office	New York, NY	Interest Only	Oct-08	Libor + 5.50% Libor Fl 4.037%	N/A	13,000,000	11,000,000	11,000,000

							$18,855,388	$18,819,662

Other:
Hotel	Miami, FL	Principal and Interest	Sep-23	7.39% Fixed	N/A	9,074,875	1,891,005	1,891,005
Cond Conv	New York, NY	Interest Only	Apr-08	5% Fixed	N/A	—	9,000,000	9,000,000
Cond Conv	New York, NY	Interest Only	Apr-06	Libor + 4.0%	N/A	—	1,500,000	1,500,000
Cond Conv	New York, NY	Interest Only	Apr-08	4.475% Fixed	N/A	—	1,500,000	1,500,000

							$13,891,005	$13,891,005

					TOTAL		$1,267,652,208	$1,254,575,444

(1)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(2)	The carrying amounts approximate the federal income tax basis. Also, as of December 31, 2005, there were no loans delinquent.

(3)	Reflects loans that have been extended during the period.

(4)	LIBOR for this loan refers to six-month LIBOR.
      The following table reconciles the Company’s loans and investments carrying amounts from January 1, 2005 to December 31, 2005:

Balance — January 1, 2005	$839,532,902
Additions during period:
New loan originations	1,013,337,330
Funding of unfunded loan commitments(1)	44,546,639
Accretion of unearned revenue	4,217,110
Deductions during period:
Loan payoffs	(549,374,602)
Loan partial payoffs	(25,018,823)
Unfunded loan commitments(1)	(58,291,827)
Unearned revenue	(14,373,285)

Balance — December 31, 2005	$1,254,575,444

(1)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

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
/s/ ERNST & YOUNG LLP
February 27, 2004
New York, New York

THE STRUCTURED FINANCE BUSINESS OF
ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REVENUE AND DIRECT OPERATING EXPENSES

Six Months
Ended June 30,
2003

Revenue:
Interest income	$7,688,465
Other income	1,552,414

Total revenue	9,240,879

Direct operating expenses:
Interest expense	3,468,275
Employee compensation and benefits	1,751,147
Selling and administrative	458,266
Provision for loan losses	60,000

Total direct operating expenses	5,737,688

Revenue in excess of direct operating expenses before gain on sale of loans and real estate	3,503,191

Gain on sale of loans and real estate	1,024,268
Income from equity affiliates	—

Revenue, gain on sale of loans and real estate	$4,527,459

See notes to consolidated financial statement.

THE STRUCTURED FINANCE BUSINESS OF
ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
For the Six Months Ended June 30, 2003

Note 1 —	Description of Business and Basis of Presentation
      On July 1, 2003 Arbor Commercial Mortgage, LLC (“ACM”) contributed a portfolio of structured finance investments and related debt to Arbor Realty Limited Partnership (“ARLP”), the operating partnership of Arbor Realty Trust, Inc. (“ART”). In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business (“SF Business”) or (the “Company”). Through its SF Business, ACM invests in real estate related bridge and mezzanine loans, preferred equity and other real estate related assets.
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
      The consolidated financial statements include the financial statements of ACM, its wholly owned subsidiaries, and partnerships or other joint ventures in which ACM holds, directly or indirectly, over fifty percent of the outstanding voting shares. When partnership voting interest are not clearly indicated, ACM reviews other factors to determine control, such as whether ACM is entitled to over 50% of the profits and losses of the partnership. Additionally, for investments in limited partnerships, ACM reviews the rights and obligations of the general partner and the limited partners to determine if in substance the general partner controls such entity. These rights and obligations include such items as whether the limited partner has the right to replace the general partner, approve the sale or refinancing of the partnership assets or approve the acquisition of additional significant partnership assets. In instances where AMC has a majority voting interest but minority partners have significant participation, such as the right to establish operating and capital

THE STRUCTURED FINANCE BUSINESS OF
ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
For the Six Months Ended June 30, 2003
decisions of the entity, ACM does not consolidate this entity. Based on this criteria, investments in partnerships or joint ventures that ACM does not control are accounted for under the equity method.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
For the Six Months Ended June 30, 2003

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
For the Six Months Ended June 30, 2003

Note 3 —	Selected Cash Flow Information
      A statement of cash flows is not presented because the SF Business did not maintain a separate cash balance. Other than the debt required to fund the loans and investments of the SF Business, operating activities were funded by ACM. Selected cash flow from investing and financing activities is presented below.

June 30, 2003

Cash flows from investing activities:
Loans and investments originated	$(117,176,849)
Payoffs and paydowns of loans and investments	76,106,055
Cash flows from financing activities:
Proceeds from notes payable and repurchase agreements	93,228,860
Payoffs and paydowns of notes payable and repurchase agreements	(64,019,933)

Note 4 —	Loans and Investments
      A mezzanine loan was deemed to be impaired in 2002 and a $60,000 provision for loan losses was recorded to reflect this loan at its estimated fair value in the six months ended June 30, 2003. In accordance with the Company’s policy for revenue recognition, income recognition has been suspended on this loan.

Note 5 —	Commitments and Contingencies

Litigation
      In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 6 —	Related Party Transactions
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

Note 7 —	Subsequent Events
      In June 2003, ART, a real estate investment trust, was formed to invest in structured finance assets, particularly real estate related bridge and mezzanine loans, preferred equity and, in limited cases, discounted mortgage notes and other real estate related assets. On July 1, 2003 in exchange for a commensurate equity ownership in ART’s operating subsidiary ARLP, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent the substantial portion of ACM’s SF Business.

THE STRUCTURED FINANCE BUSINESS OF
ARBOR COMMERCIAL MORTGAGE, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
For the Six Months Ended June 30, 2003
      On July 1, 2003, ART completed a private placement of ART’s units, each consisting of five shares of common stock and one warrant to purchase one share of common stock. Gross proceeds from the private financing combined with the concurrent equity contribution by ACM totaled approximately $164 million in equity capital. ART will be externally managed and advised by ACM and will pay ACM a management fee in accordance with the management agreement. ACM will also originate, underwrite and service all structured finance assets on behalf of ARLP.

Note 8 —	Unaudited Pro Forma Consolidated Financial Information
      In June 2003, ACM formed ART, a newly organized real estate investment trust to operate and expand its SF Business. On July 1, 2003 ART completed a private placement of ART’s units, each consisting of five shares of ART’s common stock and one warrant to purchase one share of common stock. Gross proceeds from the private financing totaled $120.2 million. In exchange for a commensurate equity ownership in ART’s operating subsidiary, ARLP, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity. These assets and liabilities were contributed at book value, which approximates market value, and represent 88% of the assets and 98% of the liabilities of the SF Business as of June 30, 2003. In addition, certain employees of ACM were transferred to ARLP.
      ART will be externally managed and advised by ACM and will pay ACM a management fee in accordance with the terms of the management agreement among ACM, ART and ARLP. ACM will also source originations, provide underwriting services and service all structured finance assets on behalf of ARLP. As a result, the operating expenses as presented in the historical consolidated financial statements would have been affected had ART been formed at an earlier time. Employee compensation and benefits expense would have decreased by $895,811 for the six months ended June 30, 2003, because these costs would have been borne by ACM under terms of the management agreement. Similarly, selling and administrative expense would have decreased by $65,752 for the six months ended June 30, 2003.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
For the Six Months Ended June 30, 2003
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
      Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.
      No change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Management of Arbor Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
      Based on this assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.
      The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arbor Realty Trust, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cashflows for each of the two years in the period ended December 31, 2005 and for the period from June 24, 2003 (Inception) to December 31, 2003 and our report dated March 15, 2006 expressed an unqualified opinion thereon.
/S/ ERNST & YOUNG LLP
New York, New York
March 15, 2006

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2006 Proxy Statement is incorporated herein by reference.
      The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement is incorporated herein by reference.
      The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information contained in the section captioned “Executive Compensation” of the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information contained in the section captioned “Security Ownership of Certain Beneficial Owners & Management” of the 2006 proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information contained in the section captioned “Certain Relationships and Related Transactions” of the 2006 proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2006 proxy Statement is incorporated herein by reference.
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
(b)     Exhibits.
      See the Index to Exhibits on the following page.

Exhibit
Number	Description

2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*

3.1	Articles of Incorporation of the Registrant*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant.

3.3	Articles Supplementary of the Registrant*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate for Common Stock*

4.2	Form of Global Units Certificate*

4.3	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*

10.81	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated)*

10.9	Form of Restricted Stock Agreement*

10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*

10.11	Form of Indemnification Agreement*

10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*

10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**

10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*

10.15	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.16	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

Exhibit
Number	Description

10.17	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.18	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.19	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.20	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association.

10.21	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC.

21.1	Subsidiaries of Arbor Realty Trust, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2006.

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman

Name: Ivan Kaufman

Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2006

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ William Helmreich William Helmreich	Director	March 15, 2006

/s/ C. Michael Kojaian C. Michael Kojaian	Director	March 15, 2006

/s/ Melvin F. Lazar Melvin F. Lazar	Director	March 15, 2006

/s/ Walter K. Horn Walter K. Horn	Director	March 15, 2006

/s/ Joseph Martello Joseph Martello	Director	March 15, 2006

/s/ Karen Edwards Karen Edwards	Director	March 15, 2006

/s/ Kyle Permut Kyle Permut	Director	March 15, 2006