Form 10-Q
period 2006-03-31
ARBOR REALTY TRUST INC
filed 2006-05-09
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

333 Earle Ovington Boulevard, Suite 900
Uniondale, NY	11553
(Address of principal executive offices)	Zip Code
(516) 832-8002
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 17,203,011 outstanding as of April 28, 2006.

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

CAUTIONARY STATEMENTS
     The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.
     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ending December 31, 2005. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ending December 31, 2005.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Cash and cash equivalents	$5,786,181	$19,427,309
Restricted cash	148,219,264	35,496,276
Loans and investments, net	1,312,868,923	1,246,825,906
Related party loans, net	35,604,487	7,749,538
Available-for-sale securities, at fair value	27,355,740	29,615,420
Investment in equity affiliates	18,282,944	18,094,242
Other assets	49,439,621	38,866,666

Total Assets	$1,597,557,160	$1,396,075,357

Liabilities and Stockholders’ Equity:
Repurchase agreements	$295,537,364	$413,624,385
Collateralized debt obligations	653,569,000	299,319,000
Junior subordinated notes to subsidiary trust issuing preferred securities	155,948,000	155,948,000
Notes payable	110,806,415	115,400,377
Notes payable — related party	—	30,000,000
Due to related party	3,466,902	1,777,412
Due to borrowers	3,683,121	10,691,355
Other liabilities	12,332,284	18,014,755

Total liabilities	1,235,343,086	1,044,775,284

Minority interest	65,593,438	63,691,556
Stockholders’ equity:
Preferred stock, $0.01 par value:
100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,112,761 and 17,051,391 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	171,128	170,514
Additional paid-in capital	265,549,180	264,691,931
Retained earnings	24,871,061	21,452,789
Accumulated other comprehensive income	5,991,506	1,255,522

Total stockholders’ equity	296,620,636	287,608,517

Total liabilities and stockholders’ equity	$1,597,557,160	$1,396,075,357

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Interest income	$40,688,671	$23,121,158
Other income	71,347	387,798

Total revenue	40,760,018	23,508,956

Expenses:
Interest expense	18,350,312	8,326,153
Employee compensation and benefits	1,154,931	1,154,209
Stock based compensation	422,415	92,027
Selling and administrative	837,822	845,879
Management fee — related party	4,152,773	1,630,318

Total expenses	24,918,253	12,048,586

Income before minority interest and income from equity affiliates	15,841,765	11,460,370
Income from equity affiliates	2,909,292	446,997

Income before minority interest	18,751,057	11,907,367
Income allocated to minority interest	3,396,810	2,201,726

Net income	$15,354,247	$9,705,641

Basic earnings per common share	$0.90	$0.58

Diluted earnings per common share	$0.90	$0.58

Dividends declared per common share	$0.70	$0.47

Weighted average number of shares of common stock outstanding:
Basic	17,086,849	16,635,474

Diluted	20,920,197	20,509,192

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(Unaudited)

								Accumulated
		Preferred	Preferred					Other
	Comprehensive	Stock	Stock Par	Common	Common Stock	Additional	Retained	Comprehensive
	Income	Shares	Value	Stock Shares	Par Value	Paid-in Capital	earnings	Income	Total
Balance- January 1, 2006		3,776,069	$37,761	17,051,391	$170,514	$264,691,931	$21,452,789	$1,255,522	$287,608,517

Issuance of common stock				57,370	574	1,467,194			1,467,768

Deferred compensation				4,445	44	(44)			—

Stock based compensation						422,415			422,415

Distributions–common stock							(11,935,975)		(11,935,975)

Forfeited unvested restricted stock				(445)	(4)	4			—
Adjustment to minority interest from increased ownership in ARLP						(1,032,320)			(1,032,320)

Net income	15,354,247						15,354,247		15,354,247
Net unrealized gain on securities available for sale	82,507							82,507	82,507
Unrealized gain on derivative financial instruments	4,653,477							4,653,477	4,653,477

Balance-March 31, 2006	$20,090,231	3,776,069	$37,761	17,112,761	$171,128	$265,549,180	$24,871,061	$5,991,506	$296,620,636

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$15,354,247	$9,705,641
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	422,415	92,027
Minority interest	3,396,810	2,201,726
Amortization and accretion of interest	(33,736)	250,478
Non-cash incentive compensation to manager	3,491,111	1,021,132
Changes in operating assets and liabilities:
Others assets	72,321	(1,269,824)
Other liabilities	(5,682,470)	(1,498,331)
Deferred origination fees	(95,600)	1,282,450
Due to related party	(1,801,621)	7,825,043

Net cash provided by operating activities	15,123,477	19,610,342

Investing activities:
Loans and investments originated and purchased, net	(251,309,021)	(239,782,834)
Payoffs and paydowns of loans and investments	158,403,377	207,271,701
Due to borrowers	(7,008,234)	(3,402,960)
Prepayments on securities available for sale	2,219,837	3,297,231
Change in restricted cash	(112,722,988)	(72,873,350)
Contributions to equity affiliates	(188,702)	(9,795,188)
Distributions from equity affiliates	—	1,500,000

Net cash used in investing activities	(210,605,731)	(113,785,400)

Financing activities:
Proceeds from notes payable and repurchase agreements	179,013,139	208,098,799
Payoffs and paydowns of notes payable and repurchase agreements	(331,694,122)	(409,214,727)
Proceeds from issuance of collateralized debt obligation	356,250,000	305,319,000
Payoffs and paydowns of collateralized debt obligations	(2,000,000)	—
Proceeds from issuance of junior subordinated notes	—	26,250,000
Issuance of common stock	1,467,767	4,581,762
Distributions paid to minority interest	(2,643,248)	(1,774,752)
Distributions paid on common stock	(11,935,975)	(7,757,715)
Contributions from minority shareholders	116,000	—
Payment of deferred financing costs	(6,732,435)	(8,457,680)

Net cash provided by financing activities	181,841,126	117,044,687

Net increase/(decrease) in cash and cash equivalents	(13,641,128)	22,869,629
Cash and cash equivalents at beginning of period	19,427,309	6,401,701

Cash and cash equivalents at end of period	$5,786,181	$29,271,330

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$13,847,444	$9,058,922

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 1 —Description of Business and Basis of Presentation
     Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred and direct equity and, in limited cases, mortgage-backed securities, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the periods presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and its wholly-owned subsidiaries. The Company is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”).
     The Company sold 6.8 million shares of its common stock in an initial public offering on April 13, 2004 for net proceeds of approximately $125.4 million which the Company used to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 0.5 million additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised, which resulted in the issuance of 1.0 million common shares and proceeds of $12.9 million. In October 2004, the Company received proceeds of approximately $9.4 million from the exercise of warrants by ACM for a total of 0.6 million operating partnership units. In 2005, approximately 0.6 million shares of common stock were issued from the exercise of warrants, incentive management fee payments and grants of restricted stock to certain employees of the Company and ACM. For the three months ended March 31, 2006, the Company issued 0.2 million shares from an incentive management fee payment and grants of restricted stock to certain employees of the Company and ACM. As of March 31, 2006, the Company had 17,112,761 shares of common stock outstanding.
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code of 1986, as amended with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the three months ended March 31, 2006 the Company recorded a $50,000 provision for income taxes related to these assets that are held in taxable REIT subsidiaries. This provision is included in selling and administrative expense on the income statement.
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006.
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
March 31, 2006
(Unaudited)
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
  Restricted Cash
     For the periods ended March 31, 2006 and December 31, 2005, the Company had restricted cash of $148.2 million and $35.5 million, respectively, on deposit with the trustees for the Company’s collateralized debt Obligations (“CDOs”), see Note 6 “Debt Obligations”. The balance as of March 31, 2006 primarily represents proceeds received from the Company’s second collateralized debt obligation (“CDO II”) which will be used to purchase underlying assets, proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter.
  Capitalized Interest
     The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the three months ended March 31, 2006, the Company capitalized $0.2 million of interest relating to this investment. There was no capitalization of interest during the three months ended March 31, 2005.
  Revenue Recognition
     Interest Income - Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2006 and 2005, the Company recorded $7.8 million and $1.2 million of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.
  Derivatives and Hedging Activities
     The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 138, collectively (“SFAS 133”). SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
     In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.
     Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.
     The following is a summary of the derivative financial instruments held by the Company as of March 31, 2006, and December 31, 2005: (Dollars in Thousands)

	Notional Value	Notional Value		Designation	Fair Value	Fair Value
Date Executed	March 31, 2006	December 31, 2005	Expiration Date	Cash Flow	March 31, 2006	December 31, 2005

December 21, 2004	$289,261	$289,261	January 2012	Non-Qualifying	(1)	52
December 21, 2004	179,765	179,765	January 2009	Non-Qualifying	215	183
December 22, 2005	119,171	119,171	July 2015	Non-Qualifying	(54)	(30)
December 22, 2005	111,000	111,000	July 2013	Non-Qualifying	(37)	(24)
December 22, 2005	58,085	58,085	January 2013	Non-Qualifying	(19)	(13)

Total Non-Qualifying	757,282	757,282			104	168

22-Dec-05	25,000	25,000	April 2010	Qualifying	903	556
22-Dec-05	25,000	25,000	March 2010	Qualifying	988	653
22-Dec-05	134,050	134,050	October 2015	Qualifying	2,875	(844)
22-Dec-05	5,922	5,922	November 2010	Qualifying	86	(15)
1-Mar-06	5,000	—	September 2010	Qualifying	27	—
1-Mar-06	20,000	—	November 2012	Qualifying	99	—
10-Mar-06	10,000	—	March 2016	Qualifying	27	—
14-Mar-06	7,200	—	April 2011	Qualifying	26	—
15-Mar-06	9,000	—	November 2011	Qualifying	30	—
15-Mar-06	3,763	—	November 2012	Qualifying	11	—

Total Qualifying	$244,935	$189,972			$5,072	$350

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
     The fair value of Non-Qualifying Hedges as of March 31, 2006 and December 31, 2005 was $0.1 million and $0.2 million respectively, and is recorded in other assets and other liabilities on the Balance Sheet. For the three months ended March 31, 2006 and 2005, changes in unrealized fair value of the Non-Qualifying Swaps was $0.1 million and $0.1 million, respectively, and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of March 31, 2006 and December 31, 2005 was $5.0 million and $350,000, respectively and is recorded in Other Comprehensive Income and other assets on the Balance Sheets. As of March 31, 2006, the Company would expect to reclassify approximately $0.9 million of Other Comprehensive Income from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.
     In December 2005, the Company terminated six interest rate swap derivatives at market value, and recorded an unrealized deferred hedging gain in other comprehensive income. This gain is being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life. As of March 31, 2006, and December 31, 2005, approximately $1.7 million and $1.8 million, respectively, of such gains were deferred through other comprehensive income. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months. For the three months ended March 31, 2006, the Company recorded $70,938 as a reduction to interest expense related to the accretion of these gains. There were no deferred gains relating to interest rate swaps as of March 31, 2005.
     The cumulative amount of Other Comprehensive Income related to net unrealized gains (losses) on derivatives designated as Cash Flow Hedges as of March 31, 2006 and December 31, 2005 of $6.7 million and $2.2 million, respectively is a combination of the fair value of qualifying cash flow hedges of $5.0 million and $350,000, respectively, and deferred gain on termination of interest swaps of $1.7 million and $1.8 million, respectively. The remaining portion included in Other Comprehensive Income is related to the Companies Available for Sale Securities as discussed in Note 4 “Available For Sale Securities” of these Consolidated Financial Statements.
   Variable Interest Entities
     Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
     The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2006, the Company has identified fourteen loans and investments which were made to entities determined to be VIE’s.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
     The following is a summary of the identified VIE’s as of March 31, 2006.

Type	Carrying Amount	Property	Location
Loan and investment	$47,710,938	Office	New York
Loan	30,653,000	Hotel	Various
Loan	27,432,500	Office	Sacramento
Loan and investment	26,287,775	Condo	New York
Loan	25,000,000	Multifamily	Various
Loan	17,050,000	Office	New York
Loan	7,749,538	Multifamily	Indiana
Loan	2,000,000	Multifamily	New York
Loan	10,000,000	Office	Pennsylvania
Investment	1,550,000	Junior subordinated notes (1)	N/a
Investment	820,000	Junior subordinated notes (1)	N/a
Investment	780,000	Junior subordinated notes (1)	N/a
Investment	774,000	Junior subordinated notes (1)	N/a
Investment	774,000	Junior subordinated notes (1)	N/a

(1)	These entities that issued the junior subordinated notes are VIE’s, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.
     For the fourteen VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIE’s. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.
  Recently Issued Accounting Pronouncements
     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. The Company was required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The Company believes that our current method of accounting for share-based payments is consistent with SFAS 123(R).
     Deferred compensation of $1.4 million and $1.7 million for the periods ending March 31, 2006 and December 31, 2005, respectively, relating to unvested restricted stock were reclassified to additional paid-in capital in accordance with SFAS 123(R).

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
Note 3 — Loans and Investments

			At March 31, 2006		At December 31, 2005
	March 31,	December 31,	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2006	2005	Count	Pay Rate	Count	Pay Rate
	(Unaudited)		(Unaudited)
Bridge loans	$371,753,410	$405,702,234	23	8.43%	21	8.21%
Mezzanine loans	920,613,142	821,454,043	50	9.59%	42	9.81%
Preferred equity investments	20,419,572	18,855,388	7	9.85%	4	9.64%
Other	12,379,560	13,891,005	3	5.80%	4	5.63%

	1,325,165,684	1,259,902,670	83	9.24%	71	9.25%

Unearned revenue	(12,296,761)	(13,076,764)

Loans and investments, net	$1,312,868,923	$1,246,825,906

Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of March 31, 2006, the unpaid principal balance related to 17 loans with five unrelated borrowers represented approximately 25% of total assets. The Company had 85 loans and investments, including two related party loans, as of March 31, 2006. As of March 31, 2006, 55.0%, 10.5%, and 6.4% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s available-for-sale securities at March 31, 2006. (Unaudited)

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.774% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $176,724)	$14,714,508	$14,891,232	$(425,032)	$14,466,200
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.761% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $61,826)	4,283,680	4,345,506	(138,130)	4,207,376
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.755% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $131,376)	8,800,417	8,931,793	(249,629)	8,682,164

	$27,798,605	$28,168,531	$(812,791)	$27,355,740

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
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

     As of March 31, 2006, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. These securities were purchased in March 2004 and have been in an unrealized loss position for more than twelve months. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities.
     During the three months ended March 31, 2006, the Company received prepayments of $2.2 million on these securities and amortized $0.1 million of the premium paid for these securities against interest income.
     These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6 “Debt Obligations”).
     The cumulative amount of Other Comprehensive Income related to unrealized gains (losses) on these securities as of March 31, 2006 and December 31, 2005 is ($812,792) and ($895,299), respectively.
Note 5 — Investment in Equity Affiliates
     In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC “POM,” which owns 15% of a real estate holding company that owns and operates factory outlet shopping centers. The Company accounts for this investment under the equity method. As of December 31, 2005, the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $30.1 million. In addition, the Company had a $10.0 million junior loan participation interest outstanding to an affiliate entity of the joint venture as of December 31, 2005. The loans require monthly interest payments based on one month LIBOR and matured in January 2006. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity. In June 2005, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. In accordance with this transaction, the joint venture members of POM agreed to guarantee $38 million of the new debt. The guarantee expired at the earlier of maturity or prepayment of the debt and would require performance by the members if not repaid in full. This guarantee was allocated to the members in accordance with their ownership percentages. Of the distribution received by the Company, $9.2 million was recorded as deferred revenue, representing the Company’s portion of the $38 million guarantee. In January 2006, POM refinanced the debt on a portion of the assets in its portfolio and repaid in full the debt that was added in June 2005 and the $30.1 million mezzanine loan and the $10.0 million junior loan participating interest that the Company had outstanding as of December 31, 2005. As a result, the $38 million guarantee was removed and the Company recognized the $9.2 million of deferred revenue, $6.3 million as interest income representing the portion attributable to the 16.7% carried profits interest and $2.9 million as income from equity affiliates representing the portion attributable to the 7.5% equity interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
     In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owns an office property in New York City. It is intended that the property, with over one million square feet of space, will be converted from an office property into condominium units. In addition, the Company provided loans to three partners in the investor group totaling $13 million, of which $10.5 million is outstanding as of March 31, 2006. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137 million from the primary lender. These loans are secured by the property, require monthly interest payments based on one month LIBOR and mature in April 2008. The Company sold a participating interest in one of the loans for $59 million which was recorded as a financing and is included in notes payable. For the three months ended March 31, 2006 and for the year ended December 31, 2005, the Company capitalized $0.2 million and $0.5 million, respectively, of interest on its equity investment which was approximately $10.7 million as of March 31, 2006.
Note 6 — Debt Obligations
  Repurchase Agreements
     The Company utilizes repurchase agreements, warehouse lines of credit, loan participations, collateralized debt obligations and subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are secured by certain of the Company’s loans and investments.
     The following table outlines borrowings under the Company’s repurchase agreements as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Repurchase agreement, Wachovia Bank National Association, $350 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 6.96% and 6.37%, respectively	$241,663,030	$336,829,887	$380,544,323	$554,322,023

Repurchase agreement, financial institution, $100 million committed line, expiration July 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 5.02% and 4.48%, respectively	26,329,334	27,355,741	28,425,062	29,615,420

Repurchase agreement, financial institution, $100 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 6.77% and 5.37%, respectively

	27,545,000	38,024,000	4,655,000	4,834,000
Repurchase agreement, financial institution, $50 million committed line, expiration July 2006, interest is variable based on one-month LIBOR	—	—	—	—

Total repurchase agreements	$295,537,364	$402,209,628	$413,624,385	$588,771,443

     In December 2005, the Wachovia Bank National Association repurchase agreement was amended which temporarily increased the committed amount of this facility to $500 million from $350 million until January 2006 in conjunction with the close of the Company’s second collateralized debt obligation at which time approximately $269.1 million was repaid. At March 31, 2006, the $100 million repurchase agreement with the same financial institution entered into for the purpose of financing securities available for sale had current borrowings equal to 97% of the estimated fair value of the securities (net of principal payment receivables of approximately $0.4 million). If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.
     In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of March 31, 2006, the Company had entered into three such transactions, with a book value of the associated assets of $45.0 million financed with repurchase obligations of $32.0 million. As of December 31, 2005 the Company had entered into eight such transactions, with a book value of the associated assets of $176.7 million financed with repurchase obligations of $124.6 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets.
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.71% and 8.28%, respectively	$27,070,000	$—	$27,070,000	$—
Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.91% and 7.49%, respectively	25,780,000	—	25,780,000	—
Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.86% and 7.44%, respectively	25,774,000	—	25,774,000	—
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.91% and 7.49%, respectively	25,774,000	—	25,774,000	—
Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.41% and 7.21%, respectively	51,550,000	—	51,550,000	—

Total junior subordinated notes	$155,948,000	$—	$155,948,000	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
     The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At March 31, 2006 and December 31, 2005, the outstanding balance under these facilities was $155.9 million with a current weighted average note rate of 7.88% and 7.53%, respectively. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Bridge loan warehouse, financial institution, $50 million committed line, expiration June 2006, interest rate variable based on Prime or LIBOR, the weighted average note rate was 6.84% and 6.32% , respectively	$41,104,800	$46,059,309	$46,490,512	$55,244,721
Secured term credit facility – Related Party, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 10.29% as of December 31, 2005. This facility was paid in full in January 2006	—	—	30,000,000	48,419,907
Warehousing credit facility, financial institution, $50 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.26% and 6.68%, respectively	3,274,115	4,383,811	2,632,365	3,096,900
Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	59,400,000	59,400,000	59,400,000	59,400,000
Junior loan participation, maturity July 2006, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	6,902,500	6,902,500	6,752,500	6,752,500
Junior loan participation, maturity April 2006, secured by Company’s interest in a first mortgage loan with a principal balance of $1.4 million, participation interest is based on a portion of the interest received from the loan, the loan has a fixed rate of interest. Loan was extended to October 2006	125,000	125,000	125,000	125,000

Total notes payable	$110,806,415	$116,870,620	$145,400,377	$173,039,028

     At December 31, 2005, the Company had a $50.0 million secured term credit facility with a shareholder who beneficially owned approximately 2% of the Company’s outstanding common stock. The outstanding balance under this facility was $30.0 million at December 31, 2005 and was reflected in Notes payable — related party on the accompanying balance sheet. In January 2006, this facility was paid in full.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
   Collateralized Debt Obligations
     On January 11, 2006, the Company completed its second collateralized debt obligation, or CDO II, issuing to third party investors nine tranches of investment grade collateralized debt obligations, through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). The Issuer II holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with a principal amount of approximately $356 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. The Company accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO II is consolidated in the Company’s financial statements. The nine investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the nine investment grade tranches issued in CDO II were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested. At March 31, 2006, the balance in the CDO II payable was approximately $356.3 million with a weighted average rate of 5.32%.
     In 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO I”) through a newly-formed wholly-owned subsidiary of the Company. The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for CDO I. The issuer issued investment grade rated collateralized debt obligations with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The combined weighted average rates at March 31, 2006 and December 31, 2005 was 5.36% and 4.93%, respectively. For accounting purposes, CDO I is consolidated in the Company’s financial statements. Proceeds from CDO I totaling $2.0 million were recorded as a reduction of the CDOs liability. At March 31, 2006 and December 31, 2005, the balance in CDO I was approximately $297.3 million and $299.3 million, respectively.
     At March 31, 2006 and December 31, 2005, the Company had total outstanding balances in its CDOs of $653.6 million and $299.3 million, respectively.
Debt Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented.
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
     For the three months ended March 31, 2006, the Company issued 61,370 shares of common stock, of which 57,370 common shares were payment for ACM’s incentive management fee. This had a nominal effect on ACM’s

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
limited partnership interest in ARLP at March 31, 2006. At March 31, 2006, minority interest was increased by $1.0 million to properly reflect ACM’s 18% limited partnership interest in ARLP and its wholly-owned subsidiaries.
     In order for the Company’s wholly-owned private REIT, ARSR, Inc., to qualify as a REIT under the Internal Revenue Code for the taxable year ending December 31, 2005, it was required to have at least 100 stockholders by January 2006. Accordingly, ARSR, Inc. issued 116 shares of preferred stock in a private offering to approximately 116 investors and certain employees of the Company and ACM for $1,000 per share in January 2006. These shares have a par value of $0.01 and yield a preferred annual return of 12.5%. For accounting purposes, $116,000 was recorded in the Company’s financial statements as minority interest.
Note 8 — Commitments and Contingencies
   Contractual Commitments
     As of March 31, 2006, we had the following material contractual obligations (payments in thousands):

	Payments due by period (1)
Contractual Obligations	2006	2007-2008	2009-2010	Thereafter	Total
Notes payable	$—	$41,105	$2,632	$642	$44,379
Collateralized debt obligations(2)	—	—	297,319	356,250	653,569
Repurchase agreements	73,629	122,986	76,122	22,800	295,537
Trust preferred securities	—	—	—	155,948	155,948
Loan participations	7,028	59,400	—	—	66,428
Outstanding unfunded commitments (3)	7,986	39,275	3,727	—	50,988
Interest rate swaps, treated as hedges (4)	N/A	N/A	N/A	N/A	N/A
Non-hedge derivative obligations(4)	N/A	N/A	N/A	N/A	N/A
Management fee (5)	N/A	N/A	N/A	N/A	N/A

Totals	$88,643	$262,766	$379,800	$535,640	$1,266,849

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $297.3 million of CDO I debt and $356.3 million of CDO II debt with a weighted average remaining maturity of 3.6 and 3.9 years, respectively, as of March 31, 2006.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $51.0 million as of March 31, 2006, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(4)	These contracts do not have fixed and determinable payments.

(5)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
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
March 31, 2006
(Unaudited)
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
     On April 13, 2004, the Company issued 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. In May, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. Additionally in 2004, ACM was paid its third quarter incentive management fee in shares of common stock totaling 22,498. The Company issued 973,354 shares of common stock from the exercise of warrants and received net proceeds of $12.9 million. After giving effect to these transactions, the Company had approximately 16.5 million shares of common stock issued and outstanding at December 31, 2004.
     In 2005, the Company issued 282,776 shares of common stock from the exercise of warrants and received net proceeds of $4.2 million. In addition, ACM was paid 191,342 common shares from incentive management fees earned. Furthermore, in 2005, the Company issued 124,500 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. After giving effect to these transactions, the Company had approximately 17.1 million shares issued and outstanding as of December 31, 2005.
     In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors was vested as of the date of grant, another one third will vest on January 31, 2007 and the remaining third will vest on January 31, 2008.
     In February 2006, upon the resignation of a member of the Company’s board of directors, 445 shares of restricted stock were forfeited. The Company issued 1,445 shares of common stock to this individual in conjunction with an advisory role taken with the Company. Furthermore, in February 2006, ACM was paid its fourth quarter 2005 incentive management fee in 57,370 shares of common stock. After giving effect to these transactions, the Company had 17,112,761 shares issued and outstanding.
Note 10 — Earnings Per Share
     Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income adjusted for minority interest by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are ARLP’s operating partnership units, warrants to purchase additional shares of common stock, warrants to purchase additional operating partnership units and the potential settlement of incentive management fees in common stock. The dilutive effect of the warrants is calculated using the treasury stock method.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2006		March 31, 2005
	Basic	Diluted	Basic	Diluted
Net income	$15,354,247	$15,354,247	$9,705,641	$9,705,641
Add: Income allocated to minority interest	—	3,396,810	—	2,201,726

Earnings per EPS calculation	$15,354,247	$18,751,057	$9,705,641	$11,907,367

Weighted average number of common shares outstanding	17,086,849	17,086,849	16,635,474	16,635,474

Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares		57,279		40,697
Dilutive effect of warrants	—	—	—	56,952

Total weighted average common shares outstanding	17,086,849	20,920,197	16,635,474	20,509,192

Earnings per common share	$0.90	$0.90	$0.58	$0.58

Note 11 — Related Party Transactions
     As of March 31, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. This loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended March 31, 2006 and 2005 was approximately $0.2 million and $0.1 million, respectively.
     ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At March 31, 2006, ACM’s investment in this joint venture was approximately $0.2 million. At March 31, 2006, the Company had a $27.9 million preferred equity investment outstanding to this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the three months ended March 31, 2006 was approximately $11,000.
     During the three months ended March 31, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. The Company was credited $0.4 million of this fee which represents our proportionate effort in facilitating the financing. The fee was included in other income for the three months ended March 31, 2005. No such fee was earned for the three months ended March 31, 2006.
     At March 31, 2006, $0.2 million of escrows received at loan closings were due from ACM and were included net in due to related party. This payment was received in April 2006. At December 31, 2005, escrows received by the Company at loan closings and expense payments made by ACM on behalf of the Company totaling $0.1 million were included in due to related party and payment was remitted in January 2006.
     The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with whom it has conflicts of interest. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
March 31, 2006
(Unaudited)
together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds an 18% limited partnership interest in the Company’s operating partnership and 18% of the voting power of its outstanding stock.
Note 12 — Distributions
     On April 20, 2006, the Company declared distributions of $0.72 per share of common stock, payable with respect to the three months ended March 31, 2006, to stockholders of record at the close of business on May 1, 2006. The Company intends to pay these distributions on May 15, 2006. In addition on January 11, 2006, the Company declared distributions of $0.70 per share of common stock, payable with respect to the three months ended December 31, 2005 to stockholders of record at the close of business on January 23, 2006. These distributions were subsequently paid on February 6, 2006.
Note 13 — Management Agreement
     The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee. For the three months ended March 31, 2006 and 2005, ACM earned an incentive compensation installment totaling $3.5 million and $1.0 million, respectively, which were included in due to related party. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds 9.5% return on invested funds or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, as described in the management agreement. For the three months ended March 31, 2005, ACM was paid its management fee earned in common shares totaling 40,697. For the three months ended March 31, 2006, ACM elected to be paid its incentive management fee partially in 64,891 of common shares with the remainder to be paid in cash totaling $1.7 million, payable in May 2006. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. For the three months ended March 31, 2006 and 2005, the Company recorded $0.7 million and $0.6 million, respectively, of base management fees due to ACM of which $0.2 million and $0.6 million, respectively, were included in due to related party and paid in the month subsequent to the respective periods.
Note 14 — Due to Borrowers
     Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.
Note 15 – Subsequent Events
     In April 2006, the Company issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010.
     In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock granted to this director was vested as of the date of grant, another one third will vest in April 2007 and the remaining third will vest in April 2008.

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
     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the three months ended March 31, 2006, the Company recorded a $50,000 provision for income taxes related to these assets that are held in taxable REIT subsidiaries.
Changes in Financial Condition
     During the quarter ended March 31, 2006, we originated 18 loans and investments totaling $253.9 million, of which $245.0 million was funded as of March 31, 2006. Of the new loans and investments, four were bridge loans totaling $40.3 million, six were mezzanine loans totaling $102.8 million, six were junior participating interests totaling $78.8 million and two were preferred equity investments totaling $32.0 million. We have received repayment in full of eight loans totaling $135.4 million and partial repayment on five loans totaling $22.2 million.
     Our loan portfolio balance at March 31, 2006 was $1.35 billion, with a weighted average current interest pay rate of 9.32% as compared to $1.25 billion, with a weighted average current interest pay rate of 9.24% at December 31, 2005. At March 31, 2006, advances on financing facilities totaled $1.2 billion, with a weighted average funding cost of 6.45% as compared to $1.0 billion, with a weighted average funding cost of 6.57% at December 31, 2005. Additionally, our investment in equity affiliates portfolio at March 31, 2006 was $18.3 million as compared to $18.1 million at December 31, 2005.

     On January 11, 2006, we completed our second non-recourse collateralized debt obligation (“CDO II”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained an equity interest in the portfolio with a value of approximately $119 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $412 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $63 million of cash available for acquisitions of loans and other permitted investments. The notes have an initial weighted average spread of approximately 74 basis points over three-month LIBOR. The facility has a five-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. We will account for this transaction on our balance sheet as a financing. These proceeds were used to repay outstanding debt with higher costs of funds. In connection with CDO II, we entered into an interest rate swap agreement to hedge our exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR as well as interest rate swaps on current and future projected LIBOR-based debt relating to certain fixed rate loans in our portfolio.
     In order for our wholly-owned private REIT, ARSR, Inc., to qualify as a REIT under the Internal Revenue Code for the taxable year ending December 31, 2005, it was required to have at least 100 stockholders by January 2006. Accordingly, our wholly-owned private REIT issued 116 shares of preferred stock in a private offering to approximately 116 investors and certain employees of us and ACM for $1,000 per share in January 2006. These shares have a par value of $0.01 and yield a preferred annual return of 12.5%.
     In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors was vested as of the date of grant, another one third will vest on January 31, 2007 and the remaining third will vest on January 31, 2008.
     In February 2006, upon the resignation of a member of our board of directors, 445 shares of restricted stock were forfeited. We issued 1,445 shares of common stock to this individual in conjunction with an advisory role taken with us. Furthermore, in February 2006 Arbor Commercial Mortgage (“ACM”), our manager, was paid its fourth quarter 2005 incentive management fee in 57,370 shares of common stock. After giving effect to these transactions, we had 17,112,761 shares issued and outstanding.
     In April 2006, we issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of us and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010.
     In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock granted to this director was vested as of the date of grant, another one third will vest in April 2007 and the remaining third will vest in April 2008.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the three months ended March 31, 2006, interest income earned on these loans and investments represented approximately 84.1% of our total revenues.
     Interest income may also be derived from profits of equity participation interests. For the three months ended March 31, 2006, interest on these investments represented approximately 15.4% of our total revenues.
     We also derive interest income from our investments in mortgage related securities. For the three months ended March 31, 2006, interest on these investments represented less than 1% of our total revenues.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three months ended March 31, 2006, revenue from other income represented less than 1% of our total revenues.

Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity method of accounting. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. The Company is not required to fund losses incurred by the joint venture. Therefore, the Company only recognizes its share of losses to the extent of its capital investment. For the three months ended March 31, 2006 and 2005, income from equity affiliates totaled approximately $2.9 million and $0.4 million, respectively. The $2.9 million is the recognition of previously deferred income from excess proceeds received from the refinance of a property of one of our equity affiliates as described in Note 5 “Investment in Equity Affiliates” of our consolidated financial statements, which appears in “Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.”
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2006, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2006 and 2005, we recorded $7.8 million and $1.2 million of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.
Derivatives and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. During the first quarter of 2006 the Company entered into six additional interest rate swaps that qualify as cash flow hedges, having a total combined notional value of approximately $61.0 million. These additional hedges combined with a change in the projected future LIBOR rates have resulted in an increase to the fair value of our hedge portfolio of approximately $4.5 million from December 31, 2005.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”
Recently Issued Accounting Pronouncements
     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We were required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. We believe that our current method of accounting for share-based payments is consistent with SFAS 123(R). In addition, deferred compensation of $1.4 million and $1.7 million for the periods ending March 31, 2006 and December 31, 2005, respectively, relating to unvested restricted stock were reclassified to additional paid-in capital in accordance with SFAS 123(R).
Results of Operations
     The following table sets forth our results of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2006	2005	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$40,688,671	$23,121,158	$17,567,513	76%
Other income	71,347	387,798	(316,451)	(82%)

Total revenue	40,760,018	23,508,956	17,251,062	74%

Expenses:
Interest expense	18,350,312	8,326,153	10,024,159	120%
Employee compensation and benefits	1,154,931	1,154,209	722	0%
Stock based compensation	422,415	92,027	330,388	359%
Selling and administrative	837,822	845,879	(8,057)	(1%)
Management fee — related party	4,152,773	1,630,318	2,522,455	155%

Total expenses	24,918,253	12,048,586	12,869,667	107%

Income before minority interest and income from equity affiliates	15,841,765	11,460,370	4,381,395	38%

Income from equity affiliates	2,909,292	446,997	2,462,295	551%

Income before minority interest	18,751,057	11,907,367	6,843,690	57%
Income allocated to minority interest	3,396,810	2,201,726	1,195,084	54%

Net income	$15,354,247	$9,705,641	$5,648,606	58%

Revenue
     Interest income increased $17.6 million, or 76%, to $40.7 million for the three months ended March 31, 2006 from $23.1 million for the three months ended March 31, 2005. This increase was due in part to the recognition of $6.3 million of income for the three months ended March 31, 2006 from a 16.7% carried profits interest in a $30.1 million mezzanine loan that was repaid in January 2006. This income was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding this transaction, interest income increased $11.3 million, or 49%, over the same period. This increase was primarily due to a 53% increase in the average balance of loans and investments from $825.6 million to $1.3 billion due to increased originations, partially offset by a 4% decrease in the average yield on assets from 11.1% to 10.6% as a result of margin compression on new originations compared to loan payoffs, partially offset by increased interest rates on our floating rate portfolio due to a rise in LIBOR. Interest income from available for sale securities decreased $0.1 million, or 45%, to $0.3 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005. This decrease is primarily due to a decrease in the average balance to $29.2 million for the three months ended March 31, 2006 from $44.7 million for the three months ended March 31, 2005, as a result of prepayments received on our investment.
     Other income decreased $0.3 million, or 82%, to $0.1 million for the three months ended March 31, 2006 from $0.4 million for the three months ended March 31, 2005. This was primarily due to a $0.4 million structuring fee received for services rendered in arranging a loan facility for a borrower in the three months ended March 31, 2005.
Expenses
     Interest expense increased $10.0 million, or 120%, to $18.4 million for the three months ended March 31, 2006 from $8.3 million for the three months ended March 31, 2005. This increase was primarily due to an 81% increase in the average debt financing on our loans and investment portfolio from $580.8 million for the three months ended March 31, 2005 to $1.1 billion for the three months ended March 31, 2006 as a result of increased loan originations and increased financing facilities, a 26% increase in the average cost of these borrowings from 5.53% to 6.94% due to increased market interest rates as well as the cost of interest rate swaps on our variable rate debt associated with certain of our fixed rate loans. In addition, interest expense on debt financing of our available for sale securities portfolio totaled $0.3 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005. There was a 35% decrease in the weighted average borrowings from $42.8 million for the three months ended March 31, 2005, to $27.8 million for the same period in 2006 which was offset by a 75% increase in the average cost of debt due to increased interest rates from the same period in 2005 to 2006.
     Employee compensation and benefits expense totaled $1.2 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense totaled $0.4 million, up from $0.1 million for the three months ended March 31, 2005. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock granted as a result of 123,500 restricted stock shares granted since the three months ended March 31, 2005.
     Selling and administrative expense totaled $0.8 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005. These expenses represent professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance, marketing costs, insurance expense, director’s fees and other operating costs.
     Management fees increased $2.5 million, or 155%, to $4.2 million for the three months ended March 31, 2006 from $1.6 million for the three months ended March 31, 2005. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.1 million, or 9%, to $0.7 million for the three months ended March 31, 2006 from $0.6 million for the three months ended March 31, 2005. The increase is primarily due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2005. The incentive management fees increased by $2.5 million, or 242%, to $3.5 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005, due to increased profitability over the same periods as a result of the recognition of $9.2 million of income from previously deferred revenue of which $6.3 million was interest income and $2.9 million was income from equity affiliates.
Income From Equity Affiliates
     Income from equity affiliates totaled $2.9 million, up from $0.4 million for the three months ended March 31, 2005. This increase was primarily due to the recognition of $2.9 million of income from previously deferred revenue from excess proceeds received from the refinance of a property of one of our investments in equity affiliates for the three months ended March 31, 2006.
Income Allocated to Minority Interest
     Income allocated to minority interest increased by $1.2 million, or 54%, to $3.4 million for the three months ended March 31, 2006 from $2.2 million for the three months ended March 31, 2005. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 57% increase in income before minority interest over the same periods.
Liquidity and Capital Resources
Sources of Liquidity
     Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, the issuance of floating rate notes resulting from our CDOs (described below) in January 2005 and January 2006, the issuance of junior subordinated notes to subsidiary trusts issuing preferred securities, borrowings under credit agreements, net cash provided by operating activities including cash from equity participation interests, repayments of outstanding loans and investments, funds from junior loan participation arrangements and the future issuance of common, convertible and/or preferred equity securities.
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
     We also maintain liquidity through four master repurchase agreements, one warehouse credit facility and one bridge loan warehousing credit agreement with five different financial institutions. In addition, we have issued two collateralized debt obligations and five separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.
     We have a $350.0 million master repurchase agreement, with Wachovia Bank National Association, dated December 2003, with a term of three years that bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In December 2005, we amended this facility on a temporary basis to provide for an increase in the amount of financing available under this facility from $350 million to $500 million. This increase expired in January of 2006 in conjunction with the closing of CDO II, at which time $203 million of this facility was paid down (see below). At March 31, 2006, the outstanding balance under this facility was $241.7 million with a current weighted average note rate of 6.96%. In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. This agreement expires in July 2006 and has an interest rate of LIBOR plus 0.20%. At March 31, 2006, the outstanding balance under this facility was $26.3 million with a current weighted average note rate of 5.02%.
     We have a $100.0 million master repurchase agreement with a second financial institution, effective December 2005, that has a term expiring in December 2006 and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At March 31, 2006, the outstanding balance under this facility was $27.6 million with a current weighted average note rate of 6.77%.
     We have a $50.0 million master repurchase agreement with a third financial institution, dated as of July 1, 2003, which matures in July 2006 and bears interest at LIBOR plus pricing of 1.75% to 3.50%, varying on the type of asset financed. This facility has not yet been utilized.
     We have a $50.0 million bridge loan warehousing credit agreement with a fourth financial institution to provide financing for bridge loans. This agreement expires in June 2006 and bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6-month LIBOR plus 1.75%, at the Company’s option. At March 31, 2006, the outstanding balance under this facility was $41.1 million with a current weighted average note rate of 6.84%.
     We have a $50.0 million warehousing credit facility with a fifth financial institution, effective December 2005, which has a term expiring in December 2007 and bears interest at LIBOR plus pricing of 2.00% to 2.50%, varying on the type of asset financed. At March 31, 2006, the outstanding balance under this facility was $3.3 million with a current weighted average note rate of 7.26%.
     We had a $50.0 million warehouse credit facility with a sixth financial institution, who beneficially owned approximately 2% of our outstanding common stock as of December 31, 2005 which was terminated in January 2006. This agreement had a term of one year with two six-month extension periods and bore interest at LIBOR plus 6.00%.
     We have a non-recourse collateralized debt obligation transaction or CDO, which closed on January 19, 2005, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 77 basis points over a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the CDO were used to repay outstanding debt under our existing facilities totaling $267 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. At March 31, 2006, the outstanding balance under this facility was $297.3 million with a weighted average current note rate of 5.36%. Proceeds from the repayment of assets which serve as collateral for our CDO must be retained in the CDO structure until such collateral can be replaced or used to paydown the secured notes and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO is consolidated in our financial statements.
     On January 11, 2006, we completed our second non-recourse collateralized debt obligation transaction, or CDO II, whereby $475 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 74 basis points over a floating rate of interest based on three-month LIBOR. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from CDO II were used to repay outstanding debt under our existing facilities totaling $301 million. By contributing these real estate assets to CDO II, this transaction resulted in a decreased cost of funds relating to CDO II’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO II must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO II is consolidated in our financial statements. At March 31, 2006, the outstanding balance under this facility was $356.3 million with a weighted average current note rate of 5.32%.
     In 2005, we, through newly-formed wholly-owned subsidiaries of our operating partnership, issued a total of $155.9 million of junior subordinated notes in five separate private placements, described in Note 6 “Debt Obligations” of our consolidated financial statements, which appears in “Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.” These securities are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At March 31, 2006, the outstanding balance under these facilities was $155.9 million with a current weighted average note rate of 7.88%.
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
     As of March 31, 2006, these facilities had an aggregate capacity of $1.5 billion and borrowings were approximately $1.2 billion.
     Each of the credit facilities contains various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of March 31, 2006, we are in compliance with all covenants and restrictions under these credit facilities.
     We have three junior loan participations with a total outstanding balance at March 31, 2006 of $66.4 million. These participation borrowings have maturity dates equal to the corresponding mortgage loans and are secured by the participant’s interests in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.
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
Contractual Commitments
     As of March 31, 2006, we had the following material contractual obligations (payments in thousands):

	Payments due by period (1)
Contractual Obligations	2006	2007-2008	2009-2010	Thereafter	Total
Notes payable	$—	$41,105	$2,632	$642	$44,379
Collateralized debt obligations(2)	—	—	297,319	356,250	653,569
Repurchase agreements	73,629	122,986	76,122	22,800	295,537
Trust preferred securities	—	—	—	155,948	155,948
Loan participations	7,028	59,400	—	—	66,428
Outstanding unfunded commitments (3)	7,986	39,275	3,727	—	50,988
Interest rate swaps, treated as hedges (4)	N/A	N/A	N/A	N/A	N/A
Non-hedge derivative obligations(4)	N/A	N/A	N/A	N/A	N/A
Management fee (5)	N/A	N/A	N/A	N/A	N/A

Totals	$88,643	$262,766	$379,800	$535,640	$1,266,849

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $297.3 million of CDO I debt and $356.3 million of CDO II debt with a weighted average remaining maturity of 3.6 years and 3.9 years, respectively, as of March 31, 2006.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $60.0 million as of March 31, 2006, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(4)	These contracts do not have fixed and determinable payments.

(5)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.7 million in base management fees for services rendered in three months ended March 31, 2006.
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
     For the three months ended March 31, 2006, our manager earned a total of $3.5 million of incentive compensation and intends to elect to receive it partially in cash totaling $1.7 million and partially in 64,891 shares of common stock.
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

Related Party Transactions
     As of March 31, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. This loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended March 31, 2006 and 2005 was approximately $0.2 million and $0.1 million, respectively.
     ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At March 31, 2006, ACM’s investment in this joint venture was approximately $0.2 million. At March 31, 2006, the Company had a $27.9 million preferred equity investment outstanding to this joint venture, which was collateralized by a pledge in the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the three months ended March 31, 2006 was approximately $11,000.
     During the three months ended March 31, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. The Company was credited $0.4 million of this fee which represents our proportionate effort in facilitating the financing. The fee was included in other income for the three months ended March 31, 2005. No such fee was earned in the three months ended March 31, 2006.
     At March 31, 2006, $0.2 million of escrows received at loan closings were due from ACM and were net in due to related party. This payment was received in April 2006. At December 31, 2005, $0.2 million of escrows received by the Company at loan closings were due to ACM and included in due to related party. This payment was remitted in January 2006. In addition, as of December 31, 2005, approximately $0.1 million of net expenses payments due from ACM were included net in due to related party. These payments were received in January 2006.
     The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with whom it has conflicts of interest. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds an 18% limited partnership interest in the Company’s operating partnership and 18% of the voting power of its outstanding stock.

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
     Based on our loans, liabilities, and related interest rate swaps as of March 31, 2006 and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.0 million, due to the principal amount of loans subject to interest rate adjustment exceeding the liabilities that would be subject to an interest rate adjustment. This is primarily due to our interest rate swaps that convert approximately $245.0 million of variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. Based on our loans, liabilities, and related interest rate swaps as of March 31, 2006 and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.5 million. This is primarily due to loans currently subject to interest rate floors (therefore not subject to the full downward interest rate adjustment), partially offset by our interest rate swaps that effectively convert approximately $245.0 million of variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to the 1% decrease.
     Based on the loans, liabilities, and related interest rate swaps, as of December 31, 2005, and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $2.0 million primarily due to the fact that the principal amount of loans subject to interest rate adjustment exceeds the liabilities that would be subject to an interest rate adjustment. This is primarily due to our interest rate swaps that effectively convert approximately $190.0 million of variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis not subject to a 1% increase. Based on the loans, liabilities, and related interest rate swaps, as of December 31, 2005, and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.1 million. This is primarily due to our interest rate swaps that effectively convert approximately $190.0 of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
     In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
     We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the re-pricing of the debt obligations occurs more quickly than the re-pricing of the securities, on average, our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This would result in a reduction to our net interest income and cash flows related to these securities. Based on the securities and borrowings as of March 31, 2006, and December 31, 2005, and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $0.3 million and $0.3 million, respectively. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.3 million, and $0.3 million, respectively.
     In connection with our CDOs described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we entered into interest rate swap agreements to hedge the exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDOs are yielding interest based on a one-month LIBOR index.
     These swaps were executed on December 21, 2004 and December 22, 2005 having notional values of $469.0 million and $288.3 million, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2006, and December 31, 2005, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by $43,095 and $0.1 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by $39,006, and $0.1 million, respectively.
     In connection with the issuance of variable rate junior subordinate notes during 2005,we entered into two interest rate swap agreements in June 2005 with total notional values of $50 million. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2006, and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $0.8 million and $0.9 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $0.9 million and $0.9 million, respectively.
     As of March 31, 2006 we had eight interest rate swap agreements outstanding that have a combined notional value of $194.9 million, as of December 31, 2005 we had two interest rate swap agreements outstanding with combined notional values of $140.0 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2006, and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $5.5 million and $4.7 million respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $5.7 million and $4.7 million, respectively.

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
Item 1A. RISK FACTORS
     Not applicable.
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
Item 5. OTHER INFORMATION
     Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description
2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*

3.1	Articles of Incorporation of the Registrant*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant. ‡

3.3	Articles Supplementary of the Registrant*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate for Common Stock*

4.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*

10.9	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated)*

10.10	Form of Restricted Stock Agreement*

10.11	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*

10.12	Form of Indemnification Agreement*

10.13	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*

10.14	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**

10.15	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*

10.16	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

Exhibit
Number	Description
10.17	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

10.18	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.19	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ Ivan kaufman

Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ Paul Elenio

Name: Paul Elenio
Title: Chief Financial Officer
Date: May 9, 2006