Form 10-Q
period 2006-06-30
ARBOR REALTY TRUST INC
filed 2006-08-09
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 17,267,902 outstanding as of August 4, 2006.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Cash and cash equivalents	$6,386,148	$19,427,309
Restricted cash	55,252,101	35,496,276
Loans and investments, net	1,460,590,987	1,246,825,906
Related party loans, net	35,604,487	7,749,538
Available-for-sale securities, at fair value	26,240,481	29,615,420
Investment in equity affiliates	20,467,920	18,094,242
Other assets	58,278,404	38,866,666

Total Assets	$1,662,820,528	$1,396,075,357

Liabilities and Stockholders’ Equity:
Repurchase agreements	$269,895,547	$413,624,385
Collateralized debt obligations	650,389,000	299,319,000
Junior subordinated notes to subsidiary trust issuing preferred securities	222,962,000	155,948,000
Notes payable	124,946,835	115,400,377
Notes payable — related party	—	30,000,000
Due to related party	1,684,852	1,777,412
Due to borrowers	13,441,750	10,691,355
Other liabilities	13,581,302	18,014,755

Total liabilities	1,296,901,286	1,044,775,284

Minority interest	65,754,671	63,691,556
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,267,902 and 17,051,391 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	172,679	170,514
Additional paid-in capital	267,507,331	264,691,931
Retained earnings	22,281,046	21,452,789
Accumulated other comprehensive income	10,165,754	1,255,522

Total stockholders’ equity	300,164,571	287,608,517

Total liabilities and stockholders’ equity	$1,662,820,528	$1,396,075,357

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:

Interest income	$38,848,431	$39,295,309	$79,537,102	$62,416,467
Other income	49,050	46	120,397	387,844

Total revenue	38,897,481	39,295,355	79,657,499	62,804,311

Expenses:
Interest expense	21,576,662	9,690,559	39,926,974	18,016,712
Employee compensation and benefits	1,154,477	956,687	2,309,408	2,110,896
Stock based compensation	943,038	372,828	1,365,453	464,855
Selling and administrative	1,230,955	927,895	2,068,777	1,773,774
Management fee — related party	2,050,927	7,360,947	6,203,700	8,991,265

Total expenses	26,956,059	19,308,916	51,874,312	31,357,502

Income before minority interest and income from equity affiliates	11,941,422	19,986,439	27,783,187	31,446,809
Income from equity affiliates	—	8,006,443	2,909,292	8,453,440

Income before minority interest	11,941,422	27,992,882	30,692,479	39,900,249
Income allocated to minority interest	2,145,270	5,126,510	5,542,080	7,328,236

Net income	$9,796,152	$22,866,372	$25,150,399	$32,572,013

Basic earnings per common share	$0.57	$1.36	$1.47	$1.95

Diluted earnings per common share	$0.57	$1.36	$1.46	$1.94

Dividends declared per common share	$0.72	$0.55	$1.42	$1.02

Weighted average number of shares of common stock outstanding:

Basic	17,242,332	16,794,922	17,165,020	16,715,639

Diluted	21,073,987	20,593,148	20,997,517	20,551,148

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(Unaudited)

			Preferred					Accumulated Other
	Comprehensive	Preferred	Stock Par	Common Stock	Common Stock	Additional Paid-		Comprehensive
	Income	Stock Shares	Value	Shares	Par Value	in Capital	Retained earnings	Income	Total

Balance- January 1, 2006		3,776,069	$37,761	17,051,391	$170,514	$264,691,931	$21,452,789	$1,255,522	$287,608,517
Issuance of common stock				122,261	1,222	3,217,942			3,219,164
Deferred compensation				94,695	947	(947)			—
Stock based compensation						1,365,453			1,365,453
Distributions—common stock							(24,322,142)		(24,322,142)
Forfeited unvested restricted stock				(445)	(4)	4			—
Adjustment to minority interest from increased ownership in ARLP						(1,767,052)			(1,767,052)
Net income	25,150,399						25,150,399		25,150,399
Net unrealized gain on securities available for sale	199,274							199,274	199,274
Unrealized gain on derivative financial instruments	8,710,958							8,710,958	8,710,958

Balance-June 30, 2006	$34,060,631	3,776,069	$37,761	17,267,902	$172,679	$267,507,331	$22,281,046	$10,165,754	$300,164,571

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$25,150,399	$32,572,013
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	1,365,453	464,855
Minority interest	5,542,080	7,328,236
Amortization and accretion of interest	(78,238)	612,962
Non-cash incentive compensation to manager	3,143,827	7,756,721
Changes in operating assets and liabilities:
Others assets	(2,777,706)	(829,644)
Other liabilities	(7,577,279)	6,617,152
Deferred origination fees	(193,647)	873,068
Due to related party	(92,560)	5,469,667

Net cash provided by operating activities	24,482,329	60,865,030

Investing activities:
Loans and investments originated and purchased, net	(533,782,055)	(401,556,063)
Payoffs and paydowns of loans and investments	292,882,766	293,582,529
Due to borrowers	2,750,395	(6,008,251)
Prepayments on securities available for sale	3,350,324	7,963,187
Change in restricted cash	(19,755,825)	(73,836,140)
Contributions to equity affiliates	(2,406,967)	(16,253,938)
Distributions from equity affiliates	33,289	3,600,000

Net cash used in investing activities	(256,928,073)	(192,508,676)

Financing activities:
Proceeds from notes payable and repurchase agreements	244,938,546	454,100,931
Payoffs and paydowns of notes payable and repurchase agreements	(409,120,925)	(503,299,964)
Proceeds from issuance of collateralized debt obligation	356,250,000	305,319,000
Payoffs and paydowns of collateralized debt obligations	(5,180,000)	(2,000,000)
Proceeds from issuance of junior subordinated notes	67,014,000	—
Issuance of common stock	3,219,164	6,402,304
Distributions paid to minority interest	(5,362,018)	(3,851,590)
Distributions paid on common stock	(24,322,142)	(16,966,763)
Contributions from minority shareholders	116,000	—
Payment of deferred financing costs	(8,148,041)	(11,354,022)

Net cash provided by financing activities	219,404,583	228,349,896

Net increase/(decrease) in cash and Cash Equivalents	(13,041,161)	96,706,250
Cash and cash equivalents at beginning of period	19,427,309	6,401,701

Cash and cash equivalents at end of period	$6,386,148	$103,107,951

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$34,757,080	$16,308,956

See notes to consolidated financial statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
     The Company sold 6.8 million shares of its common stock in an initial public offering on April 13, 2004 for net proceeds of approximately $125.4 million, which the Company used to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 0.5 million additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised, which resulted in the issuance of 1.0 million common shares and proceeds of $12.9 million. In October 2004, the Company received proceeds of approximately $9.4 million from the exercise of warrants by ACM for a total of 0.6 million operating partnership units. In 2005, approximately 0.6 million shares of common stock were issued from the exercise of warrants, incentive management fee payments and grants of restricted stock to certain employees of the Company and ACM. For the six months ended June 30, 2006, the Company issued 0.2 million shares from an incentive management fee payment and grants of restricted stock to certain employees of the Company and ACM. As of June 30, 2006, the Company had 17,267,902 shares of common stock outstanding.
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code of 1986, as amended with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the six months ended June 30, 2006 the Company recorded a $0.2 million provision for income taxes related to these assets that are held in taxable REIT subsidiaries. This provision is included in selling and administrative expense on the income statement.
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
  Restricted Cash
     On June 30, 2006 and December 31, 2005, the Company had restricted cash of $55.3 million and $35.5 million, respectively, on deposit with the trustees for the Company’s collateralized debt Obligations (“CDOs”), see Note 6 “Debt Obligations”. The balance as of June 30, 2006 primarily represents proceeds received from loan repayments, which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs, which are remitted to the Company quarterly in the month following the quarter.
  Capitalized Interest
     The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures which is accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the three and six months ended June 30, 2006, the Company capitalized $0.2 million and $0.4 million, respectively of interest relating to this investment. There was no capitalization of interest during the three and six months ended June 30, 2005.
  Revenue Recognition
     Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for an accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended June 30, 2006 and 2005, the Company recorded $0.5 million and $17.2 million and for the six months ended June 30, 2006 and 2005, the Company recorded $8.3 million and $18.4 million, of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.
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
     The following is a summary of the derivative financial instruments held by the Company as of June 30, 2006, and December 31, 2005: (Dollars in Thousands)

	Notional	Notional
	Value	Value			Fair Value	Fair Value
	June 30,	December 31,	Expiration	Designation	June 30,	December 31,
Date Executed	2006	2005	Date	Cash Flow	2006	2005

December 21, 2004	$289,261	$289,261	January 2012	Non-Qualifying	138	52
December 21, 2004	179,765	179,765	January 2009	Non-Qualifying	166	183
December 23, 2005	119,171	119,171	July 2015	Non-Qualifying	226	(30)
December 23, 2005	111,000	111,000	July 2013	Non-Qualifying	120	(24)
December 23, 2005	58,085	58,085	January 2013	Non-Qualifying	49	(13)

Total Non-Qualifying	757,282	757,282			699	168

June 16, 2005	25,000	25,000	April 2010	Qualifying	1,174	556
June 22, 2005	25,000	25,000	March 2010	Qualifying	1,211	653
December 23, 2005	134,050	134,050	October 2015	Qualifying	5,394	(844)
December 23, 2005	5,922	5,922	November 2010	Qualifying	156	(15)
February 28, 2006	5,000	—	September 2010	Qualifying	87	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

	Notional	Notional
	Value	Value			Fair Value	Fair Value
	June 30,	December 31,	Expiration	Designation	June 30,	December 31,
Date Executed	2006	2005	Date	Cash Flow	2006	2005

March 2, 2006	20,000	—	November 2012	Qualifying	446	—
March 10, 2006	10,000	—	March 2016	Qualifying	272	—
March 14, 2006	7,200	—	April 2011	Qualifying	123	—
March 15, 2006	9,000	—	November 2011	Qualifying	142	—
March 15, 2006	3,763	—	November 2012	Qualifying	56	—
May 17, 2006	9,000	—	June 2007	Qualifying	18	—
June 1, 2006	1,900	—	June 2016	Qualifying	2	—
June 2, 2006	15,000	—	June 2011	Qualifying	119	—

Total Qualifying	$270,835	$189,972			$9,200	$350
     The fair value of Non-Qualifying Hedges as of June 30, 2006 and December 31, 2005 was $0.7 million and $0.2 million, respectively, and is recorded in other assets and other liabilities on the Balance Sheet. For the six months ended June 30, 2006 and 2005 the change in unrealized fair value of the Non-Qualifying Swaps was $0.5 million and $0.1 million respectively, and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of June 30, 2006 and December 31, 2005 was $9.2 million and $0.4 million, respectively and is recorded in Other Comprehensive Income and other assets on the Balance Sheet. As of June 30, 2006, the Company expects to reclassify approximately $0.3 million of Other Comprehensive Income from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.
     In December 2005, the Company terminated six interest rate swap derivatives at market value, and recorded an unrealized deferred hedging gain in other comprehensive income. This gain is being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life. As of June 30, 2006, and December 31, 2005, approximately $1.7 million and $1.8 million, respectively, of such gains were deferred through other comprehensive income. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months. For the six months ended June 30, 2006, the Company recorded $0.1 million as a reduction to interest expense related to the accretion of these gains. There were no deferred gains relating to interest rate swaps as of June 30, 2005.
     The cumulative amount of Other Comprehensive Income related to net unrealized gains (losses) on derivatives designated as Cash Flow Hedges as of June 30, 2006 and December 31, 2005 of $10.9 million and $2.2 million, respectively, is a combination of the fair value of qualifying cash flow hedges of $9.2 million and $0.4 million, respectively, and deferred gain on termination of interest swaps of $1.7 million and $1.8 million, respectively. The remaining portion included in Other Comprehensive Income is related to the Company’s Available for Sale Securities as discussed in Note 4 “Available For Sale Securities” of these Consolidated Financial Statements.
  Variable Interest Entities
     Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
     The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of June 30, 2006, the Company has identified sixteen loans and investments which were made to entities determined to be VIE’s.
The following is a summary of the identified VIE’s as of June 30, 2006.

Type	Carrying Amount	Property	Location
Loan and investment	$60,000,000	Commercial	California
Loan and investment	47,710,938	Office	New York
Loan	30,653,000	Hotel	Various
Loan and investment	26,287,775	Condo	New York
Loan	25,000,000	Multifamily	Various
Loan	17,050,000	Office	New York
Loan	7,749,538	Multifamily	Indiana
Loan	2,000,000	Multifamily	New York
Loan	10,000,000	Office	Pennsylvania
Investment	1,550,000	Junior subordinated notes (1)	N/A
Investment	1,550,000	Junior subordinated notes (1)	N/A
Investment	820,000	Junior subordinated notes (1)	N/A
Investment	780,000	Junior subordinated notes (1)	N/A
Investment	774,000	Junior subordinated notes (1)	N/A
Investment	774,000	Junior subordinated notes (1)	N/A
Investment	464,000	Junior subordinated notes (1)	N/A

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
     For the sixteen VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIE’s. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.
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
     Deferred compensation of $1.7 million for the period ending December 31, 2005, relating to unvested restricted stock was reclassified to additional paid-in capital in accordance with SFAS 123(R). As of June 30, 2006, the Company has deferred unearned compensation related to its unvested restricted stock of approximately $2.8 million.
     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the company’s Consolidated Financial Statements.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect, if any, the adoption of FIN 48 may have on the company’s Consolidated Financial Statements.
Note 3 — Loans and Investments

			At June 30, 2006		At December 31, 2005
	June 30,	December 31,	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2006	2005	Count	Pay Rate	Count	Pay Rate
	(Unaudited)		(Unaudited)
Bridge loans	$545,610,982	$405,702,234	27	9.06%	21	8.21%
Mezzanine loans	898,179,681	821,454,043	49	9.88%	42	9.81%
Preferred equity investments	17,000,000	18,855,388	4	10.29%	4	9.64%
Other	12,368,665	13,891,005	3	5.86%	4	5.63%

	1,473,159,328	1,259,902,670	83	9.55%	71	9.25%

Unearned revenue	(12,568,341)	(13,076,764)

Loans and investments, net	$1,460,590,987	$1,246,825,906

     In June 2006, the Company originated a $60.0 million bridge loan secured by approximately 769 acres of land, partially improved by an operating ski resort in Lake Tahoe California. The loan accrues interest on a monthly basis at a rate of 11.23% and requires a monthly fixed interest payment at 9.14% and matures in June 2011. In addition, the Company has a 25.6% equity kicker in the borrowing entity. No income from the equity kicker has been recognized for the six months ended June 30, 2006.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of June 30, 2006, the unpaid principal balance related to nine loans with four unrelated borrowers represented approximately 20% of total assets. The Company had 83 loans and investments, including two related party loans, as of June 30, 2006. As of June 30, 2006, 57.1%, 10.5%, and 7.1% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s available-for-sale securities at June 30, 2006. (Unaudited)

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.774% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $129,592)	$14,269,674	$14,399,266	$(370,393)	$14,028,873
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.761% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $46,256)	4,263,848	4,310,103	(128,868)	4,181,236

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.755% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $92,541)	8,134,594	8,227,135	(196,765)	8,030,369

	$26,668,116	$26,936,504	$(696,026)	$26,240,478

     The following is a summary of the Company’s available-for-sale securities at December 31, 2005.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $226,895)	$15,228,360	$15,455,255	$(441,044)	$15,014,211
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $83,967)	4,763,621	4,847,588	(156,909)	4,690,679
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $181,415)	10,026,460	10,207,875	(297,345)	9,910,530

	$30,018,441	$30,510,718	$(895,298)	$29,615,420

     As of June 30, 2006, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. These securities were purchased in March 2004 and have been in an unrealized loss position for more than twelve months. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.
     During the three and six months ended June 30, 2006, the Company received prepayments of $2.2 million and $3.4 million on these securities and amortized $0.1 million and $0.2 million of the premium paid for these securities against interest income.
     These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6 “Debt Obligations”).
     The cumulative amount of Other Comprehensive Income related to unrealized gains or (losses) on these securities as of June 30, 2006 and December 31, 2005 was ($696,026) and ($895,298), respectively.
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
June 30, 2006
(Unaudited)
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
     In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owns an office property in New York City. It is intended that the property, with over one million square feet of space, will be converted from an office property into condominium units. In addition, the Company provided loans to three partners in the investor group totaling $13 million, of which $10.5 million is outstanding as of June 30, 2006. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137 million from the primary lender. These loans are secured by the property, require monthly interest payments based on one month LIBOR and mature in April 2008. The Company sold a participating interest in one of the loans for $59 million which was recorded as a financing and is included in notes payable. For the six months ended June 30, 2006 and the year ended December 31, 2005, the Company capitalized $0.2 million and $0.5 million, respectively, of interest on its equity investment which was approximately $10.9 million as of June 30, 2006. In July 2006, the Company contributed an additional $0.6 million to the joint venture increasing its equity investment to approximately $11.5 million.
     During the second quarter 2006, the Company invested $2.0 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $67.0 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR. The financing terms of these junior subordinate notes are presented in the notes payable table of Note 6. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
     The following table outlines borrowings under the Company’s repurchase agreements as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Repurchase agreement, Wachovia Bank National Association, $350 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 7.48% and 6.37%, respectively	$194,755,707	$415,871,570	$380,544,323	$554,322,023
Repurchase agreement, financial institution, $100 million committed line, expiration July 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 5.55% and 4.48%, respectively	25,169,840	26,240,478	28,425,062	29,615,420
Repurchase agreement, financial institution, $100 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 7.15% and 5.37%, respectively	49,970,000	65,024,000	4,655,000	4,834,000
Repurchase agreement, financial institution, $50 million committed line, expired July 2006, interest is variable based on one-month LIBOR	—	—	—	—

Total repurchase agreements	$269,895,547	$507,136,048	$413,624,385	$588,771,443

     At June 30, 2006, the $100 million repurchase agreement with a financial institution entered into for the purpose of financing securities available for sale had current borrowings equal to 97% of the estimated fair value of the securities (net of principal payment receivables of approximately $0.5 million). If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement. In July 2006, this facility was extended for one year.
     In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner. However, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of June 30, 2006, the Company has two such transactions, with a book value of the associated assets of $60.0 million financed with repurchase obligations of $42.0 million. As of December 31, 2005 the Company had eight such transactions, with a book value of the associated assets of $176.7 million financed with repurchase obligations of $124.6 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets.
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 9.25% and 8.28%, respectively	$27,070,000	$27,070,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.40% and 7.49%, respectively	25,780,000	25,780,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

	June 30,	December 31,
	2006	2005
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.35% and 7.44%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.40% and 7.49%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.90% and 7.21%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.77%.	51,550,000	—
Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.76%.	15,464,000	—

Total junior subordinated notes	$222,962,000	$155,948,000

     The junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
     In May and June 2006, the Company, through wholly-owned subsidiaries of the operating partnership, issued $67.0 million of junior subordinated notes in two private placements.
     At June 30, 2006 and December 31, 2005, the outstanding balance under these facilities was $223.0 and $155.9 million with a current weighted average note rate of 8.19% and 7.53%, respectively. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Bridge loan warehouse, financial institution, $50 million committed line, expiration August 2007, interest rate variable based on Prime or LIBOR, the weighted average note rate was 7.30% and 6.32% , respectively	$49,844,800	$56,059,309	$46,490,512	$55,244,721
Secured term credit facility — Related Party, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 10.29% as of December 31, 2005. This facility was paid in full in January 2006	—	—	30,000,000	48,419,907
Warehousing credit facility, financial institution, $50 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.19% and 6.68%, respectively	8,524,535	10,217,611	2,632,365	3,096,900
Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	59,400,000	59,400,000	59,400,000	59,400,000
Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	7,052,500	7,052,500	6,752,500	6,752,500
Junior loan participation, maturity October 2006, secured by Company’s interest in a first mortgage loan with a principal balance of $1.4 million, participation interest is based on a portion of the interest received from the loan, the loan has a fixed rate of interest	125,000	125,000	125,000	125,000

Total notes payable	$124,946,835	$132,854,420	$145,400,377	$173,039,028

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
  Collateralized Debt Obligations
     On January 11, 2006, the Company completed its second collateralized debt obligation, or CDO II, issuing to third party investors nine tranches of investment grade collateralized debt obligations, through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). The Issuer II holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with a principal amount of approximately $356 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. The Company accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO II is consolidated in the Company’s financial statements. The nine investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the nine investment grade tranches issued in CDO II were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested. At June 30, 2006, the balance in the CDO II payable was approximately $355.1 million with a weighted average rate of 5.82%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
     In 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO I”) through a newly-formed wholly-owned subsidiary of the Company. The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for CDO I. The issuer issued investment grade rated notes with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The combined weighted average rates at June 30, 2006 and December 31, 2005 was 5.82% and 4.93%, respectively. For accounting purposes, CDO I is consolidated in the Company’s financial statements. Proceeds from CDO I totaling $4.0 million were recorded as a reduction of the CDOs liability. At June 30, 2006 and December 31, 2005, the balance in CDO I was approximately $295.3 million and $299.3 million, respectively.
     At June 30, 2006 and December 31, 2005, the Company had total outstanding note balances in its CDOs of $650.4 million and $299.3 million, respectively.
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
     For the six months ended June 30, 2006, the Company issued 216,956 shares of common stock, of which 122,261 common shares were payment for ACM’s incentive management fee. This had a nominal effect on ACM’s limited partnership interest in ARLP at June 30, 2006. At June 30, 2006, minority interest was increased by $1.8 million to properly reflect ACM’s 18% limited partnership interest in ARLP and its wholly-owned subsidiaries.
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
Note 8 — Commitments and Contingencies
  Contractual Commitments
     As of June 30, 2006, we had the following material contractual obligations (payments in thousands):

	Payments due by period (1)
Contractual Obligations	2006	2007-2008	2009-2010	Thereafter	Total
Notes payable	$—	$50,925	$2,632	$4,812	$58,369
Collateralized debt obligations(2)	—	—	295,319	355,070	650,389
Repurchase agreements	27,150	188,466	38,980	15,300	269,896
Trust preferred securities	—	—	—	222,962	222,962

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

	Payments due by period (1)
Contractual Obligations	2006	2007-2008	2009-2010	Thereafter	Total
Loan participations	7,178	59,400	—	—	66,578
Outstanding unfunded commitments (3)	6,488	52,224	19,693	—	78,405
Interest rate swaps, treated as hedges (4)	N/A	N/A	N/A	N/A	N/A
Non-hedge derivative obligations(4)	N/A	N/A	N/A	N/A	N/A
Management fee (5)	N/A	N/A	N/A	N/A	N/A

Totals	$40,816	$351,015	$356,624	$598,144	$1,346,599

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $295.3 million of CDO I debt and $355.1 million of CDO II debt with a weighted average remaining maturity of 3.5 and 3.8 years, respectively, as of June 30, 2006.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $78.4 million as of June 30, 2006, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(4)	These contracts do not have fixed and determinable payments.

(5)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
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
     In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors was

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
vested as of the date of grant, another one third will vest in January 2007 and the remaining third will vest in January 2008.
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
     In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock grant to the director was vested as of the date of grant, another one third will vest in April 2007 and the remaining third will vest on April 2008.
     In April 2006, the Company issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010. Furthermore, in May 2006, ACM was paid a portion of its first quarter 2006 incentive management fee in 64,891 shares of common stock. After giving effect to these transactions, the Company had 17,267,902 million shares issued and outstanding.
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
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2006		June 30, 2005
	Basic	Diluted	Basic	Diluted
Net income	$9,796,152	$9,796,152	$22,866,372	$22,866,372
Add: Income allocated to minority interest	—	2,145,270	—	5,126,510

Earnings per EPS calculation	$9,796,152	$11,941,422	$22,866,372	$27,992,882

Weighted average number of common shares outstanding	17,242,332	17,242,332	16,794,922	16,794,922
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	55,586	—	5,647
Dilutive effect of warrants	—	—	—	16,510

Total weighted average common shares outstanding	17,242,332	21,073,987	16,794,922	20,593,148

Earnings per common share	$0.57	$0.57	$1.36	$1.36

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2006 and 2005.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2005
	Basic	Diluted	Basic	Diluted
Net income	$25,150,399	$25,150,399	$32,572,013	$32,572,013
Add: Income allocated to minority interest	—	5,542,080	—	7,328,236

Earnings per EPS calculation	$25,150,399	$30,692,479	$32,572,013	$39,900,249

Weighted average number of common shares outstanding	17,165,020	17,165,020	16,715,639	16,715,639

Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	56,428	—	23,075
Dilutive effect of warrants	—	—	—	36,365

Total weighted average common shares outstanding	17,165,020	20,997,517	16,715,639	20,551,148

Earnings per common share	$1.47	$1.46	$1.95	$1.94

Note 11 — Related Party Transactions
     As of June 30, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2007. This loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended June 30, 2005 and 2005 was approximately $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2006 and 2005 was approximately $0.4 million and $0.3 million, respectively.
     ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At June 30, 2006, ACM’s investment in this joint venture was approximately $0.2 million. At June 30, 2006, the Company had a $27.9 million preferred equity investment outstanding to this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the three and six months ended June 30, 2006 was approximately $11,000 and $1.0 million, respectively.
     During the six months ended June 30, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. The Company was credited $0.4 million of this fee which represents our proportionate effort in facilitating the financing. The fee was included in other income for the six months ended June 30, 2005. No such fee was earned for the six months ended June 30, 2006.
     At June 30, 2006, $0.1 million of escrows received at loan closings were due to ACM and were included in due to related party. This payment was remitted in July 2006. At December 31, 2005, escrows received by the Company at loan closings and expense payments made by ACM on behalf of the Company totaling $0.1 million were included in due to related party and payment was remitted in January 2006.
     The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with whom it has conflicts of interest. The Company’s chairman, chief executive officer and president,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds an 18% limited partnership interest in the Company’s operating partnership and 18% of the voting power of its outstanding stock.
Note 12 — Distributions
     On July 25, 2006, the Company declared distributions of $0.57 per share of common stock, payable with respect to the three months ended June 30, 2006, to stockholders of record at the close of business on August 7, 2006. The Company intends to pay these distributions on August 21, 2006. In addition, on April 20, 2006, the Company declared distributions of $0.72 per share of common stock, payable with respect to the three months ended March 31, 2006, to stockholders of record at the close of business on May 1, 2006. These distributions were subsequently paid on May 15, 2006.
Note 13 — Management Agreement
     The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee. For the three months ended June 30, 2006 and 2005, ACM earned an incentive compensation installment totaling $1.4 million and $6.7 million, respectively, which were included in due to related party. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds 9.5% return on invested funds or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, as described in the management agreement. For the three months ended June 30, 2005, ACM was paid its management fee partially in 83,082 of common shares with the remainder paid in cash totaling $4.4 million, on August 3, 2005. For the three months ended June 30, 2006, ACM intends to elect to be paid its incentive management fee in 55,586 of common shares, payable in August 2006. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. For the three months ended June 30, 2006 and 2005, the Company recorded $0.7 million and $0.6 million, respectively, of base management fees due to ACM of which $0.2 million and $0.6 million, respectively, were included in due to related party and paid in the month subsequent to the respective periods.
Note 14 — Due to Borrowers
     Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.
Note 15 — Subsequent Events
     On August 1, 2006, the Board of Directors authorized a stock repurchase plan that enables the Company to buy up to one million shares of its common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. There is no guarantee as to the exact number of shares that will be repurchased by Arbor and the program may be terminated at any time.

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
     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the six months ended June 30, 2006, we recorded a $150,000 provision for income taxes related to these assets that are held in taxable REIT subsidiaries.
Changes in Financial Condition
     During the quarter ended June 30, 2006, we originated 17 loans and investments totaling $310.8 million, of which $273.1 million was funded as of June 30, 2006. Of the new loans and investments, seven were bridge loans totaling $197.2 million, seven were mezzanine loans totaling $65.9 million, two were junior participating interests totaling $45.7 million and one was a preferred equity investment totaling $2.0 million. We have received repayment in full of ten loans totaling $130.4 million and partial repayment on six loans totaling $5.1 million.
     Our loan portfolio balance at June 30, 2006 was $1.46 billion, with a weighted average current interest pay rate of 9.63% as compared to $1.25 billion, with a weighted average current interest pay rate of 9.24% at December 31, 2005. At June 30, 2006, advances on financing facilities totaled $1.24 billion, with a weighted average funding cost of 6.97% as compared to $1.0 billion, with a weighted average funding cost of 6.57% at December 31, 2005. Additionally, our investment in equity affiliates at June 30, 2006 was $20.5 million as compared to $18.1 million at December 31, 2005.

     On January 11, 2006, we completed our second non-recourse collateralized debt obligation (“CDO II”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained an equity interest in the portfolio with a value of approximately $119 million. The notes are secured by a portfolio of real estate-related assets, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and restricted cash totaling approximately $475 million. The notes have an initial weighted average spread of approximately 74 basis points over three-month LIBOR. The facility has a five-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. We will account for this transaction on our balance sheet as a financing. These proceeds were used to repay outstanding debt with higher costs of funds. In connection with CDO II, we entered into an interest rate swap agreement to hedge our exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR as well as interest rate swaps on current and future projected LIBOR-based debt relating to certain fixed rate loans in our portfolio.
     In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock granted to this director was vested as of the date of grant, another one third will vest in April 2007 and the remaining third will vest in April 2008.
     In April 2006, we issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of ours and ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010. Furthermore, in May 2006, ACM was paid a portion of its first quarter 2006 incentive management fee in 64,891 shares of common stock. After giving effect to these transactions, we had 17,267,902 million shares issued and outstanding.
     In May and June 2006, we, through our wholly-owned subsidiaries of our operating partnership, issued $67.0 million of junior subordinated notes in two private placements, described in Note 6 “Debt Obligations” of our consolidated financial statements, which appears in “Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.” These securities are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the three and six months ended June 30, 2006, interest income earned on these loans and investments represented approximately 100% and 92% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. For the three and six months ended June 30, 2006, interest on these investments represented approximately 0% and 8% of our total revenues, respectively.
     We also derive interest income from our investments in mortgage related securities. For the three and six months ended June 30, 2006, interest on these investments represented less than 1% of our total revenues.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and six months ended June 30, 2006, revenue from other income represented less than 1% of our total revenues.
Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity method of accounting. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. We are not required to fund losses incurred by the joint venture. Therefore, we only recognize our share of losses to the extent of our capital investment. For the six months ended June 30, 2006 and 2005, income from equity affiliates totaled approximately $2.9 million and $8.5 million, respectively. The $2.9 million is the recognition of previously deferred income from excess proceeds received from the refinance of a property of one of our equity affiliates as described in Note 5 “Investment in Equity Affiliates” of our consolidated financial statements, which appears in “Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.”
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2006, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended June 30, 2006 and 2005, we recorded $0.5 million and $17.2 million and for the six months ended June 30, 2006 and 2005, we recorded $8.3 million and $18.4 million, of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.
Derivatives and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the carrying values of interest rate swaps and caps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. During the three and six months ended June 30, 2006 we entered into three and nine additional interest rate swaps that qualify as cash flow hedges, having a total combined notional value of approximately $80.9 million. These additional hedges combined with a change in the projected future LIBOR rates have resulted in an increase to the fair value of our hedge portfolio of approximately $8.9 million from December 31, 2005.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”
Recently Issued Accounting Pronouncements
     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We were required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. We believe that our current method of accounting for share-based payments is consistent with SFAS 123(R). In addition, deferred compensation of $1.7 million for the period ending December 31, 2005, relating to unvested restricted stock was reclassified to additional paid-in capital in accordance with SFAS 123(R). As of June 30, 2006, the Company has deferred unearned compensation related to its unvested restricted stock of approximately $2.8 million.
     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our Consolidated Financial Statements.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, the adoption of FIN 48 may have on our Consolidated Financial Statements.
Results of Operations
     The following table sets forth our results of operations for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$38,848,431	$39,295,309	$(446,878)	(1%)
Other income	49,050	46	49,004	nm

Total revenue	38,897,481	39,295,355	(397,874)	(1%)

Expenses:
Interest expense	21,576,662	9,690,559	11,886,102	123%
Employee compensation and benefits	1,154,477	956,687	197,790	21%
Stock based compensation	943,038	372,828	570,210	153%
Selling and administrative	1,230,955	927,895	303,062	33%
Management fee — related party	2,050,927	7,360,947	(5,310,021)	(72%)

Total expenses	26,956,059	19,308,916	7,647,143	40%

	Three Months Ended
	June 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
	(Unaudited)
Income before minority interest and income from equity affiliates	11,941,422	19,986,439	(8,045,017)	(40%	)
Income from equity affiliates	—	8,006,443	(8,006,443)	(100%	)

Income before minority interest	11,941,422	27,992,882	(16,051,460)	(57%	)
Income allocated to minority interest	2,145,270	5,126,510	(2,981,240)	(58%	)

Net income	$9,796,152	$22,866,372	$(13,070,220)	(57%	)

nm — not meaningful
Revenue
     Interest income decreased $0.4 million, or 1%, to $38.8 million for the three months ended June 30, 2006 from $39.3 million for the three months ended June 30, 2005. This decrease was due in part to the recognition of $17.2 million of income for the three months ended June 30, 2005 from a 16.7% carried profits interest in a $30.1 million mezzanine loan that we had outstanding. The income was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding this transaction, interest income increased $16.8 million, or 76%, over the same period. This increase was primarily due to a 63% increase in the average balance of loans and investments from $861.0 million to $1.4 billion due to increased originations, as well as a 6% increase in the average yield on assets from 10.0% to 10.6% as a result of increased interest rates on our floating rate portfolio due to the rise in LIBOR, partially offset by margin compression on new originations compared to loan payoffs from the same period in 2005 and 2006. Interest income from available for sale securities was $0.2 million for the three months ended June 30, 2006 and June 30, 2005.
     Other income totaled $49,050 for the three months ended June 30, 2006 up from $46 for the three months ended June 30, 2005. This is primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense increased $11.9 million, or 123%, to $21.6 million for the three months ended June 30, 2006 from $9.7 million for the three months ended June 30, 2005. This increase was primarily due to an 86% increase in the average debt financing on our loans and investment portfolio from $646.0 million for the three months ended June 30, 2005 to $1.2 billion for the three months ended June 30, 2006 as a result of increased loan originations and increased financing facilities and a 24% increase in the average cost of these borrowings from 5.74% to 7.11%, due to increased market interest rates as well as the cost of interest rate swaps on our variable rate debt associated with certain of our fixed rate loans. In addition, interest expense on debt financing of our available for sale securities portfolio totaled $0.3 million for the three months ended June 30, 2006 and June 30, 2005. There was a 35% decrease in the weighted average borrowings from $39.2 million for the three months ended June 30, 2005, to $26.0 million for the same period in 2006 which was offset by a 58% increase in the average cost of debt due to increased interest rates from the same period in 2005 to 2006.
     Employee compensation and benefits expense increased $0.2 million, or 21%, to $1.2 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense increased $0.5 million, or 153%, to $0.9 million for the three months ended June 30, 2006 from $0.4 million for the three months ended June 30, 2005. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock granted as a result of 173,750 restricted stock shares granted since the three months ended June 30, 2005.
     Selling and administrative expense increased $0.3 million, or 33%, to $1.2 million for the three months ended June 30, 2006 from $0.9 million for the three months ended June 30, 2005. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance associated with operating as a public company.

     Management fees decreased $5.3 million, or 72%, to $2.1 million for the three months ended June 30, 2006 from $7.4 million for the three months ended June 30, 2005. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased $33,000 mainly due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2005. The incentive management fees decreased by $5.3 million, or 79%, to $1.4 million for the three months ended June 30, 2006 from $6.7 million for the three months ended June 30, 2005. The decrease was due to the recognition of $25.2 million of income for the three months ended June 30, 2005 from a 16.7% carried profits interest in a $30.1 million mezzanine loan that we had outstanding and income from our related equity investment. The income was a result of excess proceeds from the refinance of a portfolio of properties securing the loan and equity investment.
Income From Equity Affiliates
     Income from equity affiliates decreased $8.0 million for the three months ended June 30, 2006. This decrease was primarily due to the recognition of $8.0 million of income from previously deferred revenue from excess proceeds received from the refinance of a property of one of our investments in equity affiliates for the three months ended June 30, 2005.
Income Allocated to Minority Interest
     Income allocated to minority interest decreased by $3.0 million, or 58%, to $2.1 million for the three months ended June 30, 2006 from $5.1 million for the three months ended June 30, 2005. These amounts represent the portion of our income allocated to our manager. This decrease was primarily due to a 57% decrease in income before minority interest over the same periods.
     The following table sets forth our results of operations for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$79,537,102	$62,416,467	$17,120,634	27%
Other income	120,397	387,844	(267,447)	(69%	)

Total revenue	79,657,499	62,804,311	16,853,187	27%

Expenses:
Interest expense	39,926,974	18,016,712	21,910,262	122%
Employee compensation and benefits	2,309,408	2,110,896	198,511	9%
Stock based compensation	1,365,453	464,855	900,598	194%
Selling and administrative	2,068,777	1,773,774	295,005	17%
Management fee — related party	6,203,700	8,991,265	(277,566)	(31%	)

Total expenses	51,874,312	31,357,502	20,516,810	65%

Income before minority interest and income from equity affiliates	27,783,187	31,446,809	(3,663,623)	(12%	)
Income from equity affiliates	2,909,292	8,453,440	(5,544,148)	(66%	)

Income before minority interest	30,692,479	39,900,249	(9,207,771)	(23%	)
Income allocated to minority interest	5,542,080	7,328,236	(1,786,155)	(24%	)

Net income	$25,150,399	$32,572,013	$(7,421,616)	(23%	)

Revenue
     Interest income increased $17.1 million, or 27%, to $79.5 million for the six months ended June 30, 2006 from $62.4 million for the six months ended June 30, 2005. This increase was due in part to the recognition of $6.3 million of income for the six months ended June 30, 2006 and $17.2 million of income for the six months ended June 30, 2005 from a 16.7% carried profits interest in a $30.1 million mezzanine loan that was repaid in January 2006. This income was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding these transactions, interest income increased $27.8 million, or 61%, over the same period. This increase was primarily due to a 59% increase in the average balance of loans and investments from $843.0 million to $1.3 billion due to increased originations, as well as a 1% increase in the average yield on assets from 10.5% to 10.6% as a result in increased interest rates on our floating rate portfolio due to the rise in LIBOR, partially offset by margin compression on new originations compared to loan payoffs from the same period in 2005 and 2006. Interest income from available for sale securities decreased $0.2 million, or 34%, to $0.3 million for the six months ended June 30, 2006 from $0.5 million for the six months ended June 30, 2005. This decrease is primarily due to a decrease in the average balance to $28.2 million for the six months ended June 30, 2006 from $43.1 million for the six months ended June 30, 2005, as a result of prepayments received on our investment.
     Other income decreased $0.3 million, or 69%, to $0.1 million for the six months ended June 30, 2006 from $0.4 million for the six months ended June 30, 2005. This was primarily due to a $0.4 million structuring fee received for services rendered in arranging a loan facility for a borrower in the six months ended June 30, 2005.
Expenses
     Interest expense increased $21.9 million, or 122%, to $39.9 million for the six months ended June 30, 2006 from $18.0 million for the six months ended June 30, 2005. This increase was primarily due to an 84% increase in the average debt financing on our loans and investment portfolio from $613.0 million for the six months ended June 30, 2005 to $1.1 billion for the six months ended June 30, 2006 as a result of increased loan originations and increased financing facilities and a 25% increase in the average cost of these borrowings from 5.64% to 7.03% due to increased market interest rates as well as the cost of interest rate swaps on our variable rate debt associated with certain of our fixed rate loans. In addition, interest expense on debt financing of our available for sale securities portfolio totaled $0.7 million for the six months ended June 30, 2006 and for the six months ended June 30, 2005. There was a 34% decrease in the weighted average borrowings from $41.0 million for the six months ended June 30, 2005, to $26.9 million for the same period in 2006, which was offset by a 63% increase in the average cost of debt due to increased interest rates from the same period in 2005 to 2006.
     Employee compensation and benefits expense increased $0.2 million, or 9%, to $2.3 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005. This increase was primarily due to the expansion of staffing needs associated with the growth in our loan and investment portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense increased $0.9 million, or 194%, to $1.4 million for the six months ended June 30, 2006 from $0.5 million for the six months ended June 30, 2005. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock granted as a result of 173,750 restricted stock shares granted since the six months ended June 30, 2005.
     Selling and administrative expense increased $0.3 million, or 17%, to $2.1 million for the six months ended June 30, 2006 from $1.8 for the six months ended June 30, 2005. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance associated with operating as a public company.
     Management fees decreased $2.8 million, or 31%, to $6.2 million for the six months ended June 30, 2006 from $9.0 million for the six months ended June 30, 2005. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.1 million, or 8%, to $1.3 million for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005. The increase is primarily due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2005. The incentive management fees decreased by $2.9 million, or 37%, to $4.9 million for the six months ended June 30, 2006 from $7.8 million for the six months ended June 30, 2005, the decrease was due to the recognition of $25.2 million of income for the six months ended June 30, 2005 and $9.2 million for the six months ended June 30, 2006 from a 16.7% carried profits interest in a $30.1 million mezzanine loan that we had outstanding and income from our related equity investment. The income was a result of excess proceeds from the refinance of a portfolio of properties securing the loan and equity investment.
Income From Equity Affiliates
     Income from equity affiliates decreased $5.5 million, or 66%, to $2.9 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005. This decrease was primarily due to the recognition of $8.0 million and $2.9 million of income from previously deferred revenue from excess proceeds received from the refinance of a property of one of our investments in equity affiliates for the six months ended June 30, 2005 and June 30, 2006, respectively.
Income Allocated to Minority Interest
     Income allocated to minority interest decreased by $1.8 million, or 24%, to $5.5 million for the six months ended June 30, 2006 from $7.3 million for the six months ended June 30, 2005. These amounts represent the portion of our income allocated to our manager. This decrease was primarily due to a 23% decrease in income before minority interest over the same periods.
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
     We also maintain liquidity through three master repurchase agreements, one warehouse credit facility and one bridge loan warehousing credit agreement with four different financial institutions. In addition, we have issued two collateralized debt obligations and seven separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.
     We have a $350.0 million master repurchase agreement, with Wachovia Bank National Association, dated December 2003, with a term of three years that bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In December 2005, we amended this facility on a temporary basis to provide for an increase in the amount of financing available under this facility from $350 million to $500 million. This increase expired in January of 2006 in conjunction with the closing of CDO II, at which time $203 million of this facility was paid down (see below). At June 30, 2006, the outstanding balance under this facility was $194.8 million with a current weighted average note rate of 7.48%. In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. This agreement expires in July 2007 and has an interest rate of LIBOR plus 0.20%. At June 30, 2006, the outstanding balance under this facility was $25.2 million with a current weighted average note rate of 5.55%. In July 2006, this facility was extended for one year.
     We have a $100.0 million master repurchase agreement with a second financial institution, effective December 2005, that has a term expiring in December 2006 and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At June 30, 2006, the outstanding balance under this facility was $50.0 million with a current weighted average note rate of 7.15%.
     We have a $50.0 million bridge loan warehousing credit agreement with a fourth financial institution to provide financing for bridge loans. This agreement expires in August 2007 and bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6-month LIBOR plus 1.75%, at our option. At June 30, 2006, the outstanding balance under this facility was $49.8 million with a current weighted average note rate of 7.30%. In August 2006, this facility was extended for a year.
     We have a $50.0 million warehousing credit facility with a fourth financial institution, effective December 2005, which has a term expiring in December 2007 and bears interest at LIBOR plus pricing of 1.50% to 2.50%, varying on the type of asset financed. At June 30, 2006, the outstanding balance under this facility was $8.5 million with a current weighted average note rate of 7.19%.
     We had a $50.0 million master repurchase agreement with a fifth financial institution, dated as of July 1, 2003, which expired in July 2006 and bore interest at LIBOR plus pricing of 1.75% to 3.50%, varying on the type of asset financed. This facility had not been utilized.
     We had a $50.0 million warehouse credit facility with a sixth financial institution, who beneficially owned approximately 2% of our outstanding common stock as of December 31, 2005 which was terminated in January 2006. This agreement had a term of one year with two six-month extension periods and bore interest at LIBOR plus 6.00%.
     We have a non-recourse collateralized debt obligation transaction, or CDO, which closed on January 19, 2005, whereby $469.0 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305.0 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 77 basis points over a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the CDO were used to repay outstanding debt under our existing facilities totaling $267.0 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for our CDO must be retained in the CDO structure until such collateral can be replaced or used to paydown the secured notes and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO is consolidated in our financial statements. At June 30, 2006, the outstanding balance under this facility was $295.3 million with a weighted average current note rate of 5.82%.
     On January 11, 2006, we completed our second non-recourse collateralized debt obligation transaction, or CDO II, whereby $475.0 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $356.0 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 74 basis points over a floating rate of interest based on three-month LIBOR. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from CDO II were used to repay outstanding debt under our existing facilities totaling $301.0 million. By contributing these real estate assets to CDO II, this transaction resulted in a decreased cost of funds relating to CDO II’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO II must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO II is consolidated in our financial statements. At June 30, 2006, the outstanding note balance under this facility was $355.1 million with a weighted average current note rate of 5.82%.
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
     In May and June 2006, we, through our wholly-owned subsidiaries of our operating partnership, issued $67.0 million of junior subordinated notes in two private placements, described in Note 6 “Debt Obligations” of our consolidated financial statements, which appears in “Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.” These securities are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
     At June 30, 2006, the outstanding balance under our junior subordinated note facilities was $223.0 million with a current weighted average note rate of 8.19%.
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
     As of June 30, 2006, these facilities had an aggregate capacity of $1.6 billion and borrowings were approximately $1.3 billion.
     Each of the credit facilities contains various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of June 30, 2006, we are in compliance with all covenants and restrictions under these credit facilities.
     We have three junior loan participations with a total outstanding balance at June 30, 2006 of $66.6 million. These participation borrowings have maturity dates equal to the corresponding mortgage loans and are secured by the participant’s interests in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.
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
Contractual Commitments
     As of June 30, 2006, we had the following material contractual obligations (payments in thousands):

	Payments due by period (1)
Contractual Obligations	2006	2007-2008	2009-2010	Thereafter	Total
Notes payable	$—	$50,925	$2,632	$4,812	$58,369
Collateralized debt obligations(2)	—	—	295,319	355,070	650,389
Repurchase agreements	27,150	188,466	38,980	15,300	269,896
Trust preferred securities	—	—	—	222,962	222,962
Loan participations	7,178	59,400	—	—	66,578
Outstanding unfunded commitments (3)	6,488	52,224	19,693	—	78,405
Interest rate swaps, treated as hedges (4)	N/A	N/A	N/A	N/A	N/A
Non-hedge derivative obligations(4)	N/A	N/A	N/A	N/A	N/A
Management fee (5)	N/A	N/A	N/A	N/A	N/A

Totals	$40,816	$351,015	$356,624	$598,144	$1,346,599

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $295.3 million of CDO I debt and $355.1 million of CDO II debt with a weighted average remaining maturity of 3.5 and 3.8 years, respectively, as of June 30, 2006.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $78.4 million as of June 30, 2006, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(4)	These contracts do not have fixed and determinable payments.

(5)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.7 million in base management fees for services rendered in the three months ended June 30, 2006.
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
     For the three months ended June 30, 2006, our manager earned a total of $1.4 million of incentive compensation and has elected to receive it in 55,586 shares of common stock.
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
Related Party Transactions
     As of June 30, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2007. This loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended June 30, 2005 and 2005 was approximately $0.2 million and $0.1 million, respectively and for the six months ended June 30, 2006 and 2005 was approximately $0.4 million and $0.3 million, respectively.
     ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At June 30, 2006, ACM’s investment in this joint venture was approximately $0.2 million. At June 30, 2006, we had a $27.9 million preferred equity investment outstanding to this joint venture, which was collateralized by a pledge in the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the three and six months ended June 30, 2006 was approximately $11,000 and $1.0 million, respectively.
     During the six months ended June 30, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. We were credited $0.4 million of this fee which represents our proportionate effort in facilitating the financing. The fee was included in other income for the six months ended June 30, 2005. No such fee was earned in the six months ended June 30, 2006.
     At June 30, 2006, $0.1 million of escrows received at loan closings were due to ACM and were included in due to related party. This payment was remitted in July 2006. At December 31, 2005, escrows received by us at loan closings and expense payments made by ACM on our behalf totaling $0.1 million were included in due to related party and payment was remitted in January 2006.
     We are dependent upon our manager, ACM, to provide services to us that are vital to our operations with whom we have conflicts of interest. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of the our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds an 18% limited partnership interest in our operating partnership and 18% of the voting power of its outstanding stock.

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
     Based on our loans, liabilities, and related interest rate swaps as of June 30, 2006 and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.4 million, due to the principal amount of loans subject to interest rate adjustment exceeding the liabilities that would be subject to an interest rate adjustment. This is primarily due to our interest rate swaps that convert approximately $271.0 million of variable rate LIBOR based debt to a fixed basis that is not subject to a 1% increase. Based on our loans, liabilities, and related interest rate swaps as of June 30, 2006 and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.5 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
     Based on the loans and liabilities as of December 31, 2005, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $2.0 million primarily due to the fact that the principal amount of loans subject to interest rate adjustment exceeds the liabilities that would be subject to an interest rate adjustment. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt to a fixed basis that is not subject to a 1% increase. Based on the loans and liabilities as of December 31, 2005, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1%

decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.1 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
     In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
     We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the re-pricing of the debt obligations occurs more quickly than the re-pricing of the securities, on average, our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This would result in a reduction to our net interest income and cash flows related to these securities. Based on the securities and borrowings as of June 30, 2006, and December 31, 2005, and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $0.4 million and $0.3 million, respectively. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.4 million, and $0.3 million, respectively.
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
     These swaps were executed on December 21, 2004 and December 22, 2005 having notional values of $469.0 million and $288.3 million, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2006, and December 31, 2005, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have increased by approximately $35,000 and $0.1 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have decreased by approximately $40,000, and $0.1 million, respectively.
     In connection with the issuance of variable rate junior subordinate notes during 2006 and 2005, we entered into one interest rate swap agreement in June 2006 and two interest rate swap agreements in June 2005. These swaps had total notional values of $65 million and $50 million, respectively, as of June 30, 2006 and December 31, 2005. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2006, and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $1.1 million and $0.9 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $1.1 million and $0.9 million, respectively.
     As of June 30, 2006 we had ten interest rate swap agreements outstanding that have a combined notional value of $205.8 million, as of December 31, 2005 we had two interest rate swap agreements outstanding with combined notional values of $140.0 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2006, and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $5.3 million and $4.7 million respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $5.6 million and $4.7 million, respectively.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The annual meeting of stockholders of the Company was held on May 23, 2006, for the purpose of considering and acting upon the following:
          (1) Election of Directors. Three Class III directors and two Class I directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Withheld
Walter K. Horn	14,499,561	574,573
William Helmreich	14,767,422	306,712
Karen K. Edwards	14,891,774	182,360
Archie R. Dykes	14,890,639	183,495
Kyle K. Permut	13,514,411	1,559,723
          (2) Ratification of Auditors. Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2006. The votes cast for and against and abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Ratification of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2006	15,054,234	11,672	8,128
     The continuing directors of the Company are Ivan Kaufman, C. Michael Kojaian, Melvin F. Lazar and Joseph Martello.
Item 5. OTHER INFORMATION
     Not applicable.
Item 6. EXHIBITS
     Not applicable.

Exhibit
Number	Description
2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*

3.1	Articles of Incorporation of the Registrant*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant. ‡

3.3	Articles Supplementary of the Registrant*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate for Common Stock*

4.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*

10.9	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated)*

10.10	Form of Restricted Stock Agreement*

10.11	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*

10.12	Form of Indemnification Agreement*

10.13	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*

10.14	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**
10.15	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*

10.16	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

Exhibit
Number	Description
10.17	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

10.18	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.19	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By: /s/ Ivan Kaufman Name: Ivan Kaufman
Title: Chief Executive Officer

By: /s/ Paul Elenio Name: Paul Elenio
Title: Chief Financial Officer
Date: August 9, 2006