Form 10-Q
period 2006-09-30
ARBOR REALTY TRUST INC
filed 2006-11-08
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Common stock, $0.01 par value per share: 17,073,288 outstanding (excluding 250,200 shares held in the treasury) as of November 3, 2006.

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	2
Consolidated Income Statements (Unaudited) for the Three Months Ended September 30, 2006 and 2005, and for the Nine Months Ended September 30, 2006 and 2005	3
Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2006	4
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2006 and 2005	5
Notes to the Consolidated Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	42
PART II. OTHER INFORMATION	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	43
Signatures	46
EX-10.23: MASTER REPURCHASE AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Cash and cash equivalents	$8,508,391	$19,427,309
Restricted cash	98,461,074	35,496,276
Loans and investments, net	1,575,067,216	1,246,825,906
Related party loans, net	36,005,627	7,749,538
Available-for-sale securities, at fair value	23,997,008	29,615,420
Investment in equity affiliates	23,513,847	18,094,242
Other assets	51,460,675	38,866,666

Total Assets	$1,817,013,838	$1,396,075,357

Liabilities and Stockholders’ Equity:
Repurchase agreements	$466,297,860	$413,624,385
Collateralized debt obligations	647,209,000	299,319,000
Junior subordinated notes to subsidiary trust issuing preferred securities	222,962,000	155,948,000
Notes payable	89,967,024	115,400,377
Notes payable – related party	—	30,000,000
Due to related party	4,977,465	1,777,412
Due to borrowers	15,858,199	10,691,355
Other liabilities	16,068,276	18,014,755

Total liabilities	1,463,339,824	1,044,775,284

Minority interest	64,149,603	63,691,556
Stockholders’ equity:
Preferred stock, $0.01 par value:
100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,323,488 shares issued, 17,073,288 shares outstanding at September 30, 2006 and 17,051,391 shares issued and outstanding at December 31, 2005	173,235	170,514
Additional paid-in capital	271,159,130	264,691,931
Treasury stock, at cost – 250,200 shares	(6,276,232)	—
Retained earnings	23,262,914	21,452,789
Accumulated other comprehensive income	1,167,603	1,255,522

Total stockholders’ equity	289,524,411	287,608,517

Total liabilities and stockholders’ equity	$1,817,013,838	$1,396,075,357

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Interest income	$40,897,083	$27,073,076	$120,434,185	$89,489,543
Income from swap derivative	696,960	—	696,960	—
Other income	41,550	35,730	161,947	423,574

Total revenue	41,635,593	27,108,806	121,293,092	89,913,117

Expenses:
Interest expense	23,405,789	12,462,458	63,332,763	30,479,170
Employee compensation and benefits	1,120,596	948,312	3,430,004	3,059,208
Stock based compensation	427,609	808,687	1,793,062	1,273,542
Selling and administrative	1,118,724	1,213,889	3,187,501	2,987,662
Management fee — related party	2,327,012	1,322,643	8,530,712	10,313,908

Total expenses	28,399,730	16,755,989	80,274,042	48,113,490

Income before minority interest and income from equity affiliates	13,235,863	10,352,817	41,019,050	41,799,627
Income from equity affiliates	—	—	2,909,292	8,453,440

Income before minority interest	13,235,863	10,352,817	43,928,342	50,253,067
Income allocated to minority interest	2,379,607	1,881,055	7,921,687	9,209,291

Net income	$10,856,256	$8,471,762	$36,006,655	$41,043,776

Basic earnings per common share	$0.63	$0.50	$2.10	$2.44

Diluted earnings per common share	$0.63	$0.50	$2.09	$2.44

Dividends declared per common share	$0.57	$0.57	$1.99	$1.59

Weighted average number of shares of common stock outstanding:

Basic	17,226,496	17,003,174	17,185,737	16,812,537

Diluted	21,067,847	20,803,163	21,021,218	20,636,076

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(Unaudited)

										Accumulated
		Preferred	Preferred							Other
	Comprehensive	Stock	Stock Par	Common	Common Stock	Additional Paid-	Treasury	Treasury	Retained	Comprehensive
	Income	Shares	Value	Stock Shares	Par Value	in Capital	Stock Shares	Stock	earnings	Income	Total

Balance- January 1, 2006		3,776,069	$37,761	17,051,391	$170,514	$264,691,931	—	—	$21,452,789	$1,255,522	$287,608,517
Issuance of common stock				177,847	1,778	4,609,817					4,611,595
Purchase of treasury stock .							(250,200)	(6,276,232)			(6,276,232)
Deferred compensation				94,695	947	(947)					—
Stock based compensation						1,793,062					1,793,062
Distributions–common stock									(34,196,530)		(34,196,530)
Forfeited unvested restricted stock				(445)	(4)	4					—
Adjustment to minority interest from increased ownership in ARLP						65,263					65,263
Net income	36,006,655								36,006,655		36,006,655
Net unrealized gain on securities available for sale	544,581									544,581	544,581
Unrealized loss on derivative financial instruments	(632,500)									(632,500)	(632,500)

Balance-September 30, 2006	$35,918,736	3,776,069	$37,761	17,323,488	$173,235	$271,159,130	(250,200)	$(6,276,232)	$23,262,914	$1,167,603	$289,524,411

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005

Operating activities:
Net income	$36,006,655	$41,043,776
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	1,793,062	1,273,542
Minority interest	7,921,687	9,209,291
Amortization and accretion of interest	(282,992)	597,562
Non-cash incentive compensation to manager	4,812,445	4,077,739
Changes in operating assets and liabilities:
Others assets	(5,442,729)	(2,073,372)
Other liabilities	(1,946,478)	7,182,854
Deferred origination fees	(264,321)	2,834,126
Due to related party	(1,612,391)	(592,722)

Net cash provided by operating activities	40,984,938	63,552,796

Investing activities:
Loans and investments originated and purchased, net	(812,970,984)	(710,995,016)
Payoffs and paydowns of loans and investments	458,044,580	460,461,722
Due to borrowers	5,166,844	(3,535,598)
Prepayments on securities available for sale	5,836,559	11,957,543
Change in restricted cash	(62,964,798)	(52,663,234)
Contributions to equity affiliates	(5,419,605)	(16,253,939)
Distributions from equity affiliates	—	4,908,694

Net cash used in investing activities	(412,307,404)	(306,119,828)

Financing activities:
Proceeds from notes payable and repurchase agreements	522,120,826	646,246,456
Payoffs and paydowns of notes payable and repurchase agreements	(524,880,704)	(660,789,690)
Proceeds from issuance of collateralized debt obligation	356,250,000	305,319,000
Payoffs and paydowns of collateralized debt obligations	(8,360,000)	(4,000,000)
Proceeds from issuance of junior subordinated notes	67,014,000	—
Issuance of common stock	4,611,595	8,786,762
Purchases of treasury stock	(6,276,232)	—
Distributions paid to minority interest	(7,514,377)	(6,003,949)
Distributions paid on common stock	(34,196,530)	(26,679,516)
Contributions from minority shareholders	116,000	—
Payment of deferred financing costs	(8,481,030)	(11,429,880)

Net cash provided by financing activities	360,403,548	251,449,183

Net (decrease)/increase in cash and cash equivalents	(10,918,918)	8,882,151
Cash and cash equivalents at beginning of period	19,427,309	6,401,701

Cash and cash equivalents at end of period	$8,508,391	$15,283,852

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$56,620,261	$27,226,225

See notes to consolidated financial statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     The Company sold 6.8 million shares of its common stock in an initial public offering on April 13, 2004 for net proceeds of approximately $125.4 million, which the Company used to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 0.5 million additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised, which resulted in the issuance of 1.0 million common shares and proceeds of $12.9 million. In October 2004, the Company received proceeds of approximately $9.4 million from the exercise of warrants by ACM for a total of 0.6 million operating partnership units. In 2005, approximately 0.6 million shares of common stock were issued from the exercise of warrants, incentive management fee payments and grants of restricted stock to certain employees of the Company and ACM. For the nine months ended September 30, 2006, the Company issued 0.3 million shares from incentive management fee payments and grants of restricted stock to certain employees of the Company and ACM. As of September 30, 2006, the Company had 17,073,288 shares of common stock outstanding.
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code of 1986, as amended with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the nine months ended September 30, 2006 the Company recorded a $0.2 million provision for income taxes related to these assets that are held in taxable REIT subsidiaries. This provision is included in selling and administrative expense on the income statement.
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2006.
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
September 30, 2006
(Unaudited)
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
  Restricted Cash
     On September 30, 2006 and December 31, 2005, the Company had restricted cash of $98.5 million and $35.5 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations”. The balance as of September 30, 2006 primarily represents proceeds received from loan repayments, which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs, which are remitted to the Company quarterly in the month following the quarter.
  Capitalized Interest
     The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures which is accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the three and nine months ended September 30, 2006, the Company capitalized $0.2 million and $0.6 million, respectively of interest relating to this investment. There was no capitalization of interest during the three and nine months ended September 30, 2005.
Revenue Recognition
     Interest Income - Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for an accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended September 30, 2006 and 2005, the Company recorded $0.0 million and for the nine months ended September

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
30, 2006 and 2005, the Company recorded $8.3 million and $18.4 million, of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.
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
     The following is a summary of the derivative financial instruments held by the Company as of September 30, 2006 and December 31, 2005: (Dollars in Thousands)

	Notional	Notional
	Value	Value			Fair Value	Fair Value
	September	December 31,	Expiration	Designation\	September	December 31,
Date Executed	30, 2006	2005	Date	Cash Flow	30, 2006	2005

December 21, 2004	$374,420	$338,095	January 2012	Non-Qualifying	$280	$52
December 21, 2004	94,606	130,931	January 2009	Non-Qualifying	189	183
June 22, 2005	25,000	25,000	March 2010	Non-Qualifying	697	653
December 23, 2005	119,171	119,171	July 2015	Non-Qualifying	224	(30)
December 23, 2005	111,000	111,000	July 2013	Non-Qualifying	126	(24)
December 23, 2005	58,085	58,085	January 2013	Non-Qualifying	53	(13)

Total Non-Qualifying	782,282	782,282			1,569	821

June 16, 2005	25,000	25,000	April 2010	Qualifying	624	556
December 23, 2005	134,050	134,050	October 2015	Qualifying	1,060	(844)
December 23, 2005	5,922	5,922	November 2010	Qualifying	27	(15)
February 28, 2006	5,000	—	September 2010	Qualifying	(17)	—
March 2, 2006	20,000	—	November 2012	Qualifying	(151)	—
March 10, 2006	10,000	—	March 2016	Qualifying	(140)	—
March 14, 2006	7,200	—	April 2011	Qualifying	(46)	—
March 15, 2006	9,000	—	November 2010	Qualifying	(52)	—
March 15, 2006	3,763	—	November 2010	Qualifying	(21)	—
May 17, 2006	9,000	—	June 2007	Qualifying	(2)	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

	Notional	Notional
	Value	Value			Fair Value	Fair Value
	September	December 31,	Expiration	Designation\	September	December 31,
Date Executed	30, 2006	2005	Date	Cash Flow	30, 2006	2005

June 1, 2006	1,899	—	June 2016	Qualifying	(74)	—
June 2, 2006	15,000	—	June 2011	Qualifying	(244)	—
July 21, 2006	7,215	—	July 2011	Qualifying	(127)	—
July 28, 2006	25,000	—	July 2011	Qualifying	(441)	—
August 4, 2006	5,165	—	August 2011	Qualifying	(60)	—
August 15, 2006	25,000	—	July 2011	Qualifying	(360)	—
September 21, 2006	25,000	—	January 2011	Qualifying	(74)	—
September 27, 2006	7,000	—	June 2016	Qualifying	13	—
September 27, 2006	6,500	—	May 2016	Qualifying	13	—

Total Qualifying	$346,714	$164,972			$(72)	$(303)
     The fair value of Non-Qualifying Hedges as of September 30, 2006 and December 31, 2005 was $1.6 million and $0.8 million, respectively, and is recorded in other assets and other liabilities on the Balance Sheet. For the nine months ended September 30, 2006 and 2005 the change in unrealized fair value of the Non-Qualifying Swaps was $0.7 million and $0.1 million respectively, and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of September 30, 2006 and December 31, 2005 was $(0.1) million and $(0.3) million, respectively and is recorded in Other Comprehensive Income and other assets on the Balance Sheet. As of September 30, 2006, the Company expects to reclassify approximately $0.1 million of Other Comprehensive Income from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.
     In December 2005, the Company terminated six interest rate swap derivatives at market value, and recorded an unrealized deferred hedging gain in other comprehensive income. This gain is being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life. As of September 30, 2006, and December 31, 2005, approximately $1.6 million and $1.8 million, respectively, of such gains were deferred through other comprehensive income. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months. For the nine months ended September 30, 2006, the Company recorded $0.2 million as a reduction to interest expense related to the accretion of these gains. There were no deferred gains relating to interest rate swaps as of September 30, 2005.
     In June 2005, the Company entered into an interest rate swap agreement on one of its junior subordinated notes relating to one of its series of Trust Preferred securities (“Trust Preferred swap”) that was accounted for as a cash flow hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the Trust Preferred swap as a hedge, which allowed the Company to assume no ineffectiveness in this transaction as long as critical terms did not change. The Company recently concluded that the Trust Preferred swap did not qualify for this method in prior periods. The presence of an interest deferral feature in the Trust Preferred security, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made to the hedged item and results in the reclassification of approximately $0.7 million of the cumulative fair value of the Trust Preferred swap on the balance sheet to income from swap derivative on the income statement. This is a result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps on Trust Preferred securities and reflects the cumulative fair value of the Trust Preferred swap at September 30, 2006. In addition, the Company has re-designated the Trust Preferred swap as a cash flow hedge under the “long haul” accounting method in order to qualify it for cash flow hedge accounting in future periods.
     The cumulative amount of Other Comprehensive Income related to net unrealized gains (losses) on derivatives designated as Cash Flow Hedges as of September 30, 2006 and December 31, 2005 of $1.5 million and $2.2 million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(0.1) million and $0.4 million, respectively, and deferred gain on termination of interest swaps of $1.6 million and $1.8 million, respectively. The remaining portion included in Other Comprehensive Income is related to the Company’s Available for Sale Securities as discussed in Note 4 “Available For Sale Securities” of these Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
  Variable Interest Entities
     Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
     The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of September 30, 2006, the Company has identified twenty loans and investments which were made to entities determined to be VIE’s.
The following is a summary of the identified VIE’s as of September 30, 2006.

Type	Carrying Amount	Property	Location
Loan and investment	$60,000,000	Commercial	California
Loan and investment	47,710,938	Office	New York
Loan	30,653,000	Hotel	Various
Loan and investment	26,287,775	Condo	New York
Loan	25,000,000	Multifamily	Various
Loan	17,050,000	Office	New York
Loan	7,749,538	Multifamily	Indiana
Loan	1,900,000	Multifamily	New York
Loan	10,000,000	Office	Pennsylvania
Loan	7,063,275	Multifamily	South Carolina
Loan	4,017,137	Multifamily	Indiana
Loan	7,000,000	Office	Texas
Loan	2,800,000	Office	Rhode Island
Investment	1,550,000	Junior subordinated notes(1)	N/A
Investment	1,550,000	Junior subordinated notes(1)	N/A
Investment	820,000	Junior subordinated notes(1)	N/A
Investment	780,000	Junior subordinated notes(1)	N/A
Investment	774,000	Junior subordinated notes(1)	N/A
Investment	774,000	Junior subordinated notes(1)	N/A
Investment	464,000	Junior subordinated notes(1)	N/A

(1)	These entities that issued the junior subordinated notes are VIE’s. It is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     For the twenty VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIE’s. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. The Company was required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The Company believes that its current method of accounting for share-based payments is consistent with SFAS 123(R).
     Deferred compensation of $1.7 million for the period ending December 31, 2005, relating to unvested restricted stock was reclassified to additional paid-in capital in accordance with SFAS 123(R). As of September 30, 2006, the Company has deferred unearned compensation related to its unvested restricted stock of approximately $2.4 million.
     In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The Company believes that its current method of accounting for variable interest entities is consistent with FIN 46(R)-6.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any; the adoption of FIN 48 may have on the Company’s Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the effect, if any; the adoption of SFAS 157 may have on the Company’s Consolidated Financial Statements.
      In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”, effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The Company is currently evaluating the effect, if any; the adoption of SAB 108 may have on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 3 — Loans and Investments

			At September 30, 2006		At December 31, 2005
	September 30,	December 31,	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2006	2005	Count	Pay Rate	Count	Pay Rate
	(Unaudited)		(Unaudited)
Bridge loans	$719,098,186	$405,702,234	33	8.85%	21	8.21%
Mezzanine loans	835,892,604	821,454,043	48	9.66%	42	9.81%
Preferred equity investments	19,436,955	18,855,388	7	10.40%	4	9.64%
Other	12,357,559	13,891,005	3	5.88%	4	5.63%

	1,586,785,304	1,259,902,670	91	9.28%	71	9.25%

Unearned revenue	(11,718,088)	(13,076,764)

Loans and investments, net	$1,575,067,216	$1,246,825,906

     In June 2006, the Company originated a $60.0 million bridge loan secured by approximately 769 acres of land, partially improved by an operating ski resort in Lake Tahoe, California. The loan accrues interest on a monthly basis at a rate of 11.23%, requires a monthly fixed interest payment at 9.14% and matures in June 2011. In addition, the Company has a 25.6% equity kicker in the borrowing entity.
     In July and August 2006, the Company originated two bridge and preferred equity loans totaling $13.0 million. The loans accrue interest based on LIBOR on a monthly basis and mature in 2011. In addition, the Company has a 25% equity kicker in the borrowing entities. No income from the equity kickers has been recognized for the nine months ended September 30, 2006.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of September 30, 2006, the unpaid principal balance related to 13 loans with five unrelated borrowers represented approximately 20% of total assets. The Company had 91 loans and investments, including two related party loans, as of September 30, 2006. As of September 30, 2006, 50.7%, 14.1%, and 6.9% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s available-for-sale securities at September 30, 2006. (Unaudited)

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.779% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $79,863)	$12,858,690	$12,938,554	$(176,303)	$12,762,251
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.767% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $30,968)	4,242,180	4,273,148	(83,995)	4,189,153
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.823% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $55,014)	7,081,008	7,136,023	(90,419)	7,045,604

	$24,181,878	$24,347,725	$(350,717)	$23,997,008

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

     As of September 30, 2006, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. These securities were purchased in March 2004 and have been in an unrealized loss position for more than twelve months. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity; the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.
     During the three and nine months ended September 30, 2006, the Company received prepayments of $2.5 million and $5.8 million on these securities and amortized $0.1 million and $0.3 million of the premium paid for these securities against interest income. These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6 “Debt Obligations”).
     The cumulative amount of Other Comprehensive Income related to unrealized gains or (losses) on these securities as of September 30, 2006 and December 31, 2005 was ($350,717) and ($895,298), respectively.
Note 5 — Investment in Equity Affiliates
     In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC “POM”, which owns 15% of a real estate holding company that owns and operates factory outlet shopping centers. The Company accounts for this investment under the equity method. As of December 31, 2005, the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $30.1 million. In addition, the Company had a $10.0 million junior loan participation interest outstanding to an affiliate entity of the joint venture as of December 31, 2005. The loans require monthly interest payments based on one month LIBOR and matured in January 2006. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity. In June 2005, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. In accordance with this transaction, the joint venture members of POM agreed to guarantee $38 million of the new debt. The guarantee expired at the earlier of maturity or prepayment of the debt and would require performance by the members if not repaid in full. This guarantee was allocated to the members in accordance with their ownership percentages. Of the distribution received by the Company, $9.2 million was recorded as deferred revenue, representing the Company’s portion of the $38 million guarantee. In January 2006, POM refinanced the debt on a portion of the assets in its portfolio and repaid in full the debt that was added in June 2005 and the $30.1 million mezzanine loan and the $10.0 million junior loan participating interest that the Company had outstanding as of December 31, 2005. As a result, the $38 million guarantee was removed and the Company recognized the $9.2 million of deferred revenue, $6.3 million as interest

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
income representing the portion attributable to the 16.7% carried profits interest and $2.9 million as income from equity affiliates representing the portion attributable to the 7.5% equity interest.
     In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owns an office property in New York City. It is intended that the property, with over one million square feet of space, will be converted from an office property into condominium units. In addition, the Company provided loans to three partners in the investor group totaling $13 million, of which $10.5 million is outstanding as of September 30, 2006. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137 million from the primary lender. These loans are secured by the property, require monthly interest payments based on one month LIBOR and mature in April 2008. The Company sold a participating interest in one of the loans for $59 million which was recorded as a financing and is included in notes payable. For the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company capitalized $0.6 million and $0.5 million, respectively, of interest on its equity investment. During the third quarter 2006, the Company contributed an additional $2.9 million to the joint venture increasing its equity investment to approximately $13.9 million. In October 2006, the Company contributed an additional $0.4 million to the joint venture increasing its equity investment to approximately $14.3 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
The following table outlines borrowings under the Company’s repurchase agreements as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Repurchase agreement, Wachovia Bank National Association, $550 million committed line, expiration March 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.06% and 6.37%, respectively	$374,549,694	$456,028,193	$380,544,323	$554,322,023
Repurchase agreement, financial institution, $100 million committed line, expiration July 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 5.53% and 4.48%, respectively	23,158,166	24,347,722	28,425,062	29,615,420
Repurchase agreement, financial institution, $100 million committed line, expiration December 2006, interest is variable based on one-month LIBOR; the weighted average note rate was 6.77% and 5.37%, respectively	68,590,000	87,237,545	4,655,000	4,834,000
Repurchase agreement, financial institution, $50 million committed line, expired July 2006, interest is variable based on one-month LIBOR	—	—	—	—

Total repurchase agreements	$466,297,860	$567,613,460	$413,624,385	$588,771,443

     In September 2006, the Wachovia Bank National Association repurchase agreement was amended which temporarily increased the committed amount of this facility to $550.0 million from $350.0 million until March 2007.
     In October 2006, the Company entered into a $150.0 million master repurchase agreement with a financial institution. The facility has a rolling one year term not to exceed three years from the effective date of the agreement and bears interest at a spread over LIBOR.
     At September 30, 2006, the $100.0 million repurchase agreement with a financial institution entered into for the purpose of financing securities available for sale had current borrowings equal to 97% of the estimated fair value of the securities (net of principal payment receivables of approximately $0.4 million). If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement. In July 2006, this facility was extended for one year.
     In certain circumstances, the Company has financed the purchase of investments from counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner. However, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of September 30, 2006, the Company has six such transactions, with a book value of the associated assets of $162.1

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
million financed with repurchase obligations of $144.4 million. As of December 31, 2005 the Company had eight such transactions, with a book value of the associated assets of $176.7 million financed with repurchase obligations of $124.6 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets.
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 9.11% and 8.28%, respectively	$27,070,000	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.74% and 7.49%, respectively	25,780,000	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.69% and 7.44%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.74% and 7.49%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.24% and 7.21%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.09%.	51,550,000	—

Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.88%.	15,464,000	—

Total junior subordinated notes	$222,962,000	$155,948,000

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
     At September 30, 2006 and December 31, 2005, the outstanding balance under these facilities was $223.0 and $155.9 million with a current weighted average note rate of 8.45% and 7.53%, respectively. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Bridge loan warehouse, financial institution, $50 million committed line, expiration August 2007, interest rate variable based on Prime or LIBOR, the weighted average note rate was 7.58% and 6.32% , respectively	$17,761,653	$20,896,063	$46,490,512	$55,244,721

Secured term credit facility – Related Party, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 10.29% as of December 31, 2005. This facility was paid in full in January 2006	—	—	30,000,000	48,419,907

Warehousing credit facility, financial institution, $50 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.34% and 6.68%, respectively	9,680,371	11,171,263	2,632,365	3,096,900

Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	59,400,000	59,400,000	59,400,000	59,400,000

Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. The loan participation was paid in full in July 2006	—	—	6,752,500	6,752,500

Junior loan participation, maturity December 2008, secured by Company’s interest in a first mortgage loan with a principal balance of $68.5 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	3,000,000	3,000,000	—	—

Junior loan participation, maturity April 2007, secured by Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest is based on a portion of the interest received from the loan, the loan has a fixed rate of interest	125,000	125,000	125,000	125,000

Total notes payable	$89,967,024	$94,592,326	$145,400,377	$173,039,028

     In October 2006, the $50.0 million warehouse credit facility was amended which increased the committed amount of this facility to $75.0 million.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
  Collateralized Debt Obligations
     On January 11, 2006, the Company completed its second collateralized debt obligation, or CDO II, issuing to third party investors nine tranches of investment grade collateralized debt obligations, through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). The Issuer II holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with a principal amount of approximately $356 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. The Company accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO II is consolidated in the Company’s financial statements. The nine investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the nine investment grade tranches issued in CDO II were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested. At September 30, 2006, the balance in the CDO II payable was approximately $353.9 million with a weighted average rate of 6.26%.
     In 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO I”) through a newly-formed wholly-owned subsidiary of the Company. The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for CDO I. The issuer issued investment grade rated notes with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The combined weighted average rate at September 30, 2006 and December 31, 2005 was 6.25% and 4.93%, respectively. The Company accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO I is consolidated in the Company’s financial statements. Proceeds from CDO I totaling $6.0 million were recorded as a reduction of the CDO’s liability. At September 30, 2006 and December 31, 2005, the balance in CDO I was approximately $293.3 million and $299.3 million, respectively.
     At September 30, 2006 and December 31, 2005, the Company had total outstanding note balances in its CDOs of $647.2 million and $299.3 million, respectively.
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
     For the nine months ended September 30, 2006, the Company issued 272,542 shares of common stock, of which 177,847 common shares were payment for ACM’s incentive management fee. In addition, during the period the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Company repurchased 250,200 shares of its common stock. This had a nominal effect on ACM’s limited partnership interest in ARLP at September 30, 2006. At September 30, 2006, minority interest was increased by $0.1 million to properly reflect ACM’s 18% limited partnership interest in ARLP and its wholly-owned subsidiaries.
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
Note 8 — Commitments and Contingencies
  Contractual Commitments
     As of September 30, 2006, we had the following material contractual obligations (payments in thousands):

		Payments due by period (1)
	2006	2007-2008	2009-2010	Thereafter	Total
Contractual Obligations
Notes payable	$—	$18,842	$3,788	$4,812	$27,442
Collateralized debt obligations (2)	—	—	293,319	353,890	647,209
Repurchase agreements	25,402	335,881	78,750	26,265	466,298
Trust preferred securities	—	—	—	222,962	222,962
Loan participations	125	62,400	—	—	62,525
Outstanding unfunded commitments (3)	5,728	30,312	14,751	1,832	52,623
Interest rate swaps, treated as hedges (4)	N/A	N/A	N/A	N/A	N/A
Non-hedge derivative obligations (4)	N/A	N/A	N/A	N/A	N/A
Management fee (5)	N/A	N/A	N/A	N/A	N/A

Totals	$31,255	$447,435	$390,608	$609,761	$1,479,059

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $293.3 million of CDO I debt and $353.9 million of CDO II debt with a weighted average remaining maturity of 3.4 and 3.7 years, respectively, as of September 30, 2006.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $52.6 million as of September 30, 2006, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(4)	These contracts do not have fixed and determinable payments.

(5)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
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
September 30, 2006
(Unaudited)
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
     In 2005, the Company issued 282,776 shares of common stock from the exercise of warrants and received net proceeds of $4.2 million. In addition, ACM was paid 191,342 common shares from incentive management fees earned. Furthermore, in 2005, the Company issued 124,500 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. After giving effect to these transactions, the Company had approximately 17,051,391 shares issued and outstanding as of December 31, 2005.
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
     In April 2006, the Company issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010. Furthermore, in May 2006, ACM was paid a portion of its first quarter 2006 incentive management fee in 64,891 shares of common stock. After giving effect to these transactions, the Company had 17,267,902 shares issued and outstanding.
     In August 2006, the Board of Directors authorized a stock repurchase plan that enables the Company to buy up to one million shares of its common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the program may be terminated at any time. As of September 30, 2006, the Company repurchased 250,200 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $6.3 million (an average cost of $25.04 per share). Furthermore, in August 2006, ACM was paid the second quarter 2006 incentive management fee in 55,586 shares of common stock. After giving effect to these transactions, the Company had 17,073,288 shares outstanding.

\

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2006 and 2005.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted
Net income	$10,856,256	$10,856,256	$8,471,762	$8,471,762
Add: Income allocated to minority interest	—	2,379,607	—	1,881,055

Earnings per EPS calculation	$10,856,256	$13,235,863	$8,471,762	$10,352,817

Weighted average number of common shares outstanding	17,226,496	17,226,496	17,003,174	17,003,174
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	65,282	—	23,920

Total weighted average common shares outstanding	17,226,496	21,067,847	17,003,174	20,803,163

Earnings per common share	$0.63	$0.63	$0.50	$0.50

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2006 and 2005.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted
Net income	$36,006,655	$36,006,655	$41,043,776	$41,043,776
Add: Income allocated to minority interest	—	7,921,687	—	9,209,291

Earnings per EPS calculation	$36,006,655	$43,928,342	$41,043,776	$50,253,067

Weighted average number of common shares outstanding	17,185,737	17,185,737	16,812,537	16,812,537
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	59,412	—	23,360
Dilutive effect of warrants	—	—	—	24,110

Total weighted average common shares outstanding	17,185,737	21,021,218	16,812,537	20,636,076

Earnings per common share	$2.10	$2.09	$2.44	$2.44

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 11 — Related Party Transactions
     As of September 30, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2007. This loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended September 30, 2006 and 2005 was approximately $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2006 and 2005 was approximately $0.5 million and $0.3 million, respectively.
     ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At September 30, 2006, ACM’s investment in this joint venture was approximately $0.2 million. At September 30, 2006, the Company had a $28.3 million preferred equity investment outstanding to this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the three and nine months ended September 30, 2006 was approximately $1.0 million and $2.0 million, respectively.
     During the nine months ended September 30, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. The Company was credited $0.4 million of this fee which represents its proportionate effort in facilitating the financing. The fee was included in other income for the nine months ended September 30, 2005. No such fee was earned for the nine months ended September 30, 2006.
     During the first quarter 2006, ACM originated permanent financing of $31.5 million to a borrower to repay an existing $30.0 million bridge loan with the Company. Pursuant to the terms of the bridge loan agreement, the Company had a right of first offer to provide permanent financing, a right of first refusal to match the terms and conditions from a third party lender and a potential prepayment fee of $0.9 million. In August 2006, ACM received a $0.5 million fee for the securitization of the $31.5 million permanent financing. This fee was remitted to the Company in August 2006 in lieu of the Company waving its right of first refusal and potential prepayment fee under the original terms of the bridge loan.
     At September 30, 2006, $3.1 million of escrows received at loan closings were due to ACM and were included in due to related party. This payment was remitted in October 2006. At December 31, 2005, escrows received by the Company at loan closings and expense payments made by ACM on behalf of the Company totaling $0.1 million were included in due to related party and payment was remitted in January 2006.
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
Note 12 — Distributions
     On October 25, 2006, the Company declared distributions of $0.58 per share of common stock, payable with respect to the three months ended September 30, 2006, to stockholders of record at the close of business on November 8, 2006. The Company intends to pay these distributions on November 22, 2006. In addition, on July 25,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
2006, the Company declared distributions of $0.57 per share of common stock, payable with respect to the three months ended June 30, 2006, to stockholders of record at the close of business on August 7, 2006. These distributions were subsequently paid on August 21, 2006.
Note 13 — Management Agreement
     The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee. For the three months ended September 30, 2006 and 2005, ACM earned an incentive compensation installment totaling $1.7 million and $0.7 million, respectively, which were included in due to related party. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds a 9.5% return on invested funds or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, as described in the management agreement. For the three months ended September 30, 2005, ACM was paid its management fee partially in 83,082 of common shares with the remainder paid in cash totaling $4.4 million, on August 3, 2005. For the three months ended September 30, 2006, ACM intends to elect to be paid its incentive management fee in 65,282 of common shares, payable in November 2006. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. For the three months ended September 30, 2006 and 2005, the Company recorded $0.7 million and $0.6 million, respectively, of base management fees due to ACM of which $0.2 million and $0.6 million, respectively, were included in due to related party and paid in the month subsequent to the respective periods.
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
     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the nine months ended September 30, 2006, we recorded a $0.2 million provision for income taxes related to these assets that are held in taxable REIT subsidiaries.
Changes in Financial Condition
     During the quarter ended September 30, 2006, we originated 19 loans and investments totaling $300.4 million, of which $287.7 million was funded as of September 30, 2006. Of the new loans and investments, 10 were bridge loans totaling $222.4 million, three were mezzanine loans totaling $20.0 million, three were junior participating interests totaling $55.5 million and three were preferred equity investments totaling $2.5 million. We have received repayment in full on nine loans totaling $202.2 million and partial repayment on eight loans totaling $10.0 million.
     Our loan portfolio balance at September 30, 2006 was $1.61 billion, with a weighted average current interest pay rate of 9.36% as compared to $1.25 billion, with a weighted average current interest pay rate of 9.24% at December 31, 2005. At September 30, 2006, advances on financing facilities totaled $1.4 billion, with a weighted average funding cost of 7.08% as compared to $1.0 billion, with a weighted average funding cost of 6.57% at December 31, 2005. Additionally, our investment in equity affiliates at September 30, 2006 was $23.5 million as compared to $18.1 million at December 31, 2005.

     On January 11, 2006, we completed our second non-recourse collateralized debt obligation (“CDO II”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained an equity interest in the portfolio with a value of approximately $119 million. The notes are secured by a portfolio of real estate-related assets, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and restricted cash totaling approximately $475 million. The notes have an initial weighted average spread of approximately 74 basis points over three-month LIBOR. The facility has a five-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. We have accounted for this transaction on our balance sheet as a financing. These proceeds were used to repay outstanding debt with higher costs of funds. In connection with CDO II, we entered into an interest rate swap agreement to hedge our exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR as well as interest rate swaps on current and future projected LIBOR-based debt relating to certain fixed rate loans in our portfolio.
     In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock granted to this director was vested as of the date of grant, another one third will vest in April 2007 and the remaining third will vest in April 2008.
     In April 2006, we issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of ours and ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010. Furthermore, in May 2006, ACM was paid a portion of its first quarter 2006 incentive management fee in 64,891 shares of common stock. After giving effect to these transactions, we had 17,267,902 shares issued and outstanding.
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
     In August 2006, the Board of Directors authorized a stock repurchase plan that enables us to buy up to one million shares of our common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when it might otherwise be prevented from doing so. There is no guarantee as to the exact number of shares that will be repurchased by us and the program may be terminated at any time. As of September 30, 2006, we repurchased 250,200 shares of our common stock in the open market and under a 10b5-1 plan at a total cost of $6.3 million (an average cost of $25.04 per share). Furthermore, in August 2006, ACM was paid the second quarter 2006 incentive management fee in 55,586 shares of common stock. After giving effect to these transactions, we had 17,073,288 shares outstanding.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the three and nine months ended September 30, 2006, interest income earned on these loans and investments represented approximately 98% and 94% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. For the three and nine months ended September 30, 2006, interest on these investments represented approximately 0% and 5% of our total revenues, respectively.
     We also derive interest income from our investments in mortgage related securities. For the three and nine months ended September 30, 2006, interest on these investments represented less than 1% of our total revenues.

     In addition, we derived operating revenue from income from swap derivative which represented income from interest rate swaps on junior subordinated notes relating to trust preferred securities. For the three and nine months ended September 30, 2006, income from swap derivative represented approximately 2% and 1% of our total revenues, respectively.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and nine months ended September 30, 2006, revenue from other income represented less than 1% of our total revenues.
Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity method of accounting. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. We are not required to fund losses incurred by the joint venture. Therefore, we only recognize our share of losses to the extent of our capital investment. For the nine months ended September 30, 2006 and 2005, income from equity affiliates totaled approximately $2.9 million and $8.5 million, respectively. The $2.9 million is the recognition of previously deferred income from excess proceeds received from the refinance of a property of one of our equity affiliates as described in Note 5 “Investment in Equity Affiliates” of our consolidated financial statements, which appears in “Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries.”
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2006, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended September 30, 2006 and 2005, we recorded $0.0 million and for the nine months ended September 30, 2006 and 2005, we recorded $8.3 million and $18.4 million, of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.
Derivatives and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the carrying values of interest rate swaps and caps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. During the three and nine months ended September 30, 2006 we entered into seven and sixteen additional interest rate swaps that qualify as cash flow hedges, having a total combined notional value of approximately $100.9 million and $181.7 million, respectively. The fair value of our hedge portfolio has increased by approximately $0.2 million from December 31, 2005 as a result of these additional swaps and a change in the projected future LIBOR rates.
     In 2005, we entered into an interest rate swap agreement on one of our junior subordinated notes relating to one of our series of Trust Preferred securities (“Trust Preferred swap”) that was accounted for as a cash flow hedge under SFAS No. 133. We elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the Trust Preferred swap as a hedge, which allowed us to assume no ineffectiveness in this transaction as long as critical terms did not change. We recently concluded that the Trust Preferred swap did not qualify for this method in prior periods. The presence of an interest deferral feature in the Trust Preferred security, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made to the hedged item and results in the reclassification of approximately $0.7 million of the cumulative fair value of the Trust Preferred swap on the balance sheet to income from swap derivative on the income statement. This is a result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps on Trust Preferred securities and reflects the cumulative fair value of the Trust Preferred swap at September 30, 2006. In addition, we have re-designated the Trust Preferred swap as a cash flow hedge under the “long haul” accounting method in order to qualify it for cash flow hedge accounting in future periods.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”
Recently Issued Accounting Pronouncements
     In December 2004, the FASB published SFAS 123(R) entitled “Share-Based Payment.” It requires all public companies to report share-based compensation expense at the grant date fair value of the related share-based awards. We were required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. We believe that our current method of accounting for share-based payments is consistent with SFAS 123(R). In addition, deferred compensation of $1.7 million for the period ending December 31, 2005, relating to unvested restricted stock was reclassified to additional paid-in capital in accordance with SFAS 123(R). As of September 30, 2006, we have deferred unearned compensation related to our unvested restricted stock of approximately $2.4 million.
     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. We believe that our current method of accounting for variable interest entities is consistent with FIN 46(R)-6.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any; the adoption of FIN 48 may have on our Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the effect, if any; the adoption of SFAS 157 may have on our Consolidated Financial Statements.
      In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”, effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. We are currently evaluating the effect, if any; the adoption of SAB 108 may have on our Consolidated Financial Statements.
Results of Operations
     The following table sets forth our results of operations for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$40,897,083	$27,073,076	$13,824,007	51%
Income from swap derivative	696,960	—	696,960	nm
Other income	41,550	35,730	5,820	16%

Total revenue	41,635,593	27,108,806	14,526,787	54%

Expenses:
Interest expense	23,405,789	12,462,458	10,943,331	88%
Employee compensation and benefits	1,120,596	948,312	172,284	18%
Stock based compensation	427,609	808,687	(381,078)	(47%)
Selling and administrative	1,118,724	1,213,889	(95,165)	(8%)
Management fee – related party	2,327,012	1,322,643	1,004,369	76%

Total expenses	28,399,730	16,755,989	11,643,741	69%

Income before minority interest and income from equity affiliates	13,235,863	10,352,817	2,883,046	28%
Income from equity affiliates	—	—	—	—

Income before minority interest	13,235,863	10,352,817	2,883,046	28%
Income allocated to minority interest	2,379,607	1,881,055	498,552	27%

Net income	$10,856,256	$8,471,762	$2,384,494	28%

nm – not meaningful
Revenue
     Interest income increased $13.8 million, or 51%, to $40.9 million for the three months ended September 30, 2006 from $27.1 million for the three months ended September 30, 2005. This increase was primarily due to a 42% increase in the average balance of loans and investments from $1.0 billion to $1.5 billion due to increased loans and investments originations, as well as a 5% increase in the average yield on the assets from 10.11% to 10.63% as a result of increased interest rates on our floating rate portfolio due to the rise in LIBOR, partially offset by margin compression on new originations compared to loan payoffs from the same period in 2005 and 2006. Interest income from available for sale securities decreased $0.1 million, or 50%, to $0.1 million for the three months ended September 30, 2006 from $0.2 million for the three months ended September 30, 2005. This decrease is due to a decline in the average balances, as a result of prepayments received on our investment.
     Income from swap derivative totaled $0.7 million and is the result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps on one of our junior subordinated notes relating to trust preferred securities. This reflects the cumulative fair value of the swap at September 30, 2006.
     Other income increased $5,820, or 16%, to $41,550 for the three months ended September 30, 2006 from $35,730 for the three months ended September 30, 2005. This is primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense increased $10.9 million, or 88%, to $23.4 million for the three months ended September 30, 2006 from $12.5 million for the three months ended September 30, 2005. This increase was primarily due to a 68% increase in the average debt financing on our loans and investment portfolio from $752.2 million for the three months ended September 30, 2005 to $1.3 billion for the three months ended September 30, 2006 as a result of increased loan originations and increased financing facilities and a 13% increase in the average cost of these borrowings from 6.40% to 7.24%, due to increased market interest rates, partially offset by income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans. In addition, interest expense on debt financing of our available for sale securities portfolio totaled $0.3 million for the three months ended September 30, 2006 and September 30, 2005. There was a 35% decrease in the weighted average borrowings from $34.1 million for the three months ended September 30, 2005, to $24.4 million for the same period in 2006 as a result of prepayments received on our investment, which was offset by a 50% increase in the average cost of debt due to increased interest rates from the same period in 2005 to 2006.
     Employee compensation and benefits expense increased $0.2 million, or 18%, to $1.1 million for the three months ended September 30, 2006 from $0.9 million for the three months ended September 30, 2005. This increase was primarily due to the expansion of staffing needs associated with the growth in our loan and investment portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense decreased $0.4 million, or 47%, to $0.4 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This decrease was primarily due to a decrease in the ratable portion of unvested restricted stock granted in 2006 as compared to the three months ended September 30, 2005.
     Selling and administrative expense decreased $0.1 million, or 8%, to $1.1 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. This decrease is primarily attributable to a decrease in marketing expenses partially offset by increased professional fees.
     Management fees increased $1.0 million, or 76%, to $2.3 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased $8,000 mainly due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2005. The incentive management fees increased by $1.0 million, or 148%, to $1.7 million for the three months ended September 30, 2006 from $0.7 million for the three months ended September 30, 2005 due to increased profitability.

Income Allocated to Minority Interest
     Income allocated to minority interest increased $0.5 million, or 27%, to $2.4 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 28% increase in income before minority interest over the same periods.
     The following table sets forth our results of operations for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2006	2005	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$120,434,185	$89,489,543	$30,944,642	35%
Income from swap derivative	696,960	—	696,960	nm
Other income	161,947	423,574	(261,627)	(62%)

Total revenue	121,293,092	89,913,117	31,379,975	35%

Expenses:
Interest expense	63,332,763	30,479,170	32,853,593	108%
Employee compensation and benefits	3,430,004	3,059,208	370,796	12%
Stock based compensation	1,793,062	1,273,542	519,520	41%
Selling and administrative	3,187,501	2,987,662	199,839	7%
Management fee – related party	8,530,712	10,313,908	(1,783,196)	(17%)

Total expenses	80,274,042	48,113,490	32,160,552	67%

Income before minority interest and income from equity affiliates	41,019,050	41,799,627	(780,577)	(2%)
Income from equity affiliates	2,909,292	8,453,440	(5,544,148)	(66%)

Income before minority interest	43,928,342	50,253,067	(6,324,725)	(13%)
Income allocated to minority interest	7,921,687	9,209,291	(1,287,604)	(14%)

Net income	$36,006,655	$41,043,776	$(5,037,121)	(12%)

nm – not meaningful
  Revenue
     Interest income increased $30.9 million, or 35%, to $120.4 million for the nine months ended September 30, 2006 from $89.5 million for the nine months ended September 30, 2005. Included in interest income is the recognition of $6.3 million and $17.2 million of income for the nine months ended September 30, 2006 and 2005, respectively from a 16.7% carried profits interest in a $30.1 million mezzanine loan that was repaid in January 2006. This income was a result of excess proceeds from the refinance of a portfolio of properties securing the loan. Excluding these transactions, interest income increased $41.9 million, or 58%, over the same period. This increase was primarily due to a 52% increase in the average balance of loans and investments from $911.0 million to $1.4 billion due to increased originations, as well as a 1% increase in the average yield on assets from 10.5% to 10.6% as a result of increased interest rates on our floating rate portfolio due to the rise in LIBOR, partially offset by margin compression on new originations compared to loan payoffs from the same period in 2005 and 2006. Interest income from available for sale securities decreased $0.2 million, or 27%, to $0.5 million for the nine months ended September 30, 2006 from $0.7 million for the nine months ended September 30, 2005. This decrease is primarily due to a decrease in the average balance to $27.4 million for the nine months ended September 30, 2006 from $40.8 million for the nine months ended September 30, 2005, as a result of prepayments received on our investment.

     Income from swap derivative totaled $0.7 million and is the result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps on trust preferred securities. This reflects the cumulative fair value of the swap at September 30, 2006.
     Other income decreased $0.2 million, or 62%, to $0.2 million for the nine months ended September 30, 2006 from $0.4 million for the nine months ended September 30, 2005. This was primarily due to a $0.4 million structuring fee received for services rendered in arranging a loan facility for a borrower in the nine months ended September 30, 2005 partially offset by increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense increased $32.9 million, or 108%, to $63.3 million for the nine months ended September 30, 2006 from $30.5 million for the nine months ended September 30, 2005. This increase was primarily due to a 68% increase in the average debt financing on our loans and investment portfolio from $698.7 million for the nine months ended September 30, 2005 to $1.2 billion for the nine months ended September 30, 2006 as a result of increased loan originations, increased financing facilities, and a 20% increase in the average cost of these borrowings from 5.64% to 7.03% due to increased market interest rates, partially offset by income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans. In addition, interest expense on debt financing of our available for sale securities portfolio totaled $1.0 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively. There was a 33% decrease in the weighted average borrowings from $38.7 million for the nine months ended September 30, 2005, to $26.1 million for the same period in 2006 as a result of prepayments received on our investment, which was offset by a 59% increase in the average cost of debt due to increased interest rates from the same period in 2005 to 2006.
     Employee compensation and benefits expense increased $0.4 million, or 12%, to $3.4 million for the nine months ended September 30, 2006 from $3.0 million for the nine months ended September 30, 2005. This increase was primarily due to the expansion of staffing needs associated with the growth in our loan and investment portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense increased $0.5 million, or 41%, to $1.8 million for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock granted as a result of 173,750 restricted stock shares granted since the nine months ended September 30, 2005.
     Selling and administrative expense increased $0.2 million, or 7%, to $3.2 million for the nine months ended September 30, 2006 from $3.0 for the nine months ended September 30, 2005. This increase is directly attributable to professional fees, including legal, accounting services, and consulting fees relating to investor relations and Sarbanes-Oxley compliance associated with operating as a public company.
     Management fees decreased $1.8 million, or 17%, to $8.5 million for the nine months ended September 30, 2006 from $10.3 million for the nine months ended September 30, 2005. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.1 million, or 5%, to $2.0 million for the nine months ended September 30, 2006 from $1.9 million for the nine months ended September 30, 2005. The increase is primarily due to increased stockholder’s equity and contributed capital over the same period in 2005. The incentive management fees decreased by $1.9 million, or 22%, to $6.6 million for the nine months ended September 30, 2006 from $8.5 million for the nine months ended September 30, 2005. This decrease was due to the recognition of $25.2 million of income for the nine months ended September 30, 2005 and $9.2 million for the nine months ended September 30, 2006 from a 16.7% carried profits interest in a $30.1 million mezzanine loan that we had outstanding and income from our related equity investment. The income was a result of excess proceeds from the refinance of a portfolio of properties securing the loan and equity investment.

Income From Equity Affiliates
     Income from equity affiliates decreased $5.5 million, or 66%, to $2.9 million for the nine months ended September 30, 2006 from $8.4 million for the nine months ended September 30, 2005. This decrease was primarily due to the recognition of $8.0 million and $2.9 million of income from excess proceeds received from the refinance of a property of one of our investments in equity affiliates for the nine months ended September 30, 2005 and September 30, 2006, respectively.
Income Allocated to Minority Interest
     Income allocated to minority interest decreased by $1.3 million, or 14%, to $7.9 million for the nine months ended September 30, 2006 from $9.2 million for the nine months ended September 30, 2005. These amounts represent the portion of our income allocated to our manager. This decrease was primarily due to a 13% decrease in income before minority interest over the same periods.
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
     In 2004, we sold 6,750,000 shares of our common stock in a public offering on April 13, 2004 for net proceeds of approximately $125.4 million. We used the proceeds to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 524,200 additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised which resulted in proceeds of $12.9 million. Also, Arbor Realty Limited Partnership (“ARLP”), the operating partnership of Arbor Realty Trust, received proceeds of $9.4 million from the exercise of ACM’s warrants for a total of 629,345 operating partnership units.
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
     We have a $350.0 million master repurchase agreement with Wachovia Bank National Association, dated December 2003, with a term of three years that bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In December 2005, we amended this facility on a temporary basis to provide for an increase in the amount of financing available under this facility from $350 million to $500 million. This increase expired in January of 2006 in conjunction with the closing of CDO II, at which time $203 million of this facility was paid down (see below). In September 2006, we amended this facility on a temporary basis to provide for an increase in the amount of financing available under this facility from $350 million to $550 million. This increase will expire in March of 2007. At September 30, 2006, the outstanding balance under this facility was $374.5 million with a current weighted average note rate of 7.06%. In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. This agreement expires in July 2007 and has an interest rate of LIBOR plus 0.20%. At September 30, 2006, the outstanding balance under this facility was $23.2 million with a current weighted average note rate of 5.53%. In July 2006, this facility was extended for one year.
     We have a $100.0 million master repurchase agreement with a second financial institution, effective December 2005, that has a term expiring in December 2006 and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At September 30, 2006, the outstanding balance under this facility was $68.6 million with a current weighted average note rate of 6.77%.
     We have a $50.0 million bridge loan warehousing credit agreement with a third financial institution to provide financing for bridge loans. This agreement expires in August 2007 and bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6-month LIBOR plus 1.75%, at our option. At September 30, 2006, the outstanding balance under this facility was $17.8 million with a current weighted average note rate of 7.58%. In August 2006, this facility was extended for a year. In October 2006, we amended the amount of financing available under this facility to $75 million from $50 million.
     We have a $50.0 million warehousing credit facility with a fourth financial institution, effective December 2005, which has a term expiring in December 2007 and bears interest at LIBOR plus pricing of 1.50% to 2.50%, varying on the type of asset financed. At September 30, 2006, the outstanding balance under this facility was $9.7 million with a current weighted average note rate of 7.34%.
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
     We have a non-recourse collateralized debt obligation transaction, or CDO, which closed on January 19, 2005, whereby $469.0 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305.0 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 77 basis points over a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the CDO were used to repay outstanding debt under our existing facilities totaling $267.0 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for our CDO must be retained in the CDO structure until such collateral can be replaced or used to paydown the secured notes and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO is consolidated in our financial statements. At September 30, 2006, the outstanding balance under this facility was $293.3 million with a weighted average current note rate of 6.25%.
     On January 11, 2006, we completed our second non-recourse collateralized debt obligation transaction, or CDO II, whereby $475.0 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $356.0 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 74 basis points over a floating rate of interest based on three-month LIBOR. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from CDO II were used to repay outstanding debt under our existing facilities totaling $301.0 million. By contributing these real estate assets to CDO II, this transaction resulted in a decreased cost of funds relating to CDO II’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO II must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO II is consolidated in our financial statements. At September 30, 2006, the outstanding note balance under this facility was $353.9 million with a weighted average current note rate of 6.26%.
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
     At September 30, 2006, the outstanding balance under our junior subordinated note facilities was $223.0 million with a current weighted average note rate of 8.45%.
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
     As of September 30, 2006, these facilities had an aggregate capacity of $1.8 billion and borrowings were approximately $1.4 billion.
     In October 2006, we entered into a $150.0 million master repurchase agreement with a financial institution. The facility has a rolling one year term not to exceed three years from the effective date of the agreement and bears interest at a spread over LIBOR.
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of September 30, 2006, we are in compliance with all covenants and restrictions under these credit facilities.
     We have three junior loan participations with a total outstanding balance at September 30, 2006 of $62.5 million. These participation borrowings have maturity dates equal to the corresponding mortgage loans and are secured by the participant’s interests in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.
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
Share Repurchase Plan
     In August 2006, the Board of Directors authorized a stock repurchase plan that enables us to buy up to one million shares of our common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when it might otherwise be prevented from doing so. There is no guarantee as to the exact number of shares that will be repurchased by us and the program may be terminated at any time. As of September 30, 2006, we repurchased 250,200 shares of our common stock in the open market and under a 10b5-1 plan at a total cost of $6.3 million (an average cost of $25.04 per share).
Contractual Commitments
     As of September 30, 2006, we had the following material contractual obligations (payments in thousands):

		Payments due by period (1)
	2006	2007-2008	2009-2010	Thereafter	Total
Contractual Obligations
Notes payable	$—	$18,842	$3,788	$4,812	$27,442
Collateralized debt obligations (2)	—	—	293,319	353,890	647,209
Repurchase agreements	25,402	335,881	78,750	26,265	466,298
Trust preferred securities	—	—	—	222,962	222,962
Loan participations	125	62,400	—	—	62,525
Outstanding unfunded commitments (3)	5,728	30,312	14,751	1,832	52,623
Interest rate swaps, treated as hedges (4)	N/A	N/A	N/A	N/A	N/A
Non-hedge derivative obligations (4)	N/A	N/A	N/A	N/A	N/A
Management fee (5)	N/A	N/A	N/A	N/A	N/A

Totals	$31,255	$447,435	$390,608	$609,761	$1,479,059

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $293.3 million of CDO I debt and $353.9 million of CDO II debt with a weighted average remaining maturity of 3.4 and 3.7 years, respectively, as of September 30, 2006.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $52.6 million as of September 30, 2006, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

(4)	These contracts do not have fixed and determinable payments.

(5)	This contract does not have fixed and determinable payments; refer to section entitled “Management Agreement” below.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.7 million in base management fees for services rendered in the three months ended September 30, 2006.
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
     For the three months ended September 30, 2006, our manager earned a total of $1.7 million of incentive compensation and intends to elect to receive it in 65,282 shares of common stock.
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
Related Party Transactions
     As of September 30, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2007. This loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended September 30, 2006 and 2005 was approximately $0.2 million and $0.1 million, respectively and for the nine months ended September 30, 2006 and 2005 was approximately $0.5 million and $0.3 million, respectively.
     ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At September 30, 2006, ACM’s investment in this joint venture was approximately $0.2 million. At September 30, 2006, we had a $28.3 million preferred equity investment outstanding to this joint venture, which was collateralized by a pledge in the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the three and nine months ended September 30, 2006 was approximately $1.0 million and $2.0 million, respectively.
     During the nine months ended September 30, 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. We were credited $0.4 million of this fee which represents our proportionate effort in facilitating the financing. The fee was included in other income for the nine months ended September 30, 2005. No such fee was earned in the nine months ended September 30, 2006.
     During the first quarter 2006, ACM originated permanent financing of $31.5 million to a borrower to repay an existing $30.0 million bridge loan with us. Pursuant to the terms of the bridge loan agreement, we had a right of first offer to provide permanent financing, a right of first refusal to match the terms and conditions from a third party lender and a potential prepayment fee of $0.9 million. In August 2006, ACM received a $0.5 million fee for the securitization of the $31.5 million permanent financing. This fee was remitted to us in August 2006 in lieu of waving our right of first refusal and potential prepayment fee under the original terms of the bridge loan.
     At September 30, 2006, $3.1 million of escrows received at loan closings were due to ACM and were included in due to related party. This payment was remitted in October 2006. At December 31, 2005, escrows received by us at loan closings and expense payments made by ACM on our behalf totaling $0.1 million were included in due to related party and payment was remitted in January 2006.

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
     Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. The majority of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. In addition, we have various fixed rate loans in our portfolio, which are financed with variable rate LIBOR borrowings. We have entered into various interest swaps (as discussed below) to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans. A few of our loans are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.
     Based on our loans, liabilities, and related interest rate swaps as of September 30, 2006 and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.8 million, due to the principal amount of loans subject to interest rate adjustment exceeding the liabilities that would be subject to an interest rate adjustment. This is primarily due to our interest rate swaps that convert approximately $371.7 million of variable rate LIBOR based debt to a fixed basis that is not subject to a 1% increase. Based on our loans, liabilities, and related interest rate swaps as of September 30, 2006 and assuming the balances of these items remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.6 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
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
     We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the re-pricing of the debt obligations occurs more quickly than the re-pricing of the securities, on average, our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This would result in a reduction to our net interest income and cash flows related to these securities. Based on the securities and borrowings as of September 30, 2006, and December 31, 2005, and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $0.2 million and $0.3 million, respectively. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.2 million and $0.3 million, respectively.
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
     These swaps were executed on December 21, 2004 and December 22, 2005 having notional values of $469.0 million and $288.3 million, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2006, and December 31, 2005, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have increased by approximately $16,000 and $0.1 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have decreased by approximately $21,000 and $0.1 million, respectively.
     In connection with the issuance of variable rate junior subordinate notes during 2006 and 2005, we entered into various interest rate swap agreements. These swaps had total notional values of $140.0 million and $50.0 million, respectively, as of September 30, 2006 and December 31, 2005. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2006, and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $2.7 million and $0.9 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $2.6 million and $0.9 million, respectively.
     As of September 30, 2006, we had fourteen interest rate swap agreements outstanding that have a combined notional value of $231.7 million, as of December 31, 2005 we had two interest rate swap agreements outstanding with combined notional values of $140.0 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2006, and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $6.1 million and $4.7 million respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $6.4 million and $4.7 million, respectively.
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
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)  During the nine months ended September 30, 2006, the Company issued a total of 177,847 shares of its common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Amended and Restated Management Agreement, dated January 19, 2005 (the “Management Agreement”), by and among the Company, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. Pursuant to the Management Agreement, in return for the services that ACM provides to the Company, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of common stock of the Company.
     The issuance and sale of the shares of common stock pursuant to the Management Agreement was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof. These transactions did not involve any public offering of common stock, the Manager had adequate access to information about the Company, and an appropriate legend was placed on the certificates evidencing the shares of common stock issued.
(c)  Share Repurchases
     During the three months ended September 30, 2006, we made the following purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased as Part	Shares that May
	(a) Total Number		of Publicly	Yet be
	of Shares	(b) Average Price	Announced Plans	Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plan [1]

July 1, 2006 through August 1, 2006	—	—	—	—

August 1, 2006 through September 1, 2006	118,800	24.88	118,800	881,200

September 1, 2006 through September 30, 2006	131,400	25.23	250,200	749,800

1	In August 2006, the Board of Directors authorized a stock repurchase plan that enables the Company to buy up to one million shares of its common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the program may be terminated at any time. Included in the total shares purchased are 15, 000 shares that were purchased in the open market.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
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

10.18
Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.19
Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20
Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22
Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.23
Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty Sr, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc. Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC

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
Date: November 8, 2006