Form 10-K
period 2006-12-31
ARBOR REALTY TRUST INC
filed 2007-02-28
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32136

Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900 Uniondale, NY	11553 Zip Code
(Address of principal executive offices)

(516) 832-8002
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	The New York Stock Exchange

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2006 (computed based on the closing price on such date as reported on the NYSE) was $392.9 million. As of February 16, 2007, the registrant had 17,230,375 shares of common stock outstanding (excluding 279,400 shares held in the treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We are organized to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own an approximately 82% partnership interest in our operating partnership as of December 31, 2006.

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

Since January 2005, we completed three non-recourse collateralized debt obligation (“CDO”) transactions, wherby $1.44 billion of real estate related and other assets were contributed to three newly-formed consolidated subsidiaries, which issued $1.21 billion of investment grade-rated floating-rate notes in three separate private placements. These proceeds were used to repay outstanding debt and resulted in a decreased cost of funds relating to the CDO assets.

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

Execute Transactions Rapidly.  We act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that rapid execution attracts opportunities from both borrowers and other lenders that would not otherwise be available. We believe our ability to structure flexible terms and close loans in a timely manner gives us a competitive advantage over lending firms that also primarily serve this market.

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

The bridge loans we make typically range in size from $1 million to $60 million and are predominantly secured by first mortgage liens on the property. The term of these loans typically is up to five years. Historically, interest rates have typically ranged from 2.50% to 9.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 13.00%. In 2006, interest rates have typically ranged from 2.50% to 7.00% over 30-day LIBOR, with fixed rates ranging from 6.00% to 13.00%. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

Our mezzanine loans typically range in size from $1 million to $50 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.00% to 12.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. In 2006, interest rates have typically ranged from 2.00% to 10.00% over 30-day LIBOR, with fixed rates ranging from 5.50% to 15.00%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

At December 31, 2006, we had 102 loans and investments in our portfolio, totaling $2.0 billion. These loans and investments were for 32 multi-family properties, 11 condominium properties, 26 office properties, 16 hotel properties, nine commercial properties, five land properties, two retail properties, and one other property. We have an $8.5 million loan in our portfolio that is non-performing and income recognition has been suspended. The principal amount of the loan is not deemed to be impaired and no loan loss reserve has been recorded at this time. Income recognition will resume when the loan becomes contractually current and performance has recommenced. We continue to actively manage all loans and investments in the portfolio and believe that our strict underwriting and active asset management enable us to maintain the credit quality of our portfolio.

The overall yield on our portfolio in 2006 was 10.50%, excluding the impact from a first quarter recognition of previously deferred revenue and a fourth quarter distribution that were recorded as interest income totaling approximately $10.4 million, on average assets of $1.5 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2006 was 7.11% on average borrowings of $1.3 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

Our average net investment (average assets less average borrowings) in 2006 was $213.5 million, resulting in average leverage (average borrowings divided by average assets) of 86%. Including average trust preferred securities of $197.5 million as equity, our average leverage was 73%. The net interest income earned in 2006 yielded a 35.70% return on our average net investment during the year. This yield was computed by dividing the net interest (interest income less interest expense) earned in 2006 by the average equity (computed as average assets minus average borrowings) invested during the year.

Our business plan contemplates that our leverage ratio, including our trust preferred securities as equity, will be approximately 70% to 80% of our assets in the aggregate. However, including our trust preferred securities as equity, our leverage will not exceed 80% of the value of our assets in the aggregate unless approval to exceed the 80% limit is obtained from our board of directors. At December 31, 2006, our overall leverage ratio including the trust preferred securities as equity was 73%.

STRUCTURED FINANCE INVESTMENT PORTFOLIO
As of December 31, 2006

The following tables set forth information regarding our bridge and mezzanine loans, preferred equity investments and other real estate-related assets as of December 31, 2006.

					Weighted
			Unpaid		Average
			Principal	Weighted	Remaining
			(Dollars in	Average	Maturity
Type	Asset Class	Number	thousands)	Pay Rate	(Months)

Bridge Loans	MultiFamily	12	$133,075	8.2%	17.9
	Office	8	246,729	7.8%	31.4
	Hotel	4	124,096	8.1%	17.7
	Condo	6	261,328	9.0%	12.7
	Commercial	5	100,267	8.42%	17.8
	Land	3	95,118	10.41%	34.5
	Retail	1	2,802	9.9%	17.0
	Other	1	1,300	12.0%	3.0

		40	964,715	8.5%	21.5

Mezzanine Loans	MultiFamily	13	183,289	9.7%	33.2
	Office	17	345,765	9.1%	44.9
	Hotel	10	241,367	8.6%	17.8
	Condo	5	158,043	12.3%	14.4
	Commercial	2	60,000	10.0%	15.0
	Land	2	20,958	5.4%	38.4
	Retail	1	3,000	10.4%	21.0

		50	1,012,422	9.6%	29.6

Preferred Equity	MultiFamily	7	10,437	10.0%	111.2
	Office	1	11,000	10.9%	21.0
	Hotel	1	2,000	9.0%	3.0

		9	23,437	10.3%	59.6

Other	Hotel	1	1,846	7.4%	200.0
	Commercial	2	10,500	5.6%	15.0

		3	12,346	5.9%	42.7

Total		102	$2,012,920	9.1%	26.2

	Unpaid Principal			Unpaid Principal
Geographic Location	(Dollars in thousands)	Percentage(1)	Asset Class	(Dollars in thousands)	Percentage(1)

New York	$1,070,342	53.2%	MultiFamily	$326,801	16.2%
Florida	210,965	10.5%	Office	603,494	30.0%
California	109,499	5.4%	Hotel	369,309	18.3%
Maryland	68,790	3.4%	Condo	419,371	20.8%
Other(2)	282,571	13.5%	Commercial	170,767	8.5%
Diversified	270,753	14.0%	Land	116,076	5.8%
			Retail	5,802	0.3%
			Other	1,300	0.1%

Total	$2,012,920	100%	Total	$2,012,920	100%

(1)	Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)	No other individual state makes up more than 3% of the total.

Our Investments in Mortgage-Related Securities

In 2004, we invested $57.4 million (including $0.1 million of purchased interest) in agency-sponsored whole pool certificates. $20.6 million of these securities were issued by FNMA and $36.7 million were issued by FHLMC. Pools of FNMA and FHLMC adjustable rate residential mortgage loans underlie these securities. The underlying mortgage loans bear interest at a weighted average fixed rate for three years and adjust annually thereafter and have a weighted average coupon rate of 3.8%. We receive monthly payments of interest and principal on these securities based on the monthly interest and principal payments that are made on the underlying mortgage loans. At December 31, 2006, these securities were financed under a $100.0 million repurchase agreement, maturing July 2007, at a rate of one-month LIBOR plus 0.20%. At December 31, 2006, the amortized cost of these securities was $22.2 million and the amount outstanding on the repurchase agreement related to the financing of these securities was $20.7 million. These investments had a weighted average balance of $26.4 million for the year with an average yield of 2.17%, net of amortization of premiums. These assets were financed by borrowings with a weighted average balance of $25.1 million and an average cost of funds of 5.28%.

The table below sets forth information regarding our investments in mortgage-related securities as of December 31, 2006. These securities have a fixed interest rate until March 2007, and adjust annually thereafter.

					Initial
	Amortized	Unrealized	Market		Interest
	Cost	Loss	Value	Maturity	Rate
	(Dollars in thousands)

FHLMC Security	$11,792	$(38)	$11,754	3/1/2034	3.80%
FHLMC Security	4,099	(35)	4,064	3/1/2034	3.76%
FNMA Security	6,307	(25)	6,282	3/1/2034	3.80%

Total	$22,198	$(98)	$22,100

Regulatory Aspects of Our Investment Strategy

Real Estate Exemption from Investment Company Act.  We believe that we conduct and we intend to conduct our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940. There is an exemption from registration for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” This exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate assets. Assets that qualify for purposes of this 55% test include, among other things, real estate, mortgage loans and agency-sponsored whole loan pool certificates. Our bridge loans secured by first mortgage liens on the underlying properties, loans secured by second mortgage liens on the underlying properties and agency-sponsored whole loan pool certificates generally qualify for purposes of this 55% test. We believe that these assets and certain of our mezzanine loans are in excess of 55% of our assets as of December 31, 2006 and qualify for purposes of the 55% test. The percentage of our assets that we invest in agency-sponsored whole loan pool certificates may decrease if we determine that we do not need to purchase such certificates for purposes of meeting the 55% test. If the Securities and Exchange Commission (“SEC”) takes a position or makes an interpretation more favorable to us, we may have greater flexibility in the investments we make. Our investments in mortgage-related securities are limited to agency-sponsored whole loan pool certificates which qualify for purposes of the 55% test. Our investment guidelines provide that no more than 15% of our assets may consist of any type of the mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement

On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM’s services. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, ACM receives a base management fee and incentive compensation calculated as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report.

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

Origination.  Our manager sources the origination of most of our investments. ACM has a network of nine sales offices located in Bloomfield Hills, Michigan; Boston, Massachusetts; Charlotte, North Carolina; Manhattan Beach, California; Dallas, Texas; North Myrtle Beach, South Carolina; New York, New York; Uniondale, New York; and Woodland Hills, California. These offices are staffed by approximately 12 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM’s marketing effort occurs at the branch level, ACM also markets its products in industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower’s needs. Loan originators in every branch office are able to offer borrowers the full array of ACM’s and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM’s underwriters for due diligence.

Underwriting.  ACM’s loan originators work in conjunction with its underwriters who perform due diligence on all proposed transactions prior to loan approval and commitment. The underwriters analyze each loan application in accordance with the guidelines set forth below in order to determine the loan’s conformity with respect to such guidelines. In general, ACM’s underwriting guidelines require it to evaluate the following: the historic and current property revenues and expenses; the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies; the property’s location, its attributes and competitive position within its market; the proposed ownership structure, financial strength and real estate experience of the borrower and property management; third party appraisal, environmental and engineering studies; market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends; review of an acceptable mortgagee’s title policy and an “as built” survey; construction quality of the property to determine future maintenance and capital expenditure requirements; and the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. Consideration is also given to other factors, such as additional forms of collateral and identifying likely strategies to effect repayment. ACM will refine its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

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

Servicing.  ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of approximately 602 loans with outstanding balances of $4.6 billion through its loan administration department in Buffalo, New York. ACM’s loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM’s data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

Our Asset Management Operations.  Our asset management group is comprised of 21 of our employees. Prior to our formation, the asset management group successfully managed numerous transactions, including complex restructurings, refinancings and asset dispositions for ACM.

Effective asset and portfolio management is essential to maximizing the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment’s operating history, local economic trends and rental and occupancy rates and evaluates the underlying property’s competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

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

Operating Policies and Strategies

Investment Guidelines.  Our board of directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including trust preferred securities as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our leverage (including trust preferred securities as equity) will generally not exceed 80% of the value of our assets, in the aggregate; (6) we will not co-invest with our manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our manager or the affiliate making such co-investment; (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our board of directors.

Financing Policies.  We finance the acquisition of our structured finance investments primarily by borrowing against or “leveraging” our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity to assets ratio no less than 20% (including trust preferred securities as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant by our manager. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.

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

Equity Capital Policies.  Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock in connection with acquisitions. We also may issue units of partnership interest in our operating partnership in connection with acquisitions of property. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our board of directors. Our board of directors currently has approved a stock repurchase plan. All share repurchases pursuant to the plan will only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as the board of directors concludes that we should continue to qualify as a REIT.

Conflicts of Interest Policies.  We, our executive officers and ACM face conflicts of interests because of our relationships with each other. Mr. Kaufman is our chief executive officer and the chief executive officer of ACM. Mr. Ivan Kaufman and entities controlled by him own approximately 90% of the outstanding membership interests of ACM. In addition, Mr. Elenio, our chief financial officer, Mr. Weber, our executive vice president of structured finance, Mr. Kilgore, our executive vice president of securitization, Mr. Fogel, our senior vice president of asset management, and two of our directors, Mr. Joseph Martello and Mr. Walter Horn, have minority ownership interests in ACM. Mr. Horn also serves as our secretary, general counsel, and director of compliance. Mr. Martello serves as the trustee and co-trustee of two separate trusts through which Mr. Kaufman owns an equity interest in ACM.

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

Employees

We currently have 30 employees, including Mr. Kovarik, our chief credit officer, Mr. Weber, our executive vice president of structured finance, Mr. Horn, our secretary, general counsel, and director of compliance, Mr. Fogel, our senior vice president of asset management and Mr. Kilgore, our executive vice president of securitization. In addition, Mr. Kaufman, our chief executive officer and Mr. Elenio, our chief financial officer are full time employees of our manager, who perform the duties required pursuant to the management agreement with our manager.

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

We invest in mezzanine loans which are subject to a greater risk of loss than loans with a first priority lien on the underlying real estate.

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

Mr. Ivan Kaufman is our chairman and chief executive officer and the president and chief executive officer of our manager. Further, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of Arbor Commercial Mortgage. Arbor Commercial Mortgage owns approximately 3.8 million operating partnership units, representing a 18% limited partnership interest in our operating partnership and we own the remaining 82%. The operating partnership units are redeemable for cash or, at our election, for shares of our common stock generally on a one-for-one basis. Each of the operating partnership units Arbor Commercial Mortgage owns is paired with one share of our special voting preferred stock, each of which entitle Arbor Commercial Mortgage to one vote on all matters submitted to a vote of our stockholders. Arbor Commercial Mortgage is currently entitled to approximately 3.8 million votes, stock or 18% of the voting power of our outstanding stock as a result of its ownership of the special voting preferred stock. In addition, Arbor Commercial Mortgage owns 578,041 shares of our common stock, which gives Arbor Commercial Mortgage a total of 4,354,110 votes, or 20.7% of the voting power of our outstanding stock when combined with the special voting preferred stock. We granted Arbor Commercial Mortgage and Mr. Kaufman, as its controlling equity owner, an exemption from the ownership limitation contained in our charter, in connection with Arbor Commercial Mortgage’s acquisition of approximately 3.1 million shares of our special voting preferred stock on July 1, 2003. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding voting stock, Mr. Kaufman has significant influence over our policies and strategy.

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

We have only 30 employees, including Mr. Fred Weber, Mr. Mark Fogel, Mr. John C. Kovarik, Mr. Walter Horn, Mr. Gene Kilgore and are dependent upon our manager, Arbor Commercial Mortgage, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager. Our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of Arbor Commercial Mortgage and Messrs. Elenio, Weber, Fogel, Martello and Horn, also hold an ownership interest in Arbor Commercial Mortgage. Mr. Martello also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in Arbor Commercial Mortgage and co-trustee of another Kaufman entity that owns an equity interest in our manager. Arbor Commercial Mortgage holds an 18% limited partnership interest in our operating partnership, which as a result has 18% of the voting power of our outstanding stock. In addition, Arbor Commercial Mortgage owns 578,041 shares of our common stock, which gives Arbor Commercial Mortgage a total of 4,354,110 votes, or 20.7% of the voting power of our outstanding stock when combined with the special voting preferred stock.

We may enter into transactions with Arbor Commercial Mortgage outside the terms of the management agreement with the approval of a majority vote of the independent members of our board of directors. Transactions required to be approved by a majority of our independent directors include, but are not limited to, our ability to purchase securities and mortgage and other assets from Arbor Commercial Mortgage or to sell securities and assets to Arbor Commercial Mortgage. Arbor Commercial Mortgage may from time to time provide permanent mortgage loan financing to clients of ours, which will be used to refinance bridge financing provided by us. We and Arbor Commercial Mortgage may also make loans to the same borrower or to borrowers that are under common control. Additionally, our policies and those of Arbor Commercial Mortgage may require us to enter into intercreditor agreements in situations where loans are made by us and Arbor Commercial Mortgage to the same borrower.

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

The results of our operations are dependent upon the availability of, and our manager’s ability to identify and capitalize on, investment opportunities. Our manager’s officers and employees are also responsible for providing the same services for Arbor Commercial Mortgage’s portfolio of investments. As a result, they may not be able to devote sufficient time to the management of our business operations.

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

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot comprise more than 10% of the outstanding voting securities, or more than 10% of the total value of the outstanding securities, of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than assets which qualify for purposes of the 75% asset test) may consist of the securities of any one issuer, and no more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Liquidation of collateral may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

In order to qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders each year. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have retroactive effect, and could adversely affect us or our stockholders. Legislation enacted in 2003 and extended in 2006 generally reduced the federal income tax rate on most dividends paid by corporations to individual investors to a maximum of 15% (through 2010). REIT dividends, with limited exceptions, will not benefit from the rate reduction, because a REIT’s income generally is not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of our common stock.

Restrictions on share accumulation in REITs could discourage a change of control of us.

In order for us to qualify as a REIT, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year.

In order to prevent five or fewer individuals from acquiring more than 50% of our outstanding shares and a resulting failure to qualify as a REIT, our charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 8.3% of the aggregate value or number of shares (whichever is more restrictive) of our outstanding common stock, or more than 8.3%, by value, of our outstanding shares of capital stock of all classes, in the aggregate. For purposes of the ownership limitations, warrants held by a person will be deemed to have been exercised.

Shares of our stock that would otherwise be directly or indirectly acquired or held by a person in violation of the ownership limitations are, in general, automatically transferred to a trust for the benefit of a charitable beneficiary, and the purported owner’s interest in such shares is void. In addition, any person who acquires shares in excess of these limits is obliged to immediately give written notice to us and provide us with any information we may request in order to determine the effect of the acquisition on our status as a REIT. We granted Arbor Commercial Mortgage and Mr. Kaufman, as its controlling equity owner, an exemption from the ownership limitation contained in our charter, in connection with Arbor Commercial Mortgage’s acquisition of 3,146,724 shares of our special voting preferred stock on July 1, 2003, which exemption also allowed Arbor Commercial Mortgage to acquire an additional 629,345 shares of special voting preferred stock. Arbor Commercial Mortgage currently owns 3,776,069 shares of our special voting preferred stock.

While these restrictions are designed to prevent any five individuals from owning more than 50% of our shares, they could also discourage a change in control of our company. These restrictions may also deter tender offers that may be attractive to stockholders or limit the opportunity for stockholders to receive a premium for their shares if an investor makes purchases of shares to acquire a block of shares.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risks will generally constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and will also be treated as nonqualifying income for purposes of the REIT 95% income test unless specified requirements are met. In addition, any income from foreign currency or other hedges would generally constitute nonqualifying income for purposes of both the 75% and 95% REIT income tests under current law. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

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

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “ABR” since our initial public offering in April 2004. The following table sets forth for the indicated periods the high, low and last sales prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid with respect to such periods:

				Dividends
	High	Low	Last	Declared

2005
First Quarter	$27.00	$23.52	$24.75	$0.55
Second Quarter	$29.20	$24.25	$28.70	$0.57
Third Quarter	$31.20	$26.68	$28.10	$0.65
Fourth Quarter(1)	$29.42	$24.55	$25.92	$0.70
2006
First Quarter	$27.76	$24.80	$26.99	$0.72
Second Quarter	$27.08	$23.26	$25.05	$0.57
Third Quarter	$26.05	$23.89	$25.56	$0.58
Fourth Quarter(2)	$30.57	$24.40	$30.09	$0.60

(1)	On January 11, 2006, we declared distributions of $0.70 per share of common stock, payable with respect to the three months ended December 31, 2005 to stockholders of record at the close of business on January 23, 2006.

(2)	On January 25, 2007, we declared distributions of $0.60 per share of common stock, payable with respect to the three months ended December 31, 2006 to stockholders of record at the close of business on February 5, 2007.

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

On February 16, 2007, the closing sale price for our common stock, as reported on the NYSE, was $34.05. As of February 16, 2007, there were 8,134 record holders of our common stock.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under our equity compensation plans which are set forth under the caption “Equity Compensation Plan Information” of the 2007 Proxy Statement is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The periods shown commence on April 7, 2004, the date that our common stock began trading on the New York Stock Exchange after our common stock was first registered under Section 12 of the Exchange Act, and end on December 31, 2006, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on April 7, 2004 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2007.

Arbor Realty Trust, Inc.

Total Return Performance

	Period Ending
Index	04/07/04	6/30/2004	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06
Arbor Realty Trust, Inc.	100.00	97.32	124.28	151.42	142.84	145.71	182.82
Russell 2000	100.00	98.56	109.23	107.87	114.21	123.59	135.18
NAREIT All REIT Index	100.00	100.07	124.09	130.17	134.37	151.47	180.53

In accordance with SEC rules, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Issuances of Unregistered Securities

In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors was vested as of the date of grant, another one third vested in January 2007 and the remaining third will vest in January 2008. In addition in February 2006, upon the resignation of a member of the Company’s board of directors, 445 shares of restricted stock were forfeited. The Company issued 1,445 shares of common stock to this individual in conjunction with an advisory role taken with the Company. In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock grant to the director was vested as of the date of grant, another one third will vest in April 2007 and the remaining third will vest on April 2008. In addition in April 2006, the Company issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010. The issuance of these 93,695 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

In 2006, we issued 243,129 shares of common stock to ACM as payment of the incentive compensation earned by ACM for the quarters ending December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006. The issuance of these 243,129 shares as payment for ACM’s incentive compensation was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2006, the Company repurchased 279,400 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2006, we made the following purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

			(c) Total
			Number of
			Shares	(d) Maximum
	(a) Total		Purchased as	Number of
	Number of	(b) Average	Part of Publicly	Shares that May
	Shares	Price Paid	Announced Plans	Yet be Purchased
Period	Purchased	per Share	or Programs	Under the Plan(1)

October 1, 2006 through October 31, 2006	29,200	25.59	29,200	720,600
November 1, 2006 through November 30, 2006	—	—	—	720,600
December 1, 2006 through December 31, 2006	—	—	—	720,600

Total	29,200		29,200

(1)	In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. This plan expired on February 9, 2007.

For the year ended December 31, 2006, we made the following purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	per Share

January 1, 2006 through March 31, 2006	—	—
April 1, 2006 through June 30, 2006	—	—
July 1, 2006 through September 30, 2006	250,200	25.04
October 1, 2006 through December 31, 2006	29,200	25.59

Total	279,400	25.10

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

The following tables present selected historical consolidated financial information as of December 31, 2006, 2005, and 2004, and for the years ended December 31, 2006, 2005, 2004 and for the period from June 24, 2003 (inception) to December 31, 2003. The selected historical consolidated financial information presented below under the captions “Consolidated Income Statement Data” and “Consolidated Balance Sheet Data” have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

				Period from
				June 24, 2003
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003

Consolidated Income Statement Data:
Interest income	$172,833,401	$121,109,157	$57,927,230	$10,012,449
Income from swap derivative	696,960	—	—	—
Other income	170,197	498,250	42,265	156,502
Total revenue	173,700,558	121,607,407	57,969,495	10,168,951
Management fees — related party	12,831,791	12,430,546	3,614,830	587,734
Total expenses	116,966,562	68,392,843	27,545,997	5,452,865
Income from equity affiliates	4,784,292	8,453,440	525,000	—
Income allocated to minority interest	11,104,481	11,280,981	5,875,816	1,308,167
Net income	50,413,807	50,387,023	25,072,682	3,407,919
Earnings per share, basic	2.94	2.99	1.81	0.42
Earnings per share, diluted(1)	2.93	2.98	1.78	0.42
Dividends declared per common share(2)(3)	2.57	2.24	1.16	0.50

	At December 31,	At December 31,	At December 31,	At December 31,
	2006	2005	2004	2003

Consolidated Balance Sheet Data
Loans and investments, net	$1,993,525,064	$1,246,825,906	$831,783,364	$286,036,610
Related party loans, net	7,752,038	7,749,538	7,749,538	35,940,881
Total assets	2,204,345,211	1,396,075,357	912,295,177	338,164,432
Repurchase agreements	395,847,359	413,624,385	409,109,372	113,897,845
Collateralized debt obligations	1,091,529,000	299,319,000	—	—
Junior subordinated notes to subsidiary trust issuing preferred securities	222,962,000	155,948,000	—	—
Notes payable	94,574,240	115,400,377	165,771,447	58,630,626
Notes payable — related party	—	30,000,000	—	—
Total liabilities	1,842,765,882	1,044,775,284	589,292,273	183,416,716
Minority interest	65,468,252	63,691,556	60,249,731	43,631,602
Total stockholders’ equity	296,111,077	287,608,517	262,753,173	111,116,114

				Period from
				June 24, 2003
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003

Other Data
Total originations(4)	$1,458,153,387	$953,937,330	$782,301,133	$186,289,922

(1)	The warrants underlying the units issued in the private placement at $75.00 per unit had an initial exercise price of $15.00 per share and expired on July 1, 2005. This exercise price is equal to the price per share of common stock underlying the units and approximates the market value of our common stock at December 31, 2003. Therefore, the assumed exercise of the warrants was not considered to be dilutive for purposes of calculating diluted earnings per share.

(2)	On January 25, 2007, our board of directors authorized and we declared a distribution to our stockholders of $0.60 per share of common stock, payable with respect to the quarter ended December 31, 2006, to stockholders of record at the close of business on February 5, 2007. We made this distribution on February 20, 2007.

(3)	On January 11, 2006, our board of directors authorized and we declared a distribution to our stockholders of $0.70 per share of common stock, payable with respect to the quarter ended December 31, 2005, to stockholders of record at the close of business on January 23, 2006. We made this distribution on February 6, 2006.

(4)	Year ended December 31, 2005 originations are net of a $59.4 million participation in one of our loans.

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

The tables on the following page present selected historical consolidated financial information of the structured finance business of Arbor Commercial Mortgage at the dates and for the periods indicated. The structured finance business did not operate as a separate legal entity or business division or segment of Arbor Commercial Mortgage but as an integrated part of Arbor Commercial Mortgage’s consolidated business. Accordingly, the statements of revenue and direct operating expenses do not include charges from Arbor Commercial Mortgage for corporate general and administrative expense because Arbor Commercial Mortgage considered such items to be corporate expenses and did not allocate them to individual business units. These expenses included costs for Arbor Commercial Mortgage’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs. The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the year ended December 31, 2002, the six months ended June 30, 2003 and under the caption “Consolidated Statement of Assets and Liabilities Data” as of December 31, 2002 have been derived from the audited consolidated financial statements of the structured finance business of Arbor Commercial Mortgage. The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the six months ended June 30, 2003 is not necessarily indicative of the results of any other interim period or the year ended December 31, 2003.

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

Consolidated Statement of Revenue and Direct Operating Expenses Data:

			Year Ended
	Six Months Ended June 30,		December 31,
	2003	2002	2002
	(Unaudited)

Interest Income	$7,688,465	$7,482,750	$14,532,504
Other income	1,552,414	553,625	1,090,106
Total revenue	9,240,879	8,036,375	15,622,610
Total direct operating expenses	5,737,688	8,344,302	13,639,755
Revenue in excess of direct operating expenses before gain on sale of loans and real estate and income from equity affiliates	3,503,191	(307,927)	1,982,855
Gain on sale of loans and real estate	1,024,268	7,006,432	7,470,999
Income from equity affiliates	—	601,100	632,350
Revenue, gain on sale of loans and real estate and income from equity affiliates in excess of direct operating expenses	4,527,459	7,299,605	10,086,204

Consolidated Statement of Assets and Liabilities Data:

At December 31, 2002

Loans and investments, net	$172,142,511
Related party loans, net	15,952,078
Investment in equity affiliates	2,586,026
Total assets	200,563,236
Notes payable and repurchase agreements	141,836,477
Total liabilities	144,280,806
Net assets	56,282,430

Other Data (Unaudited):

			Year Ended
	Six Months Ended June 30,		December 31,
	2003	2002	2002

Total Originations	$117,965,000	$30,660,000	$130,043,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operating performance is primarily driven by the following factors:

•	Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. Net interest income is also directly impacted by the size of our asset portfolio

•	Credit quality of our assets — Effective asset and portfolio management is essential to maximizing the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings.

•	Cost control — We seek to minimize our operating costs, which consist primarily of employee compensation and related costs, management fees and other general and administrative expenses. As the size of the portfolio increases, certain of these expenses, particularly employee compensation expenses, may increase.

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

Changes in Financial Condition

In 2006, we originated 67 loans and investments totaling $1.5 billion, of which $1.3 billion was funded as of December 31, 2006. Of the new loans and investments, 29 were bridge loans totaling $849.2 million, 17 were mezzanine loans totaling $242.6 million, 13 were junior participating interests totaling $325.8 million and 8 were preferred equity loans totaling $40.5 million. We have received full satisfaction of 38 loans totaling $694.7 million and partial repayment on 12 loans totaling $9.8 million.

Since December 31, 2006, we have originated nine loans totaling approximately $159.8 million. In addition, we have received $162.8 million for the repayment in full of four loans of which $94.3 million were loans on properties that were either sold or refinanced outside of Arbor and $68.5 million was concurrent with an Arbor refinance. Lastly, we have received $1.6 million for the partial repayment of six loans.

Our loan portfolio balance at December 31, 2006 was $2.0 billion, with a weighted average current interest pay rate of 9.06%, as compared to $1.3 billion, with a weighted average current interest pay rate of 9.24%, at December 31, 2005. At December 31, 2006, advances on financing facilities totaled $1.8 billion, with a weighted average funding cost of 6.70% (6.55% excluding a $59.4 million participation in one of our loans), as compared to $1.0 billion, with a weighted average funding cost of 6.57% (6.36% excluding a $59.4 million participation in one of our loans), at December 31, 2005. Additionally, our joint venture investment portfolio at December 31, 2006 was $25.4 million as compared to $18.1 million at December 31, 2005.

On January 11, 2006, we completed our second non-recourse collateralized debt obligation (“CDO II”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $356.3 million of investment grade-rated floating-rate notes in a private placement. The subsidiary retained an equity interest in the portfolio with a value of approximately $118.8 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $412.3 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $62.7 million of cash available for acquisitions of loans and other permitted investments. The notes have an initial weighted average spread of approximately 74 basis points over three-month LIBOR. The facility has a five-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. We intend to own the portfolio of real estate-related assets until its maturity and will account for this transaction on our balance sheet as a financing. These proceeds were used to repay outstanding debt with higher costs of funds. In connection with CDO II, we entered into interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR as well as interest rate swaps on current and future projected LIBOR-based debt relating to certain fixed rate loans in our portfolio.

On December 14, 2006, we completed our third non-recourse collateralized debt obligation (“CDO III”) transaction, whereby a portfolio of real estate-related assets were contributed to a consolidated subsidiary which issued $547.5 million of investment grade-rated floating-rate notes, including a $100.0 million revolving note class that provides a revolving note facility. The notes were sold in a private placement. The subsidiary retained an equity interest in the portfolio with a value of approximately $52.5 million. The notes are secured by a portfolio of real estate-related assets with a face value of approximately $357.4 million, consisting primarily of bridge loans, mezzanine loans and junior participating interests in first mortgages, and by approximately $142.6 million of cash available for acquisitions of loans and other permitted investments. The notes have a weighted average spread of approximately 44 basis points over three-month LIBOR. In addition, the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion and initially there was no amount outstanding under this facility. The notes have a five-year replenishment period that allows the principal proceeds from repayments of the collateral assets to be reinvested in qualifying replacement assets, subject to certain conditions. We intend to own the portfolio of real estate-related assets until its maturity and account for this transaction on our balance sheet as a financing.

These proceeds were used to repay outstanding debt with higher costs of funds. In connection with CDO III, we entered into interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR as well as interest rate swaps on current and future projected LIBOR-based debt relating to certain fixed rate loans in our portfolio.

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 93%, 84% and 96% of our total revenues in 2006, 2005, and 2004, respectively.

Interest income is also derived from profits of equity participation interests. In 2006, 2005 and 2004 interest income from participation interests represented approximately $10.4 million, $17.2 million and $1.2 million, or 6%, 14% and 2% of total revenues, respectively.

We also derive interest income from our investments in mortgage related securities. In 2006, 2005 and 2004, interest on these investments represented approximately less than 1%, 1% and 2% of our total revenues, respectively.

In addition, we derived operating revenue from income from swap derivative which represented income from interest rate swaps on junior subordinated notes relating to trust preferred securities. In 2006, income from swap derivative represented less than 1% of our total revenues. There was no such revenue in 2005 and 2004.

Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented less than 1% of our total revenues in 2006, 2005 and 2004.

Income from Equity Affiliates and Gain on Sale of Loans and Real Estate

We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity method of accounting. We record our share of the net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. In 2006, 2005 and 2004, income from equity affiliates totaled $4.8 million, $8.5 million and $0.5 million, respectively.

We also may derive income from the gain on sale of loans and real estate. We may acquire (1) real estate for our own investment and, upon stabilization, dispose at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio. No such income has been recorded to date.

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

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates. If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. As of December 31, 2006, and 2005, no impairment has been identified and no valuation allowances have been established.

At December 31, 2006 we had an $8.5 million loan in our portfolio that is non-performing and income recognition has been suspended. The principal amount of the loan is not deemed to be impaired and no loan loss reserve has been recorded at this time. Income recognition will resume when the loan becomes contractually current and performance has recommenced.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions may not qualify as a purchase by us. We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, we would be required to present the net investment on our balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of December 31, 2006 we had entered into four such transactions, with a book value of the associated assets of $228.8 million financed with repurchase obligations of $151.0 million. As of December 31, 2005 we had entered into eight such transactions, with a book value of the associated assets of $176.7 million financed with repurchase obligations of $124.6 million. Adoption of the aforementioned treatment would result in these assets and liabilities being recorded net on our balance sheets.

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

Capitalized Interest

The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. An investee, in one of the Company’s joint ventures accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the years ended December 31, 2006 and 2005 the Company capitalized $0.9 million and $0.5 million, respectively of interest relating to this investment. There was no capitalization of interest during the year ended December 31, 2004.

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

We have evaluated our loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in us determining that our mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2006, we have identified 27 loans and investments which were made to entities determined to be VIE’s. A summary of our identified VIE’s is presented in Note 2 of our consolidated financial statements, which appear in “Financial Statements and Supplementary Data”. However, for

the 27 VIE’s identified, we have determined that we are not the primary beneficiaries and as such the VIE’s should not be consolidated in our financial statements. For all other investments, we have determined they are not VIE’s. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate.

Derivatives and Hedging Activities

In accordance with Financial Accounting Statement (“FAS”) 133, the carrying values of interest rate swaps and the underlying hedged liabilities are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Changes in the fair value of these derivatives are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that do not qualify for cash flow hedge accounting treatment are adjusted to fair value through earnings.

Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. We do not expect adoption to have a material impact on our Consolidated Financial Statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. We do not expect adoption to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect adoption to have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”, effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any; the adoption of SFAS 159 may have on our Consolidated Financial Statements.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	Percent

Revenue:
Interest income	$172,833,401	$121,109,157	$51,724,244	43%
Income from swap derivative	696,960	—	696,960	nm
Other income	170,197	498,250	(328,053)	(66)%

Total revenue	173,700,558	121,607,407	52,093,151	43%

Expenses:
Interest expense	92,693,419	45,745,424	46,947,995	103%
Employee compensation and benefits	4,648,644	4,274,609	374,035	9%
Stock based compensation	2,329,689	1,590,898	738,791	46%
Selling and administrative	4,463,019	4,351,366	111,653	3%
Management fee — related party	12,831,791	12,430,546	401,245	3%

Total expenses	116,966,562	68,392,843	48,573,719	71%

Income before minority interest and income from equity affiliates	56,733,996	53,214,564	3,519,432	7%
Income from equity affiliates	4,784,292	8,453,440	(3,669,148)	(43)%

Income before minority interest	61,518,288	61,668,004	(149,716)	—
Income allocated to minority interest	11,104,481	11,280,981	(176,500)	(2)%

Net income	$50,413,807	$50,387,023	$26,784	—

nm — not meaningful

Revenue

Interest income increased $51.7 million, or 43%, to $172.8 million in 2006 from $121.1 million in 2005. Included in interest income is the recognition of $10.4 million and $17.2 million of income in 2006 and 2005, respectively from a 16.7% carried profits interest in a $30.1 million mezzanine loan that was repaid in January 2006. This income was a result of excess proceeds from the refinances of a portfolio of properties securing the loan. Excluding these transactions, interest income increased $58.5 million, or 56%, over the same period. This increase was primarily due to a 53% increase in the average balance of the loan and investment portfolio from $978.8 million in 2005 to $1.50 billion in 2006 due to increased loan and investment originations, as well as a 1% increase in the average yield on assets from 10.4% in 2005 to 10.5% in 2006. This increase in yield is a result of increased interest rates on our floating rate portfolio due to the rise in LIBOR, largely offset by margin compression on new originations compared to loan payoffs from the same period in 2005 and 2006. In addition, interest earned on cash balances increased $3.5 million from 2005 to 2006 as a result of 123% increase in the average cash balance directly attributable to the addition of two CDOs in 2006.

Income from swap derivative totaled $0.7 million and is the result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps on one of our junior subordinated notes relating to trust preferred securities. This reflects the cumulative fair value of the interest rate swap on one of our trust preferred securities on the date it was deemed an ineffective cash flow hedge.

Other income decreased $0.3 million, or 66%, to $0.2 million from $0.5 million in 2005. This decrease was primarily due to $0.4 million in structuring fees received for services rendered in arranging a loan facility for a borrower in 2005, partially offset by increased miscellaneous asset management fees on our loan and investment portfolio.

Expenses

Interest expense increased $47.0 million, or 103%, to $92.7 million in 2006 from $45.7 million in 2005. This increase was due to a 79% increase in the average debt financing on our loan and investment portfolio from $717.5 million in 2005 to $1.29 billion in 2006 directly attributable to increased loan and investment originations and increased leverage, combined with a 15% increase in the average cost of borrowings from 6.2% to 7.1% as a result of increased market interest rates, partially offset by income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans as well as reduced borrowing costs primarily due to an increase in total CDO debt in 2006 from 2005.

Employee compensation and benefits expense increased $0.4 million, or 9%, to $4.7 million in 2006 from $4.3 million in 2005. This increase was primarily due to the expansion of staffing needs associated with the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.

Stock-based compensation expense increased $0.7 million, or 46%, to $2.3 million in 2006 from $1.6 million in 2005. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock granted as a result of 94,695 restricted stock shares granted in 2006, partially offset by a decrease in the ratable portion of unvested restricted stock from prior grants.

Selling and administrative expense increased $0.1 million, or 3%, to $4.5 million in 2006 from $4.4 million in 2005. These expenses remained largely unchanged from 2005 to 2006. They include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees.

Management fees increased $0.4 million, or 3%, to $12.8 million in 2006 from $12.4 million in 2005. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.1 million, or 4%, to $2.6 million in 2006 from $2.5 million in 2005. The increase is primarily due to increased stockholder’s equity directly attributable to increased capital over the same period in 2005. The incentive management fees increased $0.3 million, or 3% to $10.2 million in 2006 from $9.9 million in 2005. This increase was primarily due to increased profitability in 2006 as compared to 2005.

Income From Equity Affiliates

Income from equity affiliates decreased $3.7 million, or 43%, to $4.8 million in 2006 from $8.5 million for 2005. This decrease was primarily due to the recognition of $4.8 million and $8.0 million of income from excess proceeds received from the refinance of properties in the portfolio of one of our equity investments in 2006 as compared to 2005, respectively.

Income Allocated to Minority Interest

Income allocated to minority interest decreased $0.2 million, or 2%, to $11.1 million in 2006 from $11.3 million in 2005. These amounts represent the portion of our income allocated to our manager. This decrease was due to a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 18.0% and 18.3% in our operating partnership in 2006 and 2005, respectively.

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

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, the issuance of floating rate notes resulting from our CDO’s (described below) in January 2005, January 2006 and December 2006, the issuance of junior subordinated notes to subsidiary trusts issuing preferred securities (described below) in 2005 and 2006, borrowings under credit agreements, net cash provided by operating activities including cash from equity participation interests, repayments of outstanding loans and investments, funds from junior loan participation arrangements and the future issuance of common, convertible and/or preferred equity securities.

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

We also maintain liquidity through four master repurchase agreements, one warehouse credit facility and one bridge loan warehousing credit agreement with five different financial institutions. In addition, we have issued three collateralized debt obligations and seven separate junior subordinated notes. London interbank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.

We have a $500.0 million master repurchase agreement with Wachovia Bank National Association, dated as of December 23, 2003, with an initial term of three years and bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In December 2005, we amended this facility on a temporary basis which provided for an increase in the amount of financing available under this facility from $350 million to $500 million. This increase expired in January of 2006 in conjunction with the close of CDO II. Subsequent to December 31, 2005, $269.1 million of this facility was paid down in connection with the CDO II closing (see below). In September 2006, we amended this facility on a temporary basis which provided for an increase in the amount of financing available under this facility from $350 million to $550 million in preparation for the CDO III closing (see below). In October 2006, this repurchase agreement was amended, increasing the amount of available financing from $350 million to $500 million and extended the maturity to March 2007. On December 14, 2006, $200.0 million of this facility was paid down in connection with the closing of CDO III. At December 31, 2006, the outstanding balance under this facility was $328.5 million with a current weighted average note rate of 6.99%. In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. This agreement expires in July 2007 and has an interest rate of LIBOR plus 0.20%. At December 31, 2006, the outstanding balance under this facility was $20.7 million with a current weighted average note rate of 5.55%.

We have a $100.0 million master repurchase agreement with a second financial institution, effective in December 2005, which was extended in December 2006 for one year and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At December 31, 2006, the outstanding balance under this facility was $46.6 million with a current weighted average note rate of 7.29%.

We have a $150.0 million master repurchase agreement with a third financial institution, effective in October 2006, that has a term expiring in October 2009 and bears interest at LIBOR plus pricing of 1.00% to 1.80%, varying on the type of asset financed. At December 31, 2006, there was no outstanding balance under this facility.

We have a $75.0 million bridge loan warehousing credit agreement with a fourth financial institution, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1,2,3 or 6-month LIBOR plus 1.75%, at the Company’s option. In September 2006, this repurchase agreement was amended extending the maturity date to August 2007, increasing the amount of available financing from $50 million to $75 million and amending certain terms of this agreement. At December 31, 2006, the outstanding balance under this facility was $20.2 million with a current weighted average note rate of 7.10%.

We have a $50.0 million warehousing credit facility with a fifth financial institution, effective in December 2005, that has a term expiring in December 2007 and bears interest at LIBOR plus pricing of 1.50% to 2.50%, varying on the type of asset financed. At December 31, 2006, the outstanding balance under this facility was $11.8 million with a current weighted average note rate of 7.06%.

We had a $50.0 million master repurchase agreement with a sixth financial institution, dated as of July 1, 2003, which expired in July 2006 and bore interest at LIBOR plus pricing of 1.75% to 3.50%, varying on the type of asset financed. This facility was not utilized.

We had a $50.0 million warehouse credit facility with a seventh financial institution, who beneficially owned approximately 2% of our outstanding common stock as of December 31, 2005 which was terminated in January

2006. This agreement had a term of one year with two six-month extension periods and bore interest at LIBOR plus 6.00%.

We have a non-recourse collateralized debt obligation transaction or CDO, which closed on January 19, 2005, whereby $469 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 77 basis points over a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CDO. Proceeds from the CDO were used to repay outstanding debt under our existing facilities totaling $267 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. At December 31, 2006, the outstanding balance under this facility was $291.3 million with a weighted average current note rate of 6.10%. Proceeds from the repayment of assets which serve as collateral for our CDO must be retained in the CDO structure until such collateral can be replaced or used to paydown the secured notes and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, the CDO is consolidated in our financial statements.

On January 11, 2006, we completed our second non-recourse collateralized debt obligation transaction, or CDO II, whereby $475 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $356 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 74 basis points over a floating rate of interest based on three-month LIBOR. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from CDO II were used to repay outstanding debt under our existing facilities totaling $301.0 million. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO II. By contributing these real estate assets to CDO II, this transaction resulted in a decreased cost of funds relating to CDO II’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO II must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO II is consolidated in our financial statements. At December 31, 2006, the outstanding balance under this facility was $352.7 million with a weighted average current note rate of 6.11%.

On December 14, 2006, we completed our third non-recourse collateralized debt obligation transaction, or CDO III, whereby $500.0 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $547.5 million of investment grade-rated floating-rate notes, including a $100.0 million revolving note class that provides a revolving note facility in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 44 basis points over a floating rate of interest based on three-month LIBOR. In addition, the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion. CDO III may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CDO III. Proceeds from CDO III were used to repay outstanding debt under our existing facilities totaling $317.1 million. By contributing these real estate assets to CDO III, this transaction resulted in a decreased cost of funds relating to CDO III’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO III must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO III is consolidated in our financial statements. At December 31, 2006, the outstanding balance under this facility was $447.5 million with a weighted average current note rate of 5.82%.

In 2005, we, through newly-formed wholly-owned subsidiaries of our operating partnership, issued a total of $155.9 million of junior subordinated notes in five separate private placements. In 2006, we, through wholly-owned subsidiaries of our operating partnership, issued a total of $67.0 million of junior subordinated notes in two separate private placements. These junior subordinated notes are described in Note 6 “Debt Obligations” of our consolidated financial statements, which appears in “Financial Statements and Supplementary Data”. These securities are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At December 31, 2006, the outstanding balance under these facilities was $222.9 million with a current weighted average note rate of 8.36%.

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

As of December 31, 2006, these facilities had an aggregate capacity of $2.5 billion and borrowings were approximately $1.8 billion.

Each of the credit facilities contains various financials covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of December 31, 2006, we are in compliance with all covenants and restrictions under these credit facilities.

We have three junior loan participations with a total outstanding balance at December 31, 2006 of $62.5 million. These participation borrowings have maturity dates equal to the corresponding mortgage loans and are secured by the participant’s interests in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.

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

Share Repurchase Plan

In August 2006, the Board of Directors authorized a stock repurchase plan that enabled us to buy up to one million shares of our common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so. As of December 31, 2006, we repurchased 279,400 shares of our common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007.

Contractual Commitments

As of December 31, 2006, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Notes payable	$21,315	$2,522	$—	$—	$1,733	$6,479	$32,049
Collateralized debt obligations(2)	12,720	12,720	96,493	96,493	295,778	577,325	1,091,529
Repurchase agreements	118,095	140,492	60,000	4,000	36,060	37,200	395,847
Trust preferred securities	—	—	—	—	—	222,962	222,962
Loan participations	125	62,400	—	—	—	—	62,525
Outstanding unfunded commitments(3)	40,815	7,669	7,511	920	18,190	—	75,105

Totals	$193,070	$225,803	$164,004	$101,413	$351,761	$843,966	$1,880,017

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $291.3 million of CDO I debt, $352.7 million of CDO II debt and $447.5 million of CDO III debt with a weighted average remaining maturity of 3.40, 4.88 and 5.48 years, respectively, as of December 31, 2006.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $75.1 million as of December 31, 2006, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

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

The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $2.6 million and $2.5 million in base management fees for services rendered in 2006 and 2005, respectively.

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

In 2006, our manager earned a total of $10.2 million of incentive compensation and elected to receive it partially in cash totaling, $1.7 million, and partially in 306,764 shares of common stock. In 2005, our manager earned a total of $9.9 million of incentive compensation and elected to receive it partially in cash totaling $4.4 million and partially in 205,069 shares of common stock.

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

Origination Fees.  Our manager is entitled to 100% of the origination fees paid by borrowers on all loans and investments that do not exceed 1% of the loan’s principal amount. We retain 100% of the origination fee that exceeds 1% of the loan’s principal amount.

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

Related Party Transactions

Related Party Loans

As of December 31, 2006 and 2005, we had a $7.75 million first mortgage loan receivable that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the year ended December 31, 2006 and 2005, was approximately $0.7 million and $0.6 million, respectively.

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

At the time of ACM’s origination of three of the structured finance assets that it contributed to us on July 1, 2003 at book value, which approximates fair value, each of the property owners related to these contributed assets granted ACM participating interests that share in a percentage of the cash flows of the underlying properties. Upon contribution of the structured finance assets, ACM retained these participating interests and its 50% non-controlling interest in the joint venture to which it had made the $16.0 million bridge loan. ACM agreed that if any portion of the outstanding amount of any of these four contributed assets is not paid at its maturity or repurchase date, ACM will pay to us, subject to the limitation described below, the portion of the unpaid amount of the contributed asset up to the total amount then received by ACM due to the realization of any profits on its retained interests associated with any of the four contributed assets (which had an aggregate balance of $22.3 million and $48.3 million as of December 31, 2004 and 2003, respectively). However, ACM will no longer be obligated to make such payments to us when the remaining accumulated principal amount of the four contributed assets, collectively, falls below $5 million and none of the four contributed assets were in default. In 2004 and 2005, these four investments matured, the borrowers paid the amounts due in full and ACM’s guarantee on these investments has been satisfied.

ACM has a 50% non-controlling interest in an entity, that owns 15% of a real estate holding company that owns and operates a factory outlet center. At December 31, 2006, ACM’s investment in this joint venture was approximately $0.2 million. The Company had a $28.3 million preferred equity investment in this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the year ended December 31, 2006 was approximately $2.7 million. The loan was repaid in full in November 2006.

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

As of December 31, 2006 and 2005, $0.1 million and $0.2 million, respectively of escrows received at loan closings were due to ACM and included in due to related party. These payments were remitted in January 2007 and January 2006, respectively. In addition, as of December 31, 2005, approximately $0.1 million of net expenses due from ACM were included in due to related party. These payments were remitted in January 2006.

Other Related Party Transactions

ACM contributed the majority of its structured finance portfolio to our operating partnership pursuant to a contribution agreement. The contribution agreement contains representations and warranties concerning the ownership and terms of the structured finance assets it contributed and other customary matters. ACM has agreed to indemnify us and our operating partnership against breaches of those representations and warranties. In exchange for ACM’s asset contribution, we issued to ACM approximately 3.1 million operating partnership units, each of which ACM may redeem for one share of our common stock or an equivalent amount in cash, at our election, and 629,345 warrants, each of which entitled ACM to purchase one additional operating partnership unit at an initial exercise price of $15.00. The operating partnership units and warrants for additional operating partnership units issued to ACM were valued at approximately $43.9 million at July 1, 2003, based on the price offered to investors in our units in the private placement, adjusted for the initial purchaser’s discount. We also granted ACM certain demand and other registration rights with respect to the shares of common stock issuable upon redemption of its operating partnership units. In 2004, ACM exercised all of its warrants for a total of 629,345 operating partnership units and proceeds of $9.4 million.

Each of the approximately 3.8 million operating partnership units owned by ACM is paired with one share of our special voting preferred stock that entitles the holder to one vote on all matters submitted to a vote of our stockholders. As operating partnership units are redeemed for shares of our common stock or cash an equivalent number of shares of special voting preferred stock will be redeemed and cancelled. As a result of the ACM asset contribution and the related formation transactions, ACM owns approximately an 18% limited partnership interest in our operating partnership and the remaining 82% interest in our operating partnership is owned by us. In addition, ACM has approximately 20% of the voting power of our outstanding stock.

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

We are dependent upon our manager, ACM, to provide services to us that are vital to our operations with whom we have conflicts of interest. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds an 18% limited partnership interest in our operating partnership and 20% of the voting power of our outstanding stock.

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

Based on the loans and liabilities as of December 31, 2006, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $2.0 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. Based on the loans and liabilities as of December 31, 2006, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.5 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).

As of December 31, 2005, a 1% increase in LIBOR would have increased our annual net income and cash flows in the subsequent twelve months by approximately $2.0 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. As of December 31, 2005, a 1% decrease in LIBOR would have decreased our annual net income and cash flows in the subsequent twelve months by approximately $1.1 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

We invest in securities, which are designated as available-for-sale. These securities are adjustable rate securities that have a fixed component for three years and, thereafter, generally reset annually. These securities are financed with a repurchase agreement that bears interest at a rate of one month LIBOR plus .20%. Since the repricing of the debt obligations occurs more quickly than the repricing of the securities, on average, our cost of borrowings will rise more quickly in response to an increase in market interest rates than the earnings rate on the securities. This will result in a reduction to our net interest income and cash flows related to these securities. Based on the securities and borrowings as of December 31, 2006, and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $0.2 million. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.2 million. As of December 31, 2005, assuming the balances of these securities and borrowings remained unchanged for the subsequent twelve months, a 1% increase in LIBOR would have reduced our annual net income and cash flows by approximately $0.3 million. A 1% decrease in LIBOR would have increased our annual net income and cash flows by approximately $0.3 million.

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

As of December 31, 2006 we had ten of these interest rate swap agreements outstanding that have a combined notional value of $1.2 billion. As of December 31, 2005 we had five of these interest rate swap agreements outstanding with a combined notional value of $757.3 million. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2006, and December 31, 2005, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $0.7 million and $0.1 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $0.7 million and $0.1 million, respectively.

In connection with the issuance of variable rate junior subordinate notes during 2006 and 2005, we entered into various interest rate swap agreements. These swaps have total notional values of $140.0 million and $50.0 million, respectively, as of December 31, 2006 and December 31, 2005. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2006 and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $2.5 million and $0.9 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $2.4 million and $0.9 million, respectively.

As of December 31, 2006, we had eighteen interest rate swap agreements outstanding that have a combined notional value of $330.4 million. As of December 31, 2005 we had two interest rate swap agreements outstanding with combined notional values of $140.0 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2006, and December 31, 2005, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $8.9 million and $4.7 million respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $9.2 million and $4.7 million, respectively.

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

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to the Consolidated Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Realty Trust, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 28, 2007

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS:
Cash and cash equivalents	$7,756,857	$19,427,309
Restricted cash	84,772,062	35,496,276
Loans and investments, net	1,993,525,064	1,246,825,906
Related party loans, net	7,752,038	7,749,538
Available-for-sale securities, at fair value	22,100,176	29,615,420
Investment in equity affiliates	25,376,949	18,094,242
Other assets	63,062,065	38,866,666

Total Assets	$2,204,345,211	$1,396,075,357

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Repurchase agreements	$395,847,359	$413,624,385
Collateralized debt obligations	1,091,529,000	299,319,000
Junior subordinated notes to subsidiary trust issuing preferred securities	222,962,000	155,948,000
Notes payable	94,574,240	115,400,377
Notes payable — related party	—	30,000,000
Due to related party	3,983,647	1,777,412
Due to borrowers	16,067,295	10,691,355
Other liabilities	17,802,341	18,014,755

Total liabilities	1,842,765,882	1,044,775,284

Minority interest	65,468,252	63,691,556
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,388,770 shares issued, 17,109,370 shares outstanding at December 31, 2006 and 17,051,391 shares issued and outstanding at December 31, 2005	173,888	170,514
Additional paid-in capital	273,037,744	264,691,931
Treasury stock, at cost — 279,400 shares	(7,023,361)	—
Retained earnings	27,732,489	21,452,789
Accumulated other comprehensive income	2,152,556	1,255,522

Total stockholders’ equity	296,111,077	287,608,517

Total liabilities and stockholders’ equity	$2,204,345,211	$1,396,075,357

See notes to consolidated financial statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Revenue:
Interest income	$172,833,401	$121,109,157	$57,927,230
Income from swap derivative	696,960	—	—
Other income	170,197	498,250	42,265

Total revenue	173,700,558	121,607,407	57,969,495

Expenses:
Interest expense	92,693,419	45,745,424	19,372,575
Employee compensation and benefits	4,648,644	4,274,609	2,325,727
Stock based compensation	2,329,689	1,590,898	324,343
Selling and administrative	4,463,019	4,351,366	1,908,522
Management fee — related party	12,831,791	12,430,546	3,614,830

Total expenses	116,966,562	68,392,843	27,545,997

Income before minority interest and income from equity affiliates	56,733,996	53,214,564	30,423,498
Income from equity affiliates	4,784,292	8,453,440	525,000

Income before minority interest	61,518,288	61,668,004	30,948,498
Income allocated to minority interest	11,104,481	11,280,981	5,875,816

Net income	$50,413,807	$50,387,023	$25,072,682

Basic earnings per common share	$2.94	$2.99	$1.81

Diluted earnings per common share	$2.93	$2.98	$1.78

Dividends declared per common share	$2.57	$2.24	$1.16

Weighted average number of shares of common stock outstanding:
Basic	17,161,346	16,867,466	13,814,199

Diluted	21,001,804	20,672,502	17,366,015

See notes to consolidated financial statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Preferred		Common					Accumulated
		Preferred	Stock	Common	Stock	Additional	Treasury			Other
	Comprehensive	Stock	Par	Stock	Par	Paid-In	Stock	Treasury	Retained	Comprehensive
	Income	Shares	Value	Shares	Value	Capital	Shares	Stock	Earnings	Income/(Loss)	Total

Balance- January 1, 2004		3,146,724	$31,467	8,199,567	$81,996	$111,694,516	—	$—	$(691,865)	$—	$111,116,114
Issuance of preferred stock		629,345	6,294								6,294
Issuance of common stock, net				7,274,200	72,742	134,115,399					134,188,141
Issuance of common stock from exercise of warrants				973,354	9,733	12,862,937					12,872,670
Deferred compensation				22,498	225	499,234					499,459
Stock based compensation						324,343					324,343
Distributions — common stock									(15,567,679)		(15,567,679)
Forfeited unvested restricted stock				(2,401)	(24)	24					—
Adjustment to minority interest from increased ownership in ARLP						(5,229,251)					(5,229,251)
Net income	$25,072,682								25,072,682		25,072,682
Net unrealized loss on securities available for sale	(529,600)									(529,600)	(529,600)

Balance-December 31, 2004	$24,543,082	3,776,069	$37,761	16,467,218	$164,672	$254,267,202	—	$—	$8,813,138	$(529,600)	$262,753,173

Issuance of common stock				191,342	1,913	5,265,142					5,267,055
Issuance of common stock from exercise of warrants				282,776	2,828	4,189,027					4,191,855
Deferred compensation				124,500	1,245	(1,245)					—
Stock based compensation						1,590,898					1,590,898
Distributions — common stock									(37,747,372)		(37,747,372)
Forfeited unvested restricted stock				(14,445)	(144)	144					—
Adjustment to minority interest from increased ownership in ARLP						(619,237)					(619,237)
Net income	$50,387,023								50,387,023		50,387,023
Net unrealized loss on securities available for sale	(365,698)									(365,698)	(365,698)
Unrealized gain on derivative financial instruments	2,150,820									2,150,820	2,150,820

Balance-December 31, 2005	$52,172,145	3,776,069	$37,761	17,051,391	$170,514	$264,691,931	—	$—	$21,452,789	$1,255,522	$287,608,517

Issuance of common stock				243,129	2,431	6,277,782					6,280,213
Purchase of treasury stock							(279,400)	(7,023,361)			(7,023,361)
Deferred compensation				94,695	947	(947)					—
Stock based compensation						2,329,689					2,329,689
Distributions — common stock									(44,134,107)		(44,134,107)
Forfeited unvested restricted stock				(445)	(4)	4					—
Adjustment to minority interest from increased ownership in ARLP						(260,715)					(260,715)
Net income	$50,413,807								50,413,807		50,413,807
Net unrealized gain on securities available for sale	796,922									796,922	796,922
Unrealized gain on derivative financial instruments	100,112									100,112	100,112

Balance-December 31, 2006	$51,310,842	3,776,069	$37,761	17,388,770	$173,888	$273,037,744	(279,400)	$(7,023,361)	$27,732,489	$2,152,556	$296,111,077

See notes to consolidated financial statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Operating activities:
Net income	$50,413,807	$50,387,023	$25,072,682
Adjustments to reconcile net income to cash provided by operating activities
Stock based compensation	2,329,689	1,590,898	324,343
Minority interest	11,104,481	11,280,981	5,875,816
Amortization and accretion of interest	(219,820)	(165,906)	(1,431,146)
Non-cash incentive compensation to manager	8,453,489	5,545,506	1,623,106
Income from equity affiliates	—	—	(525,000)
Changes in operating assets and liabilities:
Others assets	(6,336,004)	(7,771,987)	(6,192,238)
Other liabilities	(212,413)	12,207,088	838,159
Deferred origination fees	(471,814)	(130,560)	1,163,039
Due to related party	32,956	292,927	1,324,901

Net cash provided by operating activities	$65,094,371	$73,235,970	$28,073,662

Investing activities:
Loans and investments originated and purchased, net	(1,449,405,924)	(989,797,797)	(733,136,131)
Payoffs and paydowns of loans and investments	704,467,014	574,393,425	221,425,780
Due to borrowers	5,375,940	2,104,285	177,125
Securities available for sale	—	—	(57,228,552)
Prepayments on securities available for sale	7,897,845	15,999,968	9,722,630
Change in restricted cash	(49,275,786)	(35,496,276)	—
Contributions to equity affiliates	(7,282,707)	(18,280,824)	(9,562,190)
Distributions from equity affiliates	—	5,441,315	3,525,000

Net cash used in investing activities	$(788,223,618)	$(445,635,904)	$(565,076,388)

Financing activities:
Proceeds from notes payable and repurchase agreements	702,024,038	759,168,998	605,600,178
Payoffs and paydowns of notes payable and repurchase agreements	(770,627,202)	(775,025,055)	(203,247,830)
Proceeds from issuance of collateralized debt obligation	803,750,000	305,319,000	—
Payoffs and paydowns of collateralized debt obligation	(11,540,000)	(6,000,000)	—
Proceeds from issuance of junior subordinated notes	67,014,000	155,948,000	—
Issuance of common stock	—	5,381,172	158,356,670
Purchases of treasury stock	(7,023,361)	—	—
Issuance of ARSR preferred stock	116,000	—	—
Exercise of warrants from minority interest	—	—	9,440,175
Distributions paid to minority interest	(9,704,497)	(8,458,394)	(3,920,819)
Offering expenses paid	—	—	(11,236,483)
Distributions paid on common stock	(44,134,107)	(37,747,372)	(15,567,679)
Payment of deferred financing costs	(18,416,076)	(13,160,807)	(2,135,360)

Net cash provided by financing activities	$711,458,795	$385,425,542	$537,288,852

Net (decrease)/increase in cash	$(11,670,452)	$13,025,608	$286,176
Cash at beginning of period	19,427,309	6,401,701	6,115,525

Cash at end of period	$7,756,857	$19,427,309	$6,401,701

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$85,650,217	$41,376,179	$18,547,842

Supplemental schedule of non-cash financing and investing activities:
Accrued offering expenses	—	—	59,377

Conversion of investment in equity affiliates to loan	—	—	6,700,000

See notes to consolidated financial statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for a total of 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock respectively from the exercise of warrants under its Warrant Agreement dated July 1, 2003, the (“Warrant Agreement”). As of December 31, 2006, the Company had 17,109,370 shares of common stock outstanding.

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
December 31, 2006

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

Restricted Cash

At December 31, 2006 and 2005, the Company had restricted cash of $84.8 million and $35.5 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations”, primarily representing “ramp-up” proceeds received from the Company’s third collateralized debt obligation (“CDO III”) which will be used to purchase underlying assets, proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. As of December 31, 2006 and 2005, no impairment has been identified and no valuation allowances have been established.

At December 31, 2006, there was an $8.5 million loan in the loan and investment portfolio that is non-performing and income recognition has been suspended. The principal amount of the loan is not deemed to be impaired and no loan loss reserve has been recorded at this time. Income recognition will resume when the loan becomes contractually current and performance has recommenced.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Capitalized Interest

The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method”. This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the year ended December 31, 2006 and 2005 the Company capitalized $0.9 million and $0.5 million, respectively of interest relating to this investment.

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

Revenue Recognition

Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the years ended December 31, 2006 and 2005, the Company recorded $13.2 million and $19.7 million of interest on such loans and investments, respectively. These amounts represent interest collected in accordance with the contractual agreement with the borrower.

Other income — Other income represents fees received for loan structuring and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

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

Income Taxes

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. During the year ended December 31, 2006 and 2005 the Company recorded a $0.2 million and a $0.1 million provision for income taxes related to these assets that are held in taxable REIT subsidiaries. This provision is included in selling and administrative expense on the income statement.

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
December 31, 2006

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

Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.

The following is a summary of derivative financial instruments held by the Company as of December 31, 2006 and 2005 (in thousands):

	Notional Value	Notional Value			Fair Value	Fair Value
	December 31,	December 31,		Designation/	December 31,	December 31,
Date Executed	2006	2005	Expiration Date	Cash Flow	2006	2005

December 21, 2004	$386,321	$338,095	January 2012	Non-Qualifying	$326	$52
December 21, 2004	82,706	130,931	December 2009	Non-Qualifying	162	183
June 22, 2005	25,000	25,000	March 2010	Non-Qualifying	682	653
December 23, 2005	119,171	119,171	July 2015	Non-Qualifying	205	(30)
December 23, 2005	111,000	111,000	July 2013	Non-Qualifying	113	(24)
December 23, 2005	58,085	58,085	January 2013	Non-Qualifying	47	(13)
December 13, 2006	112,425	—	January 2013	Non-Qualifying	(4)	—
December 13, 2006	25,000	—	January 2013	Non-Qualifying	(1)	—
December 13, 2006	221,900	—	January 2013	Non-Qualifying	(7)	—
December 13, 2006	31,170	—	January 2013	Non-Qualifying	(5)	—
December 13, 2006	31,170	—	January 2013	Non-Qualifying	(4)	—

Total Non-Qualifying	$1,203,948	$782,282			$1,514	$821

June 16, 2005	$25,000	$25,000	April 2010	Qualifying	$612	$554
December 23, 2005	134,050	134,050	October 2015	Qualifying	1,037	(844)
December 23, 2005	—	5,922	November 2010	Qualifying	—	(15)
February 28, 2006	5,000	—	September 2010	Qualifying	(11)	—
March 2, 2006	20,000	—	November 2012	Qualifying	(133)	—
March 10, 2006	10,000	—	March 2016	Qualifying	(132)	—
March 14, 2006	7,200	—	April 2011	Qualifying	(37)	—
March 15, 2006	9,000	—	November 2010	Qualifying	(39)	—
March 15, 2006	3,709	—	November 2010	Qualifying	(16)	—
May 17, 2006	9,000	—	June 2007	Qualifying	0	—
June 1, 2006	1,889	—	June 2016	Qualifying	(71)	—
June 2, 2006	15,000	—	June 2011	Qualifying	(217)	—
July 21, 2006	7,215	—	July 2011	Qualifying	(120)	—
July 28, 2006	25,000	—	July 2011	Qualifying	(398)	—
August 4, 2006	5,165	—	August 2011	Qualifying	(55)	—
August 15, 2006	25,000	—	July 2011	Qualifying	(322)	—
September 21, 2006	25,000	—	January 2011	Qualifying	(44)	—
September 27, 2006	7,000	—	June 2016	Qualifying	16	—
September 27, 2006	6,500	—	May 2016	Qualifying	16	—
November 29, 2006	7,950	—	February 2017	Qualifying	64	—
December 1, 2006	2,800	—	July 2011	Qualifying	32	—
December 13, 2006	39,285	—	July 2011	Qualifying	218	—
December 20, 2006	11,796	—	June 2011	Qualifying	28	—
December 22, 2006	42,807	—	December 2016	Qualifying	230	—

Total Qualifying	$445,366	$164,972			$658	$(305)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The fair value of Non-Qualifying Hedges as of December 31, 2006 and December 31, 2005 was $1.5 million and $0.8 million, respectively, and is recorded in other assets and other liabilities on the Balance Sheet. For the year ended December 31, 2006 and 2005 the change in unrealized fair value of the Non-Qualifying Swaps was $0.7 million and $0.1 million respectively, and is recorded as a reduction to interest expense on the Consolidated Income Statement.

The fair value of Qualifying Cash Flow Hedges as of December 31, 2006 and December 31, 2005 was $0.7 million and $(0.3) million, respectively and is recorded in Other Comprehensive Income and other assets and other liabilities on the Balance Sheet, respectively. As of December 31, 2006 the Company expects to reclassify approximately $0.7 million of Other Comprehensive Income from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.

In June 2005, the Company entered into an interest rate swap agreement on one of its junior subordinated notes relating to one of its series of Trust Preferred securities (“Trust Preferred swap”) that was accounted for as a cash flow hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the Trust Preferred swap as a hedge, which allowed the Company to assume no ineffectiveness in this transaction as long as critical terms did not change. The Company recently concluded that the Trust Preferred swap did not qualify for this method in prior periods. The presence of an interest deferral feature in the Trust Preferred security, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made to the hedged item and results in the reclassification of approximately $0.7 million of the cumulative fair value of the Trust Preferred swap on the balance sheet to income from swap derivative on the income statement. This is a result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps on Trust Preferred securities. As of December 31, 2006, the Company re-evaluated the overall effectiveness of this swap, as required under SFAS 133, and determined it does not qualify as a cash flow hedge. During the fourth quarter of 2006, the Company has recorded a $14,575 decrease in the market value of this swap in the income statement and subsequent to year end this swap was terminated.

The cumulative amount of Other Comprehensive Income related to net unrealized gains on derivatives designated as Cash Flow Hedges as of December 31, 2006 and December 31, 2005 of $2.3 million and $2.2 million, respectively, is a combination of the fair value of qualifying cash flow hedges of $0.7 million and $0.4 million, respectively, and deferred gain on termination of interest swaps of $1.6 million and $1.8 million, respectively. The remaining portion included in Other Comprehensive Income is related to the Company’s Available for Sale Securities as discussed in Note 4 “Available For Sale Securities” of these Consolidated Financial Statements.

The following interest rate swap agreements designated as hedging the Company’s exposure to interest rate risk on current and future forecasted outstanding LIBOR based debt were entered into at various times during 2006 and 2005, two of these swap agreements were terminated in 2006 and six were terminated in 2005.

		Original	Notional Value
Date Terminated	Date Executed	Maturity Date	(Thousands)	Hedge Type	Designation

December 13, 2006	December 23, 2005	November 1, 2010	$5,921	Interest Rate Swap	Qualifying Cash Flow Hedge
December 13, 2006	December 1, 2006	May 31, 2011	20,000	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	May 2, 2005	April 2015	9,860	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	May 27, 2005	March 2015	37,537	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	June 24, 2005	August 2010	23,500	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	August 9, 2005	November 2009	6,382	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	August 9, 2005	November 2009	7,973	Interest Rate Swap	Qualifying Cash Flow Hedge
December 22, 2005	August 9, 2005	July 2015	7,032	Interest Rate Swap	Qualifying Cash Flow Hedge

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The Company had accounted for these derivatives as cash flow hedges. As a result of terminating these derivatives at market value, unrealized deferred hedging gains of $0.1 million and $1.8 million have been recorded to other comprehensive income for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, and 2005, respectively $1.6 million and $1.8 million of such gains are deferred through other comprehensive income. These deferred gains are being accreted to income over the remaining life of the related swap agreement. For the years ended December 31, 2006 and 2005, respectively, the Company accreted approximately $0.3 million and less than $0.1 million to earnings. The Company expects to accrete approximately $0.3 million of these deferred gains to earnings over the next twelve months.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIE’s. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2006, the Company has identified 27 loans and investments which were made to entities determined to be VIE’s.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The following is a summary of the identified VIE’s as of December 31, 2006:

Type	Carrying Amount	Property		Location

Loan and investment	$63,962,648	Commercial		California
Loan and investment	47,710,938	Office		New York
Loan	30,653,000	Hotel		Various
Loan and investment	97,418,115	Condo		New York
Loan	17,050,000	Office		New York
Loan	7,752,038	Multifamily		Indiana
Loan	1,900,000	Multifamily		New York
Loan	10,000,000	Office		Pennsylvania
Loan	7,063,275	Multifamily		South Carolina
Loan	4,464,285	Multifamily		Indiana
Loan	7,000,000	Office		Texas
Loan	2,800,000	Office		Rhode Island
Loan	28,000,000	Office		New York
Loan	4,000,000	Multifamily		Virginia
Loan	1,600,000	Multifamily		South Carolina
Loan	2,400,000	Multifamily		North Carolina
Loan	30,000,000	Commercial		New York
Loan	14,500,000	Multifamily		Florida
Loan	112,600,000	Multifamily		Various
Loan	33,100,000	Multifamily		Maryland
Investment	1,550,000	Junior subordinated notes	(1)	N/A
Investment	1,550,000	Junior subordinated notes	(1)	N/A
Investment	820,000	Junior subordinated notes	(1)	N/A
Investment	780,000	Junior subordinated notes	(1)	N/A
Investment	774,000	Junior subordinated notes	(1)	N/A
Investment	774,000	Junior subordinated notes	(1)	N/A
Investment	464,000	Junior subordinated notes	(1)	N/A

(1)	These entities that issued the junior subordinated notes are VIE’s, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

For the 27 VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIE’s. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.

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
December 31, 2006

The Company believes that our current method of accounting for share-based payments is consistent with SFAS 123(R).

Deferred compensation of $1.7 million for the period ending December 31, 2005, relating to unvested restricted stock was reclassified to additional paid-in capital in accordance with SFAS 123(R). As of December 31, 2006, the Company has deferred unearned compensation related to its unvested restricted stock of approximately $1.9 million.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”, effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any; the adoption of SFAS 159 may have on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Note 3 — Loans and Investments

			At December 31, 2006			At December 31, 2005
					Wtd. Avg.			Wtd. Avg.
					Remaining			Remaining
	December 31,	December 31,	Loan	Wtd. Avg.	Months to	Loan	Wtd. Avg.	Months to
	2006	2005	Count	Pay Rate	Maturity	Count	Pay Rate	Maturity

Bridge loans	$956,963,018	$405,702,234	39	8.54%	21.5	21	8.21%	17.7
Mezzanine loans	1,012,422,010	821,454,043	50	9.56%	29.6	42	9.81%	27.5
Preferred equity investments	23,436,955	18,855,388	9	10.32%	59.6	4	9.64%	26.1
Other	12,345,865	13,891,005	3	5.89%	42.7	4	5.63%	53.2

	2,005,167,848	1,259,902,670	101	9.06%	26.2	71	9.25%	24.6

Unearned revenue	(11,642,784)	(13,076,764)

Loans and investments, net	$1,993,525,064	$1,246,825,906

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

In June 2006, the Company originated a $60.0 million bridge loan secured by approximately 769 acres of land, partially improved by an operating ski resort in Lake Tahoe, California. In October 2006, we provided additional financing of $3.9 million which is secured by an adjacent parcel of land partially improved by an inn and cross collateralized with the original bridge loan. The additional financing carries the same terms and conditions of the original bridge loan. The loan accrues interest on a monthly basis at a rate of 12.74%, requires a monthly fixed interest payment at 10.37% and matures in June 2011. In addition, the Company has a 25.6% equity kicker in the borrowing entity. At December 31, 2006 the outstanding balance on this loan was $63.9 million. No income from the equity kicker has been recognized for the year ended December 31, 2006.

In July and August 2006, the Company originated two bridge and preferred equity loans totaling $13.0 million. The loans accrue interest based on LIBOR on a monthly basis and mature in 2011. In addition, the Company has a 25% equity kicker in the borrowing entities. At December 31, 2006 the outstanding balance on these loans was $11.5 million. No income from the equity kickers has been recognized for the year ended December 31, 2006.

At December 31, 2006, there was an $8.5 million loan in the loan and investment portfolio that is non-performing and income recognition has been suspended. The principal amount of the loan is not deemed to be impaired and no loan loss reserve has been recorded at this time. Income recognition will resume when the loan becomes contractually current and performance has recommenced.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Concentration of Credit Risk

Loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that, as of December 31, 2006, the unpaid principal balance related to 16 loans with five unrelated borrowers represented approximately 27% of total assets, and as of December 31, 2005, the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 31% of total assets. As of December 31, 2006 and 2005, the Company had 102 and 72 loans and investments, respectively.

In addition, in 2006 and 2005, no single loan or investment represented at least 10% of the Company’s total assets. In 2006, the Company generated approximately 17% of revenue from the Chetrit Group L.L.C. In 2005, the Company generated approximately 12% and 19% of revenue from the Chetrit Group L.L.C. and Prime Outlet Acquisition Group L.L.C. two of the Company’s borrowers, respectively.

Geographic Concentration Risk

As of December 31, 2006, 53%, 11%, and 5% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively. As of December 31, 2005, 57%, 8%, and 8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.

Note 4 — Available-For-Sale Securities

The following is a summary of the Company’s available-for-sale securities at December 31, 2006.

				Estimated Fair
	Face Value	Amortized Cost	Unrealized Loss	Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.783% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $37,680)	$11,754,694	$11,792,374	$(37,679)	$11,754,695
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.778% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $15,238)	4,084,000	4,099,238	(35,658)	4,063,580
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.804% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $25,039)	6,281,900	6,306,940	(25,039)	6,281,901

	$22,120,594	$22,198,552	$(98,376)	$22,100,176

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The following is a summary of the Company’s available-for-sale securities at December 31, 2005.

				Estimated Fair
	Face Value	Amortized Cost	Unrealized Loss	Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.797% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $226,895)	$15,228,360	$15,455,255	$(441,044)	$15,014,211
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.758% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $83,967)	4,763,621	4,847,588	(156,909)	4,690,679
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.800% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $181,415)	10,026,460	10,207,875	(297,345)	9,910,530

	$30,018,441	$30,510,718	$(895,298)	$29,615,420

As of December 31, 2006 and 2005, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. The estimated fair value of these securities fluctuate primarily due to changes in interest rates and other factors; however, given that these securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. The Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity; the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

During the years ended December 31, 2006 and 2005, the Company received prepayments of $8.0 million and $16.0 million on these securities and amortized $0.4 million and $0.6 million, respectively, of the premium paid for these securities against interest income.

These securities are pledged as collateral for borrowings under a repurchase agreement — (See Note 6 “Debt Obligations”).

The cumulative amount of Other Comprehensive Income related to unrealized gains or (losses) on these securities as of December 31, 2006 and December 31, 2005 was ($98,376) and ($895,298), respectively.

Note 5 — Investment in Equity Affiliates

As of December 31, 2006 and 2005, the Company had approximately $25.4 million and $18.1 million of investments in equity affiliates, respectively, which are described below.

In 2006, the Company invested $2.0 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $67.0 million of junior subordinate notes. In 2005, the Company invested $4.7 million for 100% of the common shares of five affiliate entities of the Company which were formed to facilitate the issuance of $155.9 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR. The financing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

terms of these junior subordinate notes are presented in the notes payable table of Note 6. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC “POM,” which owns 15% of a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounts for this investment under the equity method. As of December 31, 2005 the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $30.1 million. In addition, the Company had a $10.0 million junior loan participation interest outstanding to an affiliate entity of the joint venture as of December 31, 2005. The loans required monthly interest payments based on one month LIBOR and matured in January 2006. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity. The Company received $1.2 million of distributions from this investment in 2004 as a result of the 16.7% carried profits interest which was recorded in interest income. In addition, The Company received $0.5 million from its 50% non-controlling interest in this joint venture, which was recorded as income from equity affiliates. In June 2005, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement of which the Company received $36.5 million. In accordance with this transaction, the joint venture members of POM agreed to guarantee $38 million of the new debt. The guarantee expires at the earlier of maturity or prepayment of the debt and would require performance by the members if not repaid in full. This guarantee was allocated to the members in accordance with their ownership percentages. Of the distribution received by the Company, $17.2 million was recorded as interest income, representing the portion attributable to the 16.7% carried profits interest, $2.1 million was recorded as a return of the Company’s equity investment, $8.0 million was recorded as income from equity affiliates, representing the portion attributable to the 7.5% equity interest, and $9.2 million was recorded as deferred revenue, representing the Company’s portion of the $38 million guarantee. In January 2006, POM refinanced the debt on a portion of the assets in its portfolio and repaid in full the debt that was added in June 2005 and the $30.1 million mezzanine loan and the $10.0 million junior loan participating interest that the Company had outstanding as of December 31, 2005. As a result, the $38 million guarantee was removed and the Company recorded the $9.2 million of deferred revenue, $6.3 million as interest income and $2.9 million as income from equity affiliates. In 2006, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. In December 2006, the Company received a $6.0 million distribution from POM and recorded $4.1 million as interest income, representing the portion attributable to the 16.7% carried profits interest and $1.9 million as income from equity affiliates, representing the portion attributable to the 7.5% equity interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Summarized consolidated financial information of POM (amounts in thousands):

	December 31,
	2006	2005

Balance Sheets
Assets:
Cash and cash equivalents	$58,338	$14,658
Real estate assets	661,349	638,712
Other assets	132,611	116,001

Total assets	$852,298	$769,371

Liabilities:
Notes payable	$958,678	$855,902
Other liabilities	12,547	17,503
Total liabilities	971,225	873,405
Shareholders’ equity Arbor	—	—
Shareholders’ (deficit)/equity	(118,927)	(104,034)

Total shareholders’ (deficit)/equity	(118,927)	(104,034)

Total liabilities and equity	$852,298	$769,371

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Income Statements:
Revenue:
Rental income	$93,624	$82,759	$68,447
Reimbursement income	45,578	42,978	37,305
Other income	51,970	11,353	18,440

Total revenues	191,172	137,090	124,192

Expenses:
Operating expenses	82,707	73,198	40,665
Interest expense	61,796	35,725	30,332
Depreciation and amortization	29,209	31,211	24,207
Other expenses	—	2,691	17,031

Total expenses	173,712	142,825	112,235

Net (loss)/income	$17,460	$(5,735)	$11,957

During 2005, the Company invested $6.1 million in a joint venture, which as part of an investor group, used these proceeds to make a deposit on the potential purchase of a property in New York City. In April 2005, this joint venture closed on the purchase of the property and the Company invested additional capital that, combined with its deposit, represented a $10 million equity investment, in exchange for a 20% ownership interest in a limited liability corporation of this joint venture (200 Fifth LLC). It is intended that the property, with over one million square feet of space, will be converted from an office property into condominium units. In addition, the Company provided

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

loans to three partners in the investor group totaling $13 million, of which $10.5 million is outstanding as of December 31, 2006. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137 million from the primary lender. These loans are secured by the property, require monthly interest payments based on one month LIBOR and mature in April 2008. The Company sold a participating interest in one of the loans for $59 million which was recorded as a financing and is included in notes payable. For the years ended December 31, 2006 and 2005 the Company capitalized $0.9 million and $0.5 million, respectively, of interest on its equity investment. During 2006, the Company contributed an additional $4.2 million to the joint venture increasing its equity investment to approximately $15.6 million. In January 2007, the Company contributed an additional $0.5 million to the joint venture increasing its equity investment to approximately $16.1 million.

Summarized consolidated financial information of 200 Fifth LLC (amounts in thousands):

	December 31,
	2006	2005

Balance Sheets
Assets:
Cash and cash equivalents	$6,123	$61,122
Real estate assets	362,294	355,177
Other assets	121,509	50,672

Total assets	$489,926	$466,971

Liabilities:
Notes payable	$415,614	$415,864
Other liabilities	3,078	1,107

Total liabilities	418,692	416,971
Shareholders’ equity Arbor	14,247	10,000
Shareholders’ (deficit)/equity	56,987	40,000

Total shareholders’ (deficit)/equity	71,234	50,000

Total liabilities and equity	$489,926	$466,971

The Company did not include summarized income statement information because the project is under development and any income statement activity was deemed to be incidental operations as defined by Financial Accounting Standard No. 67. The income generated by the incidental operations has been recorded as a reduction to the development cost of the project.

In October 2004, the Company invested $0.5 million in exchange for an 8.7% non-managing preferred interest in a LBREP York Avenue Holdings, LLC that was formed to operate as a real estate business, to acquire, own, manage, develop, and sell real estate assets. The Company accounts for this investment under the equity method. In December 2005, the joint venture issued new debt on an existing property. The proceeds were distributed to each of the partners in accordance with the operating agreement of which the Company received $0.5 million which was recorded as a return of the Company’s equity investment.

As of December 31, 2004, the Company had two mezzanine loans outstanding, totaling $45 million, to 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC, who used the proceeds to acquire and renovate an office building. In addition, as of December 31, 2004, the Company had a $1.5 million equity interest in an affiliate of the borrower. The Company also has participating profits interests in several affiliates of the borrower

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

aggregating approximately 29%. In March 31, 2005, the property was refinanced with new debt and the Company’s loans totaling $45 million were repaid in full. In accordance with the refinancing, the Company was repaid its $1.5 million investment, including approximately $0.4 million of a preferred return which was recorded in income from equity affiliates. In addition, the Company received a structuring fee of $0.4 million for arranging the financing which was recorded in other income. The Company participated in $45 million of new debt in the form of a mezzanine loan that matures in March 2015 with a fixed rate of 8.17%. In addition, the Company invested $2.7 million in an affiliate of the borrower which entitles the Company to a preferred return of 12.5% in this limited liability corporation.

In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture, which owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. The Company subsequently contributed an additional $0.3 million and $0.4 million in 2004 and 2005, respectively. The Company accounts for this investment under the equity method. The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively. In August 2005, the joint venture refinanced one of these properties with a $25 million bridge loan that the Company provided which matures in August 2010 with a fixed rate of 6.45%. Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million. The Company recorded this amount as a return of its equity investment. In October 2006, the $4.8 million bridge loan was extended for one year with no other change in terms. In December 2006, the Company contributed an additional $0.1 million to the joint venture increasing its equity investment to approximately $0.3 million at December 31, 2006.

The condensed combined balance sheets for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total assets at December 31, 2006 and 2005, are as follows (amounts in thousands):

	December 31,
	2006	2005

Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$639	$7,281
Real estate assets	320,082	331,713
Other assets	31,268	39,181

Total assets	$351,989	$378,175

Liabilities:
Notes payable	$379,800	$413,800
Other liabilities	7,287	5,071
Total liabilities	387,087	418,871
Shareholders’ equity Arbor	3,037	2,920
Shareholders’ (deficit)/equity	(38,135)	(43,616)

Total shareholders’ (deficit)/equity	(35,098)	(40,696)

Total liabilities and equity	$351,989	$378,175

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The condensed combined statements of operations for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total income for the years ended December 31, 2006, 2005 and 2004, are as follows (amounts in thousands):

	2006	2005	2004

Income Statements:
Revenue:
Rental income	$36,449	$40,865	$34,304
Reimbursement income	9,064	13,510	6,726
Other income	3,587	24	2,098

Total revenues	49,100	54,399	43,128

Expenses:
Operating expenses	23,851	22,791	19,516
Interest expense	23,581	33,367	20,893
Depreciation and amortization	8,248	8,275	387
Other expenses	384	477	475

Total expenses	56,064	67,910	41,271

Net (loss)/income	$(6,964)	$(13,511)	$1,857

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The following table outlines borrowings under the Company’s repurchase agreements as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Debt Carrying	Collateral Carrying	Debt Carrying	Collateral Carrying
	Value	Value	Value	Value

Repurchase agreement, Wachovia Bank National Association, $500 million committed line, expiration March 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 6.99% and 6.37%, respectively	$328,546,202	$521,561,563	$380,544,323	$554,322,023
Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expiration July 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 5.55% and 4.48%, respectively	20,653,994	22,100,176	28,425,062	29,615,420
Repurchase agreement, financial institution, $100 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.29% and 5.37%, respectively	46,647,163	83,459,519	4,655,000	4,834,000
Repurchase agreement, financial institution, $150 million committed line, expiration October 2009, interest is variable based on one-month LIBOR;	—	—	—	—
Repurchase agreement, financial institution, $50 million committed line, expired July 2006, interest was variable based on one-month LIBOR	—	—	—	—

Total repurchase agreements	$395,847,359	$627,121,258	$413,624,385	$588,771,443

In December 2005, the Wachovia Bank National Association repurchase agreement was amended to provide for an increase in the committed amount of this facility to $500 million from $350 million until January 2006 in conjunction with the close of the Company’s second collateralized debt obligation at which time approximately $269.1 million was repaid. In September 2006, this facility was amended to provide for a temporary increase in the committed amount of this facility to $550 million from $350 million in preparation for the close of the Company’s third collateralized debt obligation. In October 2006, this repurchase agreement was amended, increasing the amount of available financing from $350 million to $500 million and extending the maturity to March 2007. The Company is in the process of renewing this agreement. On December 14, 2006, in conjunction with the close of the Company’s third collateralized debt obligation approximately $200 million of this facility was repaid. In addition, the $100 million repurchase agreement with the same financial institution entered into for the purpose of financing securities available for sale and was extended in July 2006 for one year. The current borrowings equate to 97% of the estimated fair value of the securities (net of principal payment receivables of approximately $1.0 million) and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

bear interest at a rate of one month LIBOR plus 0.20%. If the estimated fair value of the securities decreases, the Company may be required to pay down borrowings from the repurchase agreement due to such a decline in the estimated fair value of the securities collateralizing the repurchase agreement.

In October 2006, the Company entered into a $150.0 million master repurchase agreement with a financial institution. The facility has a rolling one year term not to exceed three years from the effective date of the agreement and bears interest at a spread over LIBOR.

In certain circumstances, the Company has financed the purchase of investments from counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under any repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner, however, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of December 31, 2006 the Company had entered into four such transactions, with a book value of the associated assets of $228.8 million financed with repurchase obligations of $151.0 million. As of December 31, 2005 the Company had entered into eight such transactions, with a book value of the associated assets of $176.7 million financed with repurchase obligations of $124.6 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 9.11% and 8.28%, respectively	$27,070,000	$27,070,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.63% and 7.49%, respectively	25,780,000	25,780,000
Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.58% and 7.44%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.63% and 7.49%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.13% and 7.21%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.98%	51,550,000	—
Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.88%	15,464,000	—

Total junior subordinated notes	$222,962,000	$155,948,000

The junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.

In 2006, the Company, through wholly-owned subsidiaries of the Company’s operating partnership, issued a total of $67.0 million of junior subordinated notes in two separate private placements. These securities are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At December 31, 2006, the outstanding balance under these facilities was $222.9 million with a current weighted average note rate of 8.36%. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Bridge loan warehouse, financial institution, $75 million committed line, expiration August 2007, interest rate variable based on Prime or LIBOR, the weighted average note rate was 7.10% and 6.32% , respectively	$20,235,000	$21,659,275	$46,490,512	$55,244,721
Secured term credit facility — Related Party, financial institution, $50 million committed line, expiration January 2006 with two six-month renewal options, interest rate variable based on one-month LIBOR, the weighted average note rate was 10.29% as of December 31, 2005. This facility was paid in full in January 2006	—	—	30,000,000	48,419,907
Warehousing credit facility, financial institution, $50 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.06% and 6.68%, respectively	11,814,240	13,365,451	2,632,365	3,096,900
Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	59,400,000	59,400,000	59,400,000	59,400,000
Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $35 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. The loan participation was paid in full in July 2006	—	—	6,752,500	6,752,500

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

	December 31, 2006		December 31, 2005
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, maturity December 2008, secured by Company’s interest in a first mortgage loan with a principal balance of $68.5 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	3,000,000	3,000,000	—	—
Junior loan participation, maturity April 2007, secured by Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest is based on a portion of the interest received from the loan, the loan has a fixed rate of interest	125,000	125,000	125,000	125,000

Total notes payable	$94,574,240	$97,549,726	$145,400,377	$173,039,028

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

In October 2006, the $50.0 million bridge loan warehouse credit facility was amended which increased the committed amount of this facility to $75.0 million.

In 2005, the Company entered into two junior loan participations with a total outstanding balance at December 31, 2005 of $59.5 million. These participation borrowings have maturity dates equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.

In 2006, the Company entered into one junior loan participation with a total outstanding balance at December 31, 2006 of $3.0 million. This participation borrowing has a maturity date equal to the corresponding mortgage loan and is secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.

Collateralized Debt Obligations

On January 19, 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations, CDO, through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (“the Issuer”). The Issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as collateral for the CDO. The Issuer issued investment grade rated notes with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The combined weighted average rate was 4.93% at December 31, 2005. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years of the CDO. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CDO. The Company intends to own the portfolio of real estate-related assets until its maturity and accounts for this transaction on its balance sheet

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

as a financing facility. For accounting purposes, the CDO is consolidated in the Company’s financial statements. The four investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the CDO are distributed quarterly with approximately $2.0 million being paid to investors as a reduction of their capital invested. In 2006 and 2005, $8.0 million and $6.0 million, respectively of proceeds were distributed and recorded as a reduction of the CDO liability. At December 31, 2006 and 2005 the CDO balance was $291.3 and $299.3 million, respectively.

On January 11, 2006, the Company completed its second collateralized debt obligation issuing to third party investors nine tranches of investment grade collateralized debt obligations, (“CDO II”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). The Issuer II holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with a principal amount of approximately $356 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. The Company intends to own the portfolio of real estate-related assets until its maturity and accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO II is consolidated in the Company’s financial statements. The nine investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested. In 2006, $3.5 million of proceeds were distributed and recorded as a reduction of the CDO II liability. At December 31, 2006 the CDO II balance was $352.7 million.

On December 14, 2006, the Company completed its third collateralized debt obligation issuing to third party investors 10 tranches of investment grade collateralized debt obligations, (“CDO III”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. (“the Issuer III”). The Issuer III holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade rated notes with a principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The 10 investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO III may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO III. The Company intends to own the portfolio of real estate-related assets until its maturity and accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO III is consolidated in the Company’s financial statements. The 10 investment grade tranches are treated as a secured financing, and are non-recourse to the Company. At December 31, 2006 the CDO III balance was $447.5 million and the revolving note facility had not been utilized.

Proceeds from the sale of the 23 investment grade tranches issued in CDO, CDO II and CDO III were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets.

Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In 2005, the Company had four institutions permanently amend the interest expense coverage ratio covenant. As amended, the Company is required to have an interest expense coverage ratio

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

of no less than 1.75 to 1.0, calculated on the preceding twelve months. The Company was in compliance with all financial covenants and restrictions at December 31, 2006 and 2005.

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

In 2006, the Company issued 337,824 shares of common stock, of which 243,129 common shares were payment for ACM’s incentive management fee. In addition, the Company repurchased 279,400 shares of its common stock. This had a nominal effect on ACM’s limited partnership interest and at December 31, 2006, minority interest was increased by $0.3 million to properly reflect ACM’s 18% limited partnership interest in ARLP and its wholly-owned subsidiaries.

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

Note 8 — Commitments and Contingencies

As of December 31, 2006, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Notes payable	$21,315	$2,522	$—	$—	$1,733	$6,479	$32,049
Collateralized debt obligations(2)	12,720	12,720	96,493	96,493	295,778	577,325	1,091,529
Repurchase agreements	118,095	140,492	60,000	4,000	36,060	37,200	395,847
Trust preferred securities	—	—	—	—	—	222,962	222,962
Loan participations	125	62,400	—	—	—	—	62,525
Outstanding unfunded commitments(3)	40,815	7,669	7,511	920	18,190	—	75,105

Totals	$193,070	$225,803	$164,004	$101,413	$351,761	$843,966	$1,880,017

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $291.3 million of CDO I debt, $352.7 million of CDO II debt and 447.5 million of CDO III debt with a weighted average remaining maturity of 3.40, 4.88 and 5.48 years, respectively, as of December 31, 2006.

(3)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $75.1 million as of December 31, 2006, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

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

On April 13, 2004, the Company issued 6,750,000 shares of its common stock in a public offering at a price to the public of $20.00 per share, for net proceeds of approximately $125.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. In May, 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. The Company issued 973,354 shares of common stock from the exercise of warrants under the Warrant Agreement and received net proceeds of $12.9 million. Additionally, ACM was paid its third quarter incentive management fee in shares of common stock totaling 22,498. After giving effect to these transactions, the Company had approximately 16.5 million shares of common stock issued and outstanding at December 31, 2004.

During the year ended December 31, 2005, the Company issued 124,500 shares of restricted stock under the stock incentive plan to its independent directors, certain employees of the company and of ACM. In addition, the Company issued 282,776 shares of common stock from the exercise of warrants under the July 1, 2003 warrant agreement and received net proceeds of $4.2 million. Additionally, ACM elected to be paid a portion of its incentive management fees in shares of stock totaling 191,342. After giving effect to these transactions, the Company had approximately 17.1 million shares issued and outstanding.

In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors was vested as of the date of grant, another one third vested in January 2007 and the remaining third will vest in January 2008. In addition, upon the resignation of a member of the Company’s board of directors, 445 shares of restricted stock were forfeited. The Company issued 1,445 shares of common stock to this individual in conjunction with an advisory role taken with the Company

In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock grant to the director was vested as of the date of grant,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

another one third will vest in April 2007 and the remaining third will vest on April 2008. In addition, the Company issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010.

In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2006, the Company repurchased 279,400 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007. Furthermore, in February 2006, May 2006, August 2006 and November 2006, ACM was paid the fourth quarter 2005, first quarter 2006, a portion of the second quarter 2006 and third quarter 2006 incentive management fee in 57,370 shares, 64,891 shares, 55,586 shares and 65,282 shares of common stock, respectively. After giving effect to these transactions, the Company had approximately 17.1 million shares outstanding.

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

In February 2005, 1,000 restricted shares were issued to each of four independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors were vested as of the date of grant, another one third vested on January 31, 2006 and the remaining third will vest on January 31, 2007. In May 2005, the Company issued 41,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and recognized currently in earnings, the second one-fifth vested in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009. In July 2005, the Company issued 77,500 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant and is recognized currently in earnings, the second one-fifth vested in May 2006, the third one-fifth will vest in May 2007, the fourth one-fifth will vest in May 2008, and the remaining one-fifth will vest in May 2009. In August 2005, the Company issued 2,000 shares of restricted common stock under the stock incentive plan to two of the Company’s directors. One third of the restricted stock granted to each of these directors were vested as of the date of grant and is recognized currently in earnings, the second one-third vested in August 2006, the third one-third will vest in August 2007. Additionally, in 2005, 14,445 shares of unvested restricted stock were forfeited.

In February 2006, 1,000 restricted shares were issued to each of three independent members of the board of directors under the stock incentive plan. One third of the restricted stock granted to each of these directors was vested as of the date of grant, another one third vested in February 2007 and the remaining third will vest in February 2008. In addition in February 2006, upon the resignation of a member of the Company’s board of directors, 445 shares of restricted stock were forfeited and the Company issued 1,445 shares of common stock to this individual in conjunction with an advisory role taken with the Company. In April 2006, 1,000 restricted shares were issued to an independent member of the board of directors under the stock incentive plan. One third of the restricted stock grant to the director was vested as of the date of grant, another one third will vest in April 2007 and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

the remaining third will vest on April 2008. In addition in April 2006, the Company issued 89,250 shares of restricted common stock under the stock incentive plan to certain employees of the Company and of ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2007, the third one-fifth will vest in April 2008, the fourth one-fifth will vest in April 2009, and the remaining one-fifth will vest in April 2010.

Dividends were paid on the restricted shares as dividends were paid on shares of the Company’s common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2006, 2005 and 2004, compensation expense related to this plan totaled $2.3 million, $1.6 million and $0.3 million, respectively. Such amounts appear on the Company’s Consolidated Income Statement under ”stock-based compensation expense”.

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

Preferred Stock

Concurrent with the formation of the Company, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of the Company, in exchange for 3,146,724 units of limited partnership interest in ARLP and warrants to purchase an additional 629,345 operating partnership units. Concurrently, the Company, ARLP and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. The preferred stock was issued to ACM by the Company in exchange for a capital contribution in the amount of $31,467. Each share of special voting preferred stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. A holder of special voting preferred stock will not be entitled to any regular or special dividend payments or other distributions, other than a $0.01 per share liquidation preference. The Company has classified and designated 5,000,000 shares of its 100,000,000 authorized shares of preferred stock as special voting preferred stock. In 2004, ACM exercised 629,345 warrants in exchange for operating partnership units resulting in the issuance of 629,345 shares of preferred stock. As of December 31, 2006 and 2005, the Company had 3,776,069 shares issued and outstanding.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

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

In 2004, ACM, the manager of our Company, earned incentive management fees totaling $1.6 million. Based on the terms of the management agreement, ACM elected to be paid its incentive management fee in common shares totaling 66,141, of which 43,643 were issued in 2005. These 43,643 shares were considered anti-dilutive and have been excluded from the calculation of diluted EPS.

In 2005, ACM, earned incentive management fees totaling $9.9 million. Based on the terms of the management agreement, ACM elected to be paid its 2005 incentive management fees partially in cash totaling $4.4 million and partially in common shares totaling 205,069, of which 57,370 were issued in 2006.

In 2006, ACM, earned incentive management fees totaling $10.2 million. Based on the terms of the management agreement, ACM elected to be paid its 2006 incentive management fees partially in cash totaling $1.7 million and partially in common shares totaling 306,764, of which 121,005 were issued in 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the years ended December 31, 2006, 2005, and 2004, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

	For the Year Ended December		For the Year Ended December		For the Period Ended December
	31, 2006		31, 2005		31, 2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$50,413,807	$50,413,807	$50,387,023	$50,387,023	$25,072,682	$25,072,682
Add: Income allocated to minority interest		11,104,481		11,280,981		5,875,816

Earnings per EPS calculation	$50,413,807	$61,518,288	$50,387,023	$61,668,004	$25,072,682	$30,948,498

Weighted average number of common shares outstanding	17,161,346	17,161,346	16,867,466	16,867,466	13,814,199	13,814,199
Weighted average number of operating partnership units		3,776,069		3,776,069		3,286,387
Dilutive effect of incentive management fee shares		64,389		10,934		—
Dilutive effect of warrants		—		18,033		265,429

Total weighted average common shares outstanding	17,161,346	21,001,804	16,867,466	20,672,502	13,814,199	17,366,015

Earnings per common share	$2.94	$2.93	$2.99	$2.98	$1.81	$1.78

Note 11 — Related Party Transactions

As of December 31, 2006 and 2005, the Company had a $7.75 million first mortgage loan receivable that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. This loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the year ended December 31, 2006 and 2005, was approximately $0.7 million and $0.6 million, respectively.

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
December 31, 2006

realized on its retained 50% interest in the joint venture with the borrower and ACM’s participating interests in borrowers under three other contributed structured finance assets.

At the time of ACM’s origination of three of the structured finance assets that it contributed to the company on July 1, 2003 at book value, which approximates fair value, each of the property owners related to these contributed assets granted ACM participating interests that share in a percentage of the cash flows of the underlying properties. Upon contribution of the structured finance assets, ACM retained these participating interests and its 50% non-controlling interest in the joint venture to which it had made the $16.0 million bridge loan. ACM agreed that if any portion of the outstanding amount of any of these four contributed assets is not paid at its maturity or repurchase date, ACM will pay to the Company, subject to the limitation described below, the portion of the unpaid amount of the contributed asset up to the total amount then received by ACM due to the realization of any profits on its retained interests associated with any other of the four contributed assets. However, ACM will no longer be obligated to make such payments to the Company when the remaining accumulated principal amount of the four contributed assets, collectively, falls below $5 million and none of the four contributed assets were in default. In 2004 and 2005, these four investments matured, the borrowers paid the amounts due in full and ACM’s guarantee on these investments has been satisfied.

ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At December 31, 2006, ACM’s investment in this joint venture was approximately $0.2 million. The Company had a $28.3 million preferred equity investment to this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by the Company in March 2006. The loan required monthly interest payments based on one month LIBOR and matures in September 2007. Interest income recorded from this loan for the year ended December 31, 2006 was approximately $2.7 million. The loan was repaid in full in November 2006.

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

As of December 31, 2006 and 2005, $0.1 million and $0.2 million, respectively of escrows received at loan closings were due to ACM and included in due to related party. These payments were remitted in January 2007 and January 2006, respectively. In addition, as of December 31, 2005, approximately $0.1 million of net expenses payments due from ACM were included in due to related party. These payments were remitted in January 2006.

The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with whom it has conflicts of interest. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

currently holds an 18% limited partnership interest in the Company’s operating partnership and 20% of the voting power of its outstanding stock.

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

During the year ended December 31, 2006 the Company paid distributions totaling $44.1 million, or $2.57 per share. During the year ended December 31, 2005 the Company paid distributions totaling $37.7 million, or $2.24 per share. During the year ended December 31, 2004 the Company declared and paid distributions totaling $15.6 million, or $1.16 per share.

For tax purposes, 77.43% or $1.99 per share of dividends declared in 2006 were classified as ordinary income with 22.57% or $0.58 per share of dividends represented a return of capital. Of the ordinary taxable dividend, approximately 0.50% represents “qualified dividend income” and will be eligible for reduced dividend rates. For tax purposes, 70.44% or $1.58 per share of dividends declared in 2005 were classified as ordinary income with 29.56% or $0.66 per share of dividends represented a return of capital. Of the ordinary taxable dividend, approximately 0.65% represents “qualified dividend income” and will be eligible for reduced dividend rates. In 2004, 100% of dividends declared were classified as ordinary income.

On December 11, 2006 the Company declared distributions of $14,143. This distribution represents a 12.5% return on the preferred shares of its private REIT with respect to the year ended December 31, 2006 to stockholders of record at the close of business on December 15, 2006. These distributions were paid on December 29, 2006.

On January 25, 2007 the Company declared distributions of $0.60 per share of common stock, payable with respect to the three months ended December 31, 2006, to stockholders of record at the close of business on February 5, 2007. These distributions were subsequently paid on February 20, 2007.

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

The Company’s chief executive officer is also ACM’s chief executive officer and controlling equity owner. ACM has agreed to provide the Company with structured finance investment opportunities and loan servicing as well as other services necessary to operate its business. The Company’s chief executive officer and chief financial officer are not employees of the Company. The Company relies to a significant extent on the facilities and resources of ACM to conduct its operations. The management agreement requires ACM to manage the business affairs in conformity with the policies and the general investment guidelines that are approved and monitored by the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Company’s board of directors. ACM’s management of the Company is under the direction or supervision of the Company’s board of directors.

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

The incentive compensation is measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year. At least 25% of this incentive compensation fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive management fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive compensation fee is accrued as it is earned. In accordance with Issue 4(b) of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31, the Company remeasures the incentive fee expense paid to ACM in shares of the company’s common stock in accordance with the guidance provided by Issue 4(a) of EITF 96-18, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee was adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee was determined. In the event the calculated incentive compensation for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined. In 2006, 2005 and 2004, the full year incentive fee was greater than the sum of the quarterly installments.

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
December 31, 2006

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

In 2006, ACM earned incentive compensation installments totaling $10.2 million, of which $8.5 million was elected by ACM to be paid in 306,764 shares of common stock. As of December 31, 2006, ACM’s fourth quarter installment of $3.6 million was included in due to related party. As provided for in the management agreement, ACM elected to receive this entire incentive compensation fee in common stock, which was subsequently paid in February 2007 in common shares totaling 121,005. In 2005, ACM earned incentive compensation installments totaling $9.9 million, of which $5.5 million was elected by ACM to be paid in 205,069 shares of common stock. As of December 31, 2005, ACM’s fourth quarter installment of $1.5 million was included in due to related party. As provided for in the management agreement, ACM elected to receive this entire incentive compensation fee in common stock, which was subsequently paid in February 2006 in common shares totaling 57,370. In 2004, ACM earned incentive compensation installments totaling $1.6 million. ACM elected to receive the entire incentive management fee in 66,141 shares of common stock. As of December 31, 2004, ACM’s fourth quarter installment of $1.1 million was included in due to related party, which was subsequently paid in February 2005 in common shares totaling 43,643.

For the years ended December 31, 2006, 2005 and 2004 ACM earned $2.6 million, $2.5 million, and $2.0 million, respectively in base management fees, of which approximately $0.2 million in 2004, 2005 and 2006 was included in due to related party. These amounts were paid in the quarters subsequent to each year end.

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
December 31, 2006

Note 15 — Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2006 and 2005. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Loans and investments, net	$1,993,525,064	$1,989,504,880	$1,246,825,906	$1,256,126,306
Related party loans, net	7,752,038	7,752,038	7,749,538	7,749,538
Available-for-sale securities	22,100,176	22,100,176	29,615,420	29,615,420
Derivative financial instruments	2,193,219	2,193,219	1,440,783	1,440,783
Financial liabilities:
Repurchase agreements	$395,847,359	$395,847,359	$413,624,385	$413,624,385
Collateralized debt obligations	1,091,529,000	1,091,529,000	299,319,000	299,319,000
Junior subordinated notes to subsidiary trust issuing preferred securities	222,962,000	222,962,000	155,948,000	155,948,000
Notes payable	94,574,240	94,574,240	115,400,377	115,400,377
Notes payable — related party	—	—	30,000,000	30,000,000
Derivative financial instruments	21,577	21,577	925,525	925,525

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

Note 16 — Subsequent Events

In January 2007, the Company entered into three interest rate swap agreements with notional amounts of $42.5 million, $25.0 million and $7.5 million that expire in February 2012, March 2010 and February 2012,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

respectively. These interest rate swap agreements are to hedge the exposure to interest rate risk on its variable rate current and future forecasted LIBOR based debt.

In February 2007, the Company entered into an interest rate swap having a notional value of $15.3 million that expires in February 2012. This interest rate swap agreement is to hedge the exposure to interest rate risk on its variable rate current and future forecasted LIBOR based debt.

In February 2007, the Company sold its Available-for-Sale Securities at a nominal gain and repaid the related outstanding debt on these securities.

Note 17 — Summary Quarterly Consolidated Financial Information -Unaudited

The following tables represent summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations:

Net income shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, in 2004, individual line items vary from such report(s) due to participation’s interest recorded as an offset to interest income, during subsequent periods being retroactively reclassified to interest expense for the third and fourth quarters of 2004.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2006:	2006	2006	2006	2006

Revenue:
Interest income	$52,399,216	$40,897,083	$38,848,431	$40,688,671
Interest from swap derivative	—	696.960	—	—
Other income	8,250	41,550	49,050	71,347

Total revenue	52,407,466	41,635,593	38,897,481	40,760,018

Expenses:
Interest expense	29,360,656	23,405,789	21,576,662	18,350,312
Employee compensation and benefits	1,218,640	1,120,596	1,154,477	1,154,931
Stock based compensation	536,627	427,609	943,038	422,415
Selling and administrative	1,275,518	1,118,724	1,392,431	837,822
Management fee — related party	4,301,079	2,327,012	2,050,927	4,152,773

Total expenses	36,692,520	28,399,730	26,956,059	24,918,253

Income before minority interest and income from equity affiliates	15,714,946	13,236,863	11,941,422	15,841,765
Income from equity affiliates	1,875,000	—	—	2,909,292

Income before minority interest	17,589,946	13,236,863	11,941,422	18,751,057
Income allocated to minority interest	3,182,794	2,379,607	2,145,270	3,396,810

Net Income	$14,407,152	$10,856,256	$9,796,152	$15,354,247

Basic earnings per common share	$0.84	$0.63	$0.57	$0.90

Diluted earnings per common share	$0.84	$0.63	$0.57	$0.90

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2005:	2005	2005	2005	2005

Revenue:
Interest income	$31,619,614	$27,073,076	$39,295,309	$23,121,158
Other income	74,676	35,730	46	387,798

Total revenue	31,694,290	27,108,806	39,295,355	23,508,956

Expenses:
Interest expense	15,266,253	12,462,458	9,690,559	8,326,154
Employee compensation and benefits	1,215,401	948,312	956,687	1,154,209
Stock based compensation	317,356	808,687	372,828	92,027
Selling and administrative	1,363,703	1,213,889	927,895	845,879
Management fee — related party	2,116,638	1,322,643	7,360,947	1,630,318

Total expenses	20,279,351	16,755,989	19,308,916	12,048,587

Income before minority interest and income from equity affiliates	11,414,939	10,352,817	19,986,439	11,460,369
Income from equity affiliates	—	—	8,006,443	446,997

Income before minority interest	11,414,939	10,352,817	27,992,882	11,907,366
Income allocated to minority interest	2,071,691	1,881,055	5,126,510	2,201,725

Net Income	$9,343,248	$8,471,762	$22,866,372	$9,705,641

Basic earnings per common share	$0.55	$0.50	$1.36	$0.58

Diluted earnings per common share	$0.55	$0.50	$1.36	$0.58

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2004:	2004	2004	2004	2004

Revenue:
Interest income	$20,674,843	$17,149,646	$11,939,350	$8,163,391
Other income	6,636	9,098	5,427	21,104

Total revenue	20,681,479	17,158,744	11,944,777	8,184,495

Expenses:
Interest expense	7,539,501	5,898,637	3,310,544	2,623,893
Employee compensation and benefits	646,720	448,564	617,137	613,306
Stock based compensation	67,544	49,792	92,806	114,201
Selling and administrative	752,793	544,575	366,843	244,311
Management fee — related party	1,721,928	1,058,845	540,939	293,118

Total expenses	10,728,486	8,000,413	4,928,269	3,888,829

Income before minority interest and income from equity affiliates	9,952,993	9,158,331	7,016,508	4,295,666
Income from equity affiliates	525,000	—	—	—

Income before minority interest	10,477,993	9,158,331	7,016,508	4,295,666
Income allocated to minority interest	1,923,558	1,524,359	1,236,560	1,191,339

Net Income	$8,554,435	$7,633,972	$5,779,948	$3,104,327

Basic earnings per common share	$0.52	$0.48	$0.39	$0.38

Diluted earnings per common share	$0.52	$0.47	$0.38	$0.38

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2006

		Periodic		Interest Pay	Interest
		Payment		Rate	Accrual	Prior	Face		Carrying
Type	Location	Terms	Maturity Date	Index(1)	Rate Index	Liens	Amount		Amount(2)

Bridge Loans:
Co-op(3)	New York, NY	Interest Only	Apr-07	12% Fixed	N/A	$—	$1,300,000		$1,300,000
Multifamily(3)(8)	Indiana	Interest Only	Mar-07	LIBOR + 4.25%	N/A	—	7,749,538		7,749,538
Multifamily(8)	Evansville, IN	Interest Only	Mar-07	LIBOR + 4.25%	N/A	—	2,500		2,500
Commercial(3)	Brooklyn, NY	Interest Only	Oct-07	LIBOR + 4.75%	N/A	—	4,663,944		4,663,944
Condo	New York, NY	Interest Only	Apr-07	LIBOR + 4.00%	N/A	—	37,125,265		37,125,976
Multifamily(3)	Marion, IN	Interest Only	Feb-11	7.07% Fixed LIBOR + 3.65% LIBOR	N/A	—	7,200,000		7,173,811
Condo	New York, NY	Interest Only	May-07	Floor 3.09% LIBOR + 4.50% LIBOR	N/A	—	44,448,281		44,343,014
Commercial	Brooklyn, NY	Interest Only	Aug-07	Floor 3.38%	N/A	—	27,000,000		26,969,178
Commercial	Brooklyn, NY	Interest Only	Aug-10	6.45% Fixed	N/A	—	25,000,000		25,000,000
Condo	New York, NY	Interest Only	Nov-07	LIBOR + 4.00% LIBOR + 2.50% LIBOR	N/A	—	20,902,764		20,223,955
Multifamily	Columbia, SC	Interest Only	Jan-08	Floor 4.37% LIBOR + 4.35% LIBOR	N/A	—	4,525,300		4,501,484

Office	New York, NY	Interest Only	Feb-07	Floor 4.57% LIBOR + 5.00% LIBOR	N/A	—	1,986,158		1,986,158
Commercial	New York, NY	Interest Only	Feb-08	Floor 4.53% LIBOR + 6.00% LIBOR	N/A	—	13,603,239		13,603,239
Hotel	St. Louis, MO	Interest Only	Feb-08	Floor 4.42%	N/A	—	4,776,889		4,791,148
Land	Homewood, CA	Interest Only	Jun-11	10.3715% Fixed	Fixed 12.742%	—	53,962,648	(7)	53,820,062
Multifamily	Moline, IL	Interest Only	Apr-07	LIBOR + 2.75%	N/A	—	1,200,000		1,200,000
Hotel(3)	New York, NY	Interest Only	Jan-08	LIBOR + 4.00%	N/A	—	50,159,187		50,159,187
Office	New York, NY	Interest Only	Feb-07	LIBOR + 4.00%	N/A	—	51,244,378		51,244,378
Office	New York, NY	Interest Only	Feb-07	12.00% Fixed	N/A	—	2,943,323		2,943,324
Multifamily	Fort Wayne, IN	Interest Only	May-07	7.75% Fixed	N/A	—	8,837,956		8,806,870
Condo	Philadelphia, PA	Interest Only	Jul-08	LIBOR + 3.50%	N/A	—	20,152,735		19,955,843
Office	Brooklyn, NY	Interest Only	Aug-07	11.00% Fixed	N/A	—	1,348,624		1,348,624
Multifamily	Columbia, SC	Interest Only	Jul-11	8.271% Fixed	N/A	—	6,813,275	(5)	6,813,275
Multifamily	Fort Wayne, IN	Interest Only	Aug-11	8.15% Fixed	N/A	—	4,177,330	(6)	4,177,330
Condo	Clearwater, FL	Interest Only	Dec-08	LIBOR + 3.50%	N/A	—	67,777,660		67,795,661
Multifamily	Baltimore, MD	Interest Only	Sep-08	LIBOR + 1.75%	N/A	—	30,690,000		30,429,578
Multifamily	Gainesville, GA	Interest Only	Sep-08	LIBOR + 1.75%	N/A	—	18,810,000		18,650,620
Multifamily	New York, NY	Interest Only	Apr-07	LIBOR + 5.00% LIBOR Floor 5.33%	N/A	—	28,568,564		28,568,564
Hotel	Daytona, FL	Interest Only	Jan-09	LIBOR + 1.1583%	N/A	—	60,000,000		59,743,587
Retail	New York, NY	Interest Only	Nov-07	LIBOR + 2.30%	N/A	—	30,000,000		30,019,153
Office	Phoenix ,AZ	Interest Only	Jun-08	LIBOR + 1.50%	N/A	—	22,400,000		22,420,994
Multifamily	Tallahassee, FL	Interest Only	Jun-08	LIBOR + 2.50%	N/A	—	14,500,000		14,520,565
Hotel	Long Beach, CA	Interest Only	Nov-07	LIBOR + 4.75%	N/A	—	9,160,000		9,076,726
Land	West Hollywood, CA	Interest Only	Jan-08	8.5228% Fixed	N/A	—	18,315,000		18,315,609
Office	New York, NY	Interest Only	Aug-08	LIBOR + 2.50%	N/A	—	96,000,000		96,034,671
Retail	Lower Burrell, PA	Interest Only	Jun-08	LIBOR + 4.50%	N/A	—	2,802,300		2,761,055
Multifamily	New York, NY	Interest Only	Dec-16	6.2993% Fixed	N/A	—	42,806,799		42,167,813
Multifamily	New York, NY	Interest Only	Mar-08	LIBOR + 1.50%	N/A	—	28,000,000		28,030,658
Land	Jacksonville, FL	Interest Only	Oct-07	12.00% Fixed	N/A	—	22,840,000		22,690,682
Condo	New York, NY	Interest Only	Dec-07	LIBOR + 4.15%	N/A	—	70,921,399	(4)	70,943,840

						$—	$964,715,056		$962,072,613

(1)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(2)	The carrying amounts approximate the federal income tax basis.

(3)	Reflects loans that have been extended during the period.

(4)	The loans are collateralized by the same underlying real estate property.

(5)	The loans are collateralized by the same underlying real estate property.

(6)	The loans are collateralized by the same underlying real estate property.

(7)	The loans are collateralized by the same underlying real estate property.

(8)	Related party loans as discussed in Note #11 of the consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2006

		Periodic		Interest Pay	Interest
		Payment		Rate	Accrual	Prior	Face		Carrying
Type	Location	Terms	Maturity Date	Index(1)	Rate Index	Liens	Amount		Amount(2)

Mezzanine Loans:
Condo	New York, NY	Interest Only	Dec-07	LIBOR + 7.00%	Fixed 14.00%	$70,921,399	$26,496,716	(4)	$26,496,716
Office(3)	New York, NY	Interest Only	Dec-07	LIBOR + 6.25% LIBOR Floor 1.75%	N/A	82,814,859	35,185,141		35,146,090
Office(3)	New York, NY	Interest Only	Dec-07	LIBOR +3.00%	N/A	50,000,000	32,814,859		32,816,317
Multifamily	Tampa, FL	Interest Only	Dec-09	LIBOR + 5.50% LIBOR Floor 1.50%	N/A	7,581,197	4,000,000		3,974,111
Office	Washington D.C.	Interest Only	May-07	LIBOR + 7.00%	N/A	120,000,000	25,000,000		25,000,000
Land	New York, NY	Interest Only	Feb-09	LIBOR + 5.00% LIBOR Floor 2.59%	N/A	5,942,925	10,957,870		10,957,870

Condo	Kapaa Kauai, HI	Interest Only	Apr-07	LIBOR + 5.00% LIBOR Floor 2.85%	N/A	—	13,800,000		13,800,000
Office	New York, NY	Interest Only	Mar-15	8.166% Fixed	N/A	265,000,000	45,000,000		44,011,081
Multifamily	Ypsilanti, MI	Interest Only	Jan-08	LIBOR + 6.05%	N/A	34,564,892	8,541,899		8,551,976
Hotel	New York, NY	Interest Only	Apr-07	9.00% Fixed	N/A	35,926,370	28,000,000		28,000,000
Office	Various	Interest Only	Apr-15	9.39% Fixed	N/A	127,500,000	12,500,000		12,485,034
Condo	New York, NY	Interest Only	Apr-08	LIBOR + 10.5% LIBOR Floor 2.50%	N/A	344,290,401	28,000,000		28,000,000
Condo	New York, NY	Interest Only	Apr-08	LIBOR + 6.75% LIBOR Floor 2.50%	N/A	235,290,401	49,000,000		49,028,976
Office	Manhasset, NY	Interest Only	Jun-15	10.00% Fixed	N/A	50,595,000	9,000,000		8,839,041
Office	New York, NY	Interest Only	Nov-09	5.3979% Fixed	N/A	246,000,000	9,500,000		9,035,641
Office	New York, NY	Interest Only	Nov-09	5.3979% Fixed	N/A	238,450,000	7,550,000		6,930,245
Retail	Richmond, KY	Interest Only	Oct-08	LIBOR + 5.00% LIBOR Floor 3.85%	N/A	15,008,954	3,000,000		2,973,420
Office	St. Louis, MO	Interest Only	Aug-15	5.32% Fixed	N/A	125,500,000	25,500,000		19,273,056
Multifamily	Salt Lake City, UT	Interest Only	Oct-08	LIBOR + 6.25% LIBOR Floor 4.07%	N/A	17,996,409	2,182,642		2,157,482
Hotel	various	Interest Only	Sep-07	LIBOR + 2.75%	N/A	1,293,695,000	30,653,000		30,661,742
Multifamily	Winter Springs, FL	Interest Only	Dec-10	8.21% Fixed	N/A	30,612,100	5,001,516		5,001,516
		Principal and
Multifamily	Las Vegas, NV	Interest	Jan-14	6.93% Fixed	N/A	4,688,901	748,485		748,485
Office	Various	Interest Only	Oct-07	LIBOR + 2.75% LIBOR Floor 4.375%	N/A	215,000,000	40,000,000		40,034,993
Condo	New York, NY	Interest Only	Apr-08	LIBOR + 6.20% LIBOR Floor 2.50%	N/A	284,290,401	60,000,000		60,010,766
Commercial	New York, NY	Interest Only	Apr-08	LIBOR + 3.00% LIBOR Floor 2.50%	N/A	—	30,000,000		30,000,000
Office	Philadelphia, PA	Interest Only	Mar-16	10.07% Fixed	N/A	122,000,000	10,000,000		9,828,807
Office	New York, NY	Interest Only	Feb-07	LIBOR + 4.39% LIBOR Floor 4.57%	N/A	1,986,159	37,414,989		37,414,989
Office	New York, NY	Interest Only	Nov-12	9.3471% Fixed	N/A	545,000,000	20,000,000		20,041,210
		Principal and
Multifamily	Fort Wayne, IN	Interest	Mar-11	7.10% Fixed	N/A	7,540,000	1,913,086		1,913,086
				LIBOR + 3.735%
Hotel	Daytona Beach, FL	Interest Only	Jan-09	LIBOR Floor 3.95%	N/A	60,000,000	20,000,000		19,928,835
				LIBOR + 3.985%
Hotel	Daytona Beach, FL	Interest Only	Jan-09	LIBOR Floor 3.95%	N/A	80,000,000	15,000,000		14,969,249
Hotel	New York, NY	Interest Only	Jan-08	LIBOR + 3.50%	N/A	450,000,000	40,000,000		40,002,059
Hotel	Various	Interest Only	Feb-10	LIBOR + 3.25% LIBOR Floor 4.57%	N/A	2,535,000,000	25,000,000		25,009,378
Multifamily	College Park, MD	Interest Only	Sep-10	8.86% Fixed	N/A	93,000,000	5,000,000		5,016,555
				LIBOR + 6.00% LIBOR
Multifamily	Los Angeles, CA	Interest Only	Jan-09	Floor 4.437%	N/A	18,400,000	3,500,000		3,458,070

(1)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(2)	The carrying amounts approximate the federal income tax basis.

(3)	Reflects loans that have been extended during the period.

(4)	The loans are collateralized by the same underlying real estate property.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2006

		Periodic		Interest	Interest
		Payment	Maturity	Pay Rate	Accrual	Prior	Face		Carrying
Type	Location	Terms	Date	Index(1)	Rate Index	Liens	Amount		Amount(2)

Mezzanine Loans (Continued):
Hotel	Groton, CT	Principal and Interest	Nov-10	7.89% Fixed	N/A	21,051,293	3,714,426		3,769,052
Hotel	Groton, CT	Interest Only	Nov-10	8.55% Fixed	N/A	24,765,717	9,000,000		9,003,092
Condo	San Jose, CA	Interest Only	Jun-09	9.00% Fixed	Fixed 15.00%	—	10,745,800		10,745,804
Multifamily	Los Angeles, CA	Principal and Interest	Jun-16	7.65% Fixed	N/A	11,012,056	1,815,380		1,815,380
Multifamily	Moline, IL	Interest Only	May-16	7.94% Fixed	N/A	7,735,000	886,200		886,200
Office	Washington, DC	Interest Only	Jul-08	LIBOR + 4.50%	N/A	105,038,686	20,000,000		20,005,873
Land	Homewood, CA	Interest Only	Jun-11	—	N/A	53,962,648	10,000,000	(7)	10,000,000
Office	Cincinnati, OH	Interest Only	May-16	10.50% Fixed	N/A	83,500,000	6,500,000		6,523,695
Office	Dallas, TX	Interest Only	Jun-16	9.333% Fixed	N/A	81,000,000	7,000,000		7,014,352
Hotel	Chicago, IL	Interest Only	Jun-08	LIBOR +6.00%	N/A	55,900,000	20,000,000		19,941,965
Office	Providence, RI	Interest Only	Aug-11	12.80% Fixed	N/A	16,000,000	2,800,000		2,800,000
Multifamily	Various	Interest Only	Oct-08	LIBOR + 5.625%	N/A	3,006,500,000	112,600,000		112,350,565
Hotel	Various	Interest Only	May-08	LIBOR +1.70%	N/A	115,000,000	50,000,000		49,893,097
Multifamily	Chesapeake, VA	Interest Only	Dec-16	LIBOR + 4.25%	N/A	63,000,000	4,000,000		4,000,000
Multifamily	MD	Interest Only	Dec-11	5.00% Fixed	Fixed 11.246%	135,280,000	33,100,000		33,100,000

						$11,594,340,768	$1,012,422,010		$1,003,365,871

Preferred Equity Loans:
Hotel	New York, NY	Interest Only	Apr-07	9.00% Fixed	N/A	$63,926,370	$2,000,000		$2,000,000
Office	New York, NY	Interest Only	Oct-08	LIBOR + 5.50% LIBOR Floor 4.037%	N/A	12,578,809	11,000,000		11,000,000
Multifamily	Brooklyn, NY	Interest Only	Jan-16	LIBOR + 5.00% LIBOR Floor 4.48%	N/A	16,000,000	1,900,000		1,912,030
Multifamily	Houston, TX	Interest Only	Jul-16	LIBOR + 4.50%	N/A	38,600,000	2,000,000		2,000,485
Multifamily	Columbia, SC	Interest Only	Jul-11	11.13% Fixed	N/A	6,813,275	250,000	(5)	250,000
Multifamily	Tuscaloosa, Al	Interest Only	Aug-16	LIBOR + 4.50%	N/A	25,000,000	2,000,000		2,003,879
Multifamily	Fort Wayne, IN	Interest Only	Aug-11	11.40% Fixed	N/A	4,177,330	286,955	(6)	286,955
Multifamily	Charlotte, NC	Interest Only	Oct-16	LIBOR + 4.50%	N/A	32,940,000	2,400,000		2,419,520
Multifamily	Columbia, SC	Interest Only	Oct-16	LIBOR + 4.50%	N/A	24,560,000	1,600,000		1,619,884

						$224,595,784	$23,436,955		$23,492,753

Other Loans:
Hotel	Miami, FL	Interest Only	Sep-23	7.39% Fixed	N/A	$8,833,602	$1,845,865		$1,845,865
Commercial	New York, NY	Interest Only	Apr-08	5.00% Fixed	Fixed 10.00%	—	9,000,000		9,000,000
Commercial	New York, NY	Interest Only	Apr-08	LIBOR + 4.00%	N/A	—	1,500,000		1,500,000

						$8,833,602	$12,345,865		$12,345,865

						$11,827,770,154	$2,012,919,886		$2,001,277,102

(1)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(2)	The carrying amounts approximate the federal income tax basis.

(3)	Reflects loans that have been extended during the period.

(4)	The loans are collateralized by the same underlying real estate property.

(5)	The loans are collateralized by the same underlying real estate property.

(6)	The loans are collateralized by the same underlying real estate property.

(7)	The loans are collateralized by the same underlying real estate property.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2006

The following table reconciles the Company’s loans and investments carrying amounts from January 1, 2006 to December 31, 2006:

Balance — January 1, 2006	$1,254,575,444
Additions during period:
New loan originations	1,458,153,387
Funding of unfunded loan commitments(1)	99,403,188
Accretion of unearned revenue	4,536,713
Deductions during period:
Loan payoffs	(694,679,234)
Loan partial payoffs	(9,787,780)
Unfunded loan commitments(1)	(107,821,883)
Unearned revenue	(3,102,733)

Balance — December 31, 2006	$2,001,277,102

(1)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arbor Realty Trust, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respect. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2007 Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information contained in the section captioned “Executive Compensation” of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners & Management” of the 2007 proxy Statement is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in the section captioned “Certain Relationships and Related Transactions and Director Independence” of the 2007 proxy Statement is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2007 proxy Statement is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	and (c) Financial Statements and Schedules.

See the “Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries” and the “Index to the Consolidated Financial Statements of the Structured Finance Business of Arbor Commercial Mortgage, LLC and Subsidiaries,” each included in Item 8 of this report.

(b)	Exhibits.

See the Index to Exhibits on the following page.

Exhibit
Number	Description

2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*
2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*
3.1	Articles of Incorporation of the Registrant*
3.2	Articles of Amendment to Articles of Incorporation of the Registrant.‡
3.3	Articles Supplementary of the Registrant*
3.4	Bylaws of the Registrant*
4.1	Form of Certificate for Common Stock*
4.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*
10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†
10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*
10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*
10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)*
10.9	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated)‡‡
10.10	Form of Restricted Stock Agreement*
10.11	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*
10.12	Form of Indemnification Agreement*
10.13	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*
10.14	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**
10.15	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*
10.16	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*
10.17	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

Exhibit
Number	Description

10.18	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein.†
10.19	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.†
10.20	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC.†
10.21	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.‡
10.22	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC.‡
10.23	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc. Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC***
10.24	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association.
10.25	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC.
10.26	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association.
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2007.

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman
Name:     Ivan Kaufman

Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2007

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ William Helmreich William Helmreich	Director	February 28, 2007

/s/ C. Michael Kojaian C. Michael Kojaian	Director	February 28, 2007

/s/ Melvin F. Lazar Melvin F. Lazar	Director	February 28, 2007

/s/ Walter K. Horn Walter K. Horn	Director	February 28, 2007

/s/ Joseph Martello Joseph Martello	Director	February 28, 2007

/s/ Karen Edwards Karen Edwards	Director	February 28, 2007

/s/ Kyle Permut Kyle Permut	Director	February 28, 2007

/s/ Archie R. Dykes Archie R. Dykes	Director	February 28, 2007