Form 10-Q
period 2007-03-31
ARBOR REALTY TRUST INC
filed 2007-05-07
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 17,349,475 outstanding (excluding 279,400 shares held in the treasury) as of May 3, 2007.

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

CAUTIONARY STATEMENTS
     The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.
     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ending December 31, 2006. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ending December 31, 2006.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and cash equivalents	$8,106,495	$7,756,857
Restricted cash	115,043,453	84,772,062
Loans and investments, net	2,279,472,485	1,993,525,064
Related party loans, net	—	7,752,038
Available-for-sale securities, at fair value	—	22,100,176
Investment in equity affiliates	28,910,033	25,376,949
Other assets	69,359,599	63,062,065

Total Assets	$2,500,892,065	$2,204,345,211

Liabilities and Stockholders’ Equity:
Repurchase agreements	$571,451,002	$395,847,359
Collateralized debt obligations	1,144,049,000	1,091,529,000
Junior subordinated notes to subsidiary trust issuing preferred securities	222,962,000	222,962,000
Notes payable	140,569,360	94,574,240
Due to related party	5,157,967	3,983,647
Due to borrowers	13,106,797	16,067,295
Other liabilities	32,305,435	17,802,341

Total liabilities	2,129,601,561	1,842,765,882

Minority interest	66,837,456	65,468,252
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,509,775 shares issued, 17,230,375 shares outstanding at March 31, 2007 and 17,388,770 shares issued, 17,109,370 shares outstanding at December 31, 2006	175,098	173,888
Additional paid-in capital	277,174,607	273,037,744
Treasury stock, at cost – 279,400 shares	(7,023,361)	(7,023,361)
Retained earnings	34,157,839	27,732,489
Accumulated other comprehensive (loss)/income	(68,896)	2,152,556

Total stockholders’ equity	304,453,048	296,111,077

Total liabilities and stockholders’ equity	$2,500,892,065	$2,204,345,211

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:

Interest income	$66,460,653	$40,688,671
Other income	6,170	71,347

Total revenue	66,466,823	40,760,018

Expenses:
Interest expense	32,112,519	18,350,312
Employee compensation and benefits	1,441,148	1,154,931
Stock based compensation	451,560	422,415
Selling and administrative	1,059,019	787,822
Management fee — related party	4,873,682	4,152,773

Total expenses	39,937,928	24,868,253

Income before income from equity affiliates, minority interest and provision for income taxes	26,528,895	15,891,765
Income from equity affiliates	—	2,909,292

Income before minority interest and provision for income taxes	26,528,895	18,801,057
Income allocated to minority interest	3,680,314	3,396,810

Income before provision for income taxes	22,848,581	15,404,247
Provision for income taxes	6,085,000	50,000

Net income	$16,763,581	$15,354,247

Basic earnings per common share	$0.98	$0.90

Diluted earnings per common share	$0.97	$0.90

Dividends declared per common share	$0.60	$0.70

Weighted average number of shares of common stock outstanding:

Basic	17,183,318	17,086,849

Diluted	21,029,957	20,920,197

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

										Accumulated
		Preferred	Preferred							Other
	Comprehensive	Stock	Stock Par	Common	Common Stock	Additional Paid-	Treasury	Treasury	Retained	Comprehensive
	Income	Shares	Value	Stock Shares	Par Value	in Capital	Stock Shares	Stock	earnings	Income/(Loss)	Total
Balance- January 1, 2007		3,776,069	$37,761	17,388,770	$173,888	$273,037,744	(279,400)	$(7,023,361)	$27,732,489	$2,152,556	$296,111,077

Issuance of common stock				121,005	1,210	3,639,834					3,641,044

Stock based compensation						451,560					451,560

Distributions–common stock									(10,338,231)		(10,338,231)

Adjustment to minority interest from increased ownership in ARLP						45,469					45,469

Net income	16,763,581								16,763,581		16,763,581

Net unrealized gain on securities available for sale	98,377									98,377	98,377

Unrealized loss on derivative financial instruments	(2,319,829)									(2,319,829)	(2,319,829)

Balance-March 31, 2007	$14,542,129	3,776,069	$37,761	17,509,775	$175,098	$277,174,607	(279,400)	$(7,023,361)	$34,157,839	$(68,896)	$304,453,048

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$16,763,581	$15,354,247
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation	451,560	422,415
Minority interest	3,680,313	3,396,810
Amortization and accretion of interest	443,061	(33,736)
Non-cash incentive compensation to manager	4,196,867	3,491,111
Gain on sales of securities available for sale	(30,182)	—
Changes in operating assets and liabilities:
Others assets	(9,275,749)	72,321
Other liabilities	14,503,094	(5,682,470)
Deferred origination fees	(4,018)	(95,600)
Due to related party	(3,022,547)	(1,801,621)

Net cash provided by operating activities	27,705,980	15,123,477

Investing activities:
Loans and investments originated and purchased, net	(547,285,360)	(251,309,021)
Payoffs and paydowns of loans and investments	269,700,044	158,403,377
Due to borrowers	(2,960,498)	(7,008,234)
Prepayments on securities available for sale	3,358,184	2,219,837
Proceeds from sales of securities available for sale	18,792,592	—
Change in restricted cash	(30,271,391)	(112,722,988)
Contributions to equity affiliates	(3,533,084)	(188,702)

Net cash used in investing activities	(292,199,513)	(210,605,731)

Financing activities:
Proceeds from notes payable and repurchase agreements	520,209,991	179,013,139
Payoffs and paydowns of notes payable and repurchase agreements	(298,611,228)	(331,694,122)
Proceeds from issuance of collateralized debt obligation	55,700,000	356,250,000
Payoffs and paydowns of collateralized debt obligations	(3,180,000)	(2,000,000)
Issuance of common stock	3,641,044	1,467,767
Distributions paid to minority interest	(2,265,641)	(2,643,248)
Distributions paid on common stock	(10,338,231)	(11,935,975)
Contributions from minority shareholders	—	116,000
Payment of deferred financing costs	(312,764)	(6,732,435)

Net cash provided by financing activities	264,843,171	181,841,126

Net increase/(decrease) in cash and cash equivalents	349,638	(13,641,128)
Cash and cash equivalents at beginning of period	7,756,857	19,427,309

Cash and cash equivalents at end of period	$8,106,495	$5,786,181

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$30,481,254	$13,847,444

Cash used to pay taxes	$159,721	$12,387

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
     The Company sold 6.8 million shares of its common stock in an initial public offering on April 13, 2004 for net proceeds of approximately $125.4 million, which the Company used to pay down indebtedness. In addition, in May 2004 the underwriters exercised a portion of their over allotment option, which resulted in the issuance of 0.5 million additional shares for net proceeds of approximately $9.8 million. Additionally, in 2004, 1.3 million common stock warrants were exercised, which resulted in the issuance of 1.0 million common shares and proceeds of $12.9 million. In October 2004, the Company received proceeds of approximately $9.4 million from the exercise of warrants by ACM for a total of 0.6 million operating partnership units. In 2005, approximately 0.6 million shares of common stock were issued from the exercise of warrants, incentive management fee payments and grants of restricted stock to certain employees of the Company and ACM. In 2006, approximately 0.3 million shares of common stock were issued from incentive management fee payments and grants of restricted stock to certain employees of the Company and ACM. For the three months ended March 31, 2007 the Company issued 0.1 million shares from incentive management fee payments. As of March 31, 2007, the Company had 17,230,375 shares of common stock outstanding.
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007.
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
March 31, 2007
(Unaudited)
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
     Restricted Cash
          On March 31, 2007 and December 31, 2006, the Company had restricted cash of $115.0 million and $84.8 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations”. The balance as of March 31, 2007 primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs, which are remitted to the Company quarterly in the month following the quarter.
     Capitalized Interest
          The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures which is accounted for using the equity method, is in the process of using funds to acquire qualifying assets for its planned principal operations. During the three months ended March 31, 2007 and 2006, the Company capitalized $0.3 million and $0.2 million, respectively, of interest relating to this investment.
     Revenue Recognition
          Interest Income - Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2007 and 2006, the Company recorded $16.8 million and $7.8 million of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Income Taxes
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. During the quarter ended March 31, 2007 and March 31, 2006, the Company recorded a $6.1 million and $0.1 million, respectively, provision for income taxes related to the assets that are held in taxable REIT subsidiaries. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2007 and March 31, 2006.
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
     Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.
     The following is a summary of derivative financial instruments held by the Company as of March 31, 2007 and December 31, 2006: (Dollars in Thousands)

	Notional	Notional		Fair	Fair
	Value	Value		Value	Value
Designation	March 31,	December 31,	Expiration	March 31,	December 31,
Cash Flow	2007	2006	Date	2007	2006
Non-Qualifying	$1,178,947	$1,203,948	2009 - 2015	$767	$1,514

Qualifying	$679,719	$445,366	2007 - 2017	$(1,534)	$658

     The fair value of Non-Qualifying Hedges as of March 31, 2007 and December 31, 2006 was $0.8 million and $1.5 million, respectively, and is recorded in other assets and other liabilities on the Balance Sheet. For the three

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
months ended March 31, 2007 and 2006 the change in unrealized fair value of the Non-Qualifying Swaps was ($0.7) million and $0.1 million respectively, and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of March 31, 2007 and December 31, 2006 was ($1.5) million and $0.7 million, respectively and is recorded in Other Comprehensive Income and in other assets and other liabilities on the Balance Sheet. As of March 31, 2007, the Company expects to reclassify approximately $(1.5) million of Other Comprehensive Income (Loss) from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.
     In January 2007, the Company terminated an interest rate swap derivative at market value and recorded an unrealized deferred hedging loss of $52,624 in other comprehensive income. Gains and losses on terminated swaps are being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life. The Company has deferred approximately $1.5 million of such gains through other comprehensive income at both March 31, 2007 and December 31, 2006. The Company recorded $0.1 million as a reduction to interest expense related to the accretion of these gains for both the three months ended March 31, 2007 and 2006. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.
     In January 2007, the Company terminated an interest rate swap agreement on one of its junior subordinated notes relating to one of its series of Trust Preferred securities. The interest rate swap was being accounted for as a non-qualifying interest rate swap as a result of a technical clarification of accounting for interest rate swaps on Trust Preferred securities. As changes in the market value of non-qualifying swaps are recorded through the income statement the termination of this swap resulted in a gain of approximately $39,516 during the three months ended March 31, 2007.
     The cumulative amount of other comprehensive income related to net unrealized gains (losses) on derivatives designated as Cash Flow Hedges as of March 31, 2007 and December 31, 2006 of $(0.1) million and $2.3 million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(1.6) million and $0.7 million, respectively, and deferred gains on termination of interest swaps of $1.5 million and $1.6 million, respectively.
Variable Interest Entities
     Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
     The Company has evaluated its loans and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2007, the Company has identified 36 loans and investments which were made to entities determined to be VIE’s.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
The following is a summary of the identified VIE’s as of March 31, 2007.

Type	Carrying Amount	Property	Location
Loan and investment	$63,962,648	Land	California
Loan and investment	47,710,938	Office	New York
Loan	30,653,000	Hotel	Various
Loan and investment	104,473,178	Condo	New York
Loan	17,050,000	Office	New York
Loan	1,900,000	Multifamily	New York
Loan	10,000,000	Office	Pennsylvania
Loan	7,160,725	Multifamily	South Carolina
Loan	4,450,740	Multifamily	Indiana
Loan	7,000,000	Office	Texas
Loan	2,800,000	Office	Rhode Island
Loan	28,000,000	Office	New York
Loan	4,000,000	Multifamily	Virginia
Loan	1,600,000	Multifamily	South Carolina
Loan	2,400,000	Multifamily	North Carolina
Loan	30,000,000	Commercial	New York
Loan	14,500,000	Multifamily	Florida
Loan	112,600,000	Multifamily	Various
Loan	33,100,000	Multifamily	Maryland
Loan	63,885,000	Multifamily	New York
Loan	3,997,790	Multifamily	Louisiana
Loan	2,700,000	Multifamily	Ohio
Loan	1,960,000	Office	South Carolina
Loan	67,000,000	Office	New York
Loan	7,852,040	Multifamily	Indiana
Loan	63,031,688	Multifamily	Florida
Loan	2,000,000	Multifamily	Florida
Loan and investment	4,876,000	Multifamily	Indiana
Loan	3,738,300	Hotel	Arizona
Investment	1,550,000	Junior subordinated notes (1)	N/A
Investment	1,550,000	Junior subordinated notes (1)	N/A
Investment	820,000	Junior subordinated notes (1)	N/A
Investment	780,000	Junior subordinated notes (1)	N/A
Investment	774,000	Junior subordinated notes (1)	N/A
Investment	774,000	Junior subordinated notes (1)	N/A
Investment	464,000	Junior subordinated notes (1)	N/A

(1)	These entities that issued the junior subordinated notes are VIE’s. It is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.
     For the 36 VIE’s identified, the Company has determined that they are not the primary beneficiaries of the VIE’s and as such the VIE’s should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Company has determined they are not VIE’s. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.
Recently Issued Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s Consolidated Financial Statements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 3 — Loans and Investments

			At March 31, 2007		At December 31, 2006
	March 31,	December 31,	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2007	2006	Count	Pay Rate	Count	Pay Rate
	(Unaudited)		(Unaudited)
Bridge loans	$1,201,669,228	$956,963,018	51	8.10%	39	8.54%
Mezzanine loans	590,831,062	646,300,830	35	9.79%	34	9.89%
Junior participations	436,841,666	366,121,180	18	8.73%	16	8.96%
Preferred equity investments	48,786,955	23,436,955	11	9.79%	9	10.32%
Other	12,333,580	12,345,865	3	5.88%	3	5.89%

	2,290,462,491	2,005,167,848	118	8.68%	101	9.06%

Unearned revenue	(10,990,006)	(11,642,784)

Loans and investments, net	$2,279,472,485	$1,993,525,064

     During 2005, the Company originated a $28.0 million mezzanine loan and a $2.0 million preferred equity investment secured by an upscale hotel in Manhattan. The Company also had a 33.33% carried profits interest in the borrowing entity. In March 2007, the borrowing entity sold the property and the Company received $16.0 million for its profits interest as well as full repayment of the $2.0 million preferred equity investment and $28.0 million outstanding mezzanine loan.
     In March 2007, the Company originated a $6.4 million bridge loan and $0.3 million preferred equity loan secured by a 264 unit apartment complex situated on 25 acres in Indianapolis. The loan accrues interest based on the 5-year treasury rate plus 334 basis points and matures in March 2012. In addition, the Company has a 25% equity kicker in the borrowing entity and a 25% annual cash flow kicker. At March 31, 2007 the outstanding balance on this loan was $4.9 million. No income from the equity or cash flow kicker has been recognized for the three months ended March 31, 2007.
     At December 31, 2006, there was an $8.5 million junior participation loan in the loan and investment portfolio that was non-performing and income recognition has been suspended. In March 2007, the Company purchased the senior position of the first mortgage loan associated with this property for $34.6 million which matures in January 2008 and bears interest based on LIBOR plus 237 basis points and is also considered non-performing. In April 2007, a deed in lieu of foreclosure on the property was accepted giving the Company increased control over the property. The Company has identified a group of experienced real estate investors/operators to recapitalize and operate the property with the intent of returning the loans to performing status. Income recognition will resume when the loans become contractually current and performance has recommenced. The principal amount of these loans is not deemed to be impaired and no loan loss reserve has been recorded at this time.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of March 31, 2007, the unpaid principal balance related to 20 loans with five unrelated borrowers represented approximately 25% of total assets. The Company had 118 loans and investments as of March 31, 2007. As of March 31, 2007, 52.0%, 11.8%, and 7.4% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 4 — Available-For-Sale Securities
     The Company sold its entire securities available for sale portfolio during the three months ended March 31, 2007. The balance of the securities portfolio was $22.1 million at December 31, 2006. These securities were purchased in March 2004 with fixed rates of interest for three years until March 2007 that reset to adjustable rates of interest thereafter. As of December 31, 2006, these securities had been in an unrealized loss position for more than twelve months and the Company had the ability and intent to hold these investments until a recovery of fair value. These securities recovered their fair value during the quarter ended March 31, 2007 in conjunction with a change in interest rates. The Company sold its entire portfolio of securities available for sale and recorded a gain of $30,182. These securities were pledged as collateral for borrowings under a repurchase agreement and such repurchase agreement was also repaid during the quarter ended March 31, 2007— (See Note 6 “Debt Obligations”).
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

     During the three months ended March 31, 2007 and 2006, the Company received prepayments of $3.4 million and $2.2 million on these securities and amortized $0.1 million and $0.1 million, respectively, of the premium paid for these securities against interest income.
     The cumulative amount of Other Comprehensive Income related to unrealized gains or (losses) on these securities as of March 31, 2007 and December 31, 2006 was $0 and ($98,376), respectively.
Note 5 — Investment in Equity Affiliates
     As of March 31, 2007 and December 31, 2006, the Company had $28.9 million and $25.4 million of investments in equity affiliates, respectively.
     As of December 31, 2004, the Company had two mezzanine loans outstanding, totaling $45 million, to 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC, who used the proceeds to acquire and renovate an office building. In addition, as of December 31, 2004, the Company had a $1.5 million equity interest in an affiliate of the borrower. The Company also has participating profits interests in several affiliates of the borrower aggregating approximately 29%. In March 31, 2005, the property was refinanced with new debt and the Company’s loans totaling $45 million were repaid in full. In accordance with the refinancing, the Company was repaid its $1.5 million investment, including approximately $0.4 million of a preferred return which was recorded in income from

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
equity affiliates. In addition, the Company received a structuring fee of $0.4 million for arranging the financing which was recorded in other income. The Company participated in $45 million of new debt in the form of a mezzanine loan that matures in March 2015 with a fixed rate of 8.17%. In addition, the Company invested $2.7 million in an affiliate of the borrower which entitles the Company to a preferred return of 12.5% in this limited liability corporation. In February 2007, the Company, as part of an investor group in 450 Holdings LLC, entered into an agreement with Broadway Partners to transfer control of the underlying property located at 450 West 33rd Street at a value of approximately $664 million. The Company currently has an equity and profits interest in the underlying partnership of approximately 29%. In addition, the Company has a preferred equity investment of approximately $2.7 million with a 12.5% return and $45.0 million of mezzanine debt on the property. Broadway Partners has funded a $50 million deposit and the transaction is expected to close in the second quarter of 2007.
     In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owns an office property in New York City. It was intended that the property, with over one million square feet of space, would be converted from an office property into condominium units. In addition, the Company provided loans to three partners in the investor group totaling $13 million, of which $10.5 million is outstanding as of March 31, 2007. The loans are secured by their ownership interest in the joint venture and mature in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137 million from the primary lender. These loans are secured by the property, require monthly interest payments based on one month LIBOR and mature in April 2008. The Company sold a participating interest in one of the loans for $59 million which was recorded as a financing and is included in notes payable. For the three months ended March 31, 2007 and the year ended December 31, 2006, the Company capitalized $0.3 million and $0.9 million, respectively, of interest on its equity investment. During 2006, the Company contributed an additional $4.2 million to the joint venture increasing its equity investment to approximately $15.6 million. During the first quarter of 2007, the Company contributed an additional $3.0 million to the joint venture increasing its equity investment to approximately $18.9 million. In April 2007, the Company contributed an additional $0.7 million to increase its equity investment to approximately $19.6 million. In April 2007, the Company, as part of an investor group in the 200 Fifth LLC Holding Partnership, entered into an agreement to sell the 200 Fifth Avenue property at a value of approximately $480 million. The investor group, on a pro-rata basis, will retain an adjacent building located at 1107 Broadway. The Company has $137 million of outstanding mezzanine debt to the partnership and a 20% equity interest in the underlying partnership. The partnership intends to use the net proceeds from the sale of the property to repay all outstanding debt on both the 200 Fifth Avenue and the 1107 Broadway properties, as well as return substantially all of the invested capital to the partners. This transaction is expected to close during the second quarter of 2007.
     In April 2007, the Company invested $2.0 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $53.1 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Repurchase agreement, Wachovia Bank National Association, $775 million committed line, expiration May 15, 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 6.96% and 6.99%, respectively	$439,757,553	$610,641,883	$328,546,202	$521,561,563

Repurchase agreement, Variable Funding Capital Company LLC, $425 million committed line, expiration March 2010, interest is variable based on the Variable Funding Capital Company commercial paper rate	—	—	—	—

Repurchase agreement, financial institution, $100 million committed line, expiration July 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 5.52% and 5.55%, respectively	—	—	20,653,994	22,100,176

Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.02% and 7.29%, respectively	58,653,449	81,121,706	46,647,163	83,459,519

Repurchase agreement, financial institution, $150 million committed line, expiration October 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.46%	73,040,000	105,000,000	—	—

Total repurchase agreements	$571,451,002	$796,763,589	$395,847,359	$627,121,258

     In October 2006, the Wachovia Bank National Association repurchase agreement was amended which increased the committed amount of this facility to $500.0 million from $350.0 million and extended the maturity to March 2007. This repurchase agreement was also amended in March 2007 to increase the amount of available financing to $775.0 million and extend the maturity to May 15, 2007. The increase in the available financing to $775.0 million will automatically be reduced down to $350.0 million on the day of the initial funding of a separate repurchase agreement that the Company entered into with the Variable Funding Capital Company, LLC.
     In March 2007, the Company entered into a $425.0 million master repurchase agreement with Variable Funding Capital Company LLC, (“VFCC”). This facility has a maturity date of March 28, 2010 and bears interest at the VFCC commercial paper rate plus pricing of 0.65% to 2.50%. The Company had not utilized this facility as of March 31, 2007.
     The Company has a $100.0 million committed line with a financial institution for the purpose of financing securities available for sale. During the first quarter of 2007, the Company sold its entire portfolio of securities available for sale and utilized the proceeds of such sale to repay this facility in its entirety. This agreement expires in July 2007 and has an interest rate of LIBOR plus 0.20%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
     In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140, that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner. However, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of March 31, 2007, the Company has six such transactions, with a book value of the associated assets of $197.1 million financed with repurchase obligations of $181.9 million. As of December 31, 2006 the Company had four such transactions, with a book value of the associated assets of $228.8 million financed with repurchase obligations of $151.0 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets.
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 9.10% and 9.11%, respectively	$27,070,000	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.61% and 8.63%, respectively	25,780,000	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.56% and 8.58%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.61% and 8.63%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.11% and 8.13%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.96% and 7.98%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.87% and 7.88%, respectively	15,464,000	15,464,000

Total junior subordinated notes	$222,962,000	$222,962,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
     The junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
     In 2006, the Company, through wholly-owned subsidiaries of the operating partnership, issued a total of $67.0 million of junior subordinated notes in two separate private placements.
     The outstanding balance under these facilities was $223.0 million at both March 31, 2007 and December 31, 2006. The current weighted average note rate was 8.35% and 8.36% at March 31, 2007 and December 31, 2006, respectively. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
     In April 2007, the Company, through wholly-owned subsidiaries of the operating partnership, issued a total of $53.1 million of junior subordinate notes in two separate private placements.
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Bridge loan warehouse, financial institution, $75 million committed line, expiration August 2007, interest rate variable based on Prime or LIBOR, the weighted average note rate was 6.92% and 7.10% , respectively	$64,348,500	$65,294,892	$20,235,000	$21,659,275

Warehousing credit facility, financial institution, $50 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.44% and 7.06%, respectively	16,695,860	21,403,778	11,814,240	13,365,451

Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR	59,400,000	59,400,000	59,400,000	59,400,000

Junior loan participation, maturity December 2008, secured by Company’s interest in a first mortgage loan with a principal balance of $68.5 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. The loan participation was paid in full in February 2007	—	—	3,000,000	3,000,000

Junior loan participation, maturity April 2007, secured by Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest is based on a portion of the interest received from the loan, the loan has a fixed rate of interest.	125,000	125,000	125,000	125,000

Total notes payable	$140,569,360	$146,223,670	$94,574,240	$97,549,726

     In 2006, the Company entered into a junior loan participation with a total outstanding balance at December 31, 2006 of $3.0 million. This participation borrowing had a maturity date equal to the corresponding mortgage loan and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
was secured by the participant’s interest in the mortgage loan. This loan participation was paid in full in February 2007.
Collateralized Debt Obligations
     At March 31, 2007 and December 31, 2006, the Company had total outstanding note balances in its CDOs of $1.14 billion and $1.09 billion, respectively.
     On December 14, 2006, the Company completed its third collateralized debt obligation issuing to third party investors 10 tranches of investment grade collateralized debt obligations (“CDO III”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. (“the Issuer III”). The Issuer III holds assets, consisting primarily of bridge loans, junior participations, mezzanine loans and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade rated notes with a principal amount of approximately $447.5 million, as well as a $100.0 million investment grade revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The 10 investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44%, including the $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO III may be replenished with substitute collateral for loans that are repaid during the first five years, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO III. The Company intends to own the portfolio of real estate-related assets until its maturity and accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO III is consolidated in the Company’s financial statements. The 10 investment grade tranches are treated as a secured financing, and are non-recourse to the Company. At March 31, 2007 and December 31, 2006 the CDO III note balance was $503.2 million and $447.5 million, respectively. The combined weighted average note rate at March 31, 2007 and December 31, 2006 was 5.80% and 5.82%, respectively.
     On January 11, 2006, the Company completed its second collateralized debt obligation issuing to third party investors nine tranches of investment grade collateralized debt obligations (“CDO II”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). The Issuer II holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with a principal amount of approximately $356 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. The Company accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO II is consolidated in the Company’s financial statements. The nine investment grade tranches are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the nine investment grade tranches issued in CDO II were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of the CDO’s liability. At March 31, 2007 and December 31, 2006, the CDO II note balance was $351.5 million and $352.7 million, respectively. The combined weighted average note rate at March 31, 2007 and December 31, 2006 was 6.09% and 6.11%, respectively.
     In 2005, the Company issued to third party investors four tranches of investment grade collateralized debt obligations (“CDO I”) through a newly-formed wholly-owned subsidiary of the Company. The issuer holds assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469 million, which serve as

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
collateral for CDO I. The issuer issued investment grade rated notes with a principal amount of approximately $305 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.77%. The Company accounts for this transaction on its balance sheet as a financing facility. For accounting purposes, CDO I is consolidated in the Company’s financial statements. Proceeds from CDO I are distributed quarterly with approximately $2.0 million being paid to investors as a reduction of the CDO’s liability. At March 31, 2007 and December 31, 2006, the CDO I note balance was $289.3 million and $291.3 million, respectively. The combined weighted average note rate at March 31, 2007 and December 31, 2006 was 6.08% and 6.10%, respectively.
Debt Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented.
Note 7 — Minority Interest
     On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest in ARLP. In April 2004, the Company issued 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. In May 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares.
     For the three months ended March 31, 2007, the Company issued 121,005 shares of common stock, all of which were payment for ACM’s incentive management fee. This had a nominal effect on ACM’s limited partnership interest in ARLP and at March 31, 2007 minority interest was increased by $45,469 to $66.7 million to properly reflect ACM’s 18% limited partnership interest in ARLP and its wholly-owned subsidiaries.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 8 — Commitments and Contingencies
Contractual Commitments
     As of March 31, 2007, the Company had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable	$22,930	$38,817	$—	$6,204	$1,733	$11,361	$81,045
Collateralized debt obligations (2)	9,540	12,720	96,493	96,493	295,778	633,025	1,144,049
Repurchase agreements	106,725	222,637	15,833	24,350	33,935	167,971	571,451
Trust preferred securities	—	—	—	—	—	222,962	222,962
Loan Participations	125	59,400	—	—	—	—	59,525
Outstanding unfunded commitments (3)	35,285	20,207	5,379	3,318	17,906	16,000	98,095

Totals	$174,605	$353,781	$117,705	$130,365	$349,352	$1,051,319	$2,177,127

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $289.3 million of CDO I debt, $351.5 million of CDO II debt and $503.2 million of CDO III debt with a weighted average remaining maturity of 3.17, 4.64 and 5.23 years, respectively, as of March 31, 2007.

(3)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $98.1 million as of March 31, 2007, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
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
March 31, 2007
(Unaudited)
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
     In 2005, the Company issued 282,776 shares of common stock from the exercise of warrants and received net proceeds of $4.2 million. In addition, ACM was paid 191,342 common shares from incentive management fees earned. Furthermore, in 2005, the Company issued 124,500 shares of restricted common stock under the stock incentive plan to its independent directors, certain employees of the Company and of ACM. After giving effect to these transactions, the Company had approximately 17,051,391 shares issued and outstanding as of December 31, 2005.
     In 2006, ACM was paid 243,129 common shares from incentive management fees earned. Furthermore, in 2006, the Company issued 94,695 shares of restricted common stock under the stock incentive plan to its independent directors, certain employees of the Company and of ACM. In February 2006, upon the resignation of a member of the Company’s board of directors, 445 shares of restricted stock were forfeited. In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares were acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2006, the Company repurchased 279,400 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007. After giving effect to these transactions, the Company had 17,109,370 shares outstanding at December 31, 2006.
     In February 2007, ACM was paid its fourth quarter 2006 incentive management fee in 121,005 shares of common stock. The Company did not repurchase shares during the first quarter of 2007. After giving effect to these transactions, the Company had 17,230,375 shares outstanding at March 31, 2007.
     In April 2007, 110,600 shares of restricted common stock was awarded to certain employees of the Company and ACM and 8,500 restricted shares were issued to non-management members of the board of directors under the stock incentive plan. After giving effect to these transactions, the Company had 17,349,475 shares outstanding at April 30, 2007.
Note 10 — Earnings Per Share
     Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income adjusted for minority interest by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are ARLP’s operating partnership units and the potential settlement of incentive management fees in common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2007		March 31, 2006
	Basic	Diluted	Basic	Diluted
Net income	$16,763,581	$16,763,581	$15,354,247	$15,354,247
Add: Income allocated to minority interest	—	3,680,314	—	3,396,810

Earnings per EPS calculation	$16,763,581	$20,443,895	$15,354,247	$18,751,057

Weighted average number of common shares outstanding	17,183,318	17,183,318	17,086,849	17,086,849
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	70,570	—	57,279

Total weighted average common shares outstanding	17,183,318	21,029,957	17,086,849	20,920,197

Earnings per common share	$0.98	$0.97	$0.90	$0.90

Note 11 — Related Party Transactions
     As of December 31, 2006, the Company had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. The Company provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended March 31, 2007 and 2006 was approximately $0.1 million and $0.2 million, respectively.
     At March 31, 2007, $0.7 million of escrows received at loan closings were due to ACM and were included in due to related party. This payment was remitted in April 2007. At December 31, 2006, $0.1 million of escrows received by the Company at loan closings were due to ACM and were included in due to related party. Payment was remitted in January 2007.
     The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with whom it has conflicts of interest. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds an 18% limited partnership interest in the Company’s operating partnership and 21% of the voting power of its outstanding stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 12 — Distributions
     On April 25, 2007, the Company declared distributions of $0.62 per share of common stock, payable with respect to the three months ended March 31, 2007, to stockholders of record at the close of business on May 16, 2007. The Company intends to pay these distributions on May 25, 2007. In addition, on January 25, 2007, the Company declared distributions of $0.60 per share of common stock, payable with respect to the three months ended December 31, 2006, to stockholders of record at the close of business on February 5, 2007. These distributions were subsequently paid on February 20, 2007.
Note 13 — Management Agreement
     The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee. For the three months ended March 31, 2007 and 2006, ACM earned an incentive compensation installment totaling $4.2 million and $3.5 million, respectively, which were included in due to related party. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds a 9.5% return on invested funds or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, as described in the management agreement. For the three months ended March 31, 2006, ACM was paid its management fee partially in 64,891 of common shares with the remainder paid in cash totaling $1.7 million, in May 2006. For the three months ended March 31, 2007, ACM intends to elect to be paid its incentive management fee in 137,873 of common shares payable in May 2007. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. The Company recorded $0.7 million of base management fees due to ACM for both the three months ended March 31, 2007 and 2006, of which $0.2 million was included in due to related party for both periods and paid in the month subsequent to the respective periods.
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
     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT, and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code, with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. During the three months ended March 31, 2007 and 2006, we recorded a $6.1 million and $0.1 million, respectively, provision for income taxes related to the assets that are held in taxable REIT subsidiaries.
Changes in Financial Condition
     During the quarter ended March 31, 2007, we originated 28 loans and investments totaling $570.2 million, of which $531.0 million was funded as of March 31, 2007. Of the new loans and investments, 18 were bridge loans totaling $419.0 million, five were mezzanine loans totaling $50.2 million, two were junior participating interests totaling $70.7 million and three were preferred equity investments totaling $30.3 million. During the quarter ended March 31, 2007, we received repayments totaling $269.8 million, of which $146.7 million was for the repayment in full of six loans, $6.6 million for the partial repayment of eight loans and $116.5 million was concurrent with refinancings.
     Our loan portfolio balance at March 31, 2007 was $2.3 billion, with a weighted average current interest pay rate of 8.68% as compared to $2.0 billion, with a weighted average current interest pay rate of 9.06% at December 31, 2006. At March 31, 2007, advances on financing facilities totaled $2.1 billion, with a weighted average funding cost of 6.66% as compared to $1.8 billion, with a weighted average funding cost of 6.70% at December 31, 2006.

Additionally, our investment in equity affiliates at March 31, 2007 was $28.9 million as compared to $25.4 million at December 31, 2006.
     During the quarter ended March 31, 2007, we sold our entire securities available for sale portfolio. These securities were purchased in March 2004 with fixed rates of interest for three years until March 2007 that reset to adjustable rates of interest thereafter. As of December 31, 2006, these securities had a balance of $22.1 million and had been in an unrealized loss position for more than twelve months. These securities recovered their fair value during the quarter ended March 31, 2007 in conjunction with a change in interest rates. We sold our entire portfolio and recorded a gain of $30,182. These securities were pledged as collateral for borrowings under a repurchase agreement and the proceeds of the sale were utilized to repay the repurchase agreement.
     In April 2007, 8,500 restricted shares were issued to non-management members of the board of directors under the stock incentive plan. One third of the restricted stock granted was vested as of the date of grant, another one third will vest in April 2008 and the remaining third will vest in April 2009.
     In April 2007, we issued 110,600 shares of restricted common stock under the stock incentive plan to certain employees of ours and ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2008, the third one-fifth will vest in April 2009, the fourth one-fifth will vest in April 2010, and the remaining one-fifth will vest in April 2011. After giving effect to these transactions, we had 17,349,475 shares outstanding. Furthermore, in May 2007, ACM will be paid its first quarter 2007 incentive management fee in 137,873 shares of common stock.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the three months ended March 31, 2007, interest income earned on these loans and investments represented approximately 76% of our total revenues.
     Interest income may also be derived from profits of equity participation interests. For the three months ended March 31, 2007, interest on these investments represented approximately 24% of our total revenues.
     We derived interest income from our investments in mortgage related securities. For the three months ended March 31, 2007, interest on these investments represented less than 1% of our total revenues.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three months ended March 31, 2007, revenue from other income represented less than 1% of our total revenues.
Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity method of accounting. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. We did not recognize any income or losses from equity affiliates for the three months ended March 31, 2007 compared to income of $2.9 million for the three months ended March 31, 2006. The $2.9 million was the recognition of previously deferred income from excess proceeds received from the refinance of a property of one of our equity affiliates.
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

Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2007, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2007 and 2006, we recorded $16.8 million and $7.8 million of interest on such loans and investments, respectively. These amounts represent the difference between the pay rate of interest and the all-in return rate based on the contractual agreements with the borrowers. Prior to these periods, management was unable to determine if this interest was collectable.
Income Taxes
     We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. During the quarter ended March 31, 2007 and 2006, we recorded a $6.1 million and $0.1 million, respectively, provision for income taxes related to the assets that are held in taxable REIT subsidiaries. Our accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. We have not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2007 and March 31, 2006.
Derivatives and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the carrying values of interest rate swaps and caps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. During the three months ended March 31, 2007, we entered into seven additional interest rate swaps that qualify as cash flow hedges, having a total combined notional value of approximately $234.4 million. The fair value of our qualifying hedge portfolio has decreased by approximately $2.2 million from December 31, 2006 as a result of these additional swaps and a change in the projected LIBOR rates.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”
Recently Issued Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. We do not expect adoption to have a material impact on our Consolidated Financial Statements. The adoption did not have a material impact on our Consolidated Financial Statements.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.
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

Results of Operations
     The following table sets forth our results of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2007	2006	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$66,460,653	$40,688,671	$25,771,982	63%
Other income	6,170	71,347	(65,177)	(91)%

Total revenue	66,466,823	40,760,018	25,706,805	63%

Expenses:
Interest expense	32,112,519	18,350,312	13,762,207	75%
Employee compensation and benefits	1,441,148	1,154,931	286,217	25%
Stock based compensation	451,560	422,415	29,145	7%
Selling and administrative	1,059,019	787,822	271,197	34%
Management fee — related party	4,873,682	4,152,773	720,909	17%

Total expense	39,937,928	24,868,253	15,069,675	61%

Income before income from equity affiliates, minority interest and provision for income taxes	26,528,895	15,891,765	10,637,130	67%
Income from equity affiliates	—	2,909,292	(2,909,292)	nm

Income before minority interest and provision for income taxes	26,528,895	18,801,057	7,727,838	41%
Income allocated to minority interest	3,680,314	3,396,810	283,504	8%

Income before provision for income taxes	22,848,581	15,404,247	7,444,334	48%
Provision for income taxes	6,085,000	50,000	6,035,000	nm

Net income	$16,763,581	$15,354,247	$1,409,334	9%

nm — not meaningful
Revenue
     Interest income increased $25.8 million, or 63%, to $66.5 million for the three months ended March 31, 2007 from $40.7 million for the three months ended March 31, 2006. This increase was due in part to the recognition of $16.0 million of interest income for the three months ended March 31, 2007 from a 33.33% carried profits interest in a $2.0 million preferred equity investment as compared to $6.3 million of income for the three months ended March 31, 2006 from a 16.7% carried profits interest in a $30.1 million mezzanine loan that was repaid in January 2006. This income was the result of excess proceeds from the sale of the underlying property and a refinance of a portfolio of properties securing the loan, respectively. Excluding these transactions, interest income increased $16.0 million, or 47%, compared to the same period of the prior year. This increase was primarily due to a 62% increase in the average balance of loans and investments from $1.3 billion to $2.0 billion due to increased loans and investments originations. This was partially offset by a 9% decrease in the average yield on the assets from 10.63% to 9.68% as a result of a reduction in yield on new originations compared to loan payoffs from the same period in 2006, offset by an increase in LIBOR over the same period.
     Other income decreased $65,177, or 91%, to $6,170 for the three months ended March 31, 2007 from $71,347 for the three months ended March 31, 2006. This is primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.

Expenses
     Interest expense increased $13.8 million, or 75%, to $32.1 million for the three months ended March 31, 2007 compared to $18.3 million the three months ended March 31, 2006. This increase was primarily due to a 78% increase in the average debt financing on our loans and investment portfolio from $1.1 billion for the three months ended March 31, 2006 to $1.9 billion for the three months ended March 31, 2007 as a result of increased loan originations and increased financing facilities. This was partially offset by a 1% decrease in the average cost of these borrowings from 6.94% to 6.89%, due to reduced borrowing costs primarily due to an increase in total CDO debt from the same period in 2006 and 2007 combined with income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans, offset by an increase in LIBOR over the same period.
     Employee compensation and benefits expense increased $0.3 million, or 25%, to $1.5 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006. This increase was primarily due to the expansion of staffing needs in the areas of asset management, structured securitization and originations associated with the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense increased $29,145, or 7%, to $0.5 million for the three months ended March 31, 2007 compared to $0.4 million the three months ended March 31, 2006. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock awards as a result of granting 90,250 restricted shares awards subsequent to March 31, 2006 which was partially offset by the reduction in expense associated with restricted share awards that became fully vested subsequent to March 31, 2006.
     Selling and administrative expense increased $0.3 million, or 34%, to $1.1 million for the three months ended March 31, 2007 from $0.8 million for the three months ended March 31, 2006. This increase is primarily due to professional fees, including legal, accounting services, and consulting fees relating to investor relations, Sarbanes-Oxley compliance and regulatory filings.
     Management fees increased $0.7 million, or 17%, to $4.9 million for the three months ended March 31, 2007 from $4.2 million for the three months ended March 31, 2006. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased $15,000 mainly due to increased stockholder’s equity directly attributable to greater profits and contributed capital over the same period in 2006. The incentive management fees increased by $0.7 million, or 20%, to $4.2 million for the three months ended March 31, 2007 from $3.5 million for the three months ended March 31, 2006 due to increased profitability over the same periods as a result of the recognition of $16.0 million of revenue attributable to the 33.33% profits interest in a borrowing entity in 2007 compared with a recognition of $9.2 million of deferred revenue from excess proceeds received from the refinance of a property of one of our investments in equity affiliates in 2006.
Income From Equity Affiliates
     We did not recognize income from equity affiliates for the three months ended March 31, 2007. Income from equity affiliates totaled $2.9 million for the three months ended March 31, 2006 as a result of the recognition of deferred revenue from excess proceeds received from the refinance of a property of one of our investments in equity affiliates.
Income Allocated to Minority Interest
     Income allocated to minority interest increased $0.3 million, or 8%, to $3.7 million for the three months ended March 31, 2007 from $3.4 million for the three months ended March 31, 2006. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 9% increase in income before minority interest over the same periods.

Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. As a REIT, we generally are not subject to federal income tax on the portion of our REIT taxable income which is distributed to our stockholders, provided that at least 90% of the taxable income is distributed and provided that certain other requirements are met. As of March 31, 2007 and 2006, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the three months ended March 31, 2007 and 2006.
     We also have certain investments in taxable REIT subsidiaries which are subject to federal and state income taxes. During the three months ended March 31, 2007 and 2006, we recorded a $6.1 million and $0.1 million provision, respectively, on income from these taxable REIT subsidiaries. The increased provision for the three months ended March 31, 2007 resulted from a $16.0 million distribution received during the quarter ended March 31, 2007 representing the portion attributable to the 33.33% profits interest in a borrowing entity.
Liquidity and Capital Resources
Sources of Liquidity
     Liquidity is a measurement of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, pay dividends, fund loans and investments and other general business needs. Our primary sources of funds for liquidity consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, the issuance of floating rate notes resulting from our CDOs (described below) in January 2005, January 2006 and December 2006, the issuance of junior subordinated notes to subsidiary trusts issuing preferred securities in 2005 and 2006, borrowings under credit agreements, net cash provided by operating activities including cash from equity participation interests, repayments of outstanding loans and investments, funds from junior loan participation arrangements and the future issuance of common, convertible and/or preferred equity securities.
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
     We also maintain liquidity through five master repurchase agreements, one warehouse credit facility and one bridge loan warehousing credit agreement with six different financial institutions. In addition, we have issued three collateralized debt obligations and seven separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.
     We have a $775.0 million master repurchase agreement with Wachovia Bank National Association, dated December 2003, with an initial term of three years, which bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In October 2006, this repurchase agreement was amended to increase the amount of available financing from $350 million to $500 million and extend the maturity to March 2007. On December 14, 2006, $200.0 million of this facility was paid down in connection with the closing of CDO III. This repurchase agreement was also amended in March 2007 to temporarily increase the amount of available financing to $775.0 million and extend the maturity to May 2007. The available financing of $775.0 million will be reduced to $350.0 million at the time of the initial funding of the $425.0 million repurchase agreement entered into with the Variable Funding Capital Company, LLC (see below). At March 31, 2007, the outstanding balance under this facility was $439.8 million with a current weighted average note rate of 6.96%.

     In addition, we have a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. The repurchase agreement expires in July 2007 and has an interest rate of LIBOR plus 0.20%. We sold our entire securities available for sale portfolio during the first quarter of 2007 and utilized the proceeds of such sale to repay this facility in its entirety.
     We have a $425.0 million master repurchase agreement with a second financial institution, effective March 2007, that has a term expiring in March 2010 and bears interest at the VFCC commercial paper rate plus pricing of 0.65% to 2.50%. At March 31, 2007, there was no outstanding balance under this facility.
     We have a $100.0 million master repurchase agreement with a third financial institution, effective December 2005, which was extended in December 2006 for one year and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At March 31, 2007, the outstanding balance under this facility was $58.7 million with a current weighted average note rate of 7.02%.
     We have a $150.0 million master repurchase agreement with a fourth financial institution, effective October 2006, that has a term expiring in October 2009 and bears interest at LIBOR plus pricing of 1.00% to 1.80%, varying on the type of asset financed. At March 31, 2007, the outstanding balance under this facility was $73.0 million with a current weighted average note rate of 6.46%.
     We have a $75.0 million bridge loan warehousing credit agreement with a fifth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1, 2, 3 or 6-month LIBOR plus 1.65%, at our option. In September 2006, this facility was amended to extend the maturity date to August 2007, increase the amount of available financing from $50 million to $75 million and amend certain terms of this agreement. At March 31, 2007, the outstanding balance under this facility was $64.3 million with a current weighted average note rate of 6.92%.
     We have a $50.0 million warehousing credit facility with a sixth financial institution, effective December 2005, that has a term expiring in December 2007 that bears interest at LIBOR plus pricing of 1.50% to 2.50%, varying on the type of asset financed. At March 31, 2007, the outstanding balance under this facility was $16.7 million with a current weighted average note rate of 7.44%.
     On January 19, 2005, we completed our first non-recourse collateralized debt obligation transaction, or CDO, whereby $469.0 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $305.0 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 77 basis points over a floating rate of interest based on three-month LIBOR. The CDO may be replenished with substitute collateral for loans that are repaid during the first four years, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. We incurred approximately $7.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CDO. Proceeds from the CDO were used to repay outstanding debt under our existing facilities totaling $267.0 million. By contributing these real estate assets to the CDO, this transaction resulted in a decreased cost of funds relating to the CDO assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for our CDO must be retained in the CDO structure until such collateral can be replaced or used to paydown the secured notes and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO is consolidated in our financial statements. At March 31, 2007, the outstanding note balance under this facility was $289.3 million with a weighted average current note rate of 6.08%.
     On January 11, 2006, we completed our second non-recourse collateralized debt obligation transaction, or CDO II, whereby $475.0 million of real estate related and other assets were contributed to a newly-formed consolidated subsidiary which issued $356.0 million of investment grade-rated floating-rate notes in a private placement. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 74 basis points over a floating rate of interest based on three-month LIBOR. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from CDO II were used to repay outstanding debt under our existing facilities totaling $301.0 million. We incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO II. By contributing these real estate assets to CDO II, this transaction resulted in a decreased cost of funds relating to CDO II’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO II must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO II is consolidated in our financial statements. At March 31, 2007, the outstanding note balance under this facility was $351.5 million with a weighted average current note rate of 6.09%.
     On December 14, 2006, we completed our third non-recourse collateralized debt obligation transaction, or CDO III, whereby $500.0 million of real estate related and other assets, including cash, were contributed to a newly-formed consolidated subsidiary which issued $447.5 million of investment grade-rated floating-rate notes, as well as a $100.0 million investment grade revolving note class that provides a revolving note facility in a private placement. The $100.0 million revolving note was not drawn upon at time of issuance. These notes are secured by the portfolio of assets and pay interest quarterly at a weighted average rate of approximately 44 basis points over a floating rate of interest based on three-month LIBOR, including the $100.0 million revolving note. In addition, the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion. CDO III may be replenished with substitute collateral for loans that are repaid during the first five years, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. We incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CDO III. Proceeds from CDO III were used to repay outstanding debt under our existing facilities totaling $317.1 million. By contributing these real estate assets to CDO III, this transaction resulted in a decreased cost of funds relating to CDO III’s assets and created capacity in our existing credit facilities. Proceeds from the repayment of assets which serve as collateral for CDO III must be retained in its structure until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. For accounting purposes, CDO III is consolidated in our financial statements. At March 31, 2007, the outstanding note balance under this facility was $503.2 million with a weighted average current note rate of 5.80%.
     In 2005 and 2006, we, through newly-formed wholly-owned subsidiaries of our operating partnership, issued a total of $155.9 million and $67.0 million, respectively, of junior subordinated notes in seven separate private placements. These junior subordinated notes are described in Note 6 “Debt Obligations” of our consolidated financial statements, which appears in “Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries,” These securities are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At March 31, 2007, the outstanding balance under these facilities was $223.0 million with a current weighted average note rate of 8.35%. In April 2007, we, through wholly-owned subsidiaries of the operating partnership, issued a total of $53.1 million of junior subordinate notes in two separate private placements.
     The warehouse credit agreement, bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR and VFCC commercial paper rates. The amount of our pricing over these rates varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.
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
     As of March 31, 2007, these facilities had an aggregate capacity of $2.6 billion and borrowings were approximately $2.1 billion.

     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of March 31, 2007, we are in compliance with all covenants and restrictions under these credit facilities.
     We have two junior loan participations with a total outstanding balance at March 31, 2007 of $59.5 million. These participation borrowings have maturity dates equal to the corresponding mortgage loans and are secured by the participant’s interests in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.
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
 Share Repurchase Plan
     In August 2006, the Board of Directors authorized a stock repurchase plan that enables us to buy up to one million shares of our common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so. As of March 31, 2007, we repurchased 279,400 shares of our common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and we did not purchase any shares during the three months ended March 31, 2007.

Contractual Commitments
     As of March 31, 2007, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable	$22,930	$38,817	$—	$6,204	$1,733	$11,361	$81,045
Collateralized debt obligations (2)	9,540	12,720	96,493	96,493	295,778	633,025	1,144,049
Repurchase agreements	106,725	222,637	15,833	24,350	33,935	167,971	571,451
Trust preferred securities	—	—	—	—	—	222,962	222,962
Loan participations	125	59,400	—	—	—	—	59,525
Outstanding unfunded commitments (3)	35,285	20,207	5,379	3,318	17,906	16,000	98,095

Totals	$174,605	$353,781	$117,705	$130,365	$349,352	$1,051,319	$2,177,127

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $289.3 million of CDO I debt, $351.5 million of CDO II debt and $503.2 million of CDO III debt with a weighted average remaining maturity of 3.17, 4.64 and 5.23 years, respectively, as of March 31, 2007.

(3)	In accordance with certain of our loans and investments, we have outstanding unfunded commitments of $98.1 million as of March 31, 2007, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.7 million in base management fees for services rendered in the three months ended March 31, 2007.
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
     For the three months ended March 31, 2007, our manager earned a total of $4.2 million of incentive compensation and intends to elect to receive it in 137,873 shares of common stock.
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
     Term and Termination. The management agreement had an initial term of two years and is renewable automatically for an additional one year period every year unless terminated with six months’ prior written notice. If we terminate or elect not to renew the management agreement in order to manage our portfolio internally, we are required to pay a termination fee equal to the base management fee and incentive compensation for the 12-month period preceding the termination. If, without cause, we terminate or elect not to renew the management agreement for any other reason, including a change of control of us, we are required to pay a termination fee equal to two times the base management fee and incentive compensation paid for the 12-month period preceding the termination.
Related Party Transactions
     As of December 31, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. We provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the borrower and the private academic institution. Interest income recorded from this loan for the three months ended March 31, 2007 and 2006 was approximately $0.1 million and $0.2 million, respectively.

     At March 31, 2007, $0.7 million of escrows received at loan closings were due to ACM and were included in due to related party. This payment was remitted in April 2007. At December 31, 2006, $0.1 million of escrows received by us at loan closings were due to ACM and were included in due to related party. Payment was remitted in January 2007.
     We are dependent upon our manager, ACM, to provide services to us that are vital to our operations with whom we have conflicts of interest. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds an 18% limited partnership interest in our operating partnership and 21% of the voting power of its outstanding stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk and interest rate risk.
Real Estate Risk
     Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism (such as the events of September 11, 2001) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.
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
     Based on the loans and liabilities as of March 31, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $2.7 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. Based on the loans and liabilities as of March 31, 2007 and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.9 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
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
     During the quarter ended March 31, 2007, we sold our entire securities available for sale portfolio. These securities which had been designated as held for sale were financed with a repurchase agreement, and the proceeds of the sale were utilized to repay the repurchase agreement.
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
     As of March 31, 2007 and December 31, 2006 we had ten of these interest rate swap agreements outstanding with a combined notional value of $1.2 billion. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2007 and December 31, 2006, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $0.4 million and $0.7 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $0.4 million and $0.7 million, respectively.
     In connection with the issuance of variable rate junior subordinate notes during 2006 and 2005, we entered into various interest rate swap agreements. These swaps had total notional values of $140.0 million, as of March 31, 2007 and December 31, 2006, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $2.4 million and $2.5 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $2.4 million and $2.4 million, respectively.
     As of March 31, 2007, we had twenty four interest rate swap agreements outstanding with a combined notional value of $539.7 million. As of December 31, 2006 we had eighteen interest rate swap agreements outstanding with a combined notional value of $330.4 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $14.2 million and $8.9 million respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $14.8 million and $9.2 million, respectively.
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
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) During the three months ended March 31, 2007, the Company issued a total of 121,005 shares of its common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Amended and Restated Management Agreement, dated January 19, 2005 (the “Management Agreement”), by and among the Company, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. Pursuant to the Management Agreement, in return for the services that ACM provides to the Company, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of common stock of the Company.
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
(c) Share Repurchases
     During the three months ended March 31, 2007, we made no purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description
2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC*

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership*

3.1	Articles of Incorporation of the Registrant*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant. ‡

3.3	Articles Supplementary of the Registrant*

3.4	Bylaws of the Registrant*

4.1	Form of Certificate for Common Stock*

4.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman*

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage Commercial Mortgage, LLC*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004)**

10.9	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated)‡‡

10.10	Form of Restricted Stock Agreement*

10.11	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC*

10.12	Form of Indemnification Agreement*

10.13	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation*

10.14	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.***

10.15	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC*

10.16	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership*

10.17	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

10.18	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

Exhibit
Number	Description
10.19	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.23	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc. Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC‡‡‡

10.24	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ❖

10.25	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC. ❖

10.26	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. ❖

10.27	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

❖	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC. (Registrant)

By:	/s/ Ivan Kaufman
Name:	Ivan Kaufman
Title:	Chief Executive Officer

By:	/s/ Paul Elenio

Name:	Paul Elenio
Title:	Chief Financial Officer
Date: May 7, 2007