Form 10-Q
period 2007-06-30
ARBOR REALTY TRUST INC
filed 2007-08-07
CIK 1253986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

333 Earle Ovington Boulevard, Suite 900	11553
Uniondale, NY	Zip Code
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 20,187,349 outstanding (excluding 279,400 shares held in treasury) as of August 3, 2007.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and cash equivalents	$9,946,584	$7,756,857
Restricted cash	198,550,129	84,772,062
Loans and investments, net	2,570,292,095	1,993,525,064
Related party loans, net	—	7,752,038
Available-for-sale securities, at fair value	—	22,100,176
Investment in equity affiliates	44,245,624	25,376,949
Deferred management fee	19,047,949	—
Other assets	79,225,939	63,062,065

Total assets	$2,921,308,320	$2,204,345,211

Liabilities and Stockholders’ Equity:
Repurchase agreements	$693,219,964	$395,847,359
Collateralized debt obligations	1,140,869,000	1,091,529,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	222,962,000
Notes payable	140,421,300	94,574,240
Due to related party	29,651,045	3,983,647
Due to borrowers	23,764,458	16,067,295
Deferred revenue	77,123,133	—
Other liabilities	48,374,692	17,802,341

Total liabilities	2,429,478,592	1,842,765,882

Minority interest	77,598,479	65,468,252
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 20,466,749 shares issued, 20,187,349 shares outstanding at June 30, 2007 and 17,388,770 shares issued, 17,109,370 shares outstanding at December 31, 2006	204,667	173,888
Additional paid-in capital	349,726,186	273,037,744
Treasury stock, at cost – 279,400 shares	(7,023,361)	(7,023,361)
Retained earnings	54,997,135	27,732,489
Accumulated other comprehensive income	16,288,861	2,152,556

Total stockholders’ equity	414,231,249	296,111,077

Total liabilities and stockholders’ equity	$2,921,308,320	$2,204,345,211

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Interest income	$74,800,274	$38,848,431	$141,260,927	$79,537,102
Other income	17,186	49,050	23,356	120,397

Total revenue	74,817,460	38,897,481	141,284,283	79,657,499

Expenses:
Interest expense	38,527,983	21,576,662	70,640,502	39,926,974
Employee compensation and benefits	1,879,311	1,154,477	3,320,459	2,309,408
Stock based compensation	1,222,376	943,038	1,673,936	1,365,453
Selling and administrative	1,245,469	1,130,955	2,304,488	1,918,777
Management fee — related party	10,645,065	2,050,927	15,518,747	6,203,700

Total expenses	53,520,204	26,856,059	93,458,132	51,724,312

Income before income from equity affiliates, minority interest and provision for income taxes	21,297,256	12,041,422	47,826,151	27,933,187
Income from equity affiliates	26,025,788	—	26,025,788	2,909,292

Income before minority interest and provision for income taxes	47,323,044	12,041,422	73,851,939	30,842,479
Income allocated to minority interest	6,638,020	2,145,270	10,318,334	5,542,080

Income before provision for income taxes	40,685,024	9,896,152	63,533,605	25,300,399
Provision for income taxes	9,000,000	100,000	15,085,000	150,000

Net income	$31,685,024	$9,796,152	$48,448,605	$25,150,399

Basic earnings per common share	$1.76	$0.57	$2.75	$1.47

Diluted earnings per common share	$1.75	$0.57	$2.74	$1.46

Dividends declared per common share	$0.62	$0.72	$1.22	$1.42

Weighted average number of shares of common stock outstanding:

Basic	17,993,924	17,242,332	17,590,860	17,165,020

Diluted	21,873,322	21,073,987	21,453,969	20,997,517

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

										Accumulated
		Preferred	Preferred							Other
	Comprehensive	Stock	Stock Par	Common	Common Stock	Additional Paid-	Treasury	Treasury	Retained	Comprehensive
	Income	Shares	Value	Stock Shares	Par Value	in Capital	Stock Shares	Stock	earnings	Income	Total
Balance- January 1, 2007		3,776,069	$37,761	17,388,770	$173,888	$273,037,744	(279,400)	$(7,023,361)	$27,732,489	$2,152,556	$296,111,077

Issuance of common stock				2,700,000	27,000	73,599,068					73,626,068

Issuance of common stock for management incentive fees				258,878	2,589	7,835,322					7,837,911

Deferred compensation				119,101	1,190	(1,190)					—

Stock based compensation						1,673,936					1,673,936

Distributions–common stock									(21,183,959)		(21,183,959)

Adjustment to minority interest from increased ownership in ARLP						(6,418,694)					(6,418,694)

Net income	48,448,605								48,448,605		48,448,605

Net unrealized gain on securities available for sale	98,377									98,377	98,377

Unrealized gain on derivative financial instruments	14,037,928									14,037,928	14,037,928

Balance-June 30, 2007	$62,584,910	3,776,069	$37,761	20,466,749	$204,667	$349,726,186	(279,400)	$(7,023,361)	$54,997,135	$16,288,861	$414,231,249

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$48,448,605	$25,150,399
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation	1,673,936	1,365,453
Minority interest	10,318,334	5,542,080
Amortization and accretion of interest	(556,998)	(78,238)
Non-cash incentive compensation to manager	14,083,102	3,143,827
Earnings from equity affiliates	(24,150,787)	—
Gain on sales of securities available for sale	(30,182)	—
Changes in operating assets and liabilities:
Other assets	(1,925,335)	(2,777,706)
Deferred revenue	77,123,133	—
Other liabilities	20,475,129	(7,577,279)
Deferred origination fees	(65,465)	(193,647)
Due to related party	374,261	3,126,604

Net cash provided by operating activities	$145,767,733	$27,701,493

Investing activities:
Loans and investments originated and purchased, net	(1,444,636,554)	(533,782,055)
Payoffs and paydowns of loans and investments	888,153,140	292,882,766
Due to borrowers	7,697,163	2,750,395
Prepayments on securities available for sale	3,358,184	3,350,324
Proceeds from sales of securities available for sale	18,792,594	—
Change in restricted cash	(113,778,067)	(19,755,825)
Contributions to equity affiliates	(6,928,826)	(2,406,967)
Distributions from equity affiliates	12,210,938	33,289

Net cash used in investing activities	$(635,131,428)	$(256,928,073)

Financing activities:
Proceeds from notes payable and repurchase agreements	766,442,235	244,938,546
Payoffs and paydowns of notes payable and repurchase agreements	(423,222,570)	(409,120,925)
Proceeds from issuance of collateralized debt obligations	55,700,000	356,250,000
Payoffs and paydowns of collateralized debt obligations	(6,360,000)	(5,180,000)
Proceeds from issuance of junior subordinated notes	53,093,000	67,014,000
Proceeds from sale of common stock	74,655,000	—
Offering expenses paid	(953,932)	—
Distributions paid to minority interest	(4,606,804)	(5,362,018)
Distributions paid on common stock	(21,183,959)	(24,322,142)
Contributions from minority shareholders	—	116,000
Payment of deferred financing costs	(2,009,548)	(8,148,042)

Net cash provided by financing activities	$491,553,422	$216,185,419

Net increase/(decrease) in cash and cash equivalents	$2,189,727	$(13,041,161)
Cash and cash equivalents at beginning of period	7,756,857	19,427,309

Cash and cash equivalents at end of period	$9,946,584	$6,386,148

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$70,727,001	$34,757,080

Cash used to pay taxes	$178,021	$13,259

Supplemental schedule of non-cash financing activities:
Accrued offering expenses	$75,000	$—

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 1 —Description of Business/Form of Ownership
     Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred and direct equity and, in limited cases, mortgage-backed securities, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the periods presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and ARLP’s wholly-owned subsidiaries. The Company is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”).
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
     On July 1, 2003, Arbor Commercial Mortgage, LLC (“ACM’’) contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business (the “SF Business’’). The Company is externally managed and advised by ACM and pays ACM a management fee in accordance with a management agreement. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP, and its wholly owned subsidiaries.
     On July 1, 2003, the Company completed a private equity offering of 1,610,000 units (including an overallotment option), each consisting of five shares of common stock and one warrant to purchase one share of common stock at $75.00 per unit. 8,050,000 shares of common stock the Company sold in the offering. Gross proceeds from the private equity offering totaled $120.2 million. Gross proceeds from the private equity offering combined with the concurrent equity contribution by ACM totaled approximately $164.1 million in equity capital. The Company paid and accrued offering expenses of $10.1 million resulting in stockholders’ equity and minority interest of $154.0 million as a result of the private placement.
     On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for a total of 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock, respectively, from the exercise of warrants under its Warrant Agreement dated July 1, 2003, the (“Warrant Agreement”) and received net proceeds of $12.9 million and $4.2 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     On March 2, 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.
     On June 12, 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At June 30, 2007, the Company had $425.3 million remaining under this shelf registration. After giving effect to these transactions, the Company had 20,187,349 shares outstanding at June 30, 2007.
Note 2 — Summary of Significant Accounting Policies
  Basis of Presentation and Principles of Consolidation
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading.
     The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company controls. Entities which the Company does not control and entities which are variable interest entities which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation.
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
     The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
   Cash and Cash Equivalents
     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant.
   Restricted Cash
     On June 30, 2007 and December 31, 2006, the Company had restricted cash of $198.6 million and $84.8 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations.” The balance as of June 30, 2007 primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs, which are remitted to the Company quarterly in the month following the quarter.
   Loans and Investments
     Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired.
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
     If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. As of June 30, 2007 and December 31, 2006, no impairment has been identified and no valuation allowances have been established.
   Capitalized Interest
     The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During the quarter ended June 30, 2007, the joint venture sold one of the acquired properties and the Company discontinued the capitalization of interest on its remaining investment in the joint venture as activities required under SFAS No. 34 ceased to continue. The Company capitalized $0.3 million of interest during the six months ended June 30, 2007 relating to this investment. The Company also capitalized $0.2 million and $0.4 million of interest relating to this investment during the three and six months ended June 30, 2006, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
   Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments, and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.
     Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company recorded $6.2 million and $23.0 million of interest on such loans and investments for the three and six months ended June 30, 2007, respectively, compared to $0.5 million and $8.3 million for the three and six months ended June 30, 2006, respectively.
   Income from Equity Affiliates
     The Company invests in joint ventures that are formed to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, and are not consolidated in the Company’s financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates.
   Stock Based Compensation
     The Company records stock-based compensation expense at the grant date fair value of the related stock-based award in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, (“SFAS 123R”). The Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (FIN 28), and SFAS 123R. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s common stock whether or not they are vested.
   Income Taxes
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on Taxable Income which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. The Company recorded a $9.0 million and $15.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three and six months ended June 30, 2007, respectively, compared to $0.1 million and $0.2 million for the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
three and six months ended June 30, 2006, respectively. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three and six months ended June 30, 2007 and 2006.
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
     The Company has evaluated its loans and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of June 30, 2007, the Company has identified 39 loans and investments which were made to entities determined to be VIEs.
     Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.
     For the 39 VIEs identified, the Company has determined that they are not the primary beneficiaries of the VIEs and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.
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
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the effect, if any, the adoption of SFAS 157 may have on the Company’s Consolidated Financial Statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 may have on the Company’s Consolidated Financial Statements.
     In June 2007, the FASB discussed proposed FASB Staff Position (“FSP”) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which addresses Same Party Transactions. Among other things, the FASB tentatively determined that: (1) the FSP should be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and that earlier application should not be permitted; (2) the guidance should be applied to existing repurchase financings as of the beginning of the fiscal year in which the FSP is initially applied as a cumulative effect adjustment; and (3) the cumulative effect of the change in accounting principle should be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The FASB issued the proposed FSP in July 2007 with a comment deadline of September 14, 2007. As of June 30, 2007, the Company has two such transactions, with a book value of the associated assets of $72.8 million financed with repurchase obligations of $49.4 million. The Company is currently evaluating the effect the adoption of the proposed FSP may have on the Company’s Consolidated Financial Statements.
     In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). The SOP is effective for fiscal years beginning on or after December 15, 2007. While the Company maintains an exemption from the Investment Company Act of 1940, as amended (“Investment Company Act”) and is therefore not regulated as an investment company, it is none-the-less in the process of assessing whether SOP 07-1 is applicable.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 3 — Loans and Investments
     The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated.

					At June 30, 2007		At December 31, 2006
	June 30,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2007	of Total	2006	of Total	Count	Pay Rate	Count	Pay Rate
	(Unaudited)				(Unaudited)
Bridge loans	$1,466,016,754	57%	$956,963,018	48%	55	7.97%	39	8.54%
Mezzanine loans	411,836,069	16%	646,300,830	33%	39	9.58%	34	9.89%
Junior participations	388,080,225	15%	366,121,180	18%	22	8.08%	16	8.96%
Preferred equity investments	310,286,955	12%	23,436,955	1%	21	9.75%	9	10.32%
Other	3,321,811	—	12,345,865	—	2	8.26%	3	5.89%

	2,579,541,814	100%	2,005,167,848	100%	139	8.46%	101	9.06%

Unearned revenue	(9,249,719)		(11,642,784)

Loans and investments, net	$2,570,292,095		$1,993,525,064

     The following transactions represent loans and investments that were satisfied during the six months ended June 30, 2007 in which the Company had retained a profits interest in the borrowing entity.
On the Avenue
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
450 West 33rd Street
     During 2005, the Company originated a $45.0 million mezzanine loan secured by an office building in Manhattan. The Company also held an equity and profits interest in the underlying partnership of approximately 29% and a preferred equity investment of approximately $2.7 million with a 12.5% return. In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property to Broadway partners for a value of approximately $664.0 million. The Company received approximately $134.1 million in proceeds upon completion of this transaction of which $76.0 million related to the 29% equity and profits interest, $10.4 million related to yield maintenance cost on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment, $45.0 million for the repayment in full of the mezzanine debt and $2.7 million as a return of its invested capital. See Note 5 - “Investments in Equity Affiliates” for a further description of this transaction.
     The following transactions represent loans and investments originated by the Company during the six months ended June 30, 2007 in which the Company retained a profits interest in the borrowing entity.
Nottingham Village
     In March 2007, the Company originated a $6.4 million bridge loan and $0.3 million preferred equity loan secured by a 264 unit apartment complex situated on 25 acres in Indianapolis. The loan accrues interest at a fixed rate of 7.82% and matures in March 2012. In addition, the Company has a 25% equity kicker in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
the borrowing entity. At June 30, 2007 the outstanding balance on this loan was $4.7 million. No income from the equity kicker has been recognized for the three and six months ended June 30, 2007.
Extended Stay Hotels
     In June 2007, the Company closed on a $210.0 million preferred equity investment as part of the purchase of Extended Stay Hotels, Inc. from affiliates of the Blackstone Group by The Lightstone Group, LLC. The entities acquired own 684 mid-price extended-stay properties in 44 states and Canada, with an aggregate of approximately 76,000 rooms.
     The purchase price was approximately $8.0 billion and was financed by approximately $7.4 billion of mortgage and mezzanine debt under a senior secured debt facility from Wachovia Bank, National Association, and Bear Stearns Commercial Mortgage, Inc., $210.0 million of senior preferred equity and approximately $420.0 million of subordinated equity in two tranches.
     The Company initially provided the $210.0 million of senior preferred equity which has a liquidation preference of $210.0 million, a 12% preferred dividend rate per annum (of which 10% will be paid currently and 2% will be permitted to accumulate) payable monthly, and is entitled to receive a residual profits interest in the acquiror. The senior preferred equity (other than the residual profits interest) is redeemable by the acquiror at any time, subject to certain limitations. As of June 30, 2007, the Company sold $20.0 million of the senior preferred equity investment which reduced its recorded investment to $190.0 million in the loan and investment portfolio at June 30, 2007. Also during June 2007, the Company sold a participating interest of $75.0 million, of which $30.0 million was recorded as a financing and is included in notes payable and $45.0 million was an assumption of the Company’s debt financing the preferred equity investment. This has reduced the Company’s net investment on this preferred equity investment to $115.0 million with a residual profits interest of approximately 16% at June 30, 2007. Subsequent to June 30, 2007, the Company agreed to sell an additional $20.0 million of the senior preferred equity investment which will result in the Company retaining approximately $95.0 million of the senior preferred equity investment with a residual profits interest of approximately 14%. The sale is expected to occur during the third quarter of 2007 and the proceeds will be used to satisfy the $20.0 million note payable. See Note 6 ‘‘Debt Obligations — Notes Payable.’’ No income from the equity kicker has been recognized for the three and six months ended June 30, 2007.
Lake in the Woods
     At December 31, 2006, there was an $8.5 million junior participation loan in the loan and investment portfolio that was non-performing and income recognition had been suspended. In March 2007, the Company purchased the senior position of the first mortgage loan associated with this property for $34.6 million which matures in January 2008 and bears interest based on LIBOR plus 237 basis points and was also considered non-performing. During the second quarter, the Company obtained title to the property pursuant to the execution of a deed in lieu of foreclosure and subsequently sold the property to a new investor. As part of the purchase, the new investor committed approximately $2.0 million of capital and the Company provided a total of $45.0 million of new financing through a $43.5 million bridge loan and a $1.5 million preferred equity investment. These loans mature in July 2012 and bear interest at a fixed rate of 7.75%. The Company also retained a 50% profits interest in the property. No income from the equity kicker has been recognized for the three and six months ended June 30, 2007. The principal amount of the new loan is not deemed to be impaired and no loan loss reserve has been recorded.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of June 30, 2007, the unpaid principal balance related to 24 loans with five unrelated borrowers represented approximately 25% of total assets. The Company had 139 loans and investments as of June 30, 2007. As of June 30, 2007, 46.5%, 10.9%, and 7.1% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 4 — Available-For-Sale Securities
     The Company sold its entire securities available for sale portfolio during the three months ended March 31, 2007. The balance of the securities portfolio was $22.1 million at December 31, 2006. These securities were purchased in March 2004 with fixed rates of interest for three years until March 2007 that reset to adjustable rates of interest thereafter. As of December 31, 2006, these securities had been in an unrealized loss position for more than twelve months and the Company had the ability and intent to hold these investments until a recovery of fair value. These securities recovered their fair value during the quarter ended March 31, 2007 in conjunction with a change in interest rates. The Company sold its entire portfolio of securities available for sale and recorded a gain of $30,182 during the first quarter of 2007. These securities were pledged as collateral for borrowings under a repurchase agreement and such repurchase agreement was also repaid during the quarter ended March 31, 2007— (See Note 6 “Debt Obligations”).
     The following is a summary of the Company’s available-for-sale securities at December 31, 2006.

	Face	Amortized	Unrealized	Estimated
	Value	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.783% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $37,680)	$11,754,694	$11,792,374	$(37,679)	$11,754,695
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.778% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $15,238)	4,084,000	4,099,238	(35,658)	4,063,580
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.804% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $25,039)	6,281,900	6,306,940	(25,039)	6,281,901

Total available-for-sale securities	$22,120,594	$22,198,552	$(98,376)	$22,100,176

     During the three months ended March 31, 2007, the Company received prepayments of $3.4 million on these securities and amortized $0.1 million of the premium paid for these securities against interest income.
     The cumulative amount of Other Comprehensive Income related to unrealized gains or (losses) on these securities as of June 30, 2007 and December 31, 2006 was $0 and ($98,376), respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 5 — Investment in Equity Affiliates
     The following is a summary of the Company’s investment in equity affiliates at June 30, 2007 and December 31, 2006:

	Balance at	Balance at
Equity Affiliates	June 30, 2007	December 31, 2006
	(Unaudited)
930 Flushing & 80 Evergreen	$575,724	$325,724
450 West 33rd Street	1,136,960	2,710,938
Fifth Avenue/1107 Broadway	34,220,247	15,620,594
1133 York Ave	7,693	7,693
Issuance of Junior Subordinated Notes	8,305,000	6,712,000

Total	$44,245,624	$25,376,949

930 Flushing & 80 Evergreen
     The Company contributed $0.3 million to the joint venture during the six months ended June 30, 2007, increasing its equity investment to $0.6 million at June 30, 2007 compared to $0.3 million at December 30, 2006.
450 West 33rd Street
     As of December 31, 2006, the Company had two mezzanine loans outstanding totaling $45 million to 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC, who used the proceeds to refinance an office building. The $45 million mezzanine loans mature in March 2015 and had a fixed interest rate of 8.17%. The Company also held an equity and profits interest in the underlying partnership of approximately 29% and a preferred equity investment of approximately $2.7 million with a 12.5% return.
     In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property’s air rights. In accordance with this transaction, the joint venture members agreed to guarantee a portion of the new debt. The guarantee expires at the earlier of maturity or prepayment of the debt. The guarantee was allocated to the members in accordance with their ownership percentages. The transaction was structured to provide for a tax deferral for an estimated period of seven years.
     The Company received approximately $134.1 million in proceeds upon completion of this transaction of which $76.0 million related to the 29% equity and profits interest, $10.4 million related to yield maintenance cost on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment, $45.0 million for the repayment in full of the mezzanine debt and $2.7 million as a return of the preferred equity investment. The Company is required to pay an incentive management fee to its manager of approximately $21.6 million.
     The Company recorded deferred revenue of approximately $77.1 million, deferred expenses related to the incentive management fee on the deferred revenue of approximately $19.0 million, an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership, interest income of approximately $10.4 million and incentive management fee expense of approximately $2.6 million for the quarter ended June 30, 2007.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
200 Fifth Avenue/1107 Broadway
     In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owned two properties in New York City. It was intended that the properties, with over one million square feet of space, would be converted into condominium units. The Company also provided loans to three partners in the investor group totaling $13 million, of which $1.5 million is outstanding as of June 30, 2007. The loan is secured by the ownership interest in the joint venture and matures in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137.0 million from the primary lender. These loans were secured by the properties, required monthly interest payments based on one month LIBOR and had a maturity date of April 2008. The Company sold a participating interest in one of the loans for $59.4 million which was recorded as a financing and was included in notes payable. The Company repaid the notes payable in May 2007 in conjunction with the satisfaction of the $137.0 million mezzanine loan upon the sale (described below) of one of the underlying properties.
     During 2007, the Company contributed an additional $3.6 million to the joint venture and capitalized an additional $0.3 million of interest. In May 2007, the Company, as part of an investor group in the 200 Fifth LLC Holding Partnership, sold the 200 Fifth Avenue property for net proceeds of approximately $450.0 million and the investor group, on a pro-rata basis, retained an adjacent building located at 1107 Broadway. The partnership used the net proceeds from the sale to repay the $402.5 million outstanding debt on both the 200 Fifth Avenue and the 1107 Broadway properties, and used the remaining proceeds as a return of invested capital to the partners. As a result of the transaction, the Company received $9.5 million in proceeds as a return on its invested capital and was repaid in full on its $137.0 million mezzanine debt, including all applicable interest. The Company recorded approximately $11.4 million, net in income before minority interest related to its 20% equity interest, $24.2 million was recorded as income from equity affiliates and expenses consisted of a $9.0 million provision for income taxes and a $3.8 million incentive management fee to be paid to the Company’s manager. The partnership retains the 1107 Broadway property and at this time, has not yet determined whether it will redevelop the property or position it for sale.
Issuance of Junior Subordinated Notes
     In April 2007, the Company invested $1.6 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $53.1 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
Prime Outlets
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
     In June 2007, the Company received a distribution from POM of $6.0 million as a result of excess proceeds from refinancing activities on certain assets in the POM portfolio. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. The Company recorded $4.2 million as interest income representing the portion attributable to the 16.7% carried profits interest and $1.8 million as income from equity affiliates representing the portion attributable to the 7.5% equity interest. The Company is required to pay an incentive management fee to its manager of approximately $1.5 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 6 — Debt Obligations
     The Company utilizes repurchase agreements, warehouse lines of credit, loan participations, collateralized debt obligations and subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are secured by certain of the Company’s loans and investments.
Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Repurchase agreement, Wachovia Bank National Association, $370 million committed line, expiration October 31, 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.48% and 6.99%, respectively	$224,136,681	$404,188,515	$328,546,202	$521,561,563

Repurchase agreement, Variable Funding Capital Company LLC, $387 million committed line, expiration March 2010, interest is variable based on the Variable Funding Capital Company commercial paper rate, the weighted average note rate was 6.70%	338,256,297	533,322,061	—	—

Repurchase agreement, financial institution, $100 million committed line, expiration July 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 0% and 5.55%, respectively	—	—	20,653,994	22,100,176

Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 6.66% and 7.29%, respectively	36,219,612	47,400,000	46,647,163	83,459,519

Repurchase agreement, financial institution, $150 million committed line, expiration October 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.32%	94,607,374	108,834,626	—	—

Total repurchase agreements	$693,219,964	$1,093,745,202	$395,847,359	$627,121,258

     In October 2006, the Wachovia Bank National Association repurchase agreement was amended to increase the committed amount of this facility to $500.0 million from $350.0 million and to extend the maturity to March 2007. This repurchase agreement was also amended in March 2007 to increase the amount of available financing to $775.0 million and extend the maturity to May 15, 2007. The increase in the available financing to $775.0 million was reduced to $350.0 million on the day of the initial funding of a separate repurchase agreement that the Company entered into with the Variable Funding Capital Company, LLC. The Wachovia Bank National Association repurchase agreement was also amended in June 2007 to increase the committed amount of this facility to $370.0 million from $350.0 million and extend the maturity to October 31, 2007.
     In March 2007, the Company entered into a $425.0 million master repurchase agreement with Variable Funding Capital Company LLC, (“VFCC”). This facility has a maturity date of March 28, 2010 and bears interest at the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
VFCC commercial paper rate plus pricing of 0.65% to 2.50%. This repurchase agreement was amended in June 2007 to decrease the committed amount of the facility to $387.0 million.
     The Company has a $100.0 million committed line with a financial institution for the purpose of financing securities available for sale. During the first quarter of 2007, the Company sold its entire portfolio of securities available for sale and utilized the proceeds of such sale to repay this facility in its entirety. This agreement expired in July 2007 and had an interest rate of LIBOR plus 0.20%.
     In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140 that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner. However, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of June 30, 2007, the Company has two such transactions, with a book value of the associated assets of $72.8 million financed with repurchase obligations of $49.4 million. As of December 31, 2006 the Company had four such transactions, with a book value of the associated assets of $228.8 million financed with repurchase obligations of $151.0 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets. See Note 2 — “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” for further detail.
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 9.11% and 9.11%, respectively	$27,070,000	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.61% and 8.63%, respectively	25,780,000	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.56% and 8.58%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.61% and 8.63%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.11% and 8.13%, respectively	51,550,000	51,550,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

	June 30, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.96% and 7.98%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.88% and 7.88%, respectively	15,464,000	15,464,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.79%	14,433,000	—

Junior subordinated notes, maturity April 2037, unsecured, face amount of $38.7 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.79%	38,660,000	—

Total junior subordinated notes	$276,055,000	$222,962,000

     In April 2007, the Company, through wholly-owned subsidiaries of the operating partnership, issued a total of $53.1 million of junior subordinate notes in two separate private placements.
     These junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR, and, absent the occurrence of special events, are not redeemable during the first five years. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Bridge loan warehouse, financial institution, $75 million committed line, expiration October 2007, interest rate variable based on Prime or LIBOR, the weighted average note rate was 6.94% and 7.10% , respectively	$70,295,000	$85,000,000	$20,235,000	$21,659,275

Working capital facility, Wachovia Bank National Association; $60 million committed line, expiration June 2008 with two one year renewal options, interest is variable based on one-month LIBOR	—	—	—	—

Warehousing credit facility, financial institution, $50 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.41% and 7.06%, respectively	20,001,300	25,164,007	11,814,240	13,365,451

Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. The loan participation was paid in full in May 2007	—	—	59,400,000	59,400,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

	June 30, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Junior loan participation, maturity December 2008, secured by Company’s interest in a first mortgage loan with a principal balance of $68.5 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. The loan participation was paid in full in February 2007	—	—	3,000,000	3,000,000

Note payable, secured by Company’s interest in preferred equity investment with a principal balance of $190 million, participation income is based on a portion of the income received from the investment	20,000,000	20,000,000	—	—

Junior loan participation of $75.0 million, secured by Company’s interest in preferred equity investment with a principal balance of $190 million, reduced by assumption of $45 million of the Company’s debt financing the investment. Participation income is based on a portion of the income received from the investment and the cost of the debt is based on pricing over LIBOR	30,000,000	30,000,000	—	—

Junior loan participation, maturity April 2007, secured by Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest is based on a portion of the interest received from the loan which has a fixed rate of interest. The loan participation was repaid in July 2007	125,000	125,000	125,000	125,000

Total notes payable	$140,421,300	$160,289,007	$94,574,240	$97,549,726

     In 2006, the Company entered into a junior loan participation with a total outstanding balance at December 31, 2006 of $3.0 million. This participation borrowing had a maturity date equal to the corresponding mortgage loan and was secured by the participant’s interest in the mortgage loan. This loan participation was paid in full in February 2007.
     In 2005, the Company entered into a junior loan participation with a total outstanding balance at December 31, 2006 of $59.4 million. This participation borrowing had a maturity date equal to the corresponding mortgage loan and was secured by the participant’s interest in the mortgage loan. This loan participation was paid in full in May 2007.
     At December 31, 2006, the Company held a junior loan participation with an outstanding balance of $125,000. This participation borrowing had a maturity date equal to the corresponding mortgage loan and was secured by the participant’s interest in the $1.3 million first mortgage co-op loan. The $125,000 junior loan participation and the $1.3 million first mortgage co-op loan matured in April 2007. The $1.3 million loan was contributed to the Company by Arbor Commercial Mortgage in 2003 as part of the initial capitalization for ACMs’ equity ownership in ARLP. In July 2007, ACM agreed to purchase the $1.3 million loan from the Company at par including all accrued and unpaid interest. The note payable was satisfied upon the purchase of the $1.3 million loan by ACM in July 2007.
     In June 2007, the Company financed a portion of its preferred equity investment in Extended Stay Hotel with a $20.0 million note payable that has a maturity date equal to the corresponding preferred equity investment. The note payable bears interest equal to the portion of income received from the equity investment. This note payable is expected to be satisfied during the third quarter of 2007 in relation to the Company’s pending sale of an additional $20.0 million of its preferred equity investment. See Note 3 — “Loans and Investments.”
     In June 2007, the Company entered into a junior loan participation for $75.0 million related to the Company’s preferred equity investment in Extended Stay Hotel which has been partially offset by the assumption of $45.0 million of the Company’s debt financing the investment. The participation has a maturity date equal to the corresponding preferred equity investment. The participation income is based on a portion of income received from the equity investment and the cost of the debt is based on pricing over LIBOR.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     In June 2007, the Company entered into a $60.0 million working capital facility with Wachovia Bank National Association. This facility has a maturity date of June 2008, with two one year extension options, and bears interest at the one-month LIBOR rate plus 2.10%. This facility did not have an outstanding balance at June 30, 2007.
     In July 2007, the Company amended the bridge loan warehouse agreement to extend the maturity from August 2007 to October 2007.
  Collateralized Debt Obligations
     The following table outlines borrowings under the Company’s collateralized debt obligations as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
CDO I – Issued four investment grade tranches January 19, 2005. Reinvestment period through January 2009. Interest rate variable based on three-month LIBOR; the weighted average note rate was 6.07% and 6.10%, respectively	$287,319,000	$291,319,000

CDO II – Issued nine investment grade tranches January 11, 2006. Reinvestment period through January 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 6.08% and 6.11%, respectively	350,350,000	352,710,000

CDO III – Issued 10 investment grade tranches December 14, 2006. Reinvestment period through December 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 5.80% and 5.82%, respectively	503,200,000	447,500,000

Total CDOs	$1,140,869,000	$1,091,529,000

     The Company completed three separate collateralized debt obligations (“CDOs”) by issuing to third party investors, tranches of investment grade collateralized debt obligations through newly-formed wholly-owned subsidiaries (the “Issuers”). Wholly-owned subsidiaries of the Company purchased the preferred equity interests of the Issuers. The Issuers hold assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash, which serve as collateral for the CDOs. The assets originally totaled approximately $469.0 million, $475.0 million and $500.0 million for CDO I, CDO II and CDO III, respectively. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The assets pledged as collateral for the CDOs were contributed from the Company’s existing portfolio of assets.
     The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% — 0.77%. The Company incurred issuance costs of $7.2 million, $6.2 million, and $9.7 million for CDO I, CDO II and CDO III, respectively, which are being amortized on a level yield basis over the average life of the corresponding CDO. Proceeds from the sale of the investment grade tranches

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. Proceeds from CDO I and CDO II are distributed quarterly with approximately $2.0 million and $1.2 million, respectively, being paid to investors as a reduction of the CDO liability.
     The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, CDOs are consolidated in the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.
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
     For the six months ended June 30, 2007, the Company issued 3,077,979 shares of common stock, of which 2,700,000 shares were issued in a public offering in June 2007, 258,878 common shares were payment for ACM’s incentive management fee and 119,101 shares of restricted common stock under the stock incentive plan. The increase in the Company’s outstanding shares resulted in a reduction of ACM’s limited partnership interest in ARLP from 18% at December 31, 2006 to approximately 16% at June 30, 2007. The $118.1 million increase in stockholders’ equity during the six months ended June 30, 2007 was largely attributable to the $73.6 million of net proceeds received from the issuance of the 2,700,000 shares of stock. Minority interest increased by approximately $12.1 million to $77.6 million at June 30, 2007 compared to $65.5 million at December 31, 2006 reflecting both ACM’s limited partnership interest in the increase in stockholders’ equity during the first six months of 2007 partially offset by the decrease in ACM’s limited partnership interest in ARLP and its wholly-owned subsidiaries to approximately 16%.
Note 8 — Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with SFAS No. 133 which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
     In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. The Company has entered into various interest rate swap agreements to hedge its exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index; and (iii) the issuance of variable rate junior subordinated notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
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
     The following is a summary of the derivative financial instruments held by the Company as of June 30, 2007, and December 31, 2006: (Dollars in Thousands)

	Notional Value			Fair Value
Designation\	June 30,	December 31,	Expiration	June 30,	December 31,
Cash Flow	2007	2006	Date	2007	2006
Non-Qualifying	$1,178,947	$1,203,948	2009 - 2015	$988	$1,514

Qualifying	$702,721	$445,366	2007 - 2017	$14,211	$658

     The fair value of Non-Qualifying Hedges as of June 30, 2007 and December 31, 2006 was $1.0 million and $1.5 million, respectively, and is recorded in other assets and other liabilities on the Balance Sheet. For the six months ended June 30, 2007 and 2006 the change in unrealized fair value of the Non-Qualifying Swaps was ($0.5) million and $0.5 million, respectively, and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of June 30, 2007 and December 31, 2006 was $14.2 million and $0.7 million, respectively, and is recorded in Other Comprehensive Income and in other assets and other liabilities on the Balance Sheet. As of June 30, 2007, the Company expects to reclassify approximately $2.2 million of Other Comprehensive Income (Loss) from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.
     In January and May of 2007, the Company terminated interest rate swap derivatives at market value and recorded an unrealized deferred hedging loss of $52,624 and gains of $0.7 million, respectively, in other comprehensive income. Gains and losses on terminated swaps are being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company has deferred approximately $2.1 million and $1.5 million of such gains through other comprehensive income at June 30, 2007 and December 31, 2006, respectively. The Company recorded $0.1 million as a reduction to interest expense related to the accretion of these gains for both the six months ended June 30, 2007 and 2006. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.
     In January 2007, the Company terminated an interest rate swap agreement on one of its junior subordinated notes relating to one of its series of Trust Preferred securities. The interest rate swap was being accounted for as a non-qualifying interest rate swap as a result of a technical clarification of accounting for interest rate swaps on Trust Preferred securities. As changes in the market value of non-qualifying swaps are recorded through the income statement the termination of this swap resulted in a one time gain of approximately $39,516 during the three months ended March 31, 2007.
     The cumulative amount of other comprehensive income related to net unrealized gains (losses) on derivatives designated as Cash Flow Hedges as of June 30, 2007 and December 31, 2006 of $16.3 million and $2.3 million, respectively, is a combination of the fair value of qualifying cash flow hedges of $14.2 million and $0.7 million, respectively, and deferred gains on termination of interest swaps of $2.1 million and $1.6 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 9 — Commitments and Contingencies
  Contractual Commitments
     As of June 30, 2007, the Company had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable	$—	$39,897	$35,496	$—	$1,733	$13,170	$90,296
Collateralized debt obligations (2)	6,360	12,720	96,493	96,493	303,470	625,333	1,140,869
Repurchase agreements	58,004	176,423	165,965	21,000	10,765	261,063	693,220
Trust preferred securities	—	—	—	—	—	276,055	276,055
Loan participations	125	—	—	—	—	50,000	50,125
Outstanding unfunded commitments (3)	12,829	24,486	63,839	2,921	17,326	22,908	144,309

Totals	$77,318	$253,526	$361,793	$120,414	$333,294	$1,248,529	$2,394,874

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $287.3 million of CDO I debt, $350.4 million of CDO II debt and $503.2 million of CDO III debt with a weighted average remaining maturity of 2.94, 4.41 and 4.98 years, respectively, as of June 30, 2007.

(3)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $144.3 million as of June 30, 2007, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
   Litigation
     The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.
Note 10 — Stockholders’ Equity
     In February 2007, ACM was paid its fourth quarter 2006 incentive management fee in 121,005 shares of common stock and in May 2007, ACM was paid its first quarter 2007 incentive management fee in 137,873 shares of common stock. In April 2007, the Company issued 119,101 shares of restricted common stock under the stock incentive plan to its independent directors and certain employees of the Company and of ACM.
     In April 2007, 110,600 shares of restricted common stock were awarded to certain employees of the Company and ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2008, the third one-fifth will vest in April 2009, the fourth one-fifth will vest in April 2010, and the remaining one-fifth will vest in April 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     Also in April 2007, 8,501 restricted shares were issued to non-management members of the board of directors under the stock incentive plan. One third of the restricted stock granted to directors was vested as of the date of grant, another one third will vest in April 2008 and the remaining third will vest on April 2009.
     In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares were acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2006, the Company repurchased 279,400 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and the Company did not purchase any shares during the six months ended June 30, 2007.
     On March 2, 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.
     On June 12, 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At June 30, 2007, the Company had $425.3 million available under this shelf registration.
     The Company had 20,187,349 shares of common stock outstanding at June 30, 2007 and 17,109,370 shares of common stock outstanding at December 31, 2006.
Note 11 — Earnings Per Share
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2007 and 2006.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$31,685,024	$31,685,024	$9,796,152	$9,796,152
Add: income allocated to minority interest	—	6,638,020	—	2,145,270

Earnings per EPS calculation	$31,685,024	$38,323,044	$9,796,152	$11,941,422

Weighted average number of common shares outstanding	17,993,924	17,993,924	17,242,332	17,242,332
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	103,329	—	55,586

Total weighted average common shares outstanding	17,993,924	21,873,322	17,242,332	21,073,987

Earnings per common share	$1.76	$1.75	$0.57	$0.57

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2007 and 2006.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$48,448,605	$48,448,605	$25,150,399	$25,150,399
Add: income allocated to minority interest	—	10,318,334	—	5,542,080

Earnings per EPS calculation	$48,448,605	$58,766,939	$25,150,399	$30,692,479

Weighted average number of common shares outstanding	17,590,860	17,590,860	17,165,020	17,165,020
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	87,040	—	56,428

Total weighted average common shares outstanding	17,590,860	21,453,969	17,165,020	20,997,517

Earnings per common share	$2.75	$2.74	$1.47	$1.46

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 12 — Related Party Transactions
     As of December 31, 2006, the Company had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. The Company provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from this loan for the three months ended March 31, 2007 was approximately $0.1 million. Interest income recorded for this loan was $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively.
     At June 30, 2007, due to related party consisted of $29.2 million of management fees and $0.4 million of escrows received at loan closings. The escrow payment was remitted in July 2007 and the management fees will be remitted in August 2007. At December 31, 2006, $0.1 million of escrows received by the Company at loan closings were due to ACM and were included in due to related party. Payment was remitted in January 2007.
     At June 30, 2007, the Company had a $1.3 million first mortgage co-op loan which is past its maturity date. The loan was contributed to the Company by Arbor Commercial Mortgage in 2003 as part of the initial capitalization for ACMs’ equity ownership in ARLP. In July 2007, ACM agreed to purchase the $1.3 million loan back from the Company at par including all accrued and unpaid interest. The Company had also sold a participating interest in the loan for $125,000 which was recorded as a financing and was included in notes payable. The note payable was satisfied upon purchase of the $1.3 million loan by ACM in July 2007.
     The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with which it has conflicts of interest. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds a 16% limited partnership interest in the Company’s operating partnership and 19% of the voting power of its outstanding stock.
Note 13 — Distributions
     On July 25, 2007, the Company declared distributions of $0.62 per share of common stock, payable with respect to the three months ended June 30, 2007, to stockholders of record at the close of business on August 15, 2007. The Company intends to pay this distribution on August 27, 2007.
     The following table presents dividends declared by the Company on its common stock from January 1, 2007 through June 30, 2007:

Declaration	For Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 25, 2007	December 2006	February 5, 2007	February 20, 2007	$0.60
April 25, 2007	March 2007	May 16, 2007	May 25, 2007	$0.62

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 14 — Management Agreement
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
     For the three months ended June 30, 2007 and 2006, ACM earned an incentive compensation installment totaling $28.9 million and $1.4 million, respectively, which were included in due to related party. Included in the $28.9 million of incentive compensation was $9.9 million recorded as management fee expense and $19.0 million recorded as deferred management fees related to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of the Company’s equity affiliates.
     For the three months ended June 30, 2007, ACM intends to elect to be paid its incentive management fee partially in 269,984 shares of common stock with the remainder to be paid in cash totaling $22.0 million, payable in August 2007. For the three months ended June 30, 2006, ACM was paid its management fee in 55,586 common shares on August 1, 2006.
     For the three months ended June 30, 2007 and 2006, the Company recorded $0.8 million and $0.7 million, respectively, of base management fees due to ACM of which $0.3 million and $0.2 million, respectively, were included in due to related party and paid in the month subsequent to the respective periods.
     For the six months ended June 30, 2007, ACM earned a base management fee of $1.4 million and an incentive compensation installment totaling $33.1 million, of which $19.0 million was deferred, compared to $1.3 million and $4.9 million, respectively, for the six months ended June 30, 2006.
Note 15 — Due to Borrowers
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
Overview
     We are a Maryland corporation that was formed in June 2003 to invest in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We have also invested in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.
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
     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT, and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code, with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. We recorded a $15.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the six months ended June 30, 2007.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three and six months ended June 30, 2007, interest income earned on these loans and investments represented approximately 93% and 85% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. For the three and six months ended June 30, 2007, interest on these investments represented approximately 7% and 15% of our total revenues, respectively.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and six months ended June 30, 2007, revenue from other income represented less than 1% of our total revenues.

Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity or cost method of accounting, as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. For the six months ended June 30, 2007 and 2006, income from equity affiliates totaled approximately $26.0 million and $2.9 million, respectively. The $26.0 million included a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates and $1.8 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our equity affiliates during the six months ended June 30, 2007. The $2.9 million during the six months ended June 30, 2006 was the recognition of previously deferred income from excess proceeds received from the refinance of a property of one of our equity affiliates.
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2007, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments, and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We recorded interest on such loans and investments of $6.2 million and $23.0 million for the three and six months ended June 30, 2007, respectively, compared to $0.5 million and $8.3 million for the three and six months ended June 30, 2006.
Derivatives and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the carrying values of interest rate swaps and caps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. During the three and six months ended June 30, 2007 we entered into seven and twenty two additional interest rate swaps that qualify as cash flow hedges, having a total combined notional value of approximately $402.6 million. The fair value of our qualifying hedge portfolio has increased by approximately $13.5 million from December 31, 2006 as a result of these additional swaps and a change in the projected LIBOR rates.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”
Recently Issued Accounting Pronouncements
     For a discussion of the impact of new accounting pronouncements on our financial condition or results of operation, see Note 2 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
Changes in Financial Condition
     During the quarter ended June 30, 2007, we originated 32 loans and investments totaling $994.5 million, of which $866.8 million was funded as of June 30, 2007. Of the new loans and investments, 12 were bridge loans totaling $550.8 million, 14 were mezzanine loans totaling $186.3 million, four were junior participating interests totaling $72.4 million and two were preferred equity investments totaling $185.0 million. During the quarter ended June 30, 2007, we received repayments totaling $618.5 million, of which $449.9 million was for the repayment in full of 16 loans and $168.6 million was concurrent with refinancings.
     Our loan portfolio balance at June 30, 2007 was $2.6 billion, with a weighted average current interest pay rate of 8.46% as compared to $2.0 billion, with a weighted average current interest pay rate of 9.06% at December 31, 2006. At June 30, 2007, advances on financing facilities totaled $2.3 billion, with a weighted average funding cost of 6.74%, excluding financing and interest rate swap costs, as compared to $1.8 billion, with a weighted average funding cost of 6.70% at December 31, 2006. Additionally, our investment in equity affiliates at June 30, 2007 was $44.2 million as compared to $25.4 million at December 31, 2006.
     During the quarter ended March 31, 2007, we sold our entire securities available for sale portfolio. These securities were purchased in March 2004 with fixed rates of interest for three years until March 2007 that reset to adjustable rates of interest thereafter. As of December 31, 2006, these securities had a balance of $22.1 million and had been in an unrealized loss position for more than twelve months. These securities recovered their fair value during the quarter ended March 31, 2007 in conjunction with a change in interest rates. We sold our entire portfolio during the first quarter of 2007 and recorded a gain of $30,182. These securities were pledged as collateral for borrowings under a repurchase agreement and the proceeds of the sale were utilized to repay the repurchase agreement.
     Deferred management fee was $19.0 million at June 30, 2007 and relates to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. The transaction was structured to provide a tax deferral for an estimated period of seven years. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further description of this transaction.
     Deferred revenue totaled $77.1 million at June 30, 2007 representing a deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. The transaction was structured to provide a tax deferral for an estimated period of seven years. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further description of this transaction.
     In April 2007, 8,501 restricted shares were issued to non-management members of the board of directors and 110,600 shares of restricted common stock were issued to certain employees of ours and ACM under the stock incentive plan. ACM was paid 121,005 and 137,873 shares of common stock for its fourth quarter 2006 and first quarter 2007 incentive management fees, respectively, during the six months ended June 30, 2007.
     On June 12, 2007, we sold 2,700,000 shares of its common stock in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio.
Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006
     The following table sets forth our results of operations for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$74,800,274	$38,848,431	$35,951,843	93%
Other income	17,186	49,050	(31,864)	(65)%

Total revenue	74,817,460	38,897,481	35,919,979	92%

Expenses:
Interest expense	38,527,983	21,576,662	16,951,321	79%
Employee compensation and benefits	1,879,311	1,154,477	724,834	63%
Stock based compensation	1,222,376	943,038	279,338	30%
Selling and administrative	1,245,469	1,130,955	114,514	10%
Management fee – related party	10,645,065	2,050,927	8,594,138	419%

Total expenses	53,520,204	26,856,059	26,664,145	99%

Income before income from equity affiliates, minority interest and provision for income taxes	21,297,256	12,041,422	9,255,834	77%
Income from equity affiliates	26,025,788	–	26,025,788	nm

Income before minority interest and provision for income taxes	47,323,044	12,041,422	35,281,622	293%
Income allocated to minority interest	6,638,020	2,145,270	4,492,750	209%

Income before provision for income taxes	40,685,024	9,896,152	30,788,872	311%
Provision for income taxes	9,000,000	100,000	8,900,000	nm

Net income	$31,685,024	$9,796,152	$21,888,872	223%

nm – not meaningful
Revenue
     Interest income increased $36.0 million, or 93%, to $74.8 million for the three months ended June 30, 2007 from $38.8 million for the three months ended June 30, 2006. This increase was due in part to the recognition of $9.4 million of interest income related to yield maintenance cost on the prepayment of a $45 million mezzanine loan, $1.0 million of interest income from the return of a $2.7 million preferred equity investment with a 12.5% return and $4.2 million of interest income attributable to a 16.7% carried profits interest from excess proceeds received from refinancing activities on certain assets in the portfolio of one of our equity affiliates for the three months ended June 30, 2007.
     Excluding these transactions, interest income increased $21.4 million, or 55%, compared to the same period in the prior year. This increase was primarily due to a 70% increase in the average balance of loans and investments from $1.4 billion for the three months ended June 30, 2006 to $2.4 billion for the three months ended June 30, 2007 due to increased loan and investment originations. This was partially offset by a 10% decrease in the average yield on assets from 10.60% for the three months ended June 30, 2006 to 9.55% for the three months ended June 30, 2007 as a result of a reduction in yield on new originations compared to higher yielding loan payoffs from the same period in 2006, partially offset by an increase in average LIBOR over the same period.
     Other income totaled $17,186 for the three months ended June 30, 2007 down from $49,050 for the three months ended June 30, 2006. This is primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense increased $16.9 million, or 79%, to $38.5 million for the three months ended June 30, 2007 from $21.6 million for the three months ended June 30, 2006. This increase was primarily due to a $1.1 billion, or 89%, increase in the average balance of our debt facilities from $1.2 billion for the three months ended June 30, 2006 to $2.3 billion for the three months ended June 30, 2007 as a result of increased portfolio growth and financing facilities. This was partially offset by a 4% decline in the average cost of these borrowings from 7.11% for the three months ended June 30, 2006 to 6.82% for the three months ended June 30, 2007 due to reduced borrowing costs primarily as a result of an increase in average CDO debt combined with income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans partially offset by an increase in average LIBOR.
     Employee compensation and benefits expense increased $0.7 million, or 63%, to $1.9 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006. This increase was primarily due to the expansion of staffing needs in the areas of asset management, structured securitization and originations associated with the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense increased $0.3 million, or 30%, to $1.2 million for the three months ended June 30, 2007 from $0.9 million for the three months ended June 30, 2006. These expenses represent the cost of restricted stock granted to certain of our employees, directors and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock awards as a result of granting 119,101 restricted stock awards subsequent to June 30, 2006 which was partially offset by the reduction in expense associated with restricted stock awards that vested prior to the three months ended June 30, 2007.
     Selling and administrative expense increased $0.1 million, or 10%, to $1.2 million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. This increase is primarily due to professional fees, including legal, accounting services, and consulting fees relating to investor relations, Sarbanes-Oxley compliance and regulatory filings.
     Management fees increased $8.6 million to $10.6 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased $0.1 million mainly due to increased stockholders’ equity over the same period in 2006 which was directly attributable to greater profits and $73.6 million of net proceeds received from our public offering in the second quarter of 2007. The incentive management fees increased by $8.5 million to $9.9 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. This increase was due to increased profitability over the same periods as a result of the recognition of a $24.2 million gain from the sale of one of the properties of one of our investments in equity affiliates and $6.0 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our investments in equity affiliates. We also received $10.4 million related to yield maintenance cost on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment on the transfer of control of the 450 West 33rd Street Building.

Income From Equity Affiliates
     Income from equity affiliates increased $26.0 million for the three months ended June 30, 2007. This increase was primarily due to a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates. We also recognized $1.8 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our investments in equity affiliates.
Income Allocated to Minority Interest
     Income allocated to minority interest increased by $4.5 million, or 209%, to $6.6 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 221% increase in income before minority interest reduced by the provision for income taxes over the same period partially offset by a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 17.4% in our operating partnership for the three months ended June 30, 2007 compared to 18.0% for the three months ended June 30, 2006. At June 30, 2007, our manager had a limited partnership interest of 15.8% in our operating partnership.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. As a REIT, we generally are not subject to federal income tax on the portion of our REIT taxable income which is distributed to our stockholders, provided that at least 90% of the taxable income is distributed and provided that certain other requirements are met. As of June 30, 2007 and 2006, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the three months ended June 30, 2007 and 2006.
     We also have certain investments in taxable REIT subsidiaries which are subject to federal and state income taxes. During the three months ended June 30, 2007 and 2006, we recorded a $9.0 million and $0.1 million provision, respectively, on income from these taxable REIT subsidiaries. The increased provision for the three months ended June 30, 2007 resulted from a $24.2 million gain recognized on the sale of property of one of our investment in equity affiliates representing the portion attributable to the 20.0% equity interest in the borrowing entity.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006
     The following table sets forth our results of operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$141,260,927	$79,537,102	$61,723,825	78%
Other income	23,356	120,397	(97,041)	(81)%

Total revenue	141,284,283	79,657,499	61,626,784	77%

Expenses:
Interest expense	70,640,502	39,926,974	30,713,528	77%
Employee compensation and benefits	3,320,459	2,309,408	1,011,051	44%
Stock based compensation	1,673,936	1,365,453	308,483	23%
Selling and administrative	2,304,488	1,918,777	385,711	20%
Management fee – related party	15,518,747	6,203,700	9,315,047	150%

Total expenses	93,458,132	51,724,312	41,733,820	81%

Income before income from equity affiliates, minority interest and provision for income taxes	47,826,151	27,933,187	19,892,964	71%
Income from equity affiliates	26,025,788	2,909,292	23,116,496	nm

Income before minority interest and provision for income taxes	73,851,939	30,842,479	43,009,460	139%
Income allocated to minority interest	10,318,334	5,542,080	4,776,254	86%

Income before provision for income taxes	63,533,605	25,300,399	38,233,206	151%
Provision for income taxes	15,085,000	150,000	14,935,000	nm

Net income	$48,448,605	$25,150,399	$23,298,206	93%

nm – not meaningful
Revenue
     Interest income increased $61.7 million, or 78%, to $141.2 million for the six months ended June 30, 2007 from $79.5 million for the six months ended June 30, 2006. This increase was due in part to the recognition of $16.0 million of interest income from a 33.33% carried profits interest in a $2.0 million preferred equity investment, $9.4 million of interest income related to yield maintenance cost on the prepayment of a $45 million mezzanine loan, $1.0 million of interest income from the return of a $2.7 million preferred equity investment with a 12.5% return and $4.2 million of interest income attributable to a 16.7% carried profits interest from excess proceeds received from refinancing activities on certain assets in the portfolio of one of our investments in equity affiliates for the six months ended June 30, 2007. By comparison, during the six months ended June 30, 2006, $6.3 million of interest income was recognized from a 16.7% carried profits interest on a $30.1 million mezzanine loan that was repaid in January 2006 and was the result of excess proceeds received from the refinancing of a portfolio of properties securing the loan.

     Excluding these transactions, interest income increased $37.4 million, or 51%, compared to the same period of the prior year. This increase was primarily due to an $895.8 million, or 67%, increase in the average balance of loans and investments from $1.3 billion for the six months ended June 30, 2006 to $2.2 billion for the six months ended June 30, 2007 due to increased loans and investments originations. This was partially offset by a 10% decrease in the average yield on assets from 10.62% for the six months ended June 30, 2006 to 9.61% for the six months ended June 30, 2007 as a result of a reduction in yield on new originations compared to higher yielding loan payoffs from the same period in 2006, partially offset by an increase in LIBOR over the same period. Interest income from available for sale securities decreased $0.2 million, or 78%, to $0.1 million for the six months ended June 30, 2007 from $0.3 million for the six months ended June 30, 2006 as a result of the sale of our entire securities available for sale portfolio during the quarter ended March 31, 2007.
     Other income decreased $0.1 million, or 81%, to $23,356 for the six months ended June 30, 2007 from $0.1 million for the six months ended June 30, 2006. This was primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense increased $30.7 million, or 77%, to $70.6 million for the six months ended June 30, 2007 from $39.9 million for the six months ended June 30, 2006. This increase was primarily due to a $947.3 million, or 84%, increase in the average balance of our debt facilities from $1.1 billion for the six months ended June 30, 2006 to $2.1 billion for the six months ended June 30, 2007 as a result of increased portfolio growth and financing facilities. This was partially offset by a 3% decrease in the average cost of these borrowings from 7.03% for the six months ended June 30, 2006 to 6.85% for the six months ended June 30, 2007, due to reduced borrowing costs primarily as a result of an increase in average CDO debt combined with income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans partially offset by an increase in average LIBOR. In addition, interest expense on debt financing our available for sale securities portfolio decreased to $0.1 million for the six months ended June 30, 2007 compared to $0.7 million for the six months ended June 30, 2006. This decrease was due to the full repayment of such debt during the quarter ended March 31, 2007 in conjunction with the sale of our entire securities available for sale portfolio.
     Employee compensation and benefits expense increased $1.0 million, or 44%, to $3.3 million for the six months ended June 30, 2007 from $2.3 million for the six months ended June 30, 2006. This increase was primarily due to the expansion of staffing needs in the areas of asset management, structured securitization and originations associated with the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense increased $0.3 million, or 23%, to $1.7 million for the six months ended June 30, 2007 from $1.4 million for the six months ended June 30, 2006. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock awards as a result of granting 119,101 restricted stock awards subsequent to June 30, 2006 which was partially offset by the reduction in expense associated with restricted stock awards that vested prior to and during the six months June 30, 2007.
     Selling and administrative expense increased $0.4 million, or 20%, to $2.3 million for the six months ended June 30, 2007 from $1.9 million for the six months ended June 30, 2006. This increase is primarily due to professional fees, including legal, accounting services, and consulting fees relating to investor relations, Sarbanes-Oxley compliance and regulatory filings.
     Management fees increased $9.3 million, or 150%, to $15.5 million for the six months ended June 30, 2007 from $6.2 million for the six months ended June 30, 2006. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.1 million, or 9%, to $1.4 million for the six months ended June 30, 2007 from $1.3 million for the six months ended June 30, 2006. This increase is primarily due to increased stockholders’ equity directly attributable to greater profits and contributed capital over the same period in 2006. The incentive management fees increased by $9.2 million, or 188%, to $14.1 million for the six months ended June 30, 2007 from $4.9 million for the six months ended June 30, 2006. This increase was due to increased profitability over the same periods as a result of the recognition of $16.0 million of revenue attributable to the 33.33% profits interest in a borrowing entity, a $24.2 million gain from the sale of one of the properties of one of our equity affiliates and $6.0 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our investments in equity affiliates. We also received $10.4 million related to yield maintenance cost on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment on the transfer of control of the 450 West 33rd Street Building. During 2006, we recognized $9.2 million of deferred revenue from excess proceeds received from the refinance of a property of one of our investments in equity affiliates.
Income From Equity Affiliates
     Income from equity affiliates increased $23.1 million to $26.0 million for the six months ended June 30, 2007 from $2.9 million for the six months ended June 30, 2006. This increase was due to a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates and $1.8 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our investments in equity affiliates during the six months ended June 30, 2007. During the six months ended June 30, 2006, we recognized $2.9 million of revenue from excess proceeds received from the refinancing of properties of one of our investments in equity affiliates.
Income Allocated to Minority Interest
     Income allocated to minority interest increased by $4.8 million, or 86%, to $10.3 million for the six months ended June 30, 2007 from $5.5 million for the six months ended June 30, 2006. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 91% increase in income before minority interest reduced by the provision for income taxes over the same periods partially offset by a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 17.7% in our operating partnership for the six months ended June 30, 2007 compared to 18.0% for the six months ended June 30, 2006. At June 30, 2007, our manager had a limited partnership interest of 15.8% in our operating partnership.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. As a REIT, we generally are not subject to federal income tax on the portion of our REIT taxable income which is distributed to our stockholders, provided that at least 90% of the taxable income is distributed and provided that certain other requirements are met. As of June 30, 2007 and 2006, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the six months ended June 30, 2007 and 2006.
     We also have certain investments in taxable REIT subsidiaries which are subject to federal and state income taxes. During the six months ended June 30, 2007 and 2006, we recorded a $15.1 million and $0.2 million provision, respectively, on income from these taxable REIT subsidiaries. The increased provision for the six months ended June 30, 2007 resulted from a $16.0 million distribution received representing the portion attributable to the 33.33% profits interest in a borrowing entity and a $24.2 million gain recognized on the sale of property of one of our investments in equity affiliates representing the portion attributable to the 20.0% equity interest.

Liquidity and Capital Resources
Sources of Liquidity
     Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from operations. Our equity sources consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, net proceeds from our public offering of our common stock in June 2007 and depending on market conditions, proceeds from capital market transactions including the future issuance of common, convertible and/or preferred equity securities. Our debt facilities include the issuance of floating rate notes resulting from our CDOs, the issuance of junior subordinated notes to subsidiary trusts issuing preferred securities and borrowings under credit agreements. Net cash provided by operating activities include cash from equity participation interests, repayments of outstanding loans and investments and funds from junior loan participation arrangements.
     We believe our existing sources of funds will be adequate for purposes of meeting our short-term liquidity and long-term liquidity needs. Our loans and investments are financed under existing credit facilities and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return. Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing. If we are unable to renew our sources of financing on substantially similar terms or at all, it would have an adverse effect on our business and results of operations. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.
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
Equity Offerings
     Our authorized capital provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share.
     On March 2, 2007, we filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.
     On June 12, 2007, we sold 2,700,000 shares of our common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At June 30, 2007, we had $425.3 million available under this shelf registration. After giving effect to these transactions, we had 20,187,349 shares outstanding at June 30, 2007.
Debt Facilities
     We also maintain liquidity through five master repurchase agreements, one warehouse credit facility, one working capital facility and one bridge loan warehousing credit agreement with six different financial institutions.

In addition, we have issued three collateralized debt obligations (“CDOs”) and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of June 30, 2007, these facilities had an aggregate capacity of $2.7 billion and borrowings were approximately $2.3 billion.
     The following is a summary of our debt facilities as of June 30, 2007:

	At June 30, 2007
		Debt
		Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates
Repurchase agreements. Interest is variable based on pricing over LIBOR and VFCC commercial paper rates	$1,007,000,000	$693,219,964	$313,780,036	2007 - 2010

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,185,169,000	1,140,869,000	44,300,000	2011 - 2013

Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	276,055,000	276,055,000	—	2034 - 2036

Notes payable. Interest is variable based on pricing over Prime or LIBOR	235,125,000	140,421,300	94,703,700	2007 - 2008

	$2,703,349,000	$2,250,565,264	$452,783,736

     These debt facilities are described in further detail in Note 6 “Debt Obligations” of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
     Repurchase Agreements
     Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs. At June 30, 2007, the aggregate outstanding balance under these facilities was $693.2 million.
     We have a $370.0 million master repurchase agreement with Wachovia Bank National Association, dated December 2003, with an initial term of three years, which bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In October 2006, this repurchase agreement was amended to increase the amount of available financing from $350 million to $500 million and extend the maturity to March 2007. On December 14, 2006, $200.0 million of this facility was paid down in connection with the closing of CDO III. This repurchase agreement was also amended in March 2007 to temporarily increase the amount of available financing to $775.0 million and extend the maturity to May 2007. The available financing of $775.0 million was reduced to $350.0 million at the time of the initial funding of the repurchase agreement entered into with the Variable Funding Capital Company, LLC (see below). The Wachovia Bank National Association repurchase agreement was also amended in June 2007 to increase the committed amount of this facility to $370.0 million from $350.0 million and extend the maturity to October 31, 2007. At June 30, 2007, the outstanding balance under this facility was $224.1 million with a current weighted average note rate of 7.48%.
     In addition, we had a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our securities available for sale. The repurchase agreement expired in July 2007 and had an interest rate of LIBOR plus 0.20%. We sold our entire securities available for sale portfolio during the first quarter of 2007 and utilized the proceeds of such sale to repay this facility in its entirety.

     We have a $387.0 million master repurchase agreement with a second financial institution, effective March 2007, that has a term expiring in March 2010 and bears interest at the VFCC commercial paper rate plus pricing of 0.65% to 2.50%. At June 30, 2007, the outstanding balance under this facility was $338.3 million with a current weighted average note rate of 6.70%.
     We have a $100.0 million master repurchase agreement with a third financial institution, effective December 2005, which was extended in December 2006 for one year and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At June 30, 2007, the outstanding balance under this facility was $36.2 million with a current weighted average note rate of 6.66%.
     We have a $150.0 million master repurchase agreement with a fourth financial institution, effective October 2006, that has a term expiring in October 2009 and bears interest at LIBOR plus pricing of 1.00% to 1.80%, varying on the type of asset financed. At June 30, 2007, the outstanding balance under this facility was $94.6 million with a current weighted average note rate of 6.32%.
     CDOs
     We completed three separate CDOs since 2005 by issuing to third party investors, tranches of investment grade collateralized debt obligations through newly-formed wholly-owned subsidiaries (the “Issuers”). The Issuers hold assets, consisting primarily of real-estate related assets and cash which serve as collateral for the CDOs. The assets pledged as collateral for the CDOs were contributed from our existing portfolio of assets. By contributing these real estate assets to the various CDOs, these transactions resulted in a decreased cost of funds relating to the corresponding CDO assets and created capacity in our existing credit facilities.
     The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% — 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. Proceeds from CDO I and CDO II are distributed quarterly with approximately $2.0 million and $1.2 million, respectively, being paid to investors as a reduction of the CDO liability. For accounting purposes, CDOs are consolidated in our financial statements.
     At June 30, 2007, the outstanding note balance under CDO I, CDO II and CDO III was $287.3 million, $350.4 million and $503.2 million, respectively.
     Junior Subordinated Notes
     The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. Prior to 2007, we issued a total of $223.0 million of junior subordinated notes in seven separate private placements. In April 2007, we issued a total of $53.1 million of junior subordinate notes in two separate private placements. At June 30, 2007, the aggregate outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 8.24%.

     Notes Payable
     Notes payable consists of a warehouse credit facility, a working capital facility, a bridge loan warehousing credit agreement, two junior loan participations and one note payable. At June 30, 2007, the aggregate outstanding balance under these facilities was $140.4 million.
     In June 2007, we entered into a $60.0 million working capital facility with Wachovia Bank National Association. This facility has a maturity date of June 2008, with two one year extension options, and bears interest at the one-month LIBOR rate plus 2.10%. This facility did not have an outstanding balance at June 30, 2007.
     We have a $75.0 million bridge loan warehousing credit agreement with a fifth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1, 2, 3 or 6-month LIBOR plus 1.65%, at our option. In September 2006, this facility was amended to extend the maturity date to August 2007, increase the amount of available financing from $50 million to $75 million, and amend certain terms of this agreement. In July 2007, this facility was amended to extend the maturity date from August 2007 to October 2007. At June 30, 2007, the outstanding balance under this facility was $70.3 million with a current weighted average note rate of 6.94%.
     We have a $50.0 million warehousing credit facility with a sixth financial institution, effective December 2005, that has a term expiring in December 2007 that bears interest at LIBOR plus pricing of 1.50% to 2.50%, varying on the type of asset financed. At June 30, 2007, the outstanding balance under this facility was $20.0 million with a current weighted average note rate of 7.41%.
     The participation borrowings and note payable have a maturity date equal to the corresponding mortgage loan and is secured by the participant’s interests in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.
     The warehouse credit agreement, working capital facility, bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR and VFCC commercial paper rates. The amount of our pricing over these rates varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.
     The warehouse credit agreement, working capital facility bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.
Cash Flow From Operations
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
Restrictive Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of June 30, 2007, we are in compliance with all covenants and restrictions under these credit facilities.
Share Repurchase Plan
     In August 2006, the Board of Directors authorized a stock repurchase plan that enabled us to buy up to one million shares of our common stock. At management’s discretion, shares were acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permitted us to repurchase shares at times when we might otherwise be prevented from doing so. As of June 30, 2007, we repurchased 279,400 shares of our common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and we did not purchase any shares during the six months ended June 30, 2007.
Contractual Commitments
     As of June 30, 2007, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable	$—	$39,897	$35,496	$—	$1,733	$13,170	$90,296
Collateralized debt obligations (2)	6,360	12,720	96,493	96,493	303,470	625,333	1,140,869
Repurchase agreements	58,004	176,423	165,965	21,000	10,765	261,063	693,220
Trust preferred securities	—	—	—	—	—	276,055	276,055
Loan participations	125	—	—	—	—	50,000	50,125
Outstanding unfunded commitments (3)	12,829	24,486	63,839	2,921	17,326	22,908	144,309

Totals	$77,318	$253,526	$361,793	$120,414	$333,294	$1,248,529	$2,394,874

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $287.3 million of CDO I debt, $350.4 million of CDO II debt and $503.2 million of CDO III debt with a weighted average remaining maturity of 2.94, 4.41 and 4.98 years, respectively, as of June 30, 2007.

(3)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $144.3 million as of June 30, 2007, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
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

     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.8 million and $1.4 million in base management fees for services rendered in the three and six months ended June 30, 2007, respectively.
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
     For the three months ended June 30, 2007, our manager earned a total of $28.9 million of incentive compensation, which includes $9.9 million recorded as management fee expense and $19.0 million recorded as deferred management fees related to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. Our manager and has elected to receive its incentive management fee partially in 269,984 shares of common stock with the remainder to be paid in cash totaling $22.0 million, payable in August 2007. For the six months ended June 30, 2007, incentive compensation totaled $33.1 million and our manager has elected to receive it in an aggregate of 407,857 shares of common stock with the remainder to be paid in cash totaling $22.0 million.
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
Related Party Transactions
     As of December 31, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. We provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from this loan for the three and six months ended June 30, 2007 was approximately $0 and $0.1 million, respectively, compared to approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively.
     At June 30, 2007, due to related party consisted of $29.2 million of management fees and $0.4 million of escrows received at loan closings. The escrow payment was remitted in July 2007 and the management fees will be remitted in August 2007. At December 31, 2006, $0.1 million of escrows received by us at loan closings were due to ACM and were included in due to related party. Payment was remitted in January 2007.
     At June 30, 2007, we had a $1.3 million first mortgage co-op loan which is past its maturity date. The loan was contributed to us by Arbor Commercial Mortgage in 2003 as part of the initial capitalization for ACMs’ equity ownership in ARLP. In July 2007, ACM agreed to purchase the $1.3 million loan back from us at par including all accrued and unpaid interest. We had also sold a participating interest in the loan for $125,000 which was recorded as a financing and was included in notes payable. The note payable was satisfied upon purchase of the $1.3 million loan by ACM in July 2007.
     We are dependent upon our manager, ACM, to provide services to us that are vital to our operations with which we have conflicts of interest. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds a 16% limited partnership interest in our operating partnership and 19% of the voting power of its outstanding stock.

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
     Based on the loans and liabilities as of June 30, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.9 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. Based on the loans and liabilities as of June 30, 2007 and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would decrease our annual net income and cash flows by approximately $1.0 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).
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
     As of June 30, 2007 and December 31, 2006 we had ten of these interest rate swap agreements outstanding with a combined notional value of $1.2 billion. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2007 and December 31, 2006, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $0.4 million and $0.7 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $0.4 million and $0.7 million, respectively.
     In connection with the issuance of variable rate junior subordinate notes during 2007, 2006 and 2005, we entered into various interest rate swap agreements. These swaps had total notional values of $140.0 million, as of June 30, 2007 and December 31, 2006, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $2.4 million and $2.5 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $2.4 million and $2.4 million, respectively.
     As of June 30, 2007, we had twenty four interest rate swap agreements outstanding with a combined notional value of $562.7 million. As of December 31, 2006 we had eighteen interest rate swap agreements outstanding with a combined notional value of $330.4 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $15.2 million and $8.9 million respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $15.2 million and $9.2 million, respectively.
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
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) During the three months ended June 30, 2007, the Company issued a total of 137,873 shares of its common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Amended and Restated Management Agreement, dated January 19, 2005 (the “Management Agreement”), by and among the Company, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. Pursuant to the Management Agreement, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of common stock of the Company.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of stockholders of the Company was held on May 30, 2007, for the purpose of considering and acting upon the following:
(1) Election of Directors. Four Class I directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Withheld
John J. Bishar, Jr.	15,750,010	57,739
Archie R. Dykes	15,743,969	63,780
Joseph Martello	15,239,651	558,098
Kyle A. Permut	14,409,069	1,398,680
The continuing directors of the Company are Ivan Kaufman, C. Michael Kojaian, Melvin F. Lazar, Walter K. Horn, William Helmreich and Karen K. Edwards.
(2) Ratification of Auditors. Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2007. The votes cast for, against and abstentions were as follows:

	Aggregate Votes
Proposal	For	Against	Abstained
Ratification of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2007	15,774,136	14,600	19,013
(c) Approval of an Amendment to the Company’s Charter. Amendment was approved. The votes cast for, against and abstentions were as follows:

	Aggregate Votes
Proposal	For	Against	Abstained
Approval of amendment to the Company’s Charter to lower each of the aggregate stock ownership limit and the common stock ownership limit from 8.3% to 7.0%	12,034,728	218,792	54,968
Item 5. OTHER INFORMATION
     Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description
1.1	Underwriting Agreement, dated June 7, 2007, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Wachovia Capital Markets, LLC. ▲

2.1	Contribution Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*

2.2	Guaranty, dated July 1, 2003, made by Arbor Commercial Mortgage, LLC and certain wholly-owned subsidiaries of Arbor Commercial Mortgage, LLC in favor of Arbor Realty Limited Partnership, ANMB Holdings, LLC and ANMB Holdings II, LLC.*

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership.*

3.1	Articles of Incorporation of the Registrant.*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant.

3.3	Articles Supplementary of the Registrant.*

3.4	Bylaws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC.*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. †

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004).**

10.9	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated). ‡‡

10.10	Form of Restricted Stock Agreement.*

10.11	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*

10.12	Form of Indemnification Agreement.*

10.13	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation.*

10.14	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.***

10.15	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC.*

10.16	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*

10.17	Subscription Agreement between Arbor Realty Trust, Inc. and Kojaian Ventures, L.L.C.*

10.18	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

Exhibit
Number	Description
10.19	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.23	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc. Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡‡

10.24	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ❖

10.25	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC. ❖

10.26	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. ❖

10.27	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ❖❖

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

▲	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on June 12, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

❖	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC. (Registrant)
By:	/s/ Ivan Kaufman
Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ Paul Elenio
Name: Paul Elenio
Title: Chief Financial Officer

Date: August 7, 2007