Form 10-Q
period 2007-09-30
ARBOR REALTY TRUST INC
filed 2007-11-09
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2007
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
Yes  ☐         No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 20,457,333 outstanding (excluding 279,400 shares held in treasury) as of November 6, 2007.

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

i

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and cash equivalents	$14,405,394	$7,756,857
Restricted cash	127,094,536	84,772,062
Loans and investments, net	2,636,016,806	1,993,525,064
Related party loans, net	—	7,752,038
Available-for-sale securities, at fair value	—	22,100,176
Investment in equity affiliates	57,590,436	25,376,949
Prepaid management fee	19,047,949	—
Other assets	77,117,636	63,062,065

Total assets	$2,931,272,757	$2,204,345,211

Liabilities and Stockholders’ Equity:
Repurchase agreements	$766,519,028	$395,847,359
Collateralized debt obligations	1,137,689,000	1,091,529,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	222,962,000
Notes payable	110,805,840	94,574,240
Due to related party	5,109,672	3,983,647
Due to borrowers	29,973,915	16,067,295
Deferred revenue	77,123,133	—
Other liabilities	38,557,141	17,802,341

Total liabilities	2,441,832,729	1,842,765,882

Minority interest	76,362,886	65,468,252

Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 20,736,733 shares issued, 20,457,333 shares outstanding at September 30, 2007 and 17,388,770 shares issued, 17,109,370 shares outstanding at December 31, 2006	207,367	173,888
Additional paid-in capital	359,793,271	273,037,744
Treasury stock, at cost – 279,400 shares	(7,023,361)	(7,023,361)
Retained earnings	63,050,138	27,732,489
Accumulated other comprehensive (loss) income	(2,988,034)	2,152,556

Total stockholders’ equity	413,077,142	296,111,077

Total liabilities and stockholders’ equity	$2,931,272,757	$2,204,345,211

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Interest income	$70,471,815	$40,897,083	$211,732,742	$120,434,185
Income from swap derivative	—	696,960	—	696,960
Other income	1,806	41,550	25,162	161,947

Total revenue	70,473,621	41,635,593	211,757,904	121,293,092

Expenses:
Interest expense	39,625,100	23,405,789	110,265,602	63,332,763
Employee compensation and benefits	1,989,437	1,120,596	5,309,896	3,430,004
Stock based compensation	365,391	427,609	2,039,327	1,793,062
Selling and administrative	1,365,124	1,118,724	3,669,612	3,037,501
Management fee — related party	5,686,538	2,327,012	21,205,285	8,530,712

Total expenses	49,031,590	28,399,730	142,489,722	80,124,042

Income before income from equity affiliates, minority interest and provision for income taxes	21,442,031	13,235,863	69,268,182	41,169,050
Income from equity affiliates	3,139,809	—	29,165,597	2,909,292

Income before minority interest and provision for income taxes	24,581,840	13,235,863	98,433,779	44,078,342
Income allocated to minority interest	3,841,671	2,379,607	14,160,005	7,921,687

Income before provision for income taxes	20,740,169	10,856,256	84,273,774	36,156,655
Provision for income taxes	—	—	15,085,000	150,000

Net income	$20,740,169	$10,856,256	$69,188,774	$36,006,655

Basic earnings per common share	$1.02	$0.63	$3.73	$2.10

Diluted earnings per common share	$1.02	$0.63	$3.73	$2.09

Dividends declared per common share	$0.62	$0.57	$1.84	$1.99

Weighted average number of shares of common stock outstanding:

Basic	20,366,360	17,226,496	18,526,194	17,185,737

Diluted	24,173,877	21,067,847	22,369,766	21,021,218

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

										Accumulated
		Preferred	Preferred							Other
	Comprehensive	Stock	Stock Par	Common	Common Stock	Additional Paid-	Treasury	Treasury	Retained	Comprehensive
	Income	Shares	Value	Stock Shares	Par Value	in Capital	Stock Shares	Stock	Earnings	Income (Loss)	Total
Balance- January 1, 2007	—	3,776,069	$37,761	17,388,770	$173,888	$273,037,744	(279,400)	$(7,023,361)	$27,732,489	$2,152,556	$296,111,077

Issuance of common stock				2,700,000	27,000	73,599,068					73,626,068
Issuance of common stock for management incentive fees				528,862	5,289	14,800,909					14,806,198

Deferred compensation				119,101	1,190	(1,190)					—

Stock based compensation						2,039,327					2,039,327

Distributions–common stock									(33,871,125)		(33,871,125)

Adjustment to minority interest from increased ownership in ARLP						(3,682,587)					(3,682,587)

Net income	$69,188,774								69,188,774		69,188,774

Net unrealized gain on securities available for sale	98,377									98,377	98,377
Unrealized loss on derivative financial instruments	(5,238,967)									(5,238,967)	(5,238,967)

Balance – September 30, 2007	$64,048,184	3,776,069	$37,761	20,736,733	$207,367	$359,793,271	(279,400)	$(7,023,361)	$63,050,138	$(2,988,034)	$413,077,142

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$69,188,774	$36,006,655
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation	2,039,327	1,793,062
Minority interest	14,160,014	7,921,687
Amortization and accretion of interest	309,685	(282,992)
Non-cash incentive compensation to manager	7,749,016	4,812,445
Earnings from equity affiliates	(24,150,787)	—
Gain on sales of securities available for sale	(30,182)	—
Changes in operating assets and liabilities:
Other assets	(20,044,801)	(5,442,729)
Prepaid management fee	(14,460,587)	—
Deferred revenue	77,123,133	—
Other liabilities	20,727,663	(1,946,478)
Deferred origination fees	(791,900)	(264,321)
Due to related party	3,595,845	2,999,204

Net cash provided by operating activities	$135,415,200	$45,596,533

Investing activities:
Loans and investments originated and purchased, net	(1,651,305,284)	(812,970,984)
Payoffs and paydowns of loans and investments	1,020,029,077	458,044,580
Due to borrowers	13,906,620	5,166,844
Prepayments on securities available for sale	3,358,184	5,836,559
Proceeds from sales of securities available for sale	18,792,594	—
Change in restricted cash	(42,322,474)	(62,964,798)
Contributions to equity affiliates	(20,273,638)	(5,419,605)
Distributions from equity affiliates	12,210,938	—

Net cash used in investing activities	$(645,603,983)	$(412,307,404)

Financing activities:
Proceeds from notes payable and repurchase agreements	823,724,066	522,120,826
Payoffs and paydowns of notes payable and repurchase agreements	(436,820,797)	(524,880,704)
Proceeds from issuance of collateralized debt obligations	55,700,000	356,250,000
Payoffs and paydowns of collateralized debt obligations	(9,540,000)	(8,360,000)
Proceeds from issuance of junior subordinated notes	53,093,000	67,014,000
Proceeds from issuance of common stock	74,655,000	—
Offering expenses paid	(1,001,795)	—
Purchases of treasury stock	—	(6,276,232)
Issuance of ARSR preferred stock	—	116,000
Distributions paid to minority interest	(6,947,967)	(7,514,377)
Distributions paid on common stock	(33,871,125)	(34,196,530)
Payment of deferred financing costs	(2,153,062)	(8,481,030)

Net cash provided by financing activities	$516,837,320	$355,791,953

Net increase/ (decrease) in cash and cash equivalents	$6,648,537	$(10,918,918)
Cash and cash equivalents at beginning of period	7,756,857	19,427,309

Cash and cash equivalents at end of period	$14,405,394	$8,508,391

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$111,191,657	$56,620,261

Cash used to pay taxes	$10,534,505	$59,113

Supplemental schedule of non-cash financing activities:
Accrued offering expenses	$27,137	$—

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
          On July 1, 2003, the Company completed a private equity offering of 1,610,000 units (including an overallotment option), each consisting of five shares of common stock and one warrant to purchase one share of common stock at $75.00 per unit. The Company sold 8,050,000 shares of common stock in the offering. Gross proceeds from the private equity offering totaled $120.2 million. Gross proceeds from the private equity offering combined with the concurrent equity contribution by ACM totaled approximately $164.1 million in equity capital. The Company paid and accrued offering expenses of $10.1 million resulting in stockholders’ equity and minority interest of $154.0 million as a result of the private placement.
          On April 13, 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and other estimated offering expenses. The Company used the proceeds to pay down indebtedness. After giving effect to this offering, the Company had 14,949,567 shares of common stock outstanding. In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock, respectively, from the exercise of warrants under its Warrant Agreement dated July 1, 2003, the (“Warrant Agreement”) and received net proceeds of $12.9 million and $4.2 million, respectively.
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
September 30, 2007
(Unaudited)
time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.
     On June 12, 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At September 30, 2007, the Company had $425.3 million remaining under this shelf registration and 20,457,333 shares outstanding.
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
          The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures which the Company controls. Entities which the Company does not control and entities which are variable interest entities in which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation.
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
     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2007. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     Restricted Cash
     On September 30, 2007 and December 31, 2006, the Company had restricted cash of $127.1 million and $84.8 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations.” The balance as of September 30, 2007 primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs, which are remitted to the Company quarterly in the month following the quarter.
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
          If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. An allowance for each loan would be maintained at a level believed adequate by management to absorb probable losses. As of September 30, 2007 and December 31, 2006, no impairment has been identified and no valuation allowances have been established.
   Capitalized Interest
     The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During the quarter ended June 30, 2007, the joint venture sold one of the acquired properties and the Company discontinued the capitalization of interest on its remaining investment in the joint venture as activities required under SFAS No. 34 ceased to continue. The Company capitalized $0 and $0.3 million of interest during the three and nine months ended September 30, 2007 relating to this investment. The Company also capitalized $0.2 million and $0.6 million of interest relating to this investment during the three and nine months ended September 30, 2006, respectively.
  Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments, and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
amortization or accretion of premiums and discounts arising from the purchase or origination of the loan. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.
     Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company recorded $7.0 million and $30.0 million of interest on such loans and investments for the three and nine months ended September 30, 2007, respectively, compared to $0.0 million and $8.3 million for the three and nine months ended September 30, 2006, respectively.
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
   Income Taxes
          The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on Taxable Income which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. The Company did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three months ended September 30, 2007 and 2006. The Company recorded a $15.1 million and $0.2 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the nine months ended September 30, 2007 and 2006, respectively. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three and nine months ended September 30, 2007 and 2006.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
          In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with any changes in value included in net income.
         Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.
  Variable Interest Entities
          The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
     The Company has evaluated its loans and investments in equity affiliates to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its bridge loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of September 30, 2007, the Company has identified 42 loans and investments which were made to entities determined to be VIEs.
     Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk.
          For the 42 VIEs identified, the Company has determined that they are not the primary beneficiaries of the VIEs and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
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
     In June 2007, the FASB discussed proposed FASB Staff Position (“FSP”) FAS 140-d, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which addresses Same Party Transactions. Among other things, the FASB tentatively determined that: (1) the FSP should be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and that earlier application should not be permitted; (2) the guidance should be applied to existing repurchase financings as of the beginning of the fiscal year in which the FSP is initially applied as a cumulative effect adjustment; and (3) the cumulative effect of the change in accounting principle should be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The FASB issued the proposed FSP in July 2007 with a comment deadline of September 14, 2007. As of September 30, 2007, the Company has six such transactions, with a book value of the associated assets of $107.8 million financed with repurchase obligations of $88.5 million. The Company is currently evaluating the effect the adoption of the proposed FSP may have on the Company’s Consolidated Financial Statements.
     In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). The SOP is effective for fiscal years beginning on or after

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
December 15, 2007. In October 2007, FASB agreed to issue an Exposure Draft that would indefinitely defer the effective date until FASB can reassess SOP 07-01’s provisions. While the Company maintains an exemption from the Investment Company Act of 1940, as amended (“Investment Company Act”) and is therefore not regulated as an investment company, it is none-the-less in the process of assessing whether SOP 07-1 is applicable.
Note 3 — Loans and Investments
     The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated.

					At September 30, 2007		At December 31, 2006
	September 30,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2007	of Total	2006	of Total	Count	Pay Rate	Count	Pay Rate
	(Unaudited)					(Unaudited)
Bridge loans	$1,625,538,244	61%	$956,963,018	48%	64	8.47%	39	8.54%
Mezzanine loans	418,241,620	16%	646,300,830	32%	43	10.05%	34	9.89%
Junior participations	368,059,342	14%	366,121,180	18%	19	8.09%	16	8.96%
Preferred equity investments	220,486,955	8%	23,436,955	1%	20	9.95%	9	10.32%
Other	13,309,815	1%	12,345,865	1%	3	9.07%	3	5.89%

	2,645,635,976	100%	2,005,167,848	100%	149	8.79%	101	9.06%

Unearned revenue	(9,619,170)		(11,642,784)

Loans and investments, net	$2,636,016,806		$1,993,525,064

     The following transactions represent loans and investments that were satisfied during the nine months ended September 30, 2007 in which the Company had retained a profits interest in the borrowing entity.
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
450 West 33rd Street
     During 2005, the Company originated a $45.0 million mezzanine loan secured by an office building in Manhattan. The Company also held an equity and profits interest in the underlying partnership of approximately 29% and a preferred equity investment of approximately $2.7 million with a 12.5% return. In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property to Broadway partners for a value of approximately $664.0 million. The Company received approximately $134.1 million in proceeds upon completion of this transaction of which $76.0 million related to the 29% equity and profits interest, $10.4 million related to yield maintenance on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment, $45.0 million for the repayment in full of the mezzanine debt and $2.7 million as a return of its invested capital. See Note 5 –“Investment in Equity Affiliates” for a further description of this transaction. In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which matures in July 2009 and bears interest at LIBOR plus 4.35%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     The following transactions represent loans and investments originated by the Company during the nine months ended September 30, 2007 in which the Company retained a profits interest in the borrowing entity.
Nottingham Village
     In March 2007, the Company originated a $6.4 million bridge loan and a $0.3 million preferred equity investment secured by a 264 unit apartment complex situated on 25 acres in Indianapolis, Indiana. The loans accrue interest at a fixed rate of 7.82% and matures in March 2012. In addition, the Company has a 25% equity kicker in the borrowing entity. At September 30, 2007 the outstanding balance on the bridge loan was $5.1 million. No income from the equity kicker has been recognized for the three and nine months ended September 30, 2007.
Extended Stay Hotels
     In June 2007, the Company closed on a $210.0 million preferred equity investment as part of the purchase of Extended Stay Hotels, Inc. from affiliates of the Blackstone Group by The Lightstone Group, LLC. The entities acquired 684 mid-price extended-stay lodging properties in 44 states and Canada, with an aggregate of approximately 76,000 rooms.
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
     As of September 30, 2007, the Company sold $95.0 million of the senior preferred equity investment which reduced its recorded investment to $115.0 million with a residual profits interest of approximately 16% at September 30, 2007. The Company provided a $10.0 million loan to one of the purchasers that matures in September 2017 and bears interest at LIBOR plus 3.5%. No income from the equity kicker has been recognized for the three and nine months ended September 30, 2007.
Lake in the Woods
     At December 31, 2006, there was an $8.5 million junior participation loan in the loan and investment portfolio that was non-performing and for which income recognition had been suspended. In March 2007, the Company purchased the senior position of the first mortgage loan associated with this property for $34.6 million. The senior loan matures in January 2008, bears interest based on LIBOR plus 237 basis points and was also considered non-performing. During the second quarter, the Company obtained title to the property pursuant to the execution of a deed in lieu of foreclosure and subsequently sold the property to a new investor. As part of the purchase, the new investor committed approximately $2.0 million of capital and the Company provided a total of $45.0 million of new financing through a $43.5 million bridge loan and a $1.5 million preferred equity investment. The loan and investment mature in June 2012 and bear interest at a fixed rate of 7.75%. The Company also retained a 50% profits interest in the property. No income from the equity kicker has been recognized for the three and nine months ended September 30, 2007. The principal amount of the new loan is not deemed to be impaired and no loan loss reserve has been recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
St. John’s Development
     In December 2006, the Company originated a $25.0 million bridge loan with a maturity date in September 2007 with two, three month extensions that bears interest at a fixed rate of 12%. The loan is secured by 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John’s River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. In October 2007, the borrower sold the property to an investor group, in which the Company has a 50% non-controlling interest, for $25.0 million. The investor group assumed the $25.0 million mortgage with a new maturity date of October 2009 and a change in the interest rate to LIBOR plus 6.48%.
     The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and has funded a $2.9 million interest reserve for the first year. If the loan is not satisfied during the first year, the Company will fund a $2.9 million interest reserve for the second year. The Company retains a non-controlling 50% equity interest in the property and will account for this investment under the equity method.
Concentration of Borrower Risk
           The Company is subject to concentration risk in that, as of September 30, 2007, the unpaid principal balance related to 28 loans with five unrelated borrowers represented approximately 25% of total assets. The Company had 149 loans and investments as of September 30, 2007. As of September 30, 2007, 45.9%, 11.0%, and 9.1% of the outstanding balance of the Company’s loans and investments portfolio are secured by properties in New York, Florida and California, respectively.
Note 4 — Available-For-Sale Securities
     The Company sold its entire securities available for sale portfolio during the three months ended March 31, 2007. These securities were purchased in March 2004 with fixed rates of interest for three years until March 2007 that reset to adjustable rates of interest thereafter. As of December 31, 2006, these securities had been in an unrealized loss position for more than twelve months and the Company had the ability and intent to hold these investments until a recovery of fair value. These securities recovered their fair value during the quarter ended March 31, 2007 in conjunction with a change in interest rates. The Company sold these securities during the first quarter of 2007 and recorded a gain of $30,182. These securities were pledged as collateral for borrowings under a repurchase agreement and such repurchase agreement was also repaid during the quarter ended March 31, 2007— (See Note 6 “Debt Obligations”).
     The following is a summary of the Company’s available-for-sale securities at December 31, 2006.

	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.783% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $37,680)	$11,792,374	$(37,679)	$11,754,695

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.778% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $15,238)	4,099,238	(35,658)	4,063,580

Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.804% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $25,039)	6,306,940	(25,039)	6,281,901

Total available-for-sale securities	$22,198,552	$(98,376)	$22,100,176

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     During the three months ended March 31, 2007, the Company received prepayments of $3.4 million on securities and amortized $0.1 million of the premium paid for these securities against interest income.
     The cumulative amount of other comprehensive income related to unrealized gains or (losses) on these securities as of September 30, 2007 and December 31, 2006 was $0 and ($98,376), respectively.
 Note 5 — Investment in Equity Affiliates

     The following is a summary of the Company’s investment in equity affiliates at September 30, 2007 and December 31, 2006:

Equity Affiliates	September 30, 2007	December 31, 2006
	(Unaudited)
930 Flushing & 80 Evergreen	$700,724	$325,724

450 West 33rd Street	1,136,960	2,710,938

200 Fifth Avenue/1107 Broadway	34,220,247	15,620,594

1133 York Ave	7,693	7,693

Alpine Meadows	13,219,812	—

Issuance of Junior Subordinated Notes	8,305,000	6,712,000

Total	$57,590,436	$25,376,949

930 Flushing & 80 Evergreen
     The Company contributed $0.4 million to the joint venture during the nine months ended September 30, 2007, increasing its equity investment to $0.7 million at September 30, 2007 compared to $0.3 million at December 31, 2006.
450 West 33rd Street
     As of December 31, 2006, the Company had a mezzanine loan outstanding totaling $45 million to 450 Partners Mezz III LLC, a wholly-owned subsidiary of 450 Westside Partners, LLC and the owner of 100% of the outstanding membership interests in 450 Partners Mezz II LLC, who used the proceeds to refinance an office building. The mezzanine loan was scheduled to mature in March 2015 and had a fixed interest rate of 8.17%. The Company also held an equity and profits interest in the underlying partnership of approximately 29% and had a preferred equity investment of approximately $2.7 million with a 12.5% return.
     In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property’s air rights. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was allocated to the members in accordance with their ownership percentages. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of debt guaranteed. The Company’s portion of the guarantee is $76.3 million. The transaction was structured to provide for a tax deferral for an estimated period of seven years.
     The Company received approximately $134.1 million in proceeds upon completion of this transaction of which $76.0 million related to the 29% equity and profits interest, $10.4 million related to yield maintenance on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment, $45.0 million for the repayment in full of the mezzanine debt and $2.7 million as a return of the preferred equity investment. The Company paid an incentive management fee to its manager of approximately $21.6 million.
     The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt, prepaid expenses related to the incentive management fee on the deferred revenue of approximately $19.0 million, an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership, interest income of approximately $10.4 million and incentive management fee expense of approximately $2.6 million for the nine months ended September 30, 2007.
     In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which matures in July 2009 and bears interest at LIBOR plus 4.35%. The outstanding balance on this loan was $50.0 million at September 30, 2007.
200 Fifth Avenue/1107 Broadway
     In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owned two properties in New York City. It was intended that the properties, with over one million square feet of space, would be converted into residential condominium units. The Company also provided loans to three partners in the investor group totaling $13 million, of which $1.5 million is outstanding as of September 30, 2007. The $1.5 million loan was satisfied in October 2007 in conjunction with the sale of 50% of the partnership’s economic interest in the 1107 Broadway property (described below). The loan is secured by the ownership interest in the joint venture and matures in April 2008. In 2005, the Company purchased three mezzanine loans totaling $137.0 million from the primary lender. These loans were secured by the properties, required monthly interest payments based on one month LIBOR and had a maturity date of April 2008. The Company sold a participating interest in one of the loans for $59.4 million which was recorded as a financing and was included in notes payable. The Company repaid the notes payable in May 2007 in conjunction with the satisfaction of the $137.0 million mezzanine loan, upon the sale (described below) of one of the underlying properties.
     During 2007, the Company contributed an additional $3.6 million to the joint venture and capitalized an additional $0.3 million of interest. In May 2007, the Company, as part of an investor group in the 200 Fifth LLC holding partnership, sold the 200 Fifth Avenue property for net proceeds of approximately $450.0 million and the investor group, on a pro-rata basis, retained an adjacent building located at 1107 Broadway. The partnership used the net proceeds from the sale to repay the $402.5 million outstanding debt on both the 200 Fifth Avenue and the 1107 Broadway properties, and used the remaining proceeds as a return of invested capital to the partners. As a result of the transaction, the Company received $9.5 million in proceeds as a return on its invested capital and was repaid in full on its $137.0 million mezzanine debt, including all applicable interest. The Company recorded approximately $11.4 million net, in income before minority interest related to its 20% equity interest, $24.2 million was recorded as income from equity affiliates and expenses consisted of a $9.0 million provision for income taxes and a $3.8 million incentive management fee paid to the Company’s manager. The partnership retained the 1107 Broadway property.
     Subsequent to September 30, 2007, the Company announced that the partnership sold 50% of its economic interest in the 1107 Broadway property. The partnership was recapitalized with financing of approximately $343 million, of which approximately $203 million was funded with the unfunded portion to be used to develop the property. The Company received net proceeds of approximately $39 million from this transaction. The investor group, on a pro-rata basis, retains a 50% economic interest in the property, representing approximately $29 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
of capital. The Company’s pro-rata portion of the retained interest in the property is 10%, representing approximately $6 million of capital. The partnership intends to develop this property into a mix of residential and retail uses.
     The Company owned its 20% equity interest through a taxable REIT subsidiary and therefore any gain on this transaction is subject to corporate income tax. The Company has not yet determined the impact this transaction will have on the Company’s results of operations for the fourth quarter of 2007.
Alpine Meadows
     In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company also provided a $30.5 million first mortgage loan that matures in August 2009 and bears interest at pricing over one month LIBOR.
Issuance of Junior Subordinated Notes
     In April 2007, the Company invested $1.6 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $53.1 million of junior subordinated notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on LIBOR. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
Prime Outlets
      In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC (“POM”), which owns 15% of a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounts for this investment under the equity method. Additionally, the Company has a 16.7% carried profits interest in POM.
     In June 2007, the Company received a distribution from POM of $6.0 million as a result of excess proceeds from refinancing activities on certain assets in the POM portfolio. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. The Company recorded $4.2 million as interest income representing the portion attributable to the 16.7% carried profits interest and $1.8 million as income from equity affiliates representing the portion attributable to the 7.5% equity interest. The Company paid an incentive management fee to its manager of approximately $1.5 million.
     In September 2007, the Company received a distribution from POM of $10.1 million as a result of the sale of certain assets in the POM portfolio. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. The Company recorded $7.0 million as interest income representing the portion attributable to the 16.7% carried profits interest and $3.1 million as income from equity affiliates representing the portion attributable to the 7.5% equity interest. The Company is required to pay an incentive management fee to its manager of approximately $2.5 million.
Note 6 — Debt Obligations
     The Company utilizes repurchase agreements, warehouse lines of credit, a working capital line, loan participations, collateralized debt obligations and subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are secured by certain of the Company’s loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
    Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Repurchase agreement, Wachovia Bank, National Association, $370 million committed line, expiration October 31, 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 6.96% and 6.99%, respectively	$197,609,504	$346,646,963	$328,546,202	$521,561,563

Repurchase agreement, Variable Funding Capital Company LLC, $387 million committed line, expiration March 2010, interest is variable based on the Variable Funding Capital Company commercial paper rate, the weighted average note rate was 6.96%	335,275,645	532,167,424	—	—

Repurchase agreement, financial institution, $100 million committed line, expired July 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 0% and 5.55%, respectively	—	—	20,653,994	22,100,176

Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expiration December 2007, interest is variable based on one-month LIBOR; the weighted average note rate was 7.22% and 7.29%, respectively	69,151,214	90,700,000	46,647,163	83,459,519

Repurchase agreement, financial institution, $150 million committed line, expiration October 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.64%	136,577,370	159,734,626	—	—

Repurchase agreement, financial institution, $100 million committed line, expiration September 2008, interest is variable based on one-month LIBOR; the weighted average note rate was 7.40%	27,905,295	36,909,419	—	—

Total repurchase agreements	$766,519,028	$1,166,158,432	$395,847,359	$627,121,258

     In October 2006, the Wachovia Bank, National Association repurchase agreement was amended to increase the committed amount of this facility to $500.0 million from $350.0 million and to extend the maturity to March 2007. This repurchase agreement was also amended in March 2007 to increase the amount of available financing to $775.0 million and extend the maturity to May 15, 2007. The increase in the available financing to $775.0 million was reduced to $350.0 million on the day of the initial funding of a separate repurchase agreement that the Company entered into with the Variable Funding Capital Company, LLC. The Wachovia Bank, National Association repurchase agreement was also amended in June 2007 to increase the committed amount of this facility to $370.0 million from $350.0 million and extend the maturity to October 31, 2007. See Note 16 –“Subsequent Events” for further details relating to this facility.
     In March 2007, the Company entered into a $425.0 million master repurchase agreement with Variable Funding Capital Company LLC, (“VFCC”). This facility has a maturity date of March 28, 2010 and bears interest at the VFCC commercial paper rate plus pricing of 0.65% to 2.50%. This repurchase agreement was amended in June

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
2007 to decrease the committed amount of the facility to $387.0 million. See Note 16 –“Subsequent Events” for further details relating to this facility.
     The Company had a $100.0 million committed line with a financial institution for the purpose of financing securities available for sale. During the first quarter of 2007, the Company sold its entire portfolio of securities available for sale and utilized the proceeds of such sale to repay this facility in its entirety. This agreement expired in July 2007 and had an interest rate of LIBOR plus 0.20%.
     In September 2007, the Company amended its $50.0 million warehouse credit facility which changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million and extends the maturity date to September 2008. The repurchase agreement facility bears interest at LIBOR plus pricing of 1.25% to 2.00%.
     In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. There is discussion, based upon a technical interpretation of SFAS 140 that these transactions may not qualify as a purchase by the Company. The Company believes, and it is industry practice, that the accounting for these transactions is recorded in an appropriate manner. However, if these investments do not qualify as a purchase under SFAS 140, the Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. As of September 30, 2007, the Company has six such transactions, with a book value of the associated assets of $107.8 million financed with repurchase obligations of $88.5 million. As of December 31, 2006 the Company had four such transactions, with a book value of the associated assets of $228.8 million financed with repurchase obligations of $151.0 million. Adoption of the aforementioned treatment would result in the Company recording these assets and liabilities net on its balance sheets. See Note 2 –“Summary of Significant Accounting Polices – Recently Issued Accounting Pronouncements” for further details.
Junior Subordinated Notes
           The following table outlines borrowings under the Company’s junior subordinated notes as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.98% and 9.11%, respectively	$27,070,000	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.61% and 8.63%, respectively	25,780,000	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.56% and 8.58%, respectively	25,774,000	25,774,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

	September 30, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.61% and 8.63%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.11% and 8.13%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.96% and 7.98%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.75% and 7.88%, respectively	15,464,000	15,464,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.79%	14,433,000	—

Junior subordinated notes, maturity April 2037, unsecured, face amount of $38.7 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.79%	38,660,000	—

Total junior subordinated notes	$276,055,000	$222,962,000

     In April 2007, the Company, through wholly-owned subsidiaries of the operating partnership, issued a total of $53.1 million of junior subordinated notes in two separate private placements.
     These junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR, and, absent the occurrence of special events, are not redeemable during the first five years. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Bridge loan warehouse, financial institution, $75 million committed line, expiration October 2007, interest rate variable based on Prime or LIBOR, the weighted average note rate was 6.97% and 7.10%, respectively	$62,897,875	$79,550,000	$20,235,000	$21,659,275

Working capital facility, Wachovia Bank, National Association; $60 million committed line, expiration June 2008 with two one year renewal options, interest is variable based on one-month LIBOR, the weighted average note rate was 7.23%	47,907,965	—	—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

	September 30, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
	(Unaudited)
Warehousing credit facility, financial institution, $50 million committed line. Facility was amended in September 2007 and changed to a repurchase agreement. Interest is variable based on one-month LIBOR; the weighted average note rate was 0% and 7.06%, respectively	—	—	11,814,240	13,365,451

Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. The loan participation was paid in full in May 2007	—	—	59,400,000	59,400,000

Junior loan participation, maturity December 2008, secured by Company’s interest in a first mortgage loan with a principal balance of $68.5 million, participation interest is based on a portion of the interest received from the loan, the loan’s interest is variable based on one-month LIBOR. The loan participation was paid in full in February 2007	—	—	3,000,000	3,000,000

Junior loan participation, maturity April 2007, secured by Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest is based on a portion of the interest received from the loan which has a fixed rate of interest. The loan participation was repaid in September 2007	—	—	125,000	125,000

Total notes payable	$110,805,840	$79,550,000	$94,574,240	$97,549,726

     In August 2007, the Company amended the bridge loan warehouse agreement to extend the maturity from August 2007 to October 2007. In October 2007, the Company amended the agreement to extend the maturity from October 2007 to October 2008 and increased the committed amount of the facility to $90.0 million.
     In June 2007, the Company entered into a $60.0 million working capital facility with Wachovia Bank, National Association. This facility has a maturity date of June 2008, with two one year extension options, and bears interest at the one-month LIBOR rate plus 2.10%.
     In September 2007, the Company amended its $50.0 million warehouse credit facility, which changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million and extended the maturity date to September 2008. The repurchase agreement facility bears interest at LIBOR plus pricing of 1.25% to 2.00%. See “Repurchase Agreements” discussed above.
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
     At December 31, 2006, the Company held a junior loan participation with an outstanding balance of $125,000. This participation borrowing had a maturity date equal to the corresponding mortgage loan and was secured by the participant’s interest in the $1.3 million first mortgage co-op loan. The $125,000 junior loan participation and the $1.3 million first mortgage co-op loan matured in April 2007. The $1.3 million loan was contributed to the Company by Arbor Commercial Mortgage in 2003 as part of the initial capitalization for ACMs’ equity ownership

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
in ARLP. In July 2007, ACM purchased the $1.3 million loan from the Company at par including all accrued and unpaid interest and the loan participation was satisfied in September 2007.
   Collateralized Debt Obligations
     The following table outlines borrowings under the Company’s collateralized debt obligations as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value
	(Unaudited)
CDO I – Issued four investment grade tranches January 19, 2005. Reinvestment period through January 2009. Interest rate variable based on three-month LIBOR; the weighted average note rate was 6.07% and 6.10%, respectively	$285,319,000	$291,319,000

CDO II – Issued nine investment grade tranches January 11, 2006. Reinvestment period through January 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 6.09% and 6.11%, respectively	349,170,000	352,710,000

CDO III – Issued 10 investment grade tranches December 14, 2006. Reinvestment period through December 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 5.81% and 5.82%, respectively	503,200,000	447,500,000

Total CDOs	$1,137,689,000	$1,091,529,000

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
September 30, 2007
(Unaudited)
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
     For the nine months ended September 30, 2007, the Company issued 3,347,963 shares of common stock, of which 2,700,000 shares were issued in a public offering in June 2007, 528,862 common shares were payment for ACM’s incentive management fee and 119,101 shares of restricted common stock under the stock incentive plan. The increase in the Company’s outstanding shares resulted in a reduction of ACM’s limited partnership interest in ARLP from 18% at December 31, 2006 to approximately 16% at September 30, 2007. The $117.0 million increase in stockholders’ equity during the nine months ended September 30, 2007 was largely attributable to the $73.6 million of net proceeds received from the issuance of the 2,700,000 shares of stock. Minority interest increased by approximately $10.9 million to $76.4 million at September 30, 2007 compared to $65.5 million at December 31, 2006 reflecting ACM’s limited partnership interest in the increase in stockholders’ equity during the first nine months of 2007, partially offset by the decrease in ACM’s limited partnership interest in ARLP and its wholly-owned subsidiaries to approximately 16%.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     The following is a summary of the derivative financial instruments held by the Company as of September 30, 2007 and December 31, 2006: (Dollars in Thousands)

	Notional Value			Fair Value
Designation\	September 30,	December 31,	Expiration	September 30,	December 31,
Cash Flow	2007	2006	Date	2007	2006
Non-Qualifying	$1,241,290	$1,203,948	2009 - 2015	$1,353	$1,514

Qualifying	$768,897	$445,366	2007 - 2017	$(5,096)	$658

     The fair value of Non-Qualifying Hedges as of September 30, 2007 and December 31, 2006 was $1.4 million and $1.5 million, respectively, and is recorded in other assets and other liabilities on the Balance Sheet. For the nine months ended September 30, 2007 and 2006 the change in unrealized fair value of the Non-Qualifying Swaps was ($0.2) million and $0.7 million, respectively, and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of September 30, 2007 and December 31, 2006 was $(5.1) million and $0.7 million, respectively, and is recorded in Other Comprehensive Income and in other assets and other liabilities on the Balance Sheet. As of September 30, 2007, the Company expects to reclassify approximately $1.5 million of Other Comprehensive Income (Loss) from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.
     In 2007, the Company terminated interest rate swap derivatives at market value and recorded a net unrealized deferred hedging gain of $0.6 million in other comprehensive income. Gains and losses on terminated swaps are being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company has deferred approximately $2.0 million and $1.5 million of such gains through other comprehensive income at September 30, 2007 and December 31, 2006, respectively. The Company recorded $0.2 million as a reduction to interest expense related to the accretion of these gains for both the nine months ended September 30, 2007 and 2006. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.
     In January 2007, the Company terminated an interest rate swap agreement on one of its junior subordinated notes relating to one of its series of Trust Preferred securities. The interest rate swap was being accounted for as a non-qualifying interest rate swap as a result of a technical clarification of accounting for interest rate swaps on Trust Preferred securities. As changes in the market value of non-qualifying swaps are recorded through the income statement, the termination of this swap resulted in a one time gain of approximately $39,516 during the three months ended March 31, 2007.
     The cumulative amount of other comprehensive income related to net unrealized gains (losses) on derivatives designated as Cash Flow Hedges as of September 30, 2007 and December 31, 2006 of $(3.1) million and $2.3 million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(5.1) million and $0.7 million, respectively, and deferred gains on termination of interest swaps of $2.0 million and $1.6 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 9 — Commitments and Contingencies
  Contractual Commitments
     As of September 30, 2007, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable	$—	$73,108	$37,698	$—	$—	$—	$110,806

Collateralized debt obligations (2)	3,180	12,720	96,493	96,493	303,470	625,333	1,137,689

Repurchase agreements	48,514	183,859	213,493	23,862	35,221	261,570	766,519

Trust preferred securities	—	—	—	—	—	276,055	276,055

Outstanding unfunded commitments (3)	5,879	16,396	71,210	2,475	17,552	22,473	135,985

Totals	$57,573	$286,083	$418,894	$122,830	$356,243	$1,185,431	$2,427,054

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $285.3 million of CDO I debt, $349.2 million of CDO II debt and $503.2 million of CDO III debt with a weighted average remaining maturity of 2.71, 4.17 and 4.73 years, respectively, as of September 30, 2007.

(3)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $136.0 million as of September 30, 2007, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
  Litigation
     The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.
Note 10 — Stockholders’ Equity
     The Company paid its incentive compensation management fee to ACM in a combination of cash and shares of common stock during 2007. The following table presents the number of shares of common stock issued by the Company from January 1, 2007 through September 30, 2007 for the portion of its incentive compensation management fee paid in common stock:

	For the	Number of Common
Issued	Quarter Ended	Shares Issued
February 2007	December 2006	121,005
May 2007	March 2007	137,873
August 2007	June 2007	269,984

	Total	528,862

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
     On June 12, 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At September 30, 2007, the Company had $425.3 million available under this shelf registration.
     In April 2007, the Company issued an aggregate of 119,101 shares of restricted common stock under the stock incentive plan, of which 110,600 shares were awarded to certain employees of the Company and ACM and 8,501 shares were issued to non-management members of the board of directors.
     One fifth of the 110,600 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, the second one-fifth will vest in April 2008, the third one-fifth will vest in April 2009, the fourth one-fifth will vest in April 2010, and the remaining one-fifth will vest in April 2011.
     One third of the 8,501 shares of restricted stock granted to each director was vested as of the date of grant, another one third will vest in April 2008, and the remaining third will vest in April 2009.
     In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares were acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2006, the Company repurchased 279,400 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and the Company did not purchase any shares during the nine months ended September 30, 2007.
     The Company had 20,457,333 shares of common stock outstanding at September 30, 2007 and 17,109,370 shares of common stock outstanding at December 31, 2006.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2007		September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$20,740,169	$20,740,169	$10,856,256	$10,856,256

Add: income allocated to minority interest	—	3,841,671	—	2,379,607

Earnings per EPS calculation	$20,740,169	$24,581,840	$10,856,256	$13,235,863

Weighted average number of common shares outstanding	20,366,360	20,366,360	17,226,496	17,226,496
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	31,448	—	65,282

Total weighted average common shares outstanding	20,336,360	24,173,877	17,226,496	21,067,847

Earnings per common share	$1.02	$1.02	$0.63	$0.63

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2007		September 30, 2006
	Basic	Diluted	Basic	Diluted
Net income	$69,188,774	$69,188,774	$36,006,655	$36,006,655

Add: income allocated to minority interest	—	14,160,005	—	7,921,687

Earnings per EPS calculation	$69,188,774	$83,348,779	$36,006,655	$43,928,342

Weighted average number of common shares outstanding	18,526,194	18,526,194	17,185,737	17,185,737
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	67,503	—	59,412

Total weighted average common shares outstanding	18,526,194	22,369,766	17,185,737	21,021,218

Earnings per common share	$3.73	$3.73	$2.10	$2.09

Note 12 — Related Party Transactions
     As of December 31, 2006, the Company had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. The Company provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from this loan for the three months ended March 31, 2007 was approximately $0.1 million. Interest income recorded for this loan was $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively.
     At September 30, 2007, due to related party consisted of $5.1 million of management fees which will be remitted in November 2007. At December 31, 2006, $0.1 million of escrows received by the Company at loan closings were due to ACM and were included in due to related party. Payment was remitted in January 2007.
     At June 30, 2007, the Company had a $1.3 million first mortgage co-op loan which was past its maturity date. The loan was contributed to the Company by Arbor Commercial Mortgage in 2003 as part of the initial capitalization for ACMs’ equity ownership in ARLP. In July 2007, ACM purchased the $1.3 million loan back from the Company at par including all accrued and unpaid interest. The Company had also sold a participating interest in the loan for $125,000 which was recorded as a financing and was included in notes payable. The loan participation was satisfied in September 2007.
     In June 2007, the Company provided a $0.6 million mezzanine loan for the development of a 38 unit rental apartment complex in Connecticut that matures in July 2012 and bears interest at a fixed rate of 7.97%. The first mortgage loan was originated by ACM. The borrower is currently delinquent and in October 2007, ACM purchased the $0.6 million loan from the Company at par including all accrued and unpaid interest.
     The Company is dependent upon its manager, ACM, to provide services to the Company that are vital to its operations with which it has conflicts of interest. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and is co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds a 16% limited partnership interest in the Company’s operating partnership and 20% of the voting power of its outstanding stock.
Note 13 — Distributions
     On October 25, 2007, the Company declared distributions of $0.62 per share of common stock, payable with respect to the three months ended September 30, 2007, to stockholders of record at the close of business on November 15, 2007. The Company intends to pay this distribution on November 26, 2007.
     The following table presents dividends declared by the Company on its common stock from January 1, 2007 through September 30, 2007:

Declaration	For Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 25, 2007	December 2006	February 5, 2007	February 20, 2007	$0.60
April 25, 2007	March 2007	May 16, 2007	May 25, 2007	$0.62
July 25, 2007	June 30, 2007	August 15, 2007	August 27, 2007	$0.62

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
     The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Management Fees:	2007	2006	2007	2006
Base	$875,156	$658,394	$2,310,801	$1,978,552
Incentive compensation– expensed	4,811,382	1,668,618	18,894,484	6,552,160

Total expensed	$5,686,538	$2,327,012	$21,205,285	$8,530,712

Incentive compensation– prepaid	—	—	19,047,949	—

Total management fee	$5,686,538	$2,327,012	$40,253,234	$8,530,712

     For the three months ended September 30, 2007 and 2006, the Company recorded $0.9 million and $0.7 million, respectively, of base management fees due to ACM of which $0.3 million and $0.2 million, respectively, were included in due to related party and paid in the month subsequent to the respective periods.
     For the three months ended September 30, 2007, ACM earned an incentive compensation installment totaling $4.8 million which was included in due to related party. ACM intends to elect to be paid its incentive compensation management fee partially in 62,002 shares of common stock with the remainder to be paid in cash totaling $3.6 million, payable in November 2007. For the three months ended September 30, 2006, ACM earned an incentive compensation installment totaling $1.7 million and was paid in 65,282 common shares on November 1, 2006.
     For the nine months ended September 30, 2007, ACM earned a based management fee of $2.3 million and an incentive compensation installment totaling $37.9 million. Included in the $37.9 million of incentive compensation was $18.9 million recorded as management fee expense and $19.0 million recorded as prepaid management fees related to the incentive compensation management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property of one of the Company’s equity affiliates. For the nine months ended September 30, 2006, ACM earned $2.0 million in base management fees and $6.6 million in incentive compensation management fees.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 16 – Subsequent Events
     On November 6, 2007, the Company entered in two new Credit Agreements with Wachovia Bank, National Association (“Wachovia”) which replaced two of the Company’s existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia. The outstanding balance under these two repurchase agreements totaled approximately $473.0 million at the time the repurchase agreements were replaced.
     The first Credit Agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment and the second Credit Agreement is a $69.0 million term loan. These two new Credit Agreements each provide the Company with a commitment period of two years with a one year extension option to November 2010, bears interest at pricing over LIBOR, and have eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements.
     The $473.0 million term loan has repayment provisions which include reducing the outstanding balance to $425.0 million by December 31, 2007 and to $300.0 million by December 31, 2008. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $100.0 million revolving commitment will be used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million.
     The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. The Company has also pledged its 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of this agreement. In the second and third year of this term facility, the Company is required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any.

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
     We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT, and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code, with respect thereto. A REIT is generally not subject to Federal income tax on that portion of its REIT-taxable income that is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. We recorded a $15.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the nine months ended September 30, 2007.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three and nine months ended September 30, 2007, interest income earned on these loans and investments represented approximately 90% and 87% of our total revenues, respectively. For the three and nine months ended September 30, 2006, interest income earned on these loans and investments represented approximately 98% and 94% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. For the three and nine months ended September 30, 2007, interest on these investments represented approximately 10% and 13% of our total revenues, respectively. For the three and nine months ended September 30, 2006, interest on these investments represented approximately 0% and 5% of our total revenues, respectively.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and nine months ended

September 30, 2007 and September 30, 2006, revenue from other income represented less than 1% of our total revenues.
Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under the equity or cost method of accounting, as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. For the nine months ended September 30, 2007 and 2006, income from equity affiliates totaled approximately $29.2 million and $2.9 million, respectively. The $29.2 million included a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates and $5.0 million of income from excess proceeds received from the sale and refinancing of properties in the portfolio of another of our equity affiliates during the nine months ended September 30, 2007. The $2.9 million during the nine months ended September 30, 2006 was the recognition of previously deferred income from excess proceeds received from the refinance of a property of one of our equity affiliates.
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust and Subsidiaries – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2007, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments, and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising at purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We recorded interest on such loans and investments of $7.0 million and $30.0 million for the three and nine months ended September 30, 2007, respectively, compared to $0 million and $8.3 million for the three and nine months ended September 30, 2006, respectively.
Derivatives and Hedging Activities
     In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the carrying values of interest rate swaps and caps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. During the three and nine months ended September 30, 2007 we entered into two and twenty four additional interest rate swaps that qualify as cash flow hedges, having an initial total combined notional value of approximately $479.2 million. The fair value of our qualifying hedge portfolio has decreased by approximately $5.8 million from December 31, 2006 as a result of these additional swaps and a change in the projected LIBOR rates.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see the Market Risk section of this Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.”
Recently Issued Accounting Pronouncements
     For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 2 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
Changes in Financial Condition
     During the quarter ended September 30, 2007, we originated 20 loans and investments totaling $265.0 million, of which $253.5 million was funded as of September 30, 2007. Of the new loans and investments, 14 were bridge loans totaling $182.3 million, five were mezzanine loans totaling $72.7 million and one was an other investment totaling $10.0 million. During the quarter ended September 30, 2007, we received repayments totaling $131.9 million for the repayment in full of eight loans and the partial repayment of one loan.
     Our loan portfolio balance at September 30, 2007 was $2.6 billion, with a weighted average current interest pay rate of 8.79% as compared to $2.0 billion, with a weighted average current interest pay rate of 9.06% at December 31, 2006. At September 30, 2007, advances on financing facilities totaled $2.3 billion, with a weighted average funding cost of 6.61%, excluding financing and interest rate swap costs, as compared to $1.8 billion, with a weighted average funding cost of 6.70% at December 31, 2006. Additionally, our investment in equity affiliates at September 30, 2007 was $57.6 million as compared to $25.4 million at December 31, 2006.
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
     Prepaid management fee was $19.0 million at September 30, 2007, and relates to the incentive compensation management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. The transaction was structured to provide a tax deferral for an estimated period of seven years. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.
     Deferred revenue totaled $77.1 million at September 30, 2007, representing a deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. The transaction was structured to provide a tax deferral for an estimated period of seven years. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.
     In April 2007, 8,501 restricted shares were issued to non-management members of the board of directors and 110,600 shares of restricted common stock were issued to certain employees of ours and ACM under the stock incentive plan. ACM was paid an aggregate of 528,862 shares of common stock for its fourth quarter 2006 and first and second quarter 2007 incentive management fees during the nine months ended September 30, 2007.
     On June 12, 2007, we sold 2,700,000 shares of our common stock in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio.
Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006
     The following table sets forth our results of operations for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$70,471,815	$40,897,083	$29,574,732	72%
Income from swap derivative	—	696,960	(696,960)	nm
Other income	1,806	41,550	(39,744)	(96%)

Total revenue	70,473,621	41,635,593	28,838,028	69%

Expenses:
Interest expense	39,625,100	23,405,789	16,219,311	69%
Employee compensation and benefits	1,989,437	1,120,596	868,841	78%
Stock based compensation	365,391	427,609	(62,218)	(15%)
Selling and administrative	1,365,124	1,118,724	246,400	22%
Management fee – related party	5,686,538	2,327,012	3,359,526	144%

Total expenses	49,031,590	28,399,730	20,631,860	73%

Income before income from equity affiliates, minority interest and provision for income taxes	21,442,031	13,235,863	8,206,168	62%
Income from equity affiliates	3,139,809	—	3,139,809	nm

Income before minority interest and provision for income taxes	24,581,840	13,235,863	11,345,977	86%
Income allocated to minority interest	3,841,671	2,379,607	1,462,064	61%

Income before provision for income taxes	20,740,169	10,856,256	9,883,913	91%
Provision for income taxes	—	—	—	—

Net income	$20,740,169	$10,856,256	$9,883,913	91%

nm – not meaningful
Revenue
     Interest income increased $29.6 million, or 72%, to $70.5 million for the three months ended September 30, 2007 from $40.9 million for the three months ended September 30, 2006. This increase was due in part to the recognition of $7.0 million of interest income attributable to a 16.7% carried profits interest from excess proceeds received from the sale of certain assets in the portfolio of one of our equity affiliates for the three months ended September 30, 2007.

     Excluding this transaction, interest income increased $22.6 million, or 55%, compared to the same period in the prior year. This increase was primarily due to a $1.1 billion, or 76%, increase in the average balance of loans and investments from $1.5 billion for the three months ended September 30, 2006 to $2.6 billion for the three months ended September 30, 2007 due to increased loan and investment originations. This was partially offset by a 13% decrease in the average yield on assets from 10.63% for the three months ended September 30, 2006 to 9.27% for the three months ended September 30, 2007 as a result of a reduction in yield on new originations compared to higher yielding loan payoffs since the same period in 2006, partially offset by an increase in average LIBOR over the same period.
     Income from swap derivative totaled $0.7 million during the three months ended September 30, 2006. This was the result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps in 2006 on one of our junior subordinated notes relating to trust preferred securities. This reflects the cumulative fair value at September 30, 2006 of an interest rate swap on one of our trust preferred securities.
     Other income decreased $39,744, or 96%, to $1,806 for the three months ended September 30, 2007 compared to $41,550 for the three months ended September 30, 2006. This is primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense increased $16.2 million, or 69%, to $39.6 million for the three months ended September 30, 2007 from $23.4 million for the three months ended September 30, 2006. This increase was primarily due to a $1.0 billion, or 82%, increase in the average balance of our debt facilities from $1.3 billion for the three months ended September 30, 2006 to $2.3 billion for the three months ended September 30, 2007 as a result of increased portfolio growth and financing facilities. This was partially offset by a 6% decline in the average cost of these borrowings from 7.24% for the three months ended September 30, 2006 to 6.84% for the three months ended September 30, 2007 due to reduced borrowing costs primarily as a result of an increase in average CDO debt partially offset by an increase in average LIBOR as well as higher cost trust preferred debt.
     Employee compensation and benefits expense increased $0.9 million, or 78%, to $2.0 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006. This increase was primarily due to the expansion of staffing needs in the areas of asset management, structured securitization and underwriting associated with the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense decreased $0.1 million, or 15%, to $0.3 million for the three months ended September 30, 2007 from $0.4 million for the three months ended September 30, 2006. These expenses represent the cost of restricted stock granted to certain of our employees, directors and employees of our manager. Compensation cost is measured as of the date of the grant, with subsequent remeasurement for any unvested shares granted to employees of our manager. The decrease was primarily due to the remeasurement of unvested shares granted to employees of our manager as a result of a lower stock price at September 30, 2007 compared to the stock price on the previous remeasurement dates as well as the reduction in expense associated with restricted stock awards that vested prior to the three months ended September 30, 2007 which was partially offset by an increase in the ratable portion of unvested restricted stock awards as a result of granting 119,101 restricted stock awards subsequent to September 30, 2006.
     Selling and administrative expense increased $0.2 million, or 22%, to $1.3 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006. This increase is primarily due to higher marketing costs and professional fees, including legal and consulting fees relating to investor relations, Sarbanes-Oxley compliance and regulatory filings.
     Management fees increased $3.4 million, or 144%, to $5.7 million for the three months ended September 30, 2007 from $2.3 million for the three months ended September 30, 2006. These amounts represent compensation in the form of base management fees and incentive compensation management fees as provided for in the management agreement with our manager. The base management fees increased $0.2 million mainly due to increased stockholders’ equity over the same period in 2006 which was directly attributable to greater profits and capital raised from the June 2007 public offering of our common stock. The incentive compensation management fees increased by $3.1 million to $4.8 million for the three months ended September 30, 2007 from $1.7 million for the three months ended September 30, 2006. This increase was due to increased profitability over the same periods as a result of the recognition of $10.1 million of income from the sale of certain properties in the portfolio of one of our investments in equity affiliates.
Income From Equity Affiliates
     Income from equity affiliates increased $3.1 million for the three months ended September 30, 2007. This increase was from excess proceeds received from the sale of certain properties in the portfolio of one of our investments in equity affiliates.
Income Allocated to Minority Interest
     Income allocated to minority interest increased by $1.5 million, or 61%, to $3.9 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to an 86% increase in income before minority interest over the same period, partially offset by a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 15.6% in our operating partnership for the three months ended September 30, 2007 compared to 18.0% for the three months ended September 30, 2006. At September 30, 2007, our manager had a limited partnership interest of 15.6% in our operating partnership.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. As a REIT, we generally are not subject to federal income tax on the portion of our REIT taxable income which is distributed to our stockholders, provided that at least 90% of the taxable income is distributed and provided that certain other requirements are met. As of September 30, 2007 and 2006, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the three months ended September 30, 2007 and 2006.
     We also have certain investments in taxable REIT subsidiaries which are subject to federal and state income taxes. During the three months ended September 30, 2007 and 2006, we did not record any provision on income from these taxable REIT subsidiaries.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006
The following table sets forth our results of operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2007	2006	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$211,732,742	$120,434,185	$91,298,557	76%
Income from swap derivative	—	696,960	(696,960)	nm
Other income	25,162	161,947	(136,785)	(84%)

Total revenue	211,757,904	121,293,092	90,464,812	75%

Expenses:
Interest expense	110,265,602	63,332,763	46,932,839	74%
Employee compensation and benefits	5,309,896	3,430,004	1,879,892	55%
Stock based compensation	2,039,327	1,793,062	246,265	14%
Selling and administrative	3,669,612	3,037,501	632,111	21%
Management fee – related party	21,205,285	8,530,712	12,674,573	149%

Total expenses	142,489,722	80,124,042	62,365,680	78%

Income before income from equity affiliates, minority interest and provision for income taxes	69,268,182	41,169,050	28,099,132	68%
Income from equity affiliates	29,165,597	2,909,292	26,256,305	nm

Income before minority interest and provision for income taxes	98,433,779	44,078,342	54,355,437	123%
Income allocated to minority interest	14,160,005	7,921,687	6,238,318	79%

Income before provision for income taxes	84,273,774	36,156,655	48,117,119	133%
Provision for income taxes	15,085,000	150,000	14,935,000	nm

Net income	$69,188,774	$36,006,655	$33,182,119	92%

nm – not meaningful
Revenue
     Interest income increased $91.3 million, or 76%, to $211.7 million for the nine months ended September 30, 2007 from $120.4 million for the nine months ended September 30, 2006. This increase was due in part to the recognition of $16.0 million of interest income from a 33.33% carried profits interest in a $2.0 million preferred equity investment, $9.4 million of interest income related to yield maintenance cost on the prepayment of a $45 million mezzanine loan, $1.0 million of interest income from the return of a $2.7 million preferred equity investment with a 12.5% return and $11.2 million of interest income attributable to a 16.7% carried profits interest from excess proceeds received from sale and refinancing activities on certain assets in the portfolio of one of our investments in equity affiliates for the nine months ended September 30, 2007. By comparison, during the nine months ended September 30, 2006, $6.3 million of interest income was recognized from a 16.7% carried profits interest from excess proceeds received from the refinancing of a portfolio of properties of one of our investments in equity affiliates.
     Excluding these transactions, interest income increased $60.0 million, or 53%, compared to the same period of the prior year. This increase was primarily due to a $973.5 million, or 70%, increase in the average balance of loans and investments from $1.4 billion for the nine months ended September 30, 2006 to $2.4 billion for the nine months ended September 30, 2007 due to increased loans and investments originations. This was partially offset by an 11%

decrease in the average yield on assets from 10.62% for the nine months ended September 30, 2006 to 9.48% for the nine months ended September 30, 2007 as a result of a reduction in yield on new originations compared to higher yielding loan payoffs since the same period in 2006, partially offset by an increase in LIBOR over the same period. Interest income from cash equivalents increased $3.4 million to $6.7 million for the nine months ended September 30, 2007 compared to $3.3 million for the nine months ended September 30, 2006 as a result of increased restricted cash balances due to the issuance of CDO III in December 2006. Interest income from available for sale securities decreased $0.4 million to $0.1 million for the nine months ended September 30, 2007 from $0.5 million for the nine months ended September 30, 2006 as a result of the sale of our entire securities available for sale portfolio during the quarter ended March 31, 2007.
     Income from swap derivative totaled $0.7 million during the nine months ended September 30, 2006. This was the result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps in 2006 on one of our junior subordinated notes relating to trust preferred securities. This reflects the cumulative fair value at September 30, 2006 of an interest rate swap on one of our trust preferred securities.
     Other income decreased $0.1 million, or 84%, to $25,162 for the nine months ended September 30, 2007 from $0.2 million for the nine months ended September 30, 2006. This was primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense increased $47.0 million, or 74%, to $110.3 million for the nine months ended September 30, 2007 from $63.3 million for the nine months ended September 30, 2006. This increase was primarily due to a $976.4 million, or 83%, increase in the average balance of our debt facilities from $1.2 billion for the nine months ended September 30, 2006 to $2.1 billion for the nine months ended September 30, 2007 as a result of increased portfolio growth and financing facilities. This was partially offset by a 4% decrease in the average cost of these borrowings from 7.10% for the nine months ended September 30, 2006 to 6.85% for the nine months ended September 30, 2007, due to reduced borrowing costs primarily as a result of an increase in average CDO debt combined with income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans, partially offset by an increase in average LIBOR. In addition, interest expense on debt financing our available for sale securities portfolio decreased $0.8 million to $0.2 million for the nine months ended September 30, 2007 compared to $1.0 million for the nine months ended September 30, 2006. This decrease was due to the full repayment of such debt during the quarter ended March 31, 2007 in conjunction with the sale of our entire securities available for sale portfolio.
     Employee compensation and benefits expense increased $1.9 million, or 55%, to $5.3 million for the nine months ended September 30, 2007 from $3.4 million for the nine months ended September 30, 2006. This increase was primarily due to the expansion of staffing needs in the areas of asset management, structured securitization and underwriting associated with the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, and incentive compensation for those employed by us during these periods.
     Stock-based compensation expense increased $0.2 million, or 14%, to $2.0 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006. These expenses represent the cost of restricted stock granted to certain of our employees, directors and executive officers, and employees of our manager. Compensation cost is measured as of the date of the grant, with subsequent remeasurement for any unvested shares granted to employees of our manager. This increase was primarily due to an increase in the ratable portion of unvested restricted stock awards as a result of granting 119,101 restricted stock awards subsequent to September 30, 2006 which was partially offset by the remeasurement of unvested shares granted to employees of our manager as a result of a lower stock price at September 30, 2007 as compared to the stock price on the previous remeasurement dates, as well as a reduction in expense associated with restricted stock awards that vested prior to and during the nine months September 30, 2007.
     Selling and administrative expense increased $0.6 million, or 21%, to $3.6 million for the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006. This increase is primarily due to professional fees, including legal, accounting services, and consulting fees relating to investor relations, Sarbanes-Oxley compliance and regulatory filings.

     Management fees increased $12.7 million, or 149%, to $21.2 million for the nine months ended September 30, 2007 from $8.5 million for the nine months ended September 30, 2006. These amounts represent compensation in the form of base management fees and incentive compensation management fees as provided for in the management agreement with our manager. The base management fees increased by $0.3 million, or 17%, to $2.3 million for the nine months ended September 30, 2007 from $2.0 million for the nine months ended September 30, 2006. This increase is primarily due to increased stockholders’ equity directly attributable to greater profits and capital raised from the June 2007 public offering of our common stock over the same period in 2006. The incentive compensation management fees increased by $12.4 million, or 188%, to $18.9 million for the nine months ended September 30, 2007 from $6.5 million for the nine months ended September 30, 2006. This increase was due to increased profitability over the same periods as a result of the recognition of $16.0 million of revenue attributable to the 33.33% profits interest in a borrowing entity, a $24.2 million gain from the sale of one of the properties of one of our equity affiliates and $16.2 million of income from excess proceeds received from the sale and refinancing of certain properties in the portfolio of another of our investments in equity affiliates. We also received $10.4 million related to yield maintenance cost on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment on the transfer of control of property held by one of our equity affiliates. During 2006, we recognized $9.2 million of deferred revenue from excess proceeds received from the refinance of a property of one of our investments in equity affiliates.
Income From Equity Affiliates
     Income from equity affiliates increased $26.3 million to $29.2 million for the nine months ended September 30, 2007 from $2.9 million for the nine months ended September 30, 2006. This increase was due to a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates and $5.0 million of income from excess proceeds received from the sale and refinancing of certain properties in the portfolio of another of our investments in equity affiliates during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we recognized $2.9 million of revenue from excess proceeds received from the refinancing of properties of one of our investments in equity affiliates.
Income Allocated to Minority Interest
     Income allocated to minority interest increased by $6.2 million, or 79%, to $14.1 million for the nine months ended September 30, 2007 from $7.9 million for the nine months ended September 30, 2006. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 90% increase in income before minority interest reduced by the provision for income taxes over the same periods partially offset by a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 17.0% in our operating partnership for the nine months ended September 30, 2007 compared to 18.0% for the nine months ended September 30, 2006. At September 30, 2007, our manager had a limited partnership interest of 15.6% in our operating partnership.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. As a REIT, we generally are not subject to federal income tax on the portion of our REIT taxable income which is distributed to our stockholders, provided that at least 90% of the taxable income is distributed and provided that certain other requirements are met. As of September 30, 2007 and 2006, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the nine months ended September 30, 2007 and 2006.
     We also have certain investments in taxable REIT subsidiaries which are subject to federal and state income taxes. During the nine months ended September 30, 2007 and 2006, we recorded a $15.1 million and $0.2 million provision, respectively, on income from these taxable REIT subsidiaries. The increased provision for the nine months ended September 30, 2007 resulted from a $16.0 million distribution received representing the portion attributable to the 33.33% profits interest in a borrowing entity and a $24.2 million gain recognized on the sale of property of one of our investments in equity affiliates representing the portion attributable to the 20.0% equity interest.

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
     On June 12, 2007, we sold 2,700,000 shares of our common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At September 30, 2007, we had $425.3 million available under this shelf registration. We had 20,457,333 shares outstanding at September 30, 2007.
Debt Facilities
     We also maintain liquidity through five master repurchase agreements, one working capital facility and one bridge loan warehousing credit agreement with six different financial institutions. In addition, we have issued three collateralized debt obligations (“CDOs”) and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of September 30, 2007, these facilities had an aggregate capacity of $2.7 billion and borrowings were approximately $2.3 billion.
     The following is a summary of our debt facilities as of September 30, 2007:

	At September 30, 2007
		Debt		Maturity
Debt Facilities	Commitment	Carrying Value	Available	Dates
Repurchase agreements. Interest is variable based on pricing over LIBOR and VFCC commercial paper rates	$1,107,000,000	$766,519,028	$340,480,972	2007 – 2010

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,181,989,000	1,137,689,000	44,300,000	2011 – 2013

Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	276,055,000	276,055,000	—	2034 – 2036

Notes payable. Interest is variable based on pricing over Prime or LIBOR	135,000,000	110,805,840	24,194,160	2007 – 2008

	$2,700,044,000	$2,291,068,868	$408,975,132

     These debt facilities are described in further detail in Note 6 “Debt Obligations” of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
     On November 6, 2007, we entered in two new Credit Agreements with Wachovia Bank, National Association (“Wachovia”) which replaced two of our repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia. The outstanding balance under these two repurchase agreements totaled approximately $473.0 million at the time the repurchase agreements were replaced.
     The first Credit Agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment and the second Credit Agreement is a $69.0 million term loan. These two new Credit Agreements each provide us with a commitment period of two years with a one year extension option to November 2010, bears interest at pricing over LIBOR, and have eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements.
     The conditions of the $473.0 million term loan has repayment provisions which include reducing the outstanding balance to $425.0 million by December 31, 2007 and to $300.0 million by December 31, 2008. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $100.0 million revolving commitment will be used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million.

     The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. We have also pledged our 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of this agreement. In the second and third year of this term facility, we will be required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any.
     Repurchase Agreements
     Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing for assets that we plan to contribute to our CDOs. At September 30, 2007, the aggregate outstanding balance under these facilities was $766.5 million.
     We have a $370.0 million master repurchase agreement with Wachovia Bank, National Association, dated December 2003, with an initial term of three years, which bears interest at LIBOR plus pricing of 0.94% to 3.50%, varying on the type of asset financed. In October 2006, this repurchase agreement was amended to increase the amount of available financing from $350 million to $500 million and extend the maturity to March 2007. On December 14, 2006, $200.0 million of this facility was paid down in connection with the closing of CDO III. This repurchase agreement was also amended in March 2007 to temporarily increase the amount of available financing to $775.0 million and extend the maturity to May 2007. The available financing of $775.0 million was reduced to $350.0 million at the time of the initial funding of the repurchase agreement entered into with the Variable Funding Capital Company, LLC (see below). The Wachovia Bank, National Association repurchase agreement was also amended in June 2007 to increase the committed amount of this facility to $370.0 million from $350.0 million and extend the maturity to October 31, 2007. At September 30, 2007, the outstanding balance under this facility was $197.6 million with a current weighted average note rate of 6.96%. See above discussion for further details relating to the replacement of this facility in November 2007.
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
     We have a $387.0 million master repurchase agreement with a second financial institution, effective March 2007, that has a term expiring in March 2010 and bears interest at the VFCC commercial paper rate plus pricing of 0.65% to 2.50%. At September 30, 2007, the outstanding balance under this facility was $335.3 million with a current weighted average note rate of 6.96%. See above discussion for further details relating to the replacement of this facility in November 2007.
     We have a $100.0 million master repurchase agreement with a third financial institution, effective December 2005, which was extended in December 2006 for one year and bears interest at LIBOR plus pricing of 1.00% to 3.00%, varying on the type of asset financed. At September 30, 2007, the outstanding balance under this facility was $69.2 million with a current weighted average note rate of 7.22%.
     We have a $150.0 million master repurchase agreement with a fourth financial institution, effective October 2006, that has a term expiring in October 2009 and bears interest at LIBOR plus pricing of 1.00% to 1.80%, varying on the type of asset financed. At September 30, 2007, the outstanding balance under this facility was $136.6 million with a current weighted average note rate of 6.64%.
     In September 2007, we amended our $50.0 million warehouse credit facility with a fifth financial institution. The amendment changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million and extended the maturity date to September 2008. The repurchase agreement facility bears interest at LIBOR plus pricing of 1.25% to 2.00%. At September 30, 2007, the outstanding balance under this facility was $27.9 million with a current weighted average note rate of 7.40%.

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
     At September 30, 2007, the outstanding note balance under CDO I, CDO II and CDO III was $285.3 million, $349.2 million and $503.2 million, respectively.
     Junior Subordinated Notes
     The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. Prior to 2007, we issued a total of $223.0 million of junior subordinated notes in seven separate private placements. In April 2007, we issued a total of $53.1 million of junior subordinate notes in two separate private placements. At September 30, 2007, the aggregate outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 8.22%.
     Notes Payable
     Notes payable consists of a working capital facility and a bridge loan warehousing credit agreement. At September 30, 2007, the aggregate outstanding balance under these facilities was $110.8 million.
     In June 2007, we entered into a $60.0 million working capital facility with Wachovia Bank, National Association. This facility has a maturity date of June 2008, with two one year extension options, and bears interest at the one-month LIBOR rate plus 2.10%. At September 30, 2007, the aggregate outstanding balance under this facility was $47.9 million.
     We have a $75.0 million bridge loan warehousing credit agreement with a sixth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or 1, 2, 3 or 6-month LIBOR plus 1.65%, at our option. In September 2006, this facility was amended to extend the maturity date to August 2007, increase the amount of available financing from $50 million to $75 million, and amend certain terms of this agreement. In July 2007, this facility was amended to extend the maturity date from August 2007 to October 2007. In October 2007, this facility was amended to increase the committed amount to $90.0 million and extend the maturity date to October 2008. At September 30, 2007, the outstanding balance under this facility was $62.9 million with a current weighted average note rate of 6.97%.

     At December 31, 2006, we had a $50.0 million warehousing credit facility, effective December 2005, that had a term expiring in December 2007 that bears interest at LIBOR plus pricing of 1.50% to 2.50%, varying on the type of asset financed. In September 2007, we amended this facility and changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million and extended the maturity date to September 2008. The repurchase agreement facility bears interest at LIBOR plus pricing of 1.25% to 2.00%. See “Repurchase Agreements” discussed above.
     The working capital facility, bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR and VFCC commercial paper rates. The amount of our pricing over these rates varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.
     The working capital facility, bridge loan warehousing credit agreement and the master repurchase agreements require that we pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.
     Restrictive Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed, and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of September 30, 2007, we are in compliance with all covenants and restrictions under these credit facilities.
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
Share Repurchase Plan
     In August 2006, the Board of Directors authorized a stock repurchase plan that enabled us to buy up to one million shares of our common stock. At management’s discretion, shares were acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permitted us to repurchase shares at times when we might otherwise be prevented from doing so. As of September 30, 2007, we repurchased 279,400 shares of our common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and we did not purchase any shares during the nine months ended September 30, 2007.

Contractual Commitments
     As of September 30, 2007, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable	$—	$73,108	$37,698	$—	$—	$—	$110,806
Collateralized debt obligations (2)	3,180	12,720	96,493	96,493	303,470	625,333	1,137,689
Repurchase agreements	48,514	183,859	213,493	23,862	35,221	261,570	766,519
Trust preferred securities	—	—	—	—	—	276,055	276,055
Outstanding unfunded commitments (3)	5,879	16,396	71,210	2,475	17,552	22,473	135,985

Totals	$57,573	$286,083	$418,894	$122,830	$356,243	$1,185,431	$2,427,054

(1)	Represents amounts due based on contractual maturities.

(2)	Comprised of $285.3 million of CDO I debt, $349.2 million of CDO II debt and $503.2 million of CDO III debt with a weighted average remaining maturity of 2.71, 4.17 and 4.73 years, respectively, as of September 30, 2007.

(3)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $136.0 million as of September 30, 2007, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
     Subsequent to September 30, 2007, we amended three of our debt facilities. See Note 6 – “Debt Obligations – Notes Payable” and Note 16 –“Subsequent Events” of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details relating to the changes in the debt facilities.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.9 million and $2.3 million in base management fees for services rendered in the three and nine months ended September 30, 2007, respectively.
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
     For the three months ended September 30, 2007, our manager earned a total of $4.8 million of incentive compensation and has elected to receive it partially in 62,002 shares of common stock with the remainder to be paid in cash totaling $3.6 million, payable in November 2007. For the nine months ended September 30, 2007, incentive compensation totaled $37.9 million which includes $18.9 million recorded as management fee expense and $19.0 million recorded as prepaid management fees related to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. Our manager has elected to receive these payments in the form of 469,859 shares of common stock with the remainder paid in cash totaling $25.6 million.
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
     Origination Fees. Our manager is entitled to 100% of the origination fees paid by borrowers under each of our bridge loan and mezzanine loans that do not exceed 1% of the loan’s principal amount. We retain 100% of any origination fee that exceeds 1% of the loan’s principal amount.
     Term and Termination. The management agreement has an initial term of two years and is renewable automatically for an additional one year period every year thereafter, unless terminated with nine months prior written notice. If we terminate or elect not to renew the management agreement in order to manage our portfolio internally, we are required to pay a termination fee equal to the base management fee and incentive compensation for the 12-month period preceding the termination. If, without cause, we terminate or elect not to renew the management agreement for any other reason, including a change of control of us, we are required to pay a termination fee equal to two times the base management fee and incentive compensation paid for the 12-month period preceding the termination.

Related Party Transactions
     As of December 31, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. We provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from this loan for the three and nine months ended September 30, 2007 was approximately $0 and $0.1 million, respectively, compared to approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively.
     At September 30, 2007, due to related party consisted of $5.1 million of management fees which will be remitted in November 2007. At December 31, 2006, $0.1 million of escrows received by us at loan closings were due to ACM and were included in due to related party. Payment was remitted in January 2007.
     At June 30, 2007, we had a $1.3 million first mortgage co-op loan which was past its maturity date. The loan was contributed to us by Arbor Commercial Mortgage in 2003 as part of the initial capitalization for ACMs’ equity ownership in ARLP. In July 2007, ACM purchased the $1.3 million loan back from us at par including all accrued and unpaid interest. We had also sold a participating interest in the loan for $125,000 which was recorded as a financing and was included in notes payable. The note payable was satisfied in September 2007.
     In June 2007, we provided a $0.6 million mezzanine loan for the development of a 38 unit rental apartment complex in Connecticut that matures in July 2012 and bears interest at a fixed rate of 7.97%. The first mortgage loan was originated by ACM. The borrower is currently delinquent and in October 2007, ACM purchased the $0.6 million loan from us at par including all accrued and unpaid interest.
     We are dependent upon our manager, ACM, to provide services to us that are vital to our operations with which we have conflicts of interest. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and is co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds a 16% limited partnership interest in our operating partnership and 20% of the voting power of its outstanding stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk and interest rate risk.
Market Conditions
     We are subject to market changes in the debt and secondary mortgage markets. These markets are currently experiencing disruptions, which could have a short term adverse impact on our earnings and financial condition.
     Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions may increase the cost and reduce the availability of debt. We attempt to mitigate the impact of debt market disruptions by obtaining adequate debt facilities from a variety of financing sources. There can be no assurance, however, that we will be successful in these efforts, that such debt facilities will be adequate or that the cost of debt the facilities will be at similar terms.
     The secondary mortgage markets are also currently experiencing disruptions resulting from reduced investor demand for collateralized debt obligations and increased investor yield requirements for these obligations. In light, of these conditions, we currently expect to finance our loan and investment portfolio with our current capital and debt facilities.
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
     Based on the loans and liabilities as of September 30, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $1.1 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. Based on the loans and liabilities as of September 30, 2007 and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $6.7 million. This is primarily due to loans currently subject to interest rate floors, therefore not subject to the full downward interest rate adjustment, offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt to a fixed basis that is not subject to a 1% decrease in LIBOR.
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
     As of September 30, 2007 and December 31, 2006 we had ten of these interest rate swap agreements outstanding with a combined notional value of $1.2 billion. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2007 and December 31, 2006, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $0.2 million and $0.7 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $0.2 million and $0.7 million, respectively.
     In connection with the issuance of variable rate junior subordinate notes during 2007, 2006 and 2005, we entered into various interest rate swap agreements. These swaps had total notional values of $191.5 million and $140.0 million, as of September 30, 2007 and December 31, 2006, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $3.4 million and $2.5 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $3.4 million and $2.4 million, respectively.
     As of September 30, 2007, we had twenty five interest rate swap agreements outstanding with a combined notional value of $577.4 million. As of December 31, 2006 we had eighteen interest rate swap agreements outstanding with a combined notional value of $330.4 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $14.7 million and $8.9 million respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $14.7 million and $9.2 million, respectively.
     Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of market value in the contract. The counterparties to our derivative arrangements are major financial institutions with high credit ratings with which we and our affiliates may also have other financial relationships. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging strategies.
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
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) During the three months ended September 30, 2007, the Company issued a total of 269,984 shares of its common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Amended and Restated Management Agreement, dated January 19, 2005 (the “Management Agreement”), by and among the Company, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. Pursuant to the Management Agreement, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of common stock of the Company.
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

2.3	Indemnity Agreement, dated July 1, 2003 by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Ivan Kaufman and Arbor Realty Limited Partnership.*

3.1	Articles of Incorporation of the Registrant.*

3.2	Articles of Amendment to Articles of Incorporation of the Registrant. ▲▲

3.3	Articles Supplementary of the Registrant.*

3.4	Bylaws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and JMP Securities, LLC.*

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*

10.4
Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Warrant Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership, Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*

10.6	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*

10.7	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*

10.8	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004). **

10.9	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan (as amended and restated). ‡‡

10.10	Form of Restricted Stock Agreement.*

10.11	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*

10.12	Form of Indemnification Agreement.*

10.13	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation.*

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
10.19
Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20
Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22
Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.23
Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC.‡‡‡

10.24
Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ❖

10.25
Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC.❖

10.26
Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. ❖

10.27
Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ❖❖

10.28
Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

▲	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on June 12, 2007.

▲▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

❖	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC. (Registrant)

By:	/s/ Ivan Kaufman

Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ Paul Elenio

Name: Paul Elenio
Title: Chief Financial Officer
Date: November 9, 2007