Form 10-K
period 2007-12-31
ARBOR REALTY TRUST INC
filed 2008-03-05
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2007 (computed based on the closing price on such date as reported on the NYSE) was $464.6 million. As of February 15, 2008, the registrant had 20,606,107 shares of common stock outstanding (excluding 279,400 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own an approximately 84% partnership interest in our operating partnership as of December 31, 2007.

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

We believe the financing of multi-family and commercial real estate offers significant growth opportunities that demand customized financing solutions. ACM has granted us a right of first refusal to pursue all structured finance investment opportunities in the multi-family or commercial real estate markets that are identified by ACM or its affiliates. ACM continues to originate and service multi-family and commercial mortgage loans under Fannie Mae, Federal Housing Administration and conduit commercial lending programs. We believe that the customer relationships established from these lines of business may generate additional real estate investment opportunities for our business.

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

In exchange for ACM’s contribution of structured finance investments, our operating partnership issued approximately 3.1 million units of limited partnership interest, or operating partnership units, and approximately 0.6 million warrants to purchase additional operating partnership units at an initial exercise price of $15.00 per operating partnership unit to ACM. Concurrently, we, our operating partnership and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. In October 2004, ACM exercised these warrants and currently holds approximately 3.8 million operating partnership units, constituting an approximately 16% limited partnership interest in our operating partnership. ACM may redeem each of these operating partnership units for cash or, at our election, one share of our common stock. We granted ACM certain demand and other registration rights with respect to the shares of common stock that may be issued upon redemption of these operating partnership units. Each of these operating partnership units is also paired with one share of our special voting preferred stock entitling ACM to one vote on all matters submitted to a vote of our stockholders. ACM currently holds approximately 20% of the voting power of our outstanding stock. If ACM redeems these operating partnership units, an equivalent number of shares of our special voting preferred stock will be redeemed and cancelled.

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

In March 2007, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the SEC declared this shelf registration statement effective.

In June 2007, we sold 2,700,000 shares of our common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares.

Since January 2005, we completed three non-recourse collateralized debt obligation (“CDO”) transactions, whereby $1.44 billion of real estate related and other assets were contributed to three newly-formed consolidated subsidiaries, which issued $1.21 billion of investment grade-rated floating-rate notes in three separate private placements. These proceeds were used to repay outstanding debt and resulted in a decreased cost of funds relating to the CDO assets.

Since March 2005, we issued a total of $276.1 million of junior subordinated notes in nine separate private placements. The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.

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

Leverage the Experience of Executive Officers and Arbor Commercial Mortgage and Our Employees.  Our executive officers and employees, and those of ACM, have extensive experience originating and managing structured commercial real estate investments. Our senior management team has on average over 20 years of experience in the financial services industry.

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

The bridge loans we make typically range in size from $1 million to $75 million and are predominantly secured by first mortgage liens on the property. The term of these loans typically is up to five years. Historically, interest rates have typically ranged from 2.50% to 9.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 13.00%. In 2007, interest rates have typically ranged from 1.15% to 6.00% over 30-day LIBOR, with fixed rates ranging from 6.30% to 12.00%. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

Junior Participation Financing.  We offer junior participation financing in the form of junior participating interest in the senior debt. Junior participation financings have the same obligations, collateral and borrower as the senior debt. The junior participation interest is subordinated to the senior debt by virtue of a contractual agreement between the senior debt lender and the junior participating interest lender.

Our junior participation loans typically range in size from $1 million to $60 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.75% to 9.75% over 30-day LIBOR, with fixed rates ranging from 5.00% to 12.80%. In 2007, interest rates have typically ranged from 2.75% to 4.50% over 30-day LIBOR, with fixed rates ranging from 5.00% to 12.80%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

Mezzanine Financing.  We offer mezzanine financing in the form of loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. Mezzanine financing may take the form of loans secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property. We may also require additional security such as personal guarantees, letters of credit and/or additional collateral unrelated to the property.

Our mezzanine loans typically range in size from $1 million to $50 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.00% to 12.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. In 2007, interest rates have typically ranged from 2.50% to 8.15% over 30-day LIBOR, with fixed rates ranging from 6.00% to 10.70%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

Our preferred equity investments typically range in size from $0.3 million to $11.0 million, have terms up to ten years and interest rates that have typically ranged from 4.50% to 5.50% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. In 2007, our preferred equity investments ranged in size from $0.3 million to $115.0 million and interest rates have typically ranged from 3.75% to 6.00% over 30-day LIBOR, with fixed rates ranging from 7.75% to 11.40%.

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

Agency Sponsored Whole Loan Pool Certificates.  We have and may, in the future, invest in certificates issued by the Government National Mortgage Association, or Ginnie Mae, Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Association, or Freddie Mac, that are collateralized by whole pools of residential or commercial, fixed or adjustable rate mortgage loans. These certificates entitle the investor to monthly payments of interest and principal that, in effect, are a “pass-through” of the monthly payments made by the borrowers on the underlying mortgage loans and the repayment of the principal of the underlying mortgage loans, whether prepaid or paid at maturity. Their yield and maturity characteristics differ from conventional fixed-income securities because their principal amount may be prepaid at any time without penalty due to the fact that the underlying mortgage loans may be prepaid at any time. Therefore, they may have less potential for growth in value than conventional fixed-income securities with comparable maturities. To the extent that we purchase agency-sponsored whole loan pool certificates at a premium, prepayments may result in loss of our principal investment to the extent of the premium paid.

Our Structured Finance Investments

We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge, junior participation interests in first mortgages, and mezzanine loans as well as preferred equity investments and mortgage-related securities.

At December 31, 2007, we had 147 loans and investments in our portfolio, totaling $2.6 billion. These loans and investments were for 70 multi-family properties, 34 office properties, 15 hotel properties, 12 land properties, seven commercial properties, five condominium properties, and four retail properties. We have an allowance for loan losses of $2.5 million at December 31, 2007 related to two multifamily loans in our portfolio with an aggregate outstanding principal balance of $58.5 million. The loan loss reserves were the result of our regular quarterly risk rating review process which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio and believe that our strict underwriting and active asset management enable us to maintain the credit quality of our portfolio.

The overall yield on our portfolio in 2007 was 9.34%, excluding the impact from the recognition of $37.6 million of interest income from equity and profits interests in our loans and investment portfolio for 2007, on average assets of $2.4 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2007 was 6.76% on average borrowings of $2.2 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

Our average net investment (average assets less average borrowings) in 2007 was $255.2 million, resulting in average leverage (average borrowings divided by average assets) of 89.5%. Including average trust preferred securities of $261.3 million as equity, our average leverage was 78.8%. The net interest income earned in 2007 yielded a 46.1% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2007 by average equity (computed as average assets minus average borrowings) invested during the year.

Our business plan contemplates that our leverage ratio, including our trust preferred securities as equity, will be approximately 70% to 80% of our assets in the aggregate. However, including our trust preferred securities as equity, our leverage will not exceed 80% of the value of our assets in the aggregate unless approval to exceed the 80% limit is obtained from our board of directors. At December 31, 2007, our overall leverage ratio including the trust preferred securities as equity was 74%.

The following table set forth information regarding our loan and investment portfolio as of December 31, 2007:

					Weighted Average
			Unpaid Principal	Weighted Average	Remaining
Type	Asset Class	Number	(Dollars in thousands)	Pay Rate	Maturity (months)

Bridge Loans	Multi Family	24	$497,360	7.37%	27.5
	Office	14	336,348	7.17%	42.3
	Hotel	8	285,806	7.23%	8.9
	Condo	3	179,953	8.37%	15.2
	Commercial	3	58,943	7.38%	23.3
	Land	11	279,598	9.99%	15.8
	Retail	2	8,498	8.21%	6.6

		65	1,646,506	7.86%	23.7
Mezzanine Loans	Multi Family	24	122,208	10.04%	41.1
	Office	9	153,171	9.26%	38.6
	Hotel	2	30,000	7.60%	17.0
	Condo	2	40,291	10.71%	13.7
	Commercial	2	25,810	8.35%	37.3
	Land	1	10,000	—	41.0
	Retail	1	3,000	9.60%	9.0

		41	384,480	9.23%	34.8
Junior Participations	Multi Family	5	98,400	7.52%	51.6
	Office	9	186,550	7.56%	65.0
	Hotel	3	38,726	8.53%	21.5
	Commercial	1	3,645	7.77%	34.0
	Retail	1	13,500	8.51%	3.0

		19	340,821	7.70%	53.4
Preferred Equity	Multi Family	17	81,888	8.48%	110.0
	Office	2	23,500	9.83%	53.1
	Hotel	1	115,000	10.00%	54.0

		20	220,388	9.42%	74.7
Other	Hotel	1	1,790	7.39%	188.0
	Commercial	1	9,610	8.10%	56.0

		2	11,400	7.99%	76.7

Total		147	$2,603,595	8.18%	33.8

The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2007:

	Unpaid Principal			Unpaid Principal
Geographic Location	(Dollars in thousands)	Percentage(1)	Asset Class	(Dollars in thousands)	Percentage(1)

New York	$1,167,138	44.8%	Multi Family	$799,855	30.7%
Florida	291,766	11.2%	Office	699,569	26.9%
California	221,799	8.5%	Hotel	471,323	18.1%
Michigan	103,602	4.0%	Land	289,598	11.1%
Maryland	100,790	3.9%	Condo	220,244	8.4%
Texas	86,039	3.3%	Commercial	98,008	3.8%
Other(2)	275,905	10.6%	Retail	24,998	1.0%
Diversified	356,556	13.7%

Total	$2,603,595	100%	Total	$2,603,595	100%

(1)	Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)	No other individual state makes up more than 2% of the total.

Our Investments in Available for Sale Securities

Agency Sponsored Whole Loan Pool Certificates.  We purchased $57.4 million face amount of agency-sponsored whole loan pool certificates in 2004 and we sold these investments in the first quarter of 2007. The underlying mortgage loans bore interest at a fixed rate for the first three years and adjusted annually thereafter, beginning in March 2007, and had a weighted average coupon rate of 3.8%. As of December 31, 2006, we financed these investments pursuant to a $100.0 million repurchase agreement, maturing in July 2007, at a rate of one-month LIBOR plus 0.20%. As of December 31, 2006, the amortized cost of these investments was $22.2 million and the amount outstanding on the related repurchase agreement was $20.7 million. These investments had been in an unrealized loss position for more than twelve months as of December 31, 2006, but they recovered their fair value during the first quarter of 2007 in conjunction with a change in their interest rates. When we sold these securities in 2007, we recorded a gain of $30,182 on the sale and also repaid the related repurchase agreement.

Equity Securities.  During 2007, we purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $15.7 million, at December 31, 2007. We also have a margin loan agreement with a financial institution related to the purchases of this security which may not exceed $7.0 million, bears interest at pricing over LIBOR, and is due upon demand from the lender. The balance of the margin loan agreement was approximately $7.0 million at December 31, 2007.

Regulatory Aspects of Our Investment Strategy

Real Estate Exemption from Investment Company Act.  We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate,” are exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate, mortgage loans and agency-sponsored whole loan pool certificates. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2007.

During the first quarter of 2004, we purchased $57.4 million face amount of aggregate principal amount of agency-sponsored whole loan pool certificates and sold them in March 2007. We may invest in additional agency-sponsored whole loan pool certificates in the future if we determine that we need to purchase such certificates for purposes of meeting the 55% test. If the SEC takes a position or makes an interpretation more favorable to us, we may have greater flexibility in the investments we may make. Our investment guidelines provide that no more than 15% of our assets may consist of any type of mortgage-related securities, such as agency-sponsored whole loan pool certificates, and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement

On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM’s services. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with multi-family and commercial real estate-related structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, ACM receives a base management fee and incentive compensation calculated as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report.

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

Origination.  Our manager sources the origination of most of our investments. ACM has a network of seven sales offices located in Bloomfield Hills, Michigan; Boston, Massachusetts; Seattle, Washington; Plano, Texas; Dallas, Texas; New York, New York; and Uniondale, New York. These offices are staffed by approximately 14 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM’s marketing effort occurs at the branch level, ACM also markets its products in national industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower’s needs. Loan originators in every branch office are able to offer borrowers the full array of ACM’s and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM’s underwriters for due diligence.

Underwriting.  ACM’s loan originators work in conjunction with its underwriters who perform due diligence on all proposed transactions prior to loan approval and commitment. The underwriters analyze each loan application in accordance with the guidelines set forth below in order to determine the loan’s conformity with respect to such guidelines. In general, ACM’s underwriting guidelines require it to evaluate the following: the historic and current property revenues and expenses; the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies; the property’s location, its attributes and competitive position within its market; the proposed ownership structure, financial strength and real estate experience of the borrower and property management; third party appraisal, environmental and engineering studies; market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends; review of an acceptable mortgagee’s title policy and an “as built” survey; construction quality of the property to determine future maintenance and capital expenditure requirements; and the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. Consideration is also given to other factors, such as additional forms of security and identifying likely strategies to effect repayment. ACM will refine its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

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

Servicing.  ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of approximately 794 loans with outstanding balances of $5.3 billion through its loan administration department in Buffalo, New York. ACM’s loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM’s data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy, and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

Our Asset Management Operations.  Our asset management group is comprised of 19 of our employees. Prior to our formation, the asset management group successfully managed numerous transactions, including complex restructurings, refinancings and asset dispositions for ACM.

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

Our investments are financed primarily by collateralized debt obligations, our variable rate junior subordinate notes, and through our floating rate warehouse lines of credit, term and revolving credit agreements, loan repurchase agreements and other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

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

Disposition Policies.  Although there are no current plans to dispose of properties or other assets within our portfolio, ACM evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, ACM may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions, or working capital purposes.

Equity Capital Policies.  Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. We may in the future issue common stock in connection with acquisitions. We also may issue units of partnership interest in our operating partnership in connection with acquisitions of property. We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our board of directors. In August 2006, our board of directors approved a stock repurchase plan pursuant to which we purchased an aggregate of 279,400 shares. The plan expired in February 2007.

Conflicts of Interest Policies.  We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM currently has an approximate 16% limited partnership interest in our operating partnership. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of ACM and beneficially owns approximately 90% of the outstanding membership interests of ACM. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Mr. Horn, our secretary and one of our directors, is the secretary of ACM. Each of Messrs. Kaufman, Martello, Elenio and Horn, as well as Mr. Weber, our executive vice president of structured finance and Mr. Kilgore, our executive vice president of structured securitization are members of ACM’s executive committee. Each of Messrs. Kaufman, Martello, Elenio, Horn, Weber, Kilgore, and Mr. Fogel, our senior vice president of asset management, own minority membership interests in ACM.

We have implemented several policies, through board action and through the terms of our charter and our agreements with ACM, to help address these conflicts of interest, including the following:

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

Our board of directors has approved the operating policies and the strategies set forth above. Our board of directors has the power to modify or waive these policies and strategies, or amend our agreements with ACM, without the consent of our stockholders to the extent that the board of directors (including a majority of our independent directors) determines that such modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our manager or any affiliate of our manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board consist of independent directors or the requirement that our independent directors approve related party transactions without the approval of two thirds of the votes entitled to be cast by our stockholders.

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

Competition

Our net income depends, in large part, on our manager’s ability to originate structured finance investments with spreads over our borrowing costs. In originating these investments, our manager competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, some of which may have greater financial resources and lower costs of capital available to them. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of structured finance assets suitable for purchase by us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans, our origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although management believes that we are well positioned to continue to compete effectively in each facet of our business, there can be no assurance that we will do so or that we will not encounter further increased competition in the future that could limit our ability to compete effectively.

Employees

We have 29 employees, including Messrs Weber, Kilgore, Fogel and Horn, Mr. Kovarik, our chief credit officer, and Mr. House, our senior vice president of loan acquisitions and a 19 person asset management group. Mr. Kaufman, our chief executive officer and Mr. Elenio, our chief financial officer are full time employees of ACM and are not compensated by us (other than pursuant to our equity incentive plans).

Corporate Governance and Internet Address

We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our directors, officers and employees, and the employees of our manager who provide services to us. We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives.

Our internet address is www.arborrealtytrust.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for chief executive and senior financial officers, corporate governance guidelines, stockholder communications with the board of directors, and the charters of the audit committee, nominating/corporate governance committee, and compensation committee of our board of directors. No information contained in or linked to our website is incorporated by reference in this report.

ITEM 1A.	RISK FACTORS

Our business is subject to various risks, including the risks listed below. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected and the value of our common stock could decline.

Risks Related to Our Business

We may not be able to access the debt or equity capital markets on favorable terms, or at all, for additional liquidity, which could adversely affect our business, financial condition and operating results.

In order to obtain additional liquidity, future equity or debt financing may not be available on terms that are favorable to us, or at all. Our ability to access additional debt and equity capital depends on various conditions in these markets, which are beyond our control. If we are able to complete future equity offerings, they could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and operating results.

We may be unable to invest excess equity capital on acceptable terms or at all, which would adversely affect our operating results.

We may not be able to identify investments that meet our investment criteria and we may not be successful in closing the investments that we identify. Unless and until we identify investments consistent with our investment criteria, any excess equity capital may be used to repay borrowings under our warehouse credit facility, bridge loan warehouse facility, term and revolving credit agreements and repurchase agreements, which would not produce a return on capital. In addition, the investments that we acquire with our equity capital may not produce a return on capital. There can be no assurance that we will be able to identify attractive opportunities to invest our equity capital which would adversely affect our results of operations.

Changes in market conditions could adversely affect the market price of our common stock.

As with other publicly traded equity securities, the value of our common stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance; and

•	general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our book value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business is more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders.

We depend on key personnel with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of ACM as our manager and our and ACM’s officers and employees. In particular, the mortgage lending experience of Mr. Kaufman and Mr. Weber and the extent and nature of the relationships they have developed with developers and owners of multi-family and commercial properties and other financial institutions are critical to the success of our business. We cannot assure you of their continued employment with ACM or service as our officers. The loss of services of one or more members of our or ACM’s management team could harm our business and our prospects.

The real estate investment business is highly competitive. Our success depends on our ability to compete with other providers of capital for real estate investments.

Our business is highly competitive. Competition may cause us to accept economic or structural features in our investments that we would not have otherwise accepted and it may cause us to search for investments in markets outside of our traditional product expertise. We compete for attractive investments with traditional lending sources, such as insurance companies and banks, as well as other REITs, specialty finance companies and private equity vehicles with similar investment objectives, which may make it more difficult for us to consummate our target investments. Many of our competitors have greater financial resources and lower costs of capital than we do, which provides them with greater operating flexibility and a competitive advantage relative to us.

We may not achieve our targeted rate of return on our investments.

We originate or acquire investments based on our estimates or projections of overall rates of return on such investments, which in turn are based upon, among other considerations, assumptions regarding the performance of assets, the amount and terms of available financing to obtain desired leverage and the manner and timing of dispositions, including possible asset recovery and remediation strategies, all of which are subject to significant uncertainty. In addition, events or conditions that we have not anticipated may occur and may have a significant effect on the actual rate of return received on an investment.

As we acquire or originate investments for our balance sheet portfolio, whether as new additions or as replacements for maturing investments, there can be no assurance that we will be able to originate or acquire investments that produce rates of return comparable to returns on our existing investments.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before investing in a company or making a loan to a borrower, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We invest in junior participation notes which may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We invest in junior participation loans which is a mortgage loan typically (i) secured by a first mortgage on a single commercial property or group of related properties and (ii) subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for the junior participation loan after payment is made to the senior note holder. Since each transaction is privately negotiated, junior participation loans can vary in their structural characteristics and risks. For example, the rights of holders of junior participation loans to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each junior participation investment. A junior participation may not be liquid and, consequently, we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with a subordinate position in any investments we make could subject us to increased risk of losses.

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

Preferred equity investments involve a greater risk of loss than traditional debt financing.

We invest in preferred equity investments, which involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to other loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the partnership in which we have an interest, and not the property underlying our investment. As a result, we may not recover some or all of our investment.

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

Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Prepayment rates can increase, adversely affecting yields.

The value of our assets may be affected by prepayment rates on mortgage loans. If we acquire additional agency whole loan pool certificates, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected, this results in corresponding prepayments on the mortgage-related securities which may reduce the expected yield.

Prepayment rates on loans are influenced by changes in current interest rates on adjustable-rate and fixed-rate mortgage loans and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of the assets may, because of the risk of prepayment, benefit less than other fixed income securities from declining interest rates. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. A portion of our investments require payments of prepayment fees upon prepayment or maturity of the investment. We may not be able to structure future investments that contain similar prepayment penalties. Some of our assets may not have prepayment protection.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements; acquire only a participation in an underlying investment; co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or rely on independent third party management or strategic partners with respect to the management of an asset.

Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals which are inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third party partners or co-venturers.

The impact of any future terrorist attacks and the availability of terrorism insurance expose us to certain risks.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have a further adverse impact on the U.S. financial markets and the economy generally. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2014, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting and requires our independent registered public accounting firm to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting. We may not receive an unqualified opinion from our independent registered public accounting firm with regard to our internal control over financial reporting.

Failure to maintain an exemption from regulation as an investment company under the Investment Company Act would adversely affect our results of operations.

We believe that we conduct, and we intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Pursuant to Section 3(c) (5) (C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are exempted from regulation thereunder. The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff’s position generally requires us to maintain at least 55% of our assets directly in “qualifying real estate interests.” To constitute a qualifying real estate interest under this 55% test, an interest in real estate must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, and ownership of equity interests in real property owners may not qualify for purposes of the 55% test depending on the type of entity. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. To the extent that we do not comply with the SEC staff’s 55% test, another exemption or exclusion from registration as an investment company under the Investment Company Act or other interpretations under the Investment Company Act, we may be deemed to be an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Risks Related to Our Financing and Hedging Activities

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, CDOs and other structured financings. We have also financed our investments through the issuance of $276.1 million of trust preferred securities. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and wider credit spreads. We cannot assure you that these markets will remain an efficient source of long-term financing for our assets as there can be no assurance that these agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Investor demand for commercial real estate CDOs has been substantially curtailed.

The recent turmoil in the structured finance markets, in particular the sub-prime residential loan market, has negatively impacted the credit markets generally. As a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain match-funded financing for our investments. Until and unless the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when or if the demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We generally obtain leverage through the issuance of collateralized debt obligations, or CDOs, term and revolving credit agreements, repurchase agreements and other borrowings. Our ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance. Moreover, we are dependent upon a few lenders to provide financing under credit agreements and repurchase agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

The repurchase agreements and credit facilities that we use to finance our investments may require us to provide additional collateral.

We use credit facilities and repurchase agreements to finance some of our investments. If the market value of the loans pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our repurchase and credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code. Further, facility providers may require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We attempt to structure our leverage such that we minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event that our leverage is shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

We attempt to structure our leverage such that we minimize the difference between the index of our investments and the index of our leverage — financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two such factors.

We utilize a significant amount of debt to finance our portfolio, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

We utilize a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of bank credit facilities, repurchase agreements, securitizations, including the issuance of CDOs and other borrowings. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Our debt service payments, including payments in connection with any CDOs, reduce the net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

We may guarantee some of our leverage and contingent obligations.

We guarantee the performance of some of our obligations, including but not limited to some of our repurchase agreements, derivative agreements, and unsecured indebtedness. Non-performance on such obligations may cause losses to us in excess of the capital we initially may have invested/committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

Our secured and unsecured credit agreements may impose restrictions on our operation of the business.

Under our secured and unsecured credit agreements, such as our repurchase agreements and derivative agreements, we may make certain representations, warranties and affirmative and negative covenants that may restrict our ability to operate while still utilizing those sources of credit. Such representations, warranties and covenants may include but are not limited to restrictions on corporate guarantees, the maintenance of certain financial ratios, including our ratio of debt to equity capital and our debt service coverage ratio, as well as the maintenance of a minimum net worth, restrictions against a change of control of our company and limitations on alternative sources of capital.

We may not be able to acquire suitable investments for a CDO issuance, or we may not be able to issue CDOs on attractive terms, or at all, which may require us to utilize more costly financing for our investments.

We have financed, and, if the opportunities exist in the future, we may continue to finance certain of our investments through the issuance of CDOs. During the period that we are acquiring investments for eventual long-term financing through CDOs , we intend to finance these investments through repurchase and credit agreements. We use these agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a securitization, such as a CDO issuance. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the debt capital markets may make the issuance of CDOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CDO transaction due to substantial curtailment in demand for commercial real estate CDOs, such as currently exists. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

We may not be able to find suitable replacement investments for CDOs with reinvestment periods.

Some of our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO liabilities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

The use of CDO financings with over-collateralization and interest coverage requirements may have a negative impact on our cash flow.

The terms of CDOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CDO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on subordinated classes may be redirected to repay senior classes of CDOs until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. With respect to future CDOs we may issue, we cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us. If our investments fail to perform as anticipated, our overcollateralization, interest coverage or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize through CDOs do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

Our loans and investments may be subject to fluctuations in interest rates which may not be adequately protected, or protected at all, by our hedging strategies.

Our current balance sheet investment program emphasizes loans with both “floating” interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in rates. Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. Depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains, and losses on the ineffective portion of such hedges will be recorded.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increases.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by ACM and Mr. Kaufman.

Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 90% of the outstanding membership interests of ACM. ACM owns approximately 3.8 million operating partnership units, representing a 16% limited partnership interest in our operating partnership. The operating partnership units are redeemable for cash or, at our election, for shares of our common stock generally on a one-for-one basis. Each of the operating partnership units ACM owns is paired with one share of our special voting preferred stock, each of which entitle ACM to one vote on all matters submitted to a vote of our stockholders. As a result of its ownership of the special voting preferred stock and 1,134,672 shares of our common stock, ACM currently has 20.1% of the voting power of our outstanding stock. As a result of Mr. Kaufman’s beneficial ownership of stock held by ACM as well as his beneficial ownership of an additional 123,351 shares of our common stock, Mr. Kaufman currently has 20.6% of the voting power of our outstanding stock. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter as amended generally does not permit ownership in excess of 7.0% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our board of directors.

For the purpose of preserving our REIT qualification, our charter generally prohibits direct or constructive ownership by any person of more than 7.0% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 7.0% (by value) of our outstanding shares of capital stock. For purposes of this calculation, warrants held by such person will be deemed to have been exercised if such exercise would result in a violation. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors will result in the shares being automatically transferred to a charitable trust or otherwise be void.

We granted ACM and Mr. Kaufman, as its controlling equity owner, an exemption from the ownership limitation contained in our charter in order to acquire the approximately 3.8 million shares of special voting preferred stock that ACM currently holds. In 2007, we granted Mr. C. Michael Kojaian, one of our directors, an exemption from this ownership limitation so that he may own up to 8.3% of the number of shares of our common stock that may be outstanding at any time.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

Our board of directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2010, 2008 and 2009, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Conflicts of Interest with Our Manager

We are dependent on our manager with whom we have conflicts of interest.

We have only 29 employees, including Messrs. Weber, Fogel, Kovarik, Horn, Kilgore, House, and are dependent upon our manager to provide services to us that are vital to our operations. ACM, our manager currently has approximately 19.9% of the voting power of the outstanding shares of our capital stock and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of ACM, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Each of Messrs. Kaufman, Martello, Elenio, Horn, Weber, Kilgore are members of ACM’s executive committee and own minority membership interests in ACM. Mr. Fogel also owns a minority membership interest in ACM.

We may enter into transactions with ACM outside the terms of the management agreement with the approval of a majority vote of the independent members of our board of directors. Transactions required to be approved by a majority of our independent directors include, but are not limited to, our ability to purchase securities, mortgages and other assets from Arbor Commercial Mortgage or to sell securities and assets to Arbor Commercial Mortgage. Arbor Commercial Mortgage may from time to time provide permanent mortgage loan financing to clients of ours, which will be used to refinance bridge financing provided by us. We and Arbor Commercial Mortgage may also make loans to the same borrower or to borrowers that are under common control. Additionally, our policies and those of Arbor Commercial Mortgage may require us to enter into intercreditor agreements in situations where loans are made by us and Arbor Commercial Mortgage to the same borrower.

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

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. So long as 100% of the equity interests in a taxable mortgage pool are owned by an entity that qualifies as a REIT, including our subsidiary Arbor Realty SR, Inc., we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, under recently issued IRS guidance, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

As a REIT, we are generally required to distribute at least 90% of our taxable income each year to our stockholders. In order to qualify for the tax benefits accorded to REITs, we intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this report. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends or make distributions to our stockholders. The timing and amount of dividends are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

Our working capital facility, bridge loan warehouse facility and master repurchase agreements allow us to borrow up to a maximum amount against each investment we finance under these credit facilities. If we have not borrowed the maximum amount against any of these investments, we may borrow funds under our credit facilities up to these maximum amounts in order to satisfy REIT distribution requirements. Any required debt service will reduce cash and net income available for operations or distribution to our stockholders.

In order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. When making distributions, we have borrowed the required funds by drawing on credit capacity available under our credit facilities. To date, all distributions have been funded in this manner. All funds borrowed to make distributions have been repaid by funds generated from operations. However, in order to maintain adequate liquidity within our credit facilities for their primary purpose of funding our new loans and investments, we may begin to accumulate cash generated from operations to make the distributions. If distributions exceed cash available in the future, we may be required to borrow additional funds, which would reduce the amount of cash available for other purposes, or sell assets in order to meet our REIT distribution requirements.

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

In order to prevent five or fewer individuals from acquiring more than 50% of our outstanding shares and a resulting failure to qualify as a REIT, our charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 7.0% of the aggregate value or number of shares (whichever is more restrictive) of our outstanding common stock, or more than 7.0%, by value, of our outstanding shares of capital stock of all classes, in the aggregate. For purposes of the ownership limitations, warrants held by a person will be deemed to have been exercised.

Shares of our stock that would otherwise be directly or indirectly acquired or held by a person in violation of the ownership limitations are, in general, automatically transferred to a trust for the benefit of a charitable beneficiary, and the purported owner’s interest in such shares is void. In addition, any person who acquires shares in excess of these limits is obliged to immediately give written notice to us and provide us with any information we may request in order to determine the effect of the acquisition on our status as a REIT. We granted Arbor Commercial Mortgage and Mr. Kaufman, as its controlling equity owner, an exemption from the ownership limitation contained in our charter, in connection with Arbor Commercial Mortgage’s acquisition of 3,146,724 shares of our special voting preferred stock on July 1, 2003, which exemption also allowed Arbor Commercial Mortgage to acquire an additional 629,345 shares of special voting preferred stock. Arbor Commercial Mortgage currently owns 3,776,069 shares of our special voting preferred stock. During 2007 we granted Mr. C. Michael Kojaian, one of our directors, an exemption from the ownership limitation contained in our charter. The exemption granted to Mr. Kojaian sets his ownership limitation at 8.3%.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “ABR” since our initial public offering in April 2004. The following table sets forth for the indicated periods the high and low sales prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid with respect to such periods.

			Dividends
	High	Low	Declared

2006
First Quarter	$27.76	$24.80	$0.72
Second Quarter	$27.08	$23.26	$0.57
Third Quarter	$26.05	$23.89	$0.58
Fourth Quarter(1)	$30.57	$24.40	$0.60
2007
First Quarter	$34.45	$28.01	$0.62
Second Quarter	$32.13	$25.41	$0.62
Third Quarter	$26.48	$13.91	$0.62
Fourth Quarter(2)	$21.26	$16.00	$0.62

(1)	On January 25, 2007, we declared distributions of $0.60 per share of common stock, payable with respect to the three months ended December 31, 2006 to stockholders of record at the close of business on February 5, 2007.

(2)	On January 25, 2008, we declared distributions of $0.62 per share of common stock, payable with respect to the three months ended December 31, 2007 to stockholders of record at the close of business on February 15, 2008.

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

On February 15, 2008, the closing sale price for our common stock, as reported on the NYSE, was $15.90. As of February 15, 2008, there were 12,113 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under our equity compensation plans which are set forth under the caption “Equity Compensation Plan Information” of the 2008 Proxy Statement is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The periods shown commence on April 7, 2004, the date that our common stock began trading on the New York Stock Exchange after our common stock was first registered under Section 12 of the Exchange Act, and end on December 31, 2007, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on April 7, 2004 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2008.

Arbor Realty Trust, Inc.

Total Return Performance

	Period Ending
Index	04/07/04	06/30/04	12/31/04	12/31/05	12/31/06	12/31/07
Arbor Realty Trust, Inc.	100.00	97.32	124.28	142.84	182.82	108.85

Russell 2000	100.00	98.56	109.23	114.21	135.18	133.07

NAREIT All REIT Index	100.00	100.07	124.09	134.37	180.53	148.34

In accordance with SEC rules, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Issuances of Unregistered Securities

In 2007, we issued 590,864 shares of common stock to ACM as payment of the incentive compensation earned by ACM for the quarters ending December 31, 2006, March 31, 2007, June 30, 2007, and September 30, 2007. The issuance of these 590,864 shares as payment for ACM’s incentive compensation was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

Issuer Purchases of Equity Securities

In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares were acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2006, the Company repurchased 279,400 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and the Company did not purchase any shares during the year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions “Consolidated Income Statement Data” and “Consolidated Balance Sheet Data” have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

					Period from
					June 24, 2003
					(Inception) to
	Year Ended December 31,				December 31,
	2007	2006	2005	2004	2003

Consolidated Income Statement Data
Interest income	$273,984,357	$172,833,401	$121,109,157	$57,927,230	$10,012,449
Income from swap derivative	—	696,960	—	—	—
Other income	39,503	170,197	498,250	42,265	156,502
Total revenue	274,023,860	173,700,558	121,607,407	57,969,495	10,168,951
Management fees — related party	25,004,975	12,831,791	12,430,546	3,614,830	587,734
Total expenses	190,189,399	116,816,562	68,392,843	27,545,997	5,452,865
Income from equity affiliates	34,573,594	4,784,292	8,453,440	525,000	—
Income allocated to minority interest	16,989,177	11,104,481	11,280,981	5,875,816	1,308,167
Provision for income taxes	16,885,000	150,000	—	—	—
Net income	84,533,878	50,413,807	50,387,023	25,072,682	3,407,919
Earnings per share, basic	4.44	2.94	2.99	1.81	0.42
Earnings per share, diluted(1)	4.44	2.93	2.98	1.78	0.42
Dividends declared per common share(2)(3)(4)	2.46	2.57	2.24	1.16	0.50

	At December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data
Loans and investments, net	$2,592,093,930	$1,993,525,064	$1,246,825,906	$831,783,364	$286,036,610
Related party loans, net	—	7,752,038	7,749,538	7,749,538	35,940,881
Total assets	2,901,493,534	2,204,345,211	1,396,075,357	912,295,177	338,164,432
Repurchase agreements	244,937,929	395,847,359	413,624,385	409,109,372	113,897,845
Collateralized debt obligations	1,151,009,000	1,091,529,000	299,319,000	—	—
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	222,962,000	155,948,000	—	—
Notes payable	596,160,338	94,574,240	115,400,377	165,771,447	58,630,626
Notes payable — related party	—	—	30,000,000	—	—
Total liabilities	2,433,376,191	1,842,765,882	1,044,775,284	589,292,273	183,416,716
Minority interest	72,854,258	65,468,252	63,691,556	60,249,731	43,631,602
Total stockholders’ equity	395,263,085	296,111,077	287,608,517	262,753,173	111,116,114

					Period from
					June 24, 2003
					(Inception) to
	Year Ended December 31,				December 31,
	2007	2006	2005	2004	2003

Other Data
Total originations(5)	$2,007,838,793	$1,458,153,387	$953,937,330	$782,301,133	$186,289,922

(1)	The warrants underlying the units issued in the private placement at $75.00 per unit had an initial exercise price of $15.00 per share and expired on July 1, 2005. This exercise price is equal to the price per share of common stock underlying the units and approximates the market value of our common stock at December 31, 2003. Therefore, the assumed exercise of the warrants was not considered to be dilutive for purposes of calculating diluted earnings per share.

(2)	On January 25, 2008, our board of directors authorized and we declared a distribution to our stockholders of $0.62 per share of common stock, payable with respect to the quarter ended December 31, 2007, to stockholders of record at the close of business on February 15, 2008. We made this distribution on February 26, 2008.
(3)	On January 25, 2007, our board of directors authorized and we declared a distribution to our stockholders of $0.60 per share of common stock, payable with respect to the quarter ended December 31, 2006, to stockholders of record at the close of business on February 5, 2007. We made this distribution on February 20, 2007.
(4)	On January 11, 2006, our board of directors authorized and we declared a distribution to our stockholders of $0.70 per share of common stock, payable with respect to the quarter ended December 31, 2005, to stockholders of record at the close of business on January 23, 2006. We made this distribution on February 6, 2006.

(5)	Year ended December 31, 2005 originations are net of a $59.4 million participation in one of our loans.

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

The tables below present selected historical consolidated financial information of the structured finance business of Arbor Commercial Mortgage at the dates and for the periods indicated. The structured finance business did not operate as a separate legal entity or business division or segment of Arbor Commercial Mortgage, but as an integrated part of Arbor Commercial Mortgage’s consolidated business. Accordingly, the statements of revenue and direct operating expenses do not include charges from Arbor Commercial Mortgage for corporate general and administrative expense because Arbor Commercial Mortgage considered such items to be corporate expenses and did not allocate them to individual business units. These expenses included costs for Arbor Commercial Mortgage’s executive management, corporate facilities and overhead costs, corporate accounting and treasury functions, corporate legal matters and other similar costs. The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the six months ended June 30, 2003 was derived from the audited consolidated financial statements of the structured finance business of Arbor Commercial Mortgage. The selected consolidated financial information presented under the caption “Consolidated Statement of Revenue and Direct Operating Expenses Data” for the six months ended June 30, 2003 is not necessarily indicative of the results of any other interim period or the year ended December 31, 2003.

Consolidated Statement of Revenue and Direct Operating Expenses Data:

Six Months Ended
June 30, 2003

Interest income	$7,688,465
Other income	1,552,414
Total revenue	9,240,879
Total direct operating expenses	5,737,688
Revenue in excess of direct operating expenses before gain on sale of loans and real estate and income from equity affiliates	3,503,191
Gain on sale of loans and real estate	1,024,268
Income from equity affiliates	—
Revenue, gain on sale of loans and real estate and income from equity affiliates in excess of direct operating expenses	4,527,459

Other Data (Unaudited):

Six Months Ended
June 30, 2003

Total originations	$117,965,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the sections of this report entitled “Risk Factors”, “Forward-Looking Statements”, and “Selected Consolidated Financial Information of Arbor Realty Trust, Inc. and Subsidiaries” and the historical consolidated financial statements of Arbor Realty Trust, Inc. and Subsidiaries, including related notes, included elsewhere in this report.

Overview

We are a Maryland corporation that was formed in June 2003 to invest in multi-family and commercial real estate-related bridge, junior participating interests in first mortgages, mezzanine loans, preferred and direct equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We also invest in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.

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

We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income which is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. We recorded a $16.9 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the year ended December 31, 2007.

On July 1, 2003, ACM, our manager, contributed $213.1 million of structured finance assets, encumbered by $169.2 million of borrowings in exchange for an equity interest in our operating partnership represented by 3,146,724 units of limited partnership interest and 629,345 warrants to acquire additional units of limited partnership interest. In addition, certain employees of ACM became our employees. We are externally managed and advised by ACM and pay ACM a management fee in accordance with a management agreement. ACM originates, underwrites and services all structured finance assets on behalf of our operating partnership.

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

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 90%, 93%, and 84% of our total revenues in 2007, 2006, and 2005, respectively.

Interest income is also derived from profits of equity participation interests. In 2007, 2006 and 2005 interest income from participation interests represented approximately 10%, 6%, and 14% of total revenues, respectively.

We also derive interest income from our investments in mortgage related securities. Interest on these investments represented less than 1% of our total revenues in 2007, 2006 and 2005.

In addition, we derived operating revenue from income from swap derivative which represented income from interest rate swaps on junior subordinated notes relating to trust preferred securities. In 2006, income from swap derivative represented less than 1% of our total revenues. There was no such revenue in 2007 and 2005.

Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented less than 1% of our total revenues in 2007, 2006 and 2005.

Income from Equity Affiliates and Gain on Sale of Loans and Real Estate

We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. In 2007, 2006 and 2005, income from equity affiliates totaled $34.6 million, $4.8 million and $8.5 million, respectively.

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

Significant Accounting Estimates and Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Loans and Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) requires that at the time of purchase, we designate a security as held to maturity, available for sale, or trading depending on ability and intent. Securities available for sale are reported at fair value, while securities and investments held to maturity are reported at amortized cost. We do not have any trading securities at this time.

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

Loans are considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. We established a $2.5 million allowance for loan losses at December 31, 2007 related to two multifamily loans in our portfolio with an aggregate outstanding principal balance of $58.5 million. At December 31, 2006, no impairment had been identified and no valuation allowance had been established.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. These transactions may not qualify as a purchase by us under FSP FAS 140-3 which is effective for fiscal years beginning after November 15, 2008. We would be required to present the net investment on our balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. See Note 2 “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

Capitalized Interest

We capitalize interest in accordance with SFAS No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34

“Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of our joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During 2007, the joint venture sold both of the acquired properties and we discontinued the capitalization of interest on its remaining investment in the joint venture as activities required under SFAS No. 34 ceased to continue. We capitalized $0.3 million, $0.9 million, and $0.5 million of interest during the year ended December 31, 2007, 2006 and 2005, respectively, relating to this investment.

Revenue Recognition

Interest Income.  Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the loan purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced.

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) as a revision to FIN No. 46, which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

On a quarterly basis, we evaluate our loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in us determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of some of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2007, we have identified 42 loans and investments which were made to entities determined to be VIEs. However, for the 42 VIEs identified, we have determined that we are not the primary beneficiaries and as such the VIEs should not be consolidated in our financial statements. For all other investments, we have determined they are not VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate. A summary of our identified VIEs is presented in Note 8 of our consolidated financial statements, which appear in “Financial Statements and Supplementary Data.”

Derivatives and Hedging Activities

In accordance with SFAS No. 133, the carrying values of interest rate swaps and the underlying hedged liabilities are reflected at their fair value. As of December 31, 2007 we have retained the services of Chatham Financial Corporation, a Statement on Auditing Standards No. 70 (“SAS 70”), “Service Organizations” compliant, third party financial services company to determine these fair values. Changes in the fair value of these derivatives are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that do not qualify for cash flow hedge accounting treatment are adjusted to fair value through earnings.

Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 7A hereof.

Recently Issued Accounting Pronouncements

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 2 “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” of the “Notes to Consolidated Financial Statements,” set forth in Item 8 hereof.

Changes in Financial Condition

Our loan portfolio balance increased $598.6 million, or 30%, to $2.6 billion at December 31, 2007, with a weighted average current interest pay rate of 8.18%, as compared to $2.0 billion, with a weighted average current interest pay rate of 9.06%, at December 31, 2006. At December 31, 2007, advances on financing facilities totaled $2.3 billion, with a weighted average funding cost of 6.16%, as compared to $1.8 billion, with a weighted average funding cost of 6.70% (6.55% excluding a $59.4 million participation in one of our loans), at December 31, 2006.

In 2007, we originated 86 loans and investments totaling $2.0 billion, of which $1.8 billion was funded as of December 31, 2007. Of the new loans and investments, 46 were bridge loans totaling $1.3 billion, 26 were mezzanine loans totaling $255.0 million, seven were junior participating interests totaling $148.7 million, six were preferred equity loans totaling $291.8 million, and one other loan totaling $10.0 million. We have received full satisfaction of 41 loans totaling $1.2 billion and partial repayment on loans totaling $117.2 million.

Since December 31, 2007, we have originated five loans totaling approximately $91.0 million. In addition, we have received $102.1 million for the repayment in full of five loans of which $67.2 million were loans on properties that were either sold or refinanced outside of Arbor and $34.9 million was concurrent with an Arbor refinance. Lastly we have received $71.0 million for the partial repayment of one loan.

Restricted cash increased $54.4 million, or 64%, to $139.1 million at December 31, 2007 compared to $84.8 million at December 31, 2006. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The increase was primarily due to proceeds received near the end of the year from the full satisfaction of loans held in the CDO for which funds had not yet been reinvested into other appropriate investments.

We sold all of our mortgage related securities during the quarter ended March 31, 2007. These securities had a balance of $22.1 million at December 31, 2006 and had been in an unrealized loss position for more than twelve months. The securities recovered their fair value in conjunction with a change in interest rates at which time we sold the securities and recorded a gain of $30,182. These securities were pledged as collateral for borrowings under a repurchase agreement and the proceeds of the sale were utilized to repay the repurchase agreement.

During 2007, we purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $15.7 million, at December 31, 2007. We also have a margin loan agreement with a financial institution related to the purchases of this security. The margin loan may not exceed $7.0 million, bears interest at pricing over LIBOR, and is due upon demand from the lender. The balance of the margin loan agreement was approximately $7.0 million at December 31, 2007.

Our investment in equity affiliates increased $4.2 million, or 17%, to $29.6 million at December 31, 2007 compared to $25.4 million at December 31, 2006. The increase was the result of approximately $20.7 million of new investments and additional contributions, $34.7 million of gains recognized on the sale of certain properties held by one our equity affiliates, partially offset by $51.2 million of return of capital also related to the sales of certain properties.

Prepaid management fee was $19.0 million at December 31, 2007 and relates to the incentive management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. The transaction was structured to provide a tax deferral for an estimated period of seven years. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further description of this transaction.

Other assets increased $20.6 million, or 33%, to $83.7 million at December 31, 2007 compared to $63.1 million at December 31, 2006. The increase was primarily due to funding additional cash collateral for a portion of our interest rate swaps whose value has declined as a result of reductions in the LIBOR rate, as well as an increase in the fair value of other interest rate swaps that hedge our exposure to the risk of changes in the difference between the three-month LIBOR and one-month LIBOR rates. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

Deferred revenue totaled $77.1 million at December 31, 2007 representing a deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. The transaction was structured to provide a tax deferral for an estimated period of seven years. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further description of this transaction.

Other liabilities increased $49.6 million from $17.8 million at December 31, 2006 compared to $67.4 million at December 31, 2007. The increase was primarily due to a $29.9 million unrealized loss on the fair value of our interest rate swaps, due to a reduction in LIBOR rates, with a corresponding offset to other comprehensive loss. The increase also included a $7.0 million margin loan related to the purchase of investment securities, a $5.7 million deferred gain on the sale of 50% of the economic interest in the property of one of our investment in equity affiliates, and an increase in accrued interest expense for CDOs due to the issuance of our third CDO at the end of 2006.

On June 12, 2007, we sold 2,700,000 shares of our common stock in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio.

Comparison of Results of Operations for Year Ended 2007 and 2006

The following table sets forth our results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	Percent

Revenue:
Interest income	$273,984,357	$172,833,401	$101,150,956	59%
Income from swap derivative	—	696,960	(696,960)	nm
Other income	39,503	170,197	(130,694)	(77)%

Total revenue	274,023,860	173,700,558	100,323,302	58%

Expenses:
Interest expense	147,710,194	92,693,419	55,016,775	59%
Employee compensation and benefits	9,381,055	6,098,826	3,282,229	54%
Selling and administrative	5,593,175	5,192,526	400,649	8%
Provision for loan losses	2,500,000	—	2,500,000	nm
Management fee — related party	25,004,975	12,831,791	12,173,184	95%

Total expenses	190,189,399	116,816,562	73,372,837	63%

Income before income from equity affiliates, minority interest and provision for income taxes	83,834,461	56,883,996	26,950,465	47%
Income from equity affiliates	34,573,594	4,784,292	29,789,302	nm

Income before minority interest and provision for income taxes	118,408,055	61,668,288	56,739,767	92%
Income allocated to minority interest	16,989,177	11,104,481	5,884,696	53%

Income before provision for income taxes	101,418,878	50,563,807	50,855,071	101%
Provision for income taxes	16,885,000	150,000	16,735,000	nm

Net income	$84,533,878	$50,413,807	$34,120,071	68%

nm — not meaningful

Revenue

Interest income increased $101.2 million, or 59%, to $274.0 million in 2007 from $172.8 million in 2006. This increase was due in part to the recognition of $37.6 million of interest income from profits and equity interests from our investment in equity affiliates during 2007 as compared to $10.4 million in 2006.

Excluding these transactions, interest income increased $74.0 million, or 46%, over the same period. This increase was primarily due to a $938.7 million, or 63%, increase in the average balance of the loan and investment portfolio from $1.5 billion in 2006 to $2.4 billion in 2007 due to increased loan and investment originations. This was partially offset by an 11% decrease in the average yield on assets from 10.48% in 2006 to 9.34% in 2007. This decrease in yield was the result of a reduction in yield on new originations compared to higher yielding loan payoffs during 2006 and 2007, partially offset by an increase in LIBOR over the same period. Interest income from cash equivalents increased $4.2 million to $8.9 million for 2007 compared to $4.7 million for 2006 as a result of increased restricted cash balances due to the issuance of CDO III in December 2006.

Income from swap derivative totaled $0.7 million during 2006 and was the result of a change in accounting treatment according to a new technical clarification of accounting for interest rate swaps in 2006 on one of our junior subordinated notes relating to trust preferred securities. This reflected the cumulative fair value of the interest rate swap on one of our trust preferred securities on the date it was deemed an ineffective cash flow hedge. This swap was terminated in January 2007.

Other income decreased $0.1 million, or 77%, to $0.1 million from $0.2 million in 2006. This was primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.

Expenses

Interest expense increased $55.0 million, or 59%, to $147.7 million in 2007 from $92.7 million in 2006. This increase was primarily due to an $897.0 million, or 70%, increase in the average balance of our debt facilities from $1.3 billion in 2006 to $2.2 billion in 2007 as a result of increased portfolio growth and financing facilities. This was partially offset by a 5% decrease in the average cost of these borrowings from 7.11% for 2006 to 6.76% for 2007, due to reduced borrowing costs primarily as a result of an increase in average CDO debt combined with an increase in income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans, partially offset by an increase in average LIBOR.

Employee compensation and benefits expense increased $3.3 million, or 54%, to $9.4 million in 2007 from $6.1 million in 2006. This increase was primarily due to the expansion of staffing needs associated with the areas of asset management, structured securitization and underwriting due to the growth of the business and increased size of our portfolio. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.

Selling and administrative expense increased $0.4 million, or 8%, to $5.6 million in 2007 from $5.2 million in 2006. Theses costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. The increase is primarily due to professional fees, including legal, accounting services, and consulting fees relating to investor relations, Sarbanes-Oxley compliance and regulatory filings.

Provision for loan losses totaled $2.5 million for the year ended December 31, 2007 and there was no provision for loan losses for the year ended December 31, 2006. The provision recorded was based on our normal quarterly loan review at December 31, 2007, where it was determined that two multi-family loans were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loan resulting in us recording a $2.5 million provision for loan losses.

Management fee expense increased $12.2 million, or 95%, to $25.0 million in 2007 from $12.8 million in 2006. These amounts represent compensation in the form of base management fees and incentive compensation management fees as provided for in the management agreement with our manager. The base management fee expense increased by $0.6 million, or 22%, to $3.2 million in 2007 from $2.6 million in 2006. This increase is primarily due to increased stockholders’ equity directly attributable to greater undistributed profits and capital raised from the June 2007 public offering of our common stock over the same period in 2006. The incentive compensation management fee expense increased $11.6 million, or 114%, to $21.8 million in 2007 from $10.2 million in 2006. This increase was due in part to the recognition of $37.6 million of interest income from profits and equity interests and $34.6 million of income from equity affiliates during 2007 as compared to $10.4 million of interest income from profits and equity interest and $4.8 million of income from equity investments in 2006.

Income From Equity Affiliates

Income from equity affiliates increased $29.8 million to $34.6 million in 2007 from $4.8 million for 2006. This increase was due to a $24.8 million and $4.8 million gain recognized on the sale of properties within one of our equity affiliates, and $5.0 million of income from excess proceeds received from the sale and refinancing of certain properties in the portfolio of another of our investments in equity affiliates. During 2006, we recognized $4.8 million of revenue from excess proceeds received from the refinancing of properties of one of our investments in equity affiliates.

Income Allocated to Minority Interest

Income allocated to minority interest increased $5.9 million, or 53%, to $17.0 million in 2007 from $11.1 million in 2006. These amounts represent the portion of our income allocated to our manager. This increase was primarily due to a 65% increase in income before minority interest reduced by the provision for income taxes over the prior year, partially offset by a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 16.6% and 18.0% in our operating partnership in 2007 and 2006, respectively. At December 31, 2007, our manager had a limited partnership interest of 15.5% in our operating partnership.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code. As a REIT, we generally are not subject to federal income tax on the portion of our REIT taxable income which is distributed to our stockholders, provided that at least 90% of the taxable income is distributed and provided that certain other requirements are met. As of December 31, 2007 and 2006, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT taxable income for the year ended December 31, 2007 and 2006.

We also have certain investments in taxable REIT subsidiaries which are subject to federal and state income taxes. During the year ended December 31, 2007 and 2006, we recorded a $16.9 million and $0.2 million provision, respectively, on income from these taxable REIT subsidiaries. The increased provision for the year ended December 31, 2007 compared to the year ended December 31, 2006 resulted from an increase in taxable income related to the sales of certain properties of our investments in equity affiliates that are held in taxable REIT subsidiaries.

Comparison of Results of Operations for Year Ended 2006 and 2005

The following table sets forth our results of operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	Percent

Revenue:
Interest income	$172,833,401	$121,109,157	$51,724,244	43%
Income from swap derivative	696,960	—	696,960	nm
Other income	170,197	498,250	(328,053)	(66)%

Total revenue	173,700,558	121,607,407	52,093,151	43%

Expenses:
Interest expense	92,693,419	45,745,424	46,947,995	103%
Employee compensation and benefits	6,098,826	5,172,094	926,732	18%
Selling and administrative	5,192,526	5,044,779	147,747	3%
Management fee — related party	12,831,791	12,430,546	401,245	3%

Total expenses	116,816,562	68,392,843	48,423,719	71%

Income before income from equity affiliates, minority interest and provision for income taxes	56,883,996	53,214,564	3,669,432	7%
Income from equity affiliates	4,784,292	8,453,440	(3,669,148)	(43)%

Income before minority interest and provision for income taxes	61,668,288	61,668,004	284	nm
Income allocated to minority interest	11,104,481	11,280,981	(176,500)	(2)%

Income before provision for income taxes	50,563,807	50,387,023	176,784	nm
Provision for income taxes	150,000	—	150,000	nm

Net income	$50,413,807	$50,387,023	$26,784	nm

nm — not meaningful

Revenue

Interest income increased $51.7 million, or 43%, to $172.8 million in 2006 from $121.1 million in 2005. Included in interest income is the recognition of $10.4 million and $17.2 million of income in 2006 and 2005, respectively from a 16.7% carried profits interest in a $30.1 million mezzanine loan that was repaid in January 2006. This income was a result of excess proceeds from the refinances of a portfolio of properties securing the loan. Excluding these transactions, interest income increased $58.5 million, or 56%, over the same period. This increase was primarily due to a 53% increase in the average balance of the loan and investment portfolio from $978.8 million in 2005 to $1.50 billion in 2006 due to increased loan and investment originations, as well as a 1% increase in the average yield on assets from 10.4% in 2005 to 10.5% in 2006. This increase in yield is a result of increased interest rates on our floating rate portfolio due to the rise in LIBOR, largely offset by margin compression on new originations compared to loan payoffs from the same period in 2005 and 2006. In addition, interest earned on cash balances increased $3.5 million from 2005 to 2006 as a result of a 123% increase in the average cash balance directly attributable to the addition of two CDOs in 2006.

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

Expenses

Interest expense increased $47.0 million, or 103%, to $92.7 million in 2006 from $45.7 million in 2005. This increase was due to a 79% increase in the average debt financing on our loan and investment portfolio from $717.5 million in 2005 to $1.29 billion in 2006 which was directly attributable to increased loan and investment originations and increased leverage. In addition, the average cost of borrowings increased 15% from 6.2% to 7.1% as a result of increased market interest rates, partially offset by income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans, as well as reduced borrowing costs primarily due to an increase in total CDO debt in 2006 from 2005.

Employee compensation and benefits expense increased $0.9 million, or 18%, to $6.1 million in 2006 from $5.2 million in 2005. This increase was primarily due to the expansion of staffing needs associated with the growth of the business and increased size of our portfolio as well as increased stock based compensation relating to the cost of restricted stock granted to certain of our employees. These expenses represent salaries, benefits, stock based compensation, and incentive compensation for those employed by us during these periods.

Selling and administrative expense increased $0.2 million, or 3%, to $5.2 million in 2006 from $5.0 million in 2005. These expenses remained largely unchanged from 2005 to 2006. They include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel, placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager.

Management fees increased $0.4 million, or 3%, to $12.8 million in 2006 from $12.4 million in 2005. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The base management fees increased by $0.1 million, or 4%, to $2.6 million in 2006 from $2.5 million in 2005. The increase is primarily due to increased stockholders’ equity directly attributable to increased capital over the same period in 2005. The incentive management fees increased $0.3 million, or 3%, to $10.2 million in 2006 from $9.9 million in 2005. This increase was primarily due to increased profitability in 2006 as compared to 2005.

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

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from operations. Our equity sources consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, net proceeds from our public offering of our common stock in June 2007 and depending on market conditions, proceeds from capital market transactions including the future issuance of common, convertible and/or preferred equity securities. Our debt facilities include the issuance of floating rate notes resulting from our CDOs, the issuance of junior subordinated notes to subsidiary trusts issuing preferred securities and borrowings under credit agreements. Net cash provided by operating activities include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from equity participation interests, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

We believe our existing sources of funds will be adequate for purposes of meeting our short-term and long-term liquidity needs. Our loans and investments are financed under existing credit facilities and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return. Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing. If we are unable to renew our sources of financing on substantially similar terms or at all, it would have an adverse effect on our business and results of operations. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

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

In March 2007, we filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.

In June 2007, we sold 2,700,000 shares of our common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At December 31, 2007, we had $425.3 million available under this shelf registration and 20,519,335 shares outstanding.

Debt Facilities

We also maintain liquidity through two term credit agreements, one of which has a revolving credit component, three master repurchase agreements, one working capital facility, and one bridge loan warehousing credit agreement with five different financial institutions. In addition, we have issued three collateralized debt obligations (“CDOs”) and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of December 31, 2007, these facilities had an aggregate capacity of $2.5 billion and borrowings were approximately $2.3 billion.

The following is a summary of our debt facilities as of December 31, 2007:

	At December 31, 2007
		Debt		Maturity
Debt Facilities	Commitment	Carrying Value	Available	Dates

Repurchase agreements. Interest is variable based on pricing over LIBOR	$323,321,740	$244,937,929	$78,383,811	2008 - 2009
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,178,809,000	1,151,009,000	27,800,000	2011 - 2013
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	276,055,000	276,055,000	—	2034 - 2036
Notes payable. Interest is variable based on pricing over Prime or LIBOR	728,595,278	596,160,338	132,434,940	2008 - 2010

	$2,506,781,018	$2,268,162,267	$238,618,751

These debt facilities are described in further detail in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof.

Repurchase Agreements

Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At December 31, 2007, the aggregate outstanding balance under these facilities was $244.9 million.

We have a $200.0 million repurchase agreement with a financial institution, effective October 2006, which was amended in December 2007 to increase the committed amount of the facility to $200.0 million from $150.0 million. The agreement has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At December 31, 2007, the outstanding balance under this facility was $165.6 million with a current weighted average note rate of 6.03%.

We have a $100.0 million repurchase agreement with a second financial institution that was amended in September 2007 from a $50.0 million warehouse credit facility. The amendment changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million, and extended the maturity date to September 2008. The repurchase agreement facility bears interest at pricing over LIBOR. At December 31, 2007, the outstanding balance under this facility was $56.0 million with a current weighted average note rate of 6.66%. Subsequent to December 31, 2007, we were notified that no further advances could be taken under this facility. The facility matures in September 2008 and, under the terms of the repurchase agreement the facility will be paid in its entirety by December 2008.

We have a $100.0 million master repurchase agreement with a third financial institution that expired in December 2007. We exercised our right under the repurchase agreement to extend the repayment date until June 2008. No further advances may be taken under the agreement. This repurchase agreement bears interest at pricing over LIBOR, varying on the type of asset financed. At December 31, 2007, the outstanding balance under this facility was $23.3 million with a current weighted average note rate of 7.10%. This facility was repaid in its entirety in February 2008.

At December 31, 2006, we had a master repurchase agreement with Wachovia Bank, National Association (“Wachovia”), dated December 2003, with an initial term of three years, which bore interest at pricing over LIBOR, varying on the type of asset financed. In October 2006, this repurchase agreement was amended to increase the amount of available financing from $350.0 million to $500.0 million and extend the maturity to March 2007. On December 14, 2006, $200.0 million of this facility was paid down in connection with the closing of CDO III. This repurchase agreement was also amended in March 2007 to temporarily increase the amount of available financing to $775.0 million and extend the maturity to May 2007. The available financing of $775.0 million was reduced to $350.0 million at the time of the initial funding of the repurchase agreement entered into with the Variable Funding Capital Company, LLC (see below). The agreement was also amended in June 2007 to increase the committed amount of this facility to $370.0 million from $350.0 million and extend the maturity to October 31, 2007. In November 2007, this facility was replaced when we entered into two new credit agreements with Wachovia. See “Notes Payable” below for further discussion on the new debt facilities.

In addition, we had a $100 million repurchase agreement with the same financial institution that we entered into for the purpose of financing our mortgage related securities available for sale. The repurchase agreement expired in July 2007 and had an interest rate of pricing over LIBOR. We sold the mortgage related securities during the first quarter of 2007 and utilized the proceeds of such sale to repay this facility in its entirety.

In March 2007, we entered into a $425.0 million master repurchase agreement with Variable Funding Capital Company LLC, (“VFCC”) that had a term expiring in March 2010 and bore interest at pricing over the VFCC commercial paper rate. This repurchase agreement was amended in June 2007 to decrease the committed amount of the facility to $387.0 million. In November 2007, this facility was replaced when we entered into two new credit agreements with Wachovia. See “Notes Payable” below for further discussion on the new debt facilities.

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

At December 31, 2007, the outstanding note balance under CDO I, CDO II and CDO III was $283.3 million, $348.0 million and $519.7 million, respectively.

The recent turmoil in the structured finance markets, in particular the sub-prime residential loan market, has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate collateralized debt obligations has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

Junior Subordinated Notes

The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. Prior to 2007, we issued a total of $223.0 million of junior subordinated notes in seven separate private placements. In April 2007, we issued a total of $53.1 million of junior subordinate notes in two separate private placements. At December 31, 2007, the aggregate outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 7.84%.

Notes Payable

Notes payable consists of two term credit agreements, a revolving credit line, a working capital facility, and a bridge loan warehousing credit agreement. At December 31, 2007, the aggregate outstanding balance under these facilities was $596.2 million.

In June 2007, we entered into a $60.0 million working capital facility with Wachovia. This facility has a maturity date of June 2008, with two one year extension options, and bears interest at pricing over one-month LIBOR. At December 31, 2007, the aggregate outstanding balance under this facility was $47.9 million with a current weighted average note rate of 6.96%.

In November 2007, we entered in two new credit agreements with Wachovia which replaced two of our existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia. The outstanding balance under these two repurchase agreements totaled approximately $542.0 million at the time the repurchase agreements were replaced. The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment and the second credit agreement is a $69.0 million term loan. These two new credit agreements each provide us with a commitment period of two years with a one year extension option to November 2010, bear interest at pricing over LIBOR, and have eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements.

The $473.0 million term loan has repayment provisions which included reducing the outstanding balance to $425.0 million by December 31, 2007 and also requires a further reduction of the outstanding balance to $300.0 million by December 31, 2008. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. At December 31, 2007, the outstanding balance under this facility was $412.1 million with a current weighted average note rate of 6.87%. The $100.0 million revolving commitment is used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. At December 31, 2007, the outstanding balance under this revolving facility was $6.8 million with a current weighted average note rate of 6.89%.

The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. We have also pledged our 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of the agreement. In the second and third year of this term facility, we will be required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any. At December 31, 2007, the outstanding balance under this facility was $66.5 million with a current weighted average note rate of 7.36%.

We have a $90.0 million bridge loan warehousing credit agreement with a fifth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or pricing over 1, 2, 3 or 6-month LIBOR, at our option. In October 2007, this facility was amended to extend the maturity date to October 2008 and increase the amount of available financing from $75 million to $90 million. At December 31, 2007, the outstanding balance under this facility was $62.9 million with a current weighted average note rate of 6.51%.

At December 31, 2006, we had a $50.0 million warehousing credit facility, effective December 2005, that had a term expiring in December 2007 that bears interest at pricing over LIBOR, varying on the type of asset financed. In September 2007, we amended this facility and changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million and extended the maturity date to September 2008. The repurchase agreement facility bears interest at pricing over LIBOR. See “Repurchase Agreements” discussed above.

The working capital facility, bridge loan warehousing credit agreement, term and revolving credit agreements, and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR. The amount of our pricing over these rates varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.

The working capital facility, term and revolving credit agreements, bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay down borrowings under these facilities pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.

Cash Flow From Operations

We continually monitor our cash position to determine the best use of funds to both maximize our return on funds while maintaining an appropriate level of liquidity. Historically, in order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. When making distributions, we have borrowed the required funds by drawing on credit capacity available under our credit facilities. To date, all distributions have been funded in this manner. All funds borrowed to make distributions have been repaid by funds generated from operations. However, in order to maintain adequate liquidity within our credit facilities for their primary purpose of funding our new loans and investments, we may begin to accumulate cash generated from operations to make the distributions.

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

Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of December 31, 2007, we are in compliance with all covenants and restrictions under these credit facilities.

Share Repurchase Plan

In August 2006, the Board of Directors authorized a stock repurchase plan that enabled us to buy up to one million shares of our common stock. At management’s discretion, shares were acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so. As of December 31, 2007, we repurchased 279,400 shares of our common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and we did not purchase any shares during the year ended December 31, 2007.

Contractual Commitments

As of December 31, 2007, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Notes payable(2)	$232,901	$42,000	$321,259	$—	$—	$—	$596,160
Collateralized debt obligations(3)	12,720	96,493	96,493	303,470	641,833	—	1,151,009
Repurchase agreements	79,367	165,571	—	—	—	—	244,938
Trust preferred securities	—	—	—	—	—	276,055	276,055
Outstanding unfunded commitments(4)	94,338	41,756	9,853	7,180	1,467	899	155,493

Totals	$419,326	$345,820	$427,605	$310,650	$643,300	$276,954	$2,423,655

(1)	Represents amounts due based on contractual maturities.

(2)	Maturity date for Wachovia term and revolving facilities includes the one year extension option.

(3)	Comprised of $283.3 million of CDO I debt, $348.0 million of CDO II debt and $519.7 million of CDO III debt with a weighted average remaining maturity of 2.48, 3.94 and 4.48 years, respectively, as of December 31, 2007.

(4)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $155.5 million as of December 31, 2007, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 5, “Investments in Equity Affiliates” of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

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

The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $3.2 million and $2.6 million in base management fees for services rendered in 2007 and 2006, respectively.

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

In 2007, our manager earned a total of $40.8 million of incentive compensation which includes $21.8 million recorded as management fee expense and $19.0 million recorded as prepaid management fees related to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates. Our manager has elected to receive these payments in the form of 556,631 shares of common stock with the remainder paid in cash totaling $27.1 million. In 2006, our manager earned a total of $10.2 million of incentive compensation and elected to receive it partially in cash totaling $1.7 million and partially in 306,764 shares of common stock.

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

Inflation

In 2006 and 2005, inflation and changing prices did not have a material effect on our net income and revenue. Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, the significant decline in interest rates during the latter part of

2007 triggered LIBOR floors on certain of our variable rate interest-earning assets. This resulted in an increase in interest rate spreads as the rates we pay on variable rate interest-bearing liabilities declined at a greater pace than the rates we earned on our variable rate interest-earning assets. Additionally, we have various fixed rate loans in our portfolio which are financed with variable rate LIBOR borrowings. In connection with these loans, we have entered into various interest swaps to hedge our exposure to the interest rate risk on our variable rate LIBOR borrowings as it relates to certain fixed rate loans in our portfolio. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be affected. See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk.”

Related Party Transactions

Related Party Loans

Due to related party was $2.4 million at December 31, 2007 and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008 which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to us in February 2008. Due to related party was $4.0 million at December 31, 2006 and consisted of $3.9 million of management fees that were due to ACM and remitted in February 2007 and $0.1 million of escrows received at loan closings that were due to ACM and remitted in January 2007.

As of December 31, 2006 and 2005, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. We provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from the original loan for the year ended December 31, 2007, 2006 and 2005, was approximately $0.1 million, $0.7 million and $0.6 million, respectively.

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

In June 2007, we provided a $0.6 million mezzanine loan for the development of a 38 unit rental apartment complex in Connecticut that matures in July 2012 and bears interest at a fixed rate of 7.97%. The first mortgage loan was originated by ACM. The borrower was delinquent and in October 2007, ACM purchased the $0.6 million loan from us at par including all accrued and unpaid interest.

ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At December 31, 2007, ACM’s investment in this joint venture was approximately $0.2 million. We had a $28.3 million preferred equity investment to this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by us in March 2006. The loan required monthly interest payments based on one month LIBOR and was due to mature in September 2007. Interest income recorded from this loan for the year ended December 31, 2006 was approximately $2.7 million. The loan was repaid in full in November 2006.

In 2005, ACM received a brokerage fee for services rendered in arranging a loan facility for a borrower. We provided a portion of the loan facility. We were credited $0.4 million of this brokerage fee, which was included in other income.

During the first quarter 2006, ACM originated permanent financing of $31.5 million to a borrower to repay an existing $30.0 million bridge loan with us. Pursuant to the terms of the bridge loan agreement, we had a right of first offer to provide permanent financing, a right of first refusal to match the terms and conditions from a third party lender and a potential prepayment fee of $0.9 million. In August 2006, ACM received a $0.5 million fee for the securitization of the $31.5 million permanent financing. This fee was remitted to us in August 2006 in consideration of us waving our right of first refusal and potential prepayment fee under the original terms of the bridge loan.

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

Each of the approximately 3.8 million operating partnership units owned by ACM is paired with one share of our special voting preferred stock that entitles the holder to one vote on all matters submitted to a vote of our stockholders. As operating partnership units are redeemed for shares of our common stock or cash an equivalent number of shares of special voting preferred stock will be redeemed and cancelled. As a result of the ACM asset contribution and the related formation transactions, ACM owns approximately a 16% limited partnership interest in our operating partnership and the remaining 84% interest in our operating partnership is owned by us. In addition, ACM has approximately 20% of the voting power of our outstanding stock.

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

Under the terms of the management agreement, ACM has also granted us a right of first refusal with respect to all structured finance investment opportunities in the multi-family and commercial real estate markets that are identified by ACM or its affiliates.

In addition, Mr. Kaufman has entered into a non-competition agreement with us pursuant to which he has agreed not to pursue structured finance investment opportunities in the multi-family and commercial real estate markets, except as approved by our board of directors.

We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds a 16% limited partnership interest in our operating partnership and 20% of the voting power of our outstanding stock.

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

Current conditions in the debt markets include reduced liquidity and increased risk adjusted premiums. These conditions may increase the cost and reduce the availability of debt. We attempt to mitigate the impact of debt market disruptions by obtaining adequate debt facilities from a variety of financing sources. There can be no assurance, however, that we will be successful in these efforts, that such debt facilities will be adequate or that the cost of such debt facilities will be at similar terms.

The secondary mortgage markets are also currently experiencing disruptions resulting from reduced investor demand for collateralized debt obligations and increased investor yield requirements for these obligations. In light of these conditions, we currently expect to finance our loan and investment portfolio with our current capital and debt facilities.

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

Based on the loans and liabilities as of December 31, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.5% increase in LIBOR would decrease our annual net income and cash flows by approximately $1.3 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 1.5% increase in LIBOR which would limit the effect of a 1.5% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.5% increase. Based on the loans and liabilities as of December 31, 2007, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.5% decrease in LIBOR would increase our annual net income and cash flows by approximately $12.5 million. This is primarily due to various interest rate floors which limit the effect of a 1.5% decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.5% decrease.

As of December 31, 2006, a 1% increase in LIBOR would have increased our annual net income and cash flows in the subsequent twelve months by approximately $2.0 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% increase. As of December 31, 2006, a 1% decrease in LIBOR would have decreased our annual net income and cash flows in the subsequent twelve months by approximately $1.5 million. This is primarily due to our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1% decrease, partially offset by loans currently subject to interest rate floors (and, therefore, not be subject to the full downward interest rate adjustment).

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

As of December 31, 2007 and 2006, we had ten of these interest rate swap agreements outstanding that have combined notional values of $1.3 billion and $1.2 billion, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2007, and December 31, 2006, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $0.1 million and $0.7 million, respectively. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $0.1 million and $0.7 million, respectively.

In connection with the issuance of variable rate junior subordinate notes during 2007, 2006 and 2005, we entered into various interest rate swap agreements. These swaps have total notional values of $191.5 million and $140.0 million, respectively, as of December 31, 2007 and December 31, 2006. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $2.9 million and $2.5 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $3.0 million and $2.4 million, respectively.

As of December 31, 2007, we had twenty seven interest rate swap agreements outstanding that have a combined notional value of $584.7 million. As of December 31, 2006 we had eighteen interest rate swap agreements outstanding with combined notional values of $330.4 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2007 and December 31, 2006, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $14.9 million and $8.9 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $15.4 million and $9.2 million, respectively.

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

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index to the Consolidated Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Realty Trust, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young

New York, New York
March 3, 2008

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$22,219,541	$7,756,857
Restricted cash	139,136,105	84,772,062
Loans and investments, net	2,592,093,930	1,993,525,064
Related party loans, net	—	7,752,038
Available-for-sale securities, at fair value	15,696,743	22,100,176
Investment in equity affiliates	29,590,190	25,376,949
Prepaid management fee — related party	19,047,949	—
Other assets	83,709,076	63,062,065

Total assets	$2,901,493,534	$2,204,345,211

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Repurchase agreements	$244,937,929	$395,847,359
Collateralized debt obligations	1,151,009,000	1,091,529,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	222,962,000
Notes payable	596,160,338	94,574,240
Due to related party	2,429,109	3,983,647
Due to borrowers	18,265,906	16,067,295
Deferred revenue	77,123,133	—
Other liabilities	67,395,776	17,802,341

Total liabilities	2,433,376,191	1,842,765,882

Minority interest	72,854,258	65,468,252
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 20,798,735 shares issued, 20,519,335 shares outstanding at December 31, 2007 and 17,388,770 shares issued, 17,109,370 shares outstanding at December 31, 2006	207,987	173,888
Additional paid-in capital	365,376,136	273,037,744
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
Retained earnings	65,665,951	27,732,489
Accumulated other comprehensive (loss)/income	(29,001,389)	2,152,556

Total stockholders’ equity	395,263,085	296,111,077

Total liabilities and stockholders’ equity	$2,901,493,534	$2,204,345,211

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	For the Year Ended December 31,
	2007	2006	2005

Revenue:
Interest income	$273,984,357	$172,833,401	$121,109,157
Income from swap derivative	—	696,960	—
Other income	39,503	170,197	498,250

Total revenue	274,023,860	173,700,558	121,607,407

Expenses:
Interest expense	147,710,194	92,693,419	45,745,424
Employee compensation and benefits	9,381,055	6,098,826	5,172,094
Selling and administrative	5,593,175	5,192,526	5,044,779
Provision for loan losses	2,500,000	—	—
Management fee — related party	25,004,975	12,831,791	12,430,546

Total expenses	190,189,399	116,816,562	68,392,843

Income before income from equity affiliates, minority interest and provision for income taxes	83,834,461	56,883,996	53,214,564
Income from equity affiliates, net	34,573,594	4,784,292	8,453,440

Income before minority interest and provision for income taxes	118,408,055	61,668,288	61,668,004
Income allocated to minority interest	16,989,177	11,104,481	11,280,981

Income before provision for income taxes	101,418,878	50,563,807	50,387,023
Provision for income taxes	16,885,000	150,000	—

Net income	$84,533,878	$50,413,807	$50,387,023

Basic earnings per common share	$4.44	$2.94	$2.99

Diluted earnings per common share	$4.44	$2.93	$2.98

Dividends declared per common share	$2.46	$2.57	$2.24

Weighted average number of shares of common stock outstanding:
Basic	19,022,616	17,161,346	16,867,466

Diluted	22,870,159	21,001,804	20,672,502

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

			Preferred		Common					Accumulated
		Preferred	Stock	Common	Stock	Additional	Treasury			Other
	Comprehensive	Stock	Par	Stock	Par	Paid-In	Stock	Treasury	Retained	Comprehensive
	Income	Shares	Value	Shares	Value	Capital	Shares	Stock	Earnings	Income/(Loss)	Total

Balance- January 1, 2005		3,776,069	$37,761	16,467,218	$164,672	$254,267,202	—	$—	$8,813,138	$(529,600)	$262,753,173
Issuance of common stock				191,342	1,913	5,265,142					5,267,055
Issuance of common stock from exercise of warrants				282,776	2,828	4,189,027					4,191,855
Deferred compensation				124,500	1,245	(1,245)					—
Stock based compensation						1,590,898					1,590,898
Distributions — common stock									(37,747,372)		(37,747,372)
Forfeited unvested restricted stock				(14,445)	(144)	144					—
Adjustment to minority interest from increased ownership in ARLP						(619,237)					(619,237)
Net income	$50,387,023								50,387,023		50,387,023
Net unrealized loss on securities available for sale	(365,698)									(365,698)	(365,698)
Unrealized gain on derivative financial instruments	2,150,820									2,150,820	2,150,820

Balance-December 31, 2005	$52,172,145	3,776,069	$37,761	17,051,391	$170,514	$264,691,931	—	$—	$21,452,789	$1,255,522	$287,608,517

Issuance of common stock				243,129	2,431	6,277,782					6,280,213
Purchase of treasury stock							(279,400)	(7,023,361)			(7,023,361)
Deferred compensation				94,695	947	(947)					—
Stock based compensation						2,329,689					2,329,689
Distributions — common stock									(44,134,107)		(44,134,107)
Forfeited unvested restricted stock				(445)	(4)	4					—
Adjustment to minority interest from increased ownership in ARLP						(260,715)					(260,715)
Net income	$50,413,807								50,413,807		50,413,807
Net unrealized gain on securities available for sale	796,922									796,922	796,922
Unrealized gain on derivative financial instruments	100,112									100,112	100,112

Balance-December 31, 2006	$51,310,841	3,776,069	$37,761	17,388,770	$173,888	$273,037,744	(279,400)	$(7,023,361)	$27,732,489	$2,152,556	$296,111,077

Issuance of common stock				2,700,000	27,000	73,599,068					73,626,068
Issuance of common stock for management incentive fee				590,864	5,909	15,971,516					15,977,425
Deferred compensation				119,101	1,190	(1,190)					—
Stock based compensation						2,454,957					2,454,957
Distributions — common stock									(46,600,416)		(46,600,416)
Adjustment to minority interest from decreased ownership in ARLP						314,041					314,041
Net income	$84,533,878								84,533,878		84,533,878
Net unrealized loss on securities available for sale	(1,018,841)									(1,018,841)	(1,018,841)
Reclass adjustment of net loss on securities available for sale realized in net income	98,376									98,376	98,376
Unrealized loss on derivative financial instruments	(30,233,480)									(30,233,480)	(30,233,480)

Balance-December 31, 2007	$53,379,933	3,776,069	$37,761	20,798,735	$207,987	$365,376,136	(279,400)	$(7,023,361)	$65,665,951	$(29,001,389)	$395,263,085

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$84,533,878	$50,413,807	$50,387,023
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation	2,454,957	2,329,689	1,590,898
Provision for loan losses	2,500,000	—	—
Minority interest	16,989,177	11,104,481	11,280,981
Amortization and accretion of interest	1,587,481	(219,820)	(165,906)
Non-cash incentive compensation to manager — related party	9,146,905	8,453,489	5,545,506
Earnings from equity affiliates	(24,150,787)	—	—
Gain on sale of securities available for sale	(30,182)	—	—
Changes in operating assets and liabilities:
Other assets	(7,018,970)	(6,336,004)	(7,771,987)
Prepaid management fee — related party	(14,460,587)	—	—
Deferred income taxes	(2,200,000)	—	—
Deferred revenue	77,123,133	—	—
Other liabilities	12,475,857	(212,413)	12,207,088
Deferred origination fees	48,899	(471,814)	(130,560)
Due to related party	688,620	32,956	292,927

Net cash provided by operating activities	$159,688,381	$65,094,371	$73,235,970

Investing activities:
Loans and investments originated and purchased, net	(1,926,833,770)	(1,449,405,924)	(989,797,797)
Payoffs and paydowns of loans and investments	1,336,775,919	704,467,014	574,393,425
Due to borrowers	2,198,611	5,375,940	2,104,285
Purchases of securities available for sale	(16,715,584)	—	—
Prepayments on securities available for sale	3,358,184	7,897,845	15,999,968
Proceeds from sales of securities available for sale	18,792,594	—	—
Change in restricted cash	(54,364,043)	(49,275,786)	(35,496,276)
Contributions to equity affiliates	(24,455,557)	(7,282,707)	(18,280,824)
Distributions from equity affiliates	51,250,063	—	5,441,315

Net cash used in investing activities	$(609,993,583)	$(788,223,618)	$(445,635,904)

Financing activities:
Proceeds from notes payable and repurchase agreements	807,615,891	702,024,038	759,168,998
Payoffs and paydowns of notes payable and repurchase agreements	(456,939,223)	(770,627,202)	(775,025,055)
Proceeds from issuance of collateralized debt obligation	72,200,000	803,750,000	305,319,000
Payoffs and paydowns of collateralized debt obligations	(12,720,000)	(11,540,000)	(6,000,000)
Proceeds from issuance of junior subordinated notes	53,093,000	67,014,000	155,948,000
Payments on swaps to hedge counterparties	(41,840,000)	—	—
Receipts on swaps from hedge counterparties	29,980,000	—	—
Proceeds from issuance of common stock	74,655,000	—	5,381,172
Offering expenses paid	(1,001,795)	—	—
Purchases of treasury stock	—	(7,023,361)	—
Issuance of ARSR preferred stock	—	116,000	—
Distributions paid to minority interest	(9,289,130)	(9,704,497)	(8,458,394)
Distributions paid on common stock	(46,600,416)	(44,134,107)	(37,747,372)
Payment of deferred financing costs	(4,385,441)	(18,416,076)	(13,160,807)

Net cash provided by financing activities	$464,767,886	$711,458,795	$385,425,542

Net increase/ (decrease) in cash	$14,462,684	$(11,670,452)	$13,025,608
Cash at beginning of period	7,756,857	19,427,309	6,401,701

Cash at end of period	$22,219,541	$7,756,857	$19,427,309

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$151,577,313	$85,650,217	$41,376,179

Cash used to pay taxes	$19,032,748	$93,732	$216,496

Supplemental schedule of non-cash investing activities:
Investment in equity affiliates	$6,856,960	$—	$—

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1	— Description of Business/Form of Ownership

Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in real estate related bridge and mezzanine loans, preferred and direct equity and, in limited cases, mortgage-related securities, discounted mortgage notes and other real estate related assets. The Company has not invested in any discounted mortgage notes for the periods presented. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and its wholly owned subsidiaries.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

On June 12, 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At December 31, 2007, the Company had $425.3 million remaining under this shelf registration and 20,519,335 shares of common stock outstanding.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company controls. Entities which the Company does not control and entities which are variable interest entities which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current period presentation. Stock based compensation was disclosed in the Company’s Consolidated Income Statement under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees in the current year presentation and which have been disclosed as a separate line item in prior years presentation. Provision for income taxes was disclosed as a separate line item in the Company’s Consolidated Income Statement in the current year presentation and which have been disclosed as part of selling and administrative expense in prior years presentations.

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

Restricted Cash

At December 31, 2007 and 2006, the Company had restricted cash of $139.1 million and $84.8 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter end.

Loans and Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) requires that at the time of purchase, the Company designate a security as held to maturity, available for sale, or trading depending on ability and intent. Securities available for sale are

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

reported at fair value, while securities and investments held to maturity are reported at amortized cost. The Company does not have any trading securities at this time.

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company invests in preferred equity interests that, in some cases, allow the Company to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $2.5 million at December 31, 2007 related to two multifamily loans with an aggregate outstanding principal balance of $58.5 million. At December 31, 2006, no impairment had been identified and no valuation allowance had been established.

Capitalized Interest

The Company capitalizes interest in accordance with SFAS No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” (“SFAS 34”) to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During 2007 the joint venture sold both of the acquired properties and the Company discontinued the capitalization of interest on its remaining investment in the joint venture as activities required under SFAS 34 ceased to continue. During the year ended December 31, 2007, 2006 and 2005 the Company capitalized $0.3 million, $0.9 million and $0.5 million, respectively of interest relating to this investment.

Available-For-Sale Securities

The Company has invested in equity securities of a commercial real estate specialty finance company. The Company has also invested in agency-sponsored whole pool mortgage related securities which were sold during 2007. Pools of Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, adjustable rate residential mortgage loans underlie these mortgage related securities. The Company receives payments from the payments that are made on these underlying mortgage loans, which had a fixed rate of interest for three years and adjust annually thereafter. These securities are carried at their estimated fair

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) pursuant to SFAS 115. Unrealized losses other than temporary losses are recognized currently in income. The estimated fair value of the mortgage related securities fluctuate primarily due to changes in interest rates and other factors; however, given that such securities are guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations are generally not based on the creditworthiness of the mortgages securing these securities. Gains or losses on the sale of securities are recognized using the specific identification method. See Note 4 — “Available-For-Sale Securities”.

Revenue Recognition

Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $30.0 million, $13.2 million and $19.7 million of interest on such loans and investments, respectively. These amounts represent interest collected in accordance with the contractual agreement with the borrower.

Other income — Other income represents fees received for loan structuring and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.

Gain on Sale of Loans and Real Estate

For the sale of loans and real estate, recognition occurs when all the incidence of ownership passes to the buyer.

Income from Equity Affiliates

The Company invests in joint ventures that are formed to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. The Company records its share of the net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates.

Stock Based Compensation

The Company records stock-based compensation expense at the grant date fair value of the related stock-based award in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, (“SFAS 123R”). The Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (“FIN 28”), and SFAS 123R. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s common stock whether or not they are vested.

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

Other Comprehensive (Loss) Income

SFAS No. 130 “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net unrealized gains or losses are reported as a component of accumulated other comprehensive income, see “Derivatives and Hedging Activities” below. At December 31, 2007, accumulated other comprehensive loss was $29.0 million and consisted of $1.0 million in unrealized losses related to available for sale securities and $28.0 million of unrealized losses on derivatives designated as cash flow hedges.

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

Derivatives and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). SFAS 133, as amended by SFAS 138, requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income (loss) in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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
December 31, 2007

matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

Derivatives are used for hedging purposes rather than speculation. The Company relies on quotations from a third party to determine these fair values.

Variable Interest Entities

FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2007, the Company has identified 42 loans and investments which were made to entities determined to be VIEs.

For the 42 VIEs identified, the Company has determined that it is not the primary beneficiaries of the VIEs and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.

Recently Issued Accounting Pronouncements

SFAS No. 155 — In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

FIN 48 — In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s Consolidated Financial Statements.

SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date is delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, the adoption of SFAS 157 may have on the Company’s Consolidated Financial Statements.

SFAS No. 159 — In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments, and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company will not adopt SFAS 159.

FIN 39-1 — In April 2007, the FASB issued FIN No. 39-1, “Amendment of FASB Interpretation No. 39.”(“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. FIN 39-1 is effective for the Company beginning January 1, 2008. The Company does not expect that the adoption of FIN 39-1 will have a material impact on its consolidated financial statements.

FSP FAS 140-3 — In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”). “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchasing financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. The Company is currently evaluating the effect the adoption of FSP FAS 140-3 may have on the Company’s Consolidated Financial Statements.

SOP 07-1 — In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. However, in February 2008 the FASB issued FSP SOP 07-1-1 which delays indefinitely the effective date of SOP 07-1 and prohibits adoption of SOP 07-1 for an entity that had not adopted SOP 07-1 before issuance of the final FSP. While the Company maintains an exemption from the Investment Company Act of 1940, as amended (“Investment Company Act”) and is therefore not regulated as an investment company, it is nonetheless in the process of assessing whether SOP 07-1 could be applicable upon becoming effective.

SFAS No. 141 (R) — In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”) which replaces SFAS No. 141, “Business Combinations” and requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

their fair values as of the acquisition date. SFAS 141 (R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS 141 (R) may have on the Company’s Consolidated Financial Statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160 “Accounting for Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the Company and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. The current practice of classifying minority interests within a mezzanine section of the statement of financial position will be eliminated. Under SFAS 160, net income will encompass the total income of all consolidated subsidiaries and will require separate disclosure on the face of the income statement of income attributable to the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. When a subsidiary is deconsolidated, any retained, noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The Company is currently evaluating the effect the adoption of SFAS 160 may have on the Company’s Consolidated Financial Statements.

Note 3 —	Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at December 31, 2007.

					Wtd. Avg.
					Remaining
	December 31,	Percent of	Loan	Wtd. Avg	Months to
	2007	Total	Count	Pay Rate	Maturity

Bridge loans	$1,646,505,888	63%	65	7.86%	23.7
Mezzanine loans	384,479,759	15%	41	9.23%	34.8
Junior participation loans	340,821,550	13%	19	7.70%	53.4
Preferred equity investments	220,387,959	9%	20	9.42%	74.7
Other	11,400,272	—	2	7.99%	76.7

	2,603,595,428	100%	147	8.18%	33.8

Unearned revenue	(9,001,498)
Allowance for loan losses	(2,500,000)

Loans and investments, net	$2,592,093,930

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

The following table sets forth the composition of the Company’s loan and investment portfolio at December 31, 2006.

					Wtd. Avg.
					Remaining
	December 31,	Percent	Loan	Wtd. Avg	Months to
	2006	of Total	Count	Pay Rate	Maturity

Bridge loans	$956,963,018	48%	39	8.54%	21.5
Mezzanine loans	646,300,830	32%	34	9.89%	28.5
Junior participation loans	366,121,180	18%	16	8.96%	31.5
Preferred equity investments	23,436,955	1%	9	10.32%	59.6
Other	12,345,865	1%	3	5.89%	42.7

	2,005,167,848	100%	101	9.06%	26.2

Unearned revenue	(11,642,784)

Loans and investments, net	$1,993,525,064

Bridge loans are loans to borrowers who are typically seeking short term capital to be used in an acquisition of property and are predominantly secured by first mortgage liens on the property.

Mezzanine loans and junior participating interests in senior debt are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. Mezzanine financing may take the form of loans secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

A preferred equity investment is another method of financing in which preferred equity investments in entities that directly or indirectly own real property are formed. In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, the Company typically becomes a special limited partner or member in the ownership entity.

The following transactions represent loans and investments that were satisfied during the year ended December 31, 2007 in which the Company had retained a profits interest in the borrowing entity.

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

450 West 33rd Street

During 2005, the Company originated a $45.0 million mezzanine loan secured by an office building in Manhattan. The Company also held an equity and profits interest in the underlying partnership of approximately 29% and a preferred equity investment of approximately $2.7 million with a 12.5% return. In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property’s air rights which resulted in the Company retaining an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership. The Company received approximately $134.1 million in proceeds upon completion of this transaction, of which $76.0 million related to the 29% equity and profits interest, $10.4 million related to yield

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

maintenance on the prepayment of the mezzanine debt and the 12.5% return on the preferred equity investment, $45.0 million for the repayment in full of the mezzanine debt and $2.7 million as a return of its invested capital. See Note 5 — “Investment in Equity Affiliates” for a further description of this transaction. In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which matures in July 2009 and bears interest at LIBOR plus 4.35%.

The following transactions represent loans and investments originated by the Company during the year ended December 31, 2007 in which the Company retained a profits interest in the borrowing entity.

Nottingham Village

In March 2007, the Company originated a $6.4 million bridge loan and a $0.3 million preferred equity investment secured by a 264 unit apartment complex situated on 25 acres in Indianapolis, Indiana. The loans accrue interest at a fixed rate of 7.82%, and matures in March 2012. In addition, the Company has a 25% equity kicker in the borrowing entity. At December 31, 2007, the outstanding balance on the bridge loan was $5.2 million. No income from the equity kicker has been recognized for the year ended December 31, 2007.

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

As of December 31, 2007, the Company sold $95.0 million of the senior preferred equity investment which reduced its recorded investment to $115.0 million with a residual profits interest of approximately 16% at December 31, 2007. The Company also provided a $10.0 million loan to one of the purchasers that matures in July 2017 and bears interest at LIBOR plus 3.5%. At December 31, 2007, the outstanding balance on this loan was $9.6 million. No income from the equity kicker has been recognized for the year ended December 31, 2007.

Lake in the Woods

At December 31, 2006, there was an $8.5 million junior participation loan in the loan and investment portfolio that was non-performing and for which income recognition had been suspended. In March 2007, the Company purchased the senior position of the first mortgage loan associated with this property for $34.6 million. The senior loan matures in January 2008, bears interest based at LIBOR plus 237 basis points and was also considered non-performing. During the second quarter, the Company obtained title to the property pursuant to the execution of a deed in lieu of foreclosure and subsequently sold the property to a new investor. As part of the purchase, the new investor committed approximately $2.0 million of capital and the Company provided a total of $45.0 million of new financing through a $43.5 million bridge loan and a $1.5 million preferred equity investment. The loan and investment mature in June 2012 and bear interest at a fixed rate of 7.75%. The Company also retained a 50% profits

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

interest in the property. No income from the equity kicker has been recognized for the year ended December 31, 2007. See Note 19 — “Subsequent Events” for further information regarding this loan.

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

The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and has funded a $2.9 million interest reserve for the first year. If the loan is not satisfied during the first year, the Company will fund a $2.9 million interest reserve for the second year. The Company also contributed $0.5 million to cover other operational costs of acquiring and maintaining the property. The Company retains a non-controlling 50% equity interest in the property and will account for this investment under the equity method. No income from the equity kicker has been recognized for the year ended December 31, 2007.

Concentration of Credit Risk

Loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that the unpaid principal balance related to 29 loans with five unrelated borrowers represented approximately 25% of total assets as of December 31, 2007. At December 31, 2006, the unpaid principal balance related to 16 loans with five unrelated borrowers represented approximately 27% of total assets. As of December 31, 2007 and 2006, the Company had 147 and 102 loans and investments, respectively.

In addition, in 2007 and 2006, no single loan or investment represented 10% of the Company’s total assets. In 2007 and 2006, the Company generated approximately 9% and 17%, respectively, of revenue from the Chetrit Group L.L.C. In 2005, the Company generated approximately 12% of revenue from the Chetrit Group L.L.C. and approximately 19% of revenue from the Prime Outlet Acquisition Group L.L.C., two of the Company’s borrowers.

Geographic Concentration Risk

As of December 31, 2007, 45%, 11%, and 9% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively. As of December 31, 2006, 53%, 11%, and 5% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.

Impaired Loans and Allowance for Loan Losses

The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at December 31, 2007, it was determined that two multi-family loans with an aggregate outstanding principal balance of $58.5 million were impaired. The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $2.5 million provision for loan losses at December 31, 2007.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

At December 31, 2006 and 2005, no impairment had been identified and no valuation allowance had been established. There were no non-accrual loans at December 31, 2007 compared to an $8.5 million loan at December 31, 2006 that was non-performing and for which income recognition had been suspended.

Note 4 —	Available-For-Sale Securities

The following is a summary of the Company’s available-for-sale securities at December 31, 2007.

			Estimated Fair
	Amortized Cost	Unrealized Loss	Value

Common equity securities	$16,715,584	$(1,018,841)	$15,696,743

Total available-for-sale securities	$16,715,584	$(1,018,841)	$15,696,743

The following is a summary of the Company’s available-for-sale securities at December 31, 2006.

			Estimated Fair
	Amortized Cost	Unrealized Loss	Value

Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.783% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $37,680)	$11,792,374	$(37,679)	$11,754,695
Federal Home Loan Mortgage Corporation, variable rate security, fixed rate of interest for three years at 3.778% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $15,238)	4,099,238	(35,658)	4,063,580
Federal National Mortgage Association, variable rate security, fixed rate of interest for three years at 3.804% and adjustable rate interest thereafter, due March 2034 (including unamortized premium of $25,039)	6,306,940	(25,039)	6,281,901

Total available-for-sale securities	$22,198,552	$(98,376)	$22,100,176

During the three months ended March 31, 2007, the Company sold all of its mortgage related securities. The balance of these securities was $22.1 million at December 31, 2006 and consisted of securities that were purchased in March 2004 with fixed rates of interest for three years until March 2007 then reset to adjustable rates of interest thereafter. As of December 31, 2006, these securities had been in an unrealized loss position for more than twelve months. These mortgage related securities recovered their fair value in conjunction with a change in interest rates at which time the Company sold the securities and recorded a gain of $30,182. These securities were pledged as collateral for borrowings under a repurchase agreement and such repurchase agreement was also repaid during the quarter ended March 31, 2007 — (See Note 6 “Debt Obligations”).

During 2007, the Company purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $15.7 million, at December 31, 2007. As of December 31, 2007, these securities have been in an unrealized loss position for less than twelve months and the Company has the ability and intent to hold these investments until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007. The Company has a margin loan agreement with a financial institution related to the purchases of this security. The margin loan may not exceed $7.0 million, bears interest at pricing over LIBOR, and is due upon demand from the lender. The balance of the margin loan agreement was approximately $7.0 million at December 31, 2007.

As of December 31, 2007 and 2006, all available-for-sale securities were carried at their estimated fair market value based on current market quotes received from financial sources that trade such securities. The estimated fair value of the securities held at December 31, 2006 fluctuated primarily due to changes in interest rates and other

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

factors; however, given that these securities were guaranteed as to principal and/or interest by an agency of the U.S. Government, such fluctuations were generally not based on the creditworthiness of the mortgages securing these securities.

During the years ended December 31, 2007 and 2006, the Company received prepayments of $3.4 million and $8.0 million on the mortgage related securities. The Company amortized $0.1 million, $0.4 million and $0.6 million of the premium paid for the mortgage related securities against interest income for the year ended December 31, 2007, 2006, and 2005, respectively.

The cumulative amount of other comprehensive loss related to unrealized losses on securities as of December 31, 2007 and December 31, 2006 was $1.0 million and $98,376, respectively.

Note 5 —	Investment in Equity Affiliates

As of December 31, 2007 and 2006, the Company had approximately $29.6 million and $25.4 million of investments in equity affiliates, respectively, which are described below.

	December 31,
Equity Affiliates	2007	2006

930 Flushing & 80 Evergreen	$700,724	$325,724
450 West 33rd Street	1,136,960	2,710,938
200 Fifth Avenue/1107 Broadway	5,720,000	15,620,594
1133 York Ave	7,693	7,693
Alpine Meadows	13,219,813	—
St. John’s Development	500,000	—
Prime Outlets	—	—
Issuance of Junior Subordinated Notes	8,305,000	6,712,000

Total	$29,590,190	$25,376,949

The Company accounts for the 450 West 33rd Street investment under the cost method of accounting and the remaining investments under the equity method.

930 Flushing & 80 Evergreen

In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture, which owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. The Company subsequently contributed an additional $0.3 million, $0.4 million and $0.1 million in 2004, 2005 and 2006, respectively. During 2007, the Company contributed an additional $0.4 million to the joint venture increasing its equity investment to approximately $0.7 million at December 31, 2007.

The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively. In August 2005, the joint venture refinanced one of these properties with a $25 million amortizing bridge loan that the Company provided which matures in August 2010 with a fixed rate of 6.45% and has an outstanding principal balance of $24.9 million at December 31, 2007. Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million. The Company recorded this amount as a return of its equity investment in 2005. The bridge loan was extended for one year periods in both 2006 and 2007 and has a current maturity date of October 2008 and an outstanding principal balance of $4.7 million at December 31, 2007.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

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

In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property’s air rights. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was allocated to the members in accordance with their ownership percentages. The guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of debt guaranteed. The Company’s portion of the guarantee is $76.3 million. The transaction was structured to provide for a tax deferral for an estimated period of seven years.

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

The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt, prepaid expenses related to the incentive management fee on the deferred revenue of approximately $19.0 million, an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership, interest income of approximately $10.4 million and incentive management fee expense of approximately $2.6 million for year ended December 31, 2007.

In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which matures in July 2009 and bears interest at LIBOR plus 4.35%. The outstanding balance on this loan was $50.0 million at December 31, 2007.

200 Fifth Avenue/1107 Broadway

In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owned two properties in New York City. It was intended that the properties, with over one million square feet of space, would be converted into residential condominium units. The Company also provided loans to three partners in the investor group totaling $13 million, all of which were repaid by December 31, 2007. In 2005, the Company purchased three mezzanine loans totaling $137.0 million from the primary lender. These loans were secured by the properties, required monthly interest payments based on one month LIBOR and had a maturity date of April 2008. The Company sold a participating interest in one of the loans for $59.4 million which was recorded as a financing and was included in notes payable. The Company repaid the notes payable in May 2007 in conjunction with the satisfaction of the $137.0 million mezzanine loan, upon the sale (described below) of one of the underlying properties.

For the years ended December 31, 2007, 2006 and 2005 the Company capitalized $0.3 million, $0.9 million and $0.5 million, respectively, of interest on its equity investment. The Company also contributed an additional $3.6 million and $4.2 million to the joint venture for the years ended December 31, 2007 and 2006, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

In May 2007, the Company, as part of an investor group in the 200 Fifth LLC holding partnership, sold the 200 Fifth Avenue property for net proceeds of approximately $450.0 million and the investor group, on a pro-rata basis, retained an adjacent building located at 1107 Broadway. The partnership used the net proceeds from the sale to repay the $402.5 million outstanding debt on both the 200 Fifth Avenue and the 1107 Broadway properties, and used the remaining proceeds as a return of invested capital to the partners. As a result of the transaction, the Company received $9.5 million in proceeds as a return on its invested capital and was repaid in full on its $137.0 million mezzanine debt, including all applicable interest. The Company recorded approximately $11.4 million net, in income before minority interest related to its 20% equity interest, which consisted of $24.2 million gain recorded as income from equity affiliates and expenses of a $9.0 million provision for income taxes and a $3.8 million incentive management fee paid to the Company’s manager. The partnership retained the 1107 Broadway property. In December 2007, the Company received a $0.6 million distribution from escrow funds related to its interest in the 200 Fifth Avenue property, which was recorded as income from equity affiliates.

In October 2007, the partnership sold 50% of its economic interest in the 1107 Broadway property. The partnership was recapitalized with financing of approximately $343 million, of which approximately $203 million was funded with the unfunded portion to be used to develop the property. The Company received net proceeds of approximately $39.0 million from this transaction as a return of invested capital. The investor group, on a pro-rata basis, retains a 50% economic interest in the property, representing approximately $29 million of capital. The Company recorded approximately $2.3 million net, in income before minority interest related to its 20% equity interest, which consisted of $4.8 million as income from equity affiliates and expenses of a $1.8 million provision for income taxes and a $0.7 million incentive management fee paid to the Company’s manager. The Company also recorded a $5.7 million investment in equity affiliate and a net deferred gain of $3.5 million related to its 10% retained interest in the 1107 Broadway property. The partnership intends to develop this property into a mix of residential and retail uses.

Summarized consolidated financial information of 1107 Broadway LLC for 2007 and 200 Fifth LLC (includes 1107 Broadway property) for 2006 (amounts in thousands):

	December 31,
	2007	2006

Balance Sheets
Assets:
Cash and cash equivalents	$201	$6,123
Real estate assets	238,684	362,294
Other assets	2,727	121,509

Total assets	$241,612	$489,926

Liabilities:
Notes payable	$203,012	$415,614
Other liabilities	—	3,078

Total liabilities	203,012	418,692

Shareholders’ equity Arbor	5,720	14,247
Shareholders’ equity	32,880	56,987

Total shareholders’ equity	38,600	71,234

Total liabilities and equity	$241,612	$489,926

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

The Company did not include summarized income statement information for 200 Fifth LLC because the project was under development and any income statement activity was deemed to be incidental operations as defined by SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The income generated by the incidental operations has been recorded as a reduction to the development cost of the project.

1133 York Avenue

In October 2004, the Company invested $0.5 million in exchange for an 8.7% non-managing preferred interest in LBREP York Avenue Holdings, LLC, a joint venture that was formed to operate as a real estate business, to acquire, own, manage, develop, and sell real estate assets. In December 2005, the joint venture issued new debt on an existing property. The proceeds were distributed to each of the partners in accordance with the operating agreement of which the Company received $0.5 million which was recorded as a return of the Company’s equity investment.

Alpine Meadows

In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and will be allocated 65% of any losses. The Company also provided a $30.5 million first mortgage loan that matures in August 2009 and bears interest at pricing over one month LIBOR. The outstanding balance on this loan was $29.4 million at December 31, 2007.

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

The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and has funded a $2.9 million interest reserve for the first year. If the loan is not satisfied during the first year the Company will fund a $2.9 million interest reserve for the second year. The Company also contributed $0.5 million to cover other operational costs of acquiring and maintaining the property. The Company retains a non-controlling 50% equity interest in the property.

Prime Outlets

In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC (“POM,”) which owns 15% of a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounts for this investment under the equity method. Additionally, the Company has a 16.7% carried profits interest in the borrowing entity.

As of December 31, 2005, the Company had a mezzanine loan outstanding to an affiliate entity of the joint venture for $30.1 million. In addition, the Company had a $10.0 million junior loan participation interest outstanding to an affiliate entity of the joint venture as of December 31, 2005. The loans required monthly interest payments based on one month LIBOR and matured in January 2006. In June 2005, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

which the Company received $36.5 million. In accordance with this transaction, the joint venture members of POM agreed to guarantee $38.0 million of the new debt. The guarantee expires at the earlier of maturity or prepayment of the debt and would require performance by the members if not repaid in full. This guarantee was allocated to the members in accordance with their ownership percentages. Of the distribution received by the Company during 2005, $17.2 million was recorded as interest income, representing the portion attributable to the 16.7% carried profits interest, $2.1 million was recorded as a return of the Company’s equity investment, $8.0 million was recorded as income from equity affiliates, representing the portion attributable to the 7.5% equity interest, and $9.2 million was recorded as deferred revenue, representing the Company’s portion of the $38.0 million guarantee.

In January 2006, POM refinanced the debt on a portion of the assets in its portfolio and repaid in full the debt that was added in June 2005 and the $30.1 million mezzanine loan and the $10.0 million junior loan participating interest that the Company had outstanding as of December 31, 2005. As a result, the $38.0 million guarantee was removed and the Company recorded the $9.2 million of deferred revenue, $6.3 million as interest income and $2.9 million as income from equity affiliates. In 2006, POM refinanced the debt on a portion of the assets in its portfolio, receiving proceeds in excess of the amount of the previously existing debt. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. In December 2006, the Company received a $6.0 million distribution from POM and recorded $4.1 million as interest income, representing the portion attributable to the 16.7% carried profits interest and $1.9 million as income from equity affiliates, representing the portion attributable to the 7.5% equity interest.

In 2007, the Company received distributions from POM of $16.2 million as a result of excess proceeds from refinancing and sales activities on certain assets in the POM portfolio. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. The Company recorded $11.2 million as interest income representing the portion attributable to the 16.7% carried profits interest and $5.0 million as income from equity affiliates representing the portion attributable to the 7.5% equity interest.

Summarized consolidated financial information of POM (amounts in thousands):

	December 31,
	2007	2006

Balance Sheets
Assets:
Cash and cash equivalents	$36,904	$58,338
Real estate assets	726,397	661,349
Other assets	142,921	132,611

Total assets	$906,222	$852,298

Liabilities:
Notes payable	$1,200,700	$958,678
Other liabilities	46,877	12,547

Total liabilities	1,247,577	971,225

Shareholders’ equity Arbor	—	—
Shareholders’ deficit	(341,355)	(118,927)

Total shareholders’ deficit	(341,355)	(118,927)

Total liabilities and equity	$906,222	$852,298

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

	For the Year Ended December 31,
	2007	2006	2005

Income Statements:
Revenue:
Rental income	$100,147	$93,624	$82,759
Reimbursement income	48,471	45,578	42,978
Other income	30,616	51,970	11,353

Total revenues	179,234	191,172	137,090

Expenses:
Operating expenses	85,640	82,707	73,198
Interest expense	58,662	61,796	35,725
Depreciation and amortization	31,830	29,209	31,211
Other expenses	39,322	—	2,691

Total expenses	215,454	173,712	142,825

Net (loss)/income	$(36,220)	$17,460	$(5,735)

Condensed Combined Financial Statements

The condensed combined balance sheets for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total assets at December 31, 2007 and 2006 are as follows (amounts in thousands):

	December 31,
	2007	2006

Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$8,594	$639
Real estate assets	738,536	320,082
Other assets	46,602	31,268

Total assets	$793,732	$351,989

Liabilities:
Notes payable	$577,217	$379,800
Other liabilities	16,720	7,287

Total liabilities	593,937	387,087

Shareholders’ equity Arbor	15,057	3,037
Shareholders’ equity/(deficit)	184,738	(38,135)

Total shareholders’ equity/(deficit)	199,795	(35,098)

Total liabilities and equity	$793,732	$351,989

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

The condensed combined statements of operations for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total income for the years ended December 31, 2007, 2006 and 2005, are as follows (amounts in thousands):

	For the Year Ended
	2007	2006	2005

Income Statements:
Revenue:
Rental income	$24,713	$36,449	$40,865
Reimbursement income	7,007	9,064	13,510
Other income	2,981	3,587	24

Total revenues	34,701	49,100	54,399

Expenses:
Operating expenses	18,098	23,851	22,791
Interest expense	23,114	23,581	36,367
Depreciation and amortization	9,924	8,248	8,275
Other expenses	404	384	477

Total expenses	51,540	56,064	67,910

Net loss	$(16,839)	$(6,964)	$(13,511)

Issuance of Junior Subordinated Notes

In April 2007, the Company invested $1.6 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $53.1 million of junior subordinate notes. In 2006, the Company invested $2.0 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $67.0 million of junior subordinate notes. In 2005, the Company invested $4.7 million for 100% of the common shares of five affiliate entities of the Company which were formed to facilitate the issuance of $155.9 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on three-month LIBOR. The financing terms of these junior subordinate notes are presented in the notes payable table of Note 6. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 8.

Note 6 —	Debt Obligations

The Company utilizes repurchase agreements, term and revolving credit agreements, warehouse lines of credit, working capital lines, loan participations, collateralized debt obligations and junior subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Repurchase Agreements

The following table outlines borrowings under the Company’s repurchase agreements as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Debt Carrying	Collateral Carrying	Debt Carrying	Collateral Carrying
	Value	Value	Value	Value

Repurchase agreement, Wachovia Bank, National Association, $370 million committed line, expired October 2007, interest was variable based on one-month LIBOR; the weighted average note rate was 0% and 6.99%, respectively	$—	$—	$328,546,202	$521,561,563
Repurchase agreement, financial institution, $100 million committed line, expired July 2007, interest was variable based on one-month LIBOR; the weighted average note rate was 0% and 5.55%, respectively	—	—	20,653,994	22,100,176
Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expired December 2007 with final repayment due June 2008 (repaid in February 2008), interest is variable based on one-month LIBOR; the weighted average note rate was 7.10% and 7.29%, respectively	23,321,740	38,000,000	46,647,163	83,459,519
Repurchase agreement, financial institution, $200 million committed line, expiration October 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 6.03%	165,571,254	241,547,947	—	—
Repurchase agreement, financial institution, $100 million committed line, expiration September 2008, interest is variable based on one-month LIBOR; the weighted average note rate was 6.66%	56,044,935	70,103,865	—	—

Total repurchase agreements	$244,937,929	$349,651,812	$395,847,359	$627,121,258

In March 2007, the Wachovia Bank, National Association (“Wachovia”) repurchase agreement was amended to increase the committed amount of this facility to $775.0 million from $500.0 million and to extend the maturity to May 15, 2007. The increase in the available financing to $775.0 million was reduced to $350.0 million on the day

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

of the initial funding of a separate repurchase agreement that the Company entered into with the Variable Funding Capital Company, LLC. This repurchase agreement was also amended in June 2007 to increase the committed amount of this facility to $370.0 million from $350.0 million and extend the maturity to October 31, 2007. In November 2007, the Company entered into two new credit agreements with Wachovia which replaced this repurchase agreement. See “Notes Payable” discussed below.

In March 2007, the Company entered into a $425.0 million master repurchase agreement with Variable Funding Capital Company LLC, (“VFCC”). This facility had a maturity date of March 28, 2010 and bears interest at pricing over the VFCC commercial paper rate. This repurchase agreement was amended in June 2007 to decrease the committed amount of the facility to $387.0 million. In November 2007, the Company entered into two new credit agreements with Wachovia which replaced this repurchase agreement. See “Notes Payable” discussed below.

The Company had a $100.0 million committed line with a financial institution for the purpose of financing securities available for sale. During the first quarter of 2007, the Company sold its entire portfolio of securities available for sale and utilized the proceeds of such sale to repay this facility in its entirety. This agreement expired in July 2007.

The Company’s $100.0 million master repurchase agreement with Nomura Credit and Capital, Inc. expired in December 2007. The Company exercised its right under the repurchase agreement to extend the repayment date until June 2008. No further advances may be taken under this agreement. This facility was repaid in its entirety in February 2008.

In October 2006, the Company entered into a $150.0 million master repurchase agreement with a financial institution. The facility has a rolling one year term not to exceed three years from the effective date of the agreement and bears interest at pricing over LIBOR. In December 2007, this repurchase agreement was amended to increase the committed amount of this facility to $200.0 million from $150.0 million.

In September 2007, the Company amended its $50.0 million warehouse credit facility which changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million, and extends the maturity date to September 2008. The repurchase agreement facility bears interest at pricing over LIBOR. Subsequent to December 31, 2007, the Company was notified that no further advances could be taken under this facility. The facility matures in September 2008 and, under the terms of the repurchase agreement the facility will be paid in its entirety by December 2008.

In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. These transactions may not qualify as a purchase by the Company under FSP FAS 140-3 which is effective for fiscal years beginning after November 15, 2008. The Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. See Note 2 — “Summary of Significant Accounting Polices — Recently Issued Accounting Pronouncements” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.58% and 9.11%, respectively	$27,070,000	$27,070,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.31% and 8.63%, respectively	25,780,000	25,780,000
Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.42% and 8.58%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.23% and 8.63%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.76% and 8.13%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.93% and 7.98%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.85% and 7.88%, respectively	15,464,000	15,464,000
Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.24%	14,433,000	—
Junior subordinated notes, maturity April 2037, unsecured, face amount of $38.7 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.23%	38,660,000	—

Total junior subordinated notes	$276,055,000	$222,962,000

The junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.

In 2007, the Company, through wholly-owned subsidiaries of the operating partnership, issued a total of $53.1 million of junior subordinate notes in two separate private placements. These securities are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At December 31, 2007, the outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 7.84%. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 8.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Term credit agreement, Wachovia Bank, National Association, $473 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.87%	$412,095,278	$768,814,515	$—	$—
Revolving credit agreement, Wachovia Bank, National Association, $100 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.89%	6,759,220	26,127,598	—	—
Term credit agreement, Wachovia Bank, National Association, $69 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 7.36%	66,500,000	115,000,000	—	—
Bridge loan warehouse, financial institution, $90 million committed line, expiration October 2008, interest rate variable based on Prime or LIBOR, the weighted average note rate was 6.51% and 7.10%, respectively	62,897,875	93,050,000	20,235,000	21,659,275
Working capital facility, Wachovia Bank, National Association; $60 million committed line, expiration June 2008 with two one year renewal options, interest is variable based on one-month LIBOR, the weighted average note rate was 6.96%	47,907,965	—	—	—
Warehousing credit facility, financial institution, $50 million committed line. Facility was amended in September 2007 and changed to a repurchase agreement. Interest was variable based on one-month LIBOR; the weighted average note rate was 0% and 7.06%, respectively	—	—	11,814,240	13,365,451
Junior loan participation, maturity April 2008, secured by Company’s interest in a second mortgage loan with a principal balance of $60 million, participation interest was based on a portion of the interest received from the loan, the loan’s interest was variable based on one-month LIBOR. The loan participation was paid in full in May 2007	—	—	59,400,000	59,400,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

	December 31, 2007		December 31, 2006
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, maturity December 2008, secured by Company’s interest in a first mortgage loan with a principal balance of $68.5 million, participation interest was based on a portion of the interest received from the loan, the loan’s interest was variable based on one-month LIBOR. The loan participation was paid in full in February 2007	—	—	3,000,000	3,000,000
Junior loan participation, maturity April 2007, secured by Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of interest. The loan participation was repaid in September 2007	—	—	125,000	125,000

Total notes payable	$596,160,338	$1,002,992,113	$94,574,240	$97,549,726

In November 2007, the Company entered in two new credit agreements with Wachovia which replaced two of the Company’s existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia. The outstanding balance under these two repurchase agreements totaled approximately $542.0 million at the time the repurchase agreements were replaced. See “Repurchase Agreements” discussed above.

The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment. The facility has a commitment period of two years with a one year extension option to November 2010, bears interest at pricing over LIBOR, and has eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $473.0 million term loan component has repayment provisions which include reducing the outstanding balance to $425.0 million by December 31, 2007 and to $300.0 million by December 31, 2008. The outstanding balance under the term component of this facility was $412.1 million at December 31, 2007. The $100.0 million revolving commitment is used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. The outstanding balance under the revolving component of this facility was $6.8 million at December 31, 2007.

The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension option to November 2010 and bears interest at pricing over LIBOR. This agreement includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. The Company has also pledged its 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of this agreement. In the second and third year of this term facility, the Company is required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

In August 2007, the Company amended the bridge loan warehouse agreement to extend the maturity from August 2007 to October 2007. In October 2007, the Company amended the agreement to extend the maturity from October 2007 to October 2008 and increased the committed amount of the facility to $90.0 million.

In June 2007, the Company entered into a $60.0 million working capital facility with Wachovia. This facility has a maturity date of June 2008, with two one year extension options, and bears interest at pricing over one-month LIBOR.

In September 2007, the Company amended its $50.0 million warehouse credit facility, which changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million and extended the maturity date to September 2008. The repurchase agreement facility bears interest at pricing over LIBOR. See “Repurchase Agreements” discussed above.

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

Collateralized Debt Obligations

The following table outlines borrowings under the Company’s collateralized debt obligations as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
	Debt	Debt
	Carrying	Carrying
	Value	Value

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest rate variable based on three-month LIBOR; the weighted average note rate was 5.48% and 6.10%, respectively	$283,319,000	$291,319,000
CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 5.58% and 6.11%, respectively	347,990,000	352,710,000
CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 5.12% and 5.82%, respectively	519,700,000	447,500,000

Total CDOs	$1,151,009,000	$1,091,529,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

On January 19, 2005, the Company completed its first collateralized debt obligation issuing to third party investors four tranches of investment grade collateralized debt obligations, (“CDO I”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (“the Issuer”). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade rated notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. CDO I may be replenished with substitute collateral for loans that are repaid during the first four years of CDO I. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO I. Proceeds from CDO I are distributed quarterly with approximately $2.0 million being paid to investors as a reduction of their capital invested. Proceeds of $8.0 million were distributed and recorded as a reduction of the CDO liability in both 2007 and 2006. The outstanding note balance for CDO I was $283.3 and $291.3 million at December 31, 2007 and 2006, respectively.

On January 11, 2006, the Company completed its second collateralized debt obligation issuing to third party investors nine tranches of investment grade collateralized debt obligations, (“CDO II”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). At inception, the Issuer II held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475.0 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with an initial principal amount of approximately $356.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested. Proceeds of $4.7 million and $3.5 million were distributed and recorded as a reduction of the CDO II liability during 2007 and 2006, respectively. The outstanding note balance for CDO II was $348.0 million and $352.7 million at December 31, 2007 and 2006, respectively.

On December 14, 2006, the Company completed its third collateralized debt obligation issuing to third party investors 10 tranches of investment grade collateralized debt obligations, (“CDO III”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. (“the Issuer III”). At inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade rated notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The 10 investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO III may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO III. The outstanding note balance for CDO III was $519.7 million and $447.5 million at December 31, 2007 and 2006, respectively. The revolving note facility had not been utilized at December 31, 2006.

The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, CDOs are consolidated in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

Proceeds from the sale of the 23 investment grade tranches issued in CDO I, CDO II and CDO III were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets.

Debt Covenants

Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. The Company was in compliance with all financial covenants and restrictions at December 31, 2007 and 2006.

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

In 2007, the Company issued 3,409,965 shares of common stock, of which 2,700,000 shares were issued in a public offering in June 2007, 590,864 common shares were payment for ACM’s incentive management fee and 119,101 shares of restricted common stock under the stock incentive plan. The increase in the Company’s outstanding shares resulted in a reduction of ACM’s limited partnership interest in ARLP from 18% at December 31, 2006 to approximately 16% at December 31, 2007. The $99.2 million increase in stockholders’ equity during the year ended December 31, 2007 was largely attributable to the $73.6 million of net proceeds received from the issuance of the 2,700,000 shares of stock. Minority interest increased by approximately $7.4 million to $72.9 million at December 31, 2007 compared to $65.5 million at December 31, 2006 reflecting both ACM’s limited partnership interest in the increase in stockholders’ equity during the year ended December 31, 2007, partially offset by the decrease in ACM’s limited partnership interest in ARLP and its wholly-owned subsidiaries to approximately 16%.

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

ACM’s minority interest in ARLP is represented by operating partnership units and is adjusted at the end of each reporting period to an amount equal to ACM’s ownership percentage of ARLP’s net equity. ACM owned approximately 16% (3,776,069 units) and 18% (3,776,069 units) of ARLP at December 31, 2007 and 2006, respectively. ACM may redeem each of these operating partnership units for cash or, at the Company’s election, each unit may be converted into the Company’s common stock on a one-for-one basis. If the units are redeemed for cash, the redemption price of each unit will equal the fair market value of one share of common stock, calculated as the average of the daily closing prices for the ten consecutive trading days immediately preceding the date of determination. The Company would have paid $64.6 million, or $17.10 per unit, if the units were redeemed for cash at December 31, 2007, compared to $110.0 million, or $29.13 per unit, if the units were redeemed for cash at December 31, 2006. ACM’s redemption rights are subject to certain provisions with respect to ownership limitations in order for the Company to maintain its REIT status.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

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

Note 8 —	Variable Interest Entities

FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of December 31, 2007, the Company has identified 42 loans and investments which were made to entities determined to be VIEs.

The following is a summary of the identified VIEs as of December 31, 2007:

	Origination	Carrying
Type	Date	Amount	Property	Location

Loan and investment	Jul-04	$120,209,461	Condo	New York
Loan and investment	Dec-03	51,136,960	Office	New York
Loan	Aug-05	17,050,000	Office	New York
Loan	Jan-06	1,800,000	Multifamily	New York
Loan	Mar-06	10,000,000	Office	Pennsylvania
Loan and investment	Jun-06	84,281,694	Land	California
Loan	Aug-06	4,967,454	Multifamily	Indiana
Loan	Aug-06	7,000,000	Office	Texas
Loan	Sep-06	2,800,000	Office	Rhode Island
Loan	Jul-06	7,239,155	Multifamily	South Carolina
Loan	Dec-06	28,000,000	Office	New York
Loan	Oct-06	1,557,992	Multifamily	South Carolina
Loan	Oct-06	2,343,012	Multifamily	North Carolina
Loan	Oct-06	14,500,000	Multifamily	Florida
Loan	Dec-06	33,100,000	Multifamily	Maryland
Loan	Dec-06	63,885,000	Multifamily	New York
Loan	Jan-07	4,091,809	Multifamily	Texas
Loan	Mar-07	1,960,000	Office	South Carolina
Loan	Mar-07	67,000,000	Office	New York
Loan	Mar-07	7,949,709	Multifamily	Indiana
Loan	Feb-07	63,358,810	Multifamily	Florida
Loan	Mar-07	2,000,000	Multifamily	Florida
Loan and investment	Mar-07	5,498,766	Multifamily	Indiana
Loan	Mar-07	3,726,675	Hotel	Arizona

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

	Origination	Carrying
Type	Date	Amount	Property	Location

Loan and investment	Mar-07	45,000,000	Multifamily	Michigan
Loan and investment	Jun-07	115,000,000	Hotel	Various
Loan	Jun-07	10,079,732	Office	Florida
Loan	Jun-07	27,510,000	Multifamily	Arizona
Loan	Jul-07	10,938,092	Multifamily	Texas
Loan	Jul-07	9,471,765	Multifamily	Texas
Loan	Jul-07	4,654,941	Multifamily	Texas
Loan	Jul-07	22,413,657	Hotel	California
Loan	Nov-07	4,891,250	Land	Hawaii
Investment	Dec-05	1,550,000	Junior subordinated notes(1)	N/A
Investment	May-06	1,550,000	Junior subordinated notes(1)	N/A
Investment	Mar-05	820,000	Junior subordinated notes(1)	N/A
Investment	Apr-05	780,000	Junior subordinated notes(1)	N/A
Investment	Apr-05	774,000	Junior subordinated notes(1)	N/A
Investment	Jun-05	774,000	Junior subordinated notes(1)	N/A
Investment	Jun-06	464,000	Junior subordinated notes(1)	N/A
Investment	Apr-07	433,000	Junior subordinated notes(1)	N/A
Investment	Apr-07	1,160,000	Junior subordinated notes(1)	N/A

(1)	These entities that issued the junior subordinated notes are VIEs. It is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

For the 42 VIEs identified, the Company has determined that it is not the primary beneficiaries of the VIEs and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.

Note 9 —	Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133 which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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
December 31, 2007

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

The following is a summary of the derivative financial instruments held by the Company as of December 31, 2007 and 2006: (Dollars in Thousands)

	Notional Value			Fair Value
Designation\	December 31,	December 31,	Expiration	December 31,	December 31,
Cash Flow	2007	2006	Date	2007	2006

Non-Qualifying	$1,303,631	$1,203,948	2009-2015	$2,543	$1,514

Qualifying	$776,232	$445,366	2010-2017	$(29,872)	$658

The fair value of Non-Qualifying Hedges was $2.5 million and $1.5 million as of December 31, 2007 and December 31, 2006, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheet. For the year ended December 31, 2007 the change in fair value of the Non-Qualifying Swaps was $1.0 million. This change was comprised of a $1.7 million increase in fair value relating to current Non-Qualifying hedges, offset by a $0.7 million decrease relating to the termination of a Non Qualifying Swap in January 2007. For the year ended December 31, 2006 the change in fair value of the Non-Qualifying Swaps was $0.7 million. For the year ended December 31, 2007 and 2006, $1.7 million and $0.7 million, respectively, was recorded as a reduction to interest expense in the Consolidated Income Statement.

The fair value of Qualifying Cash Flow Hedges as of December 31, 2007 and December 31, 2006 was $(29.9) million and $0.7 million, respectively, and was recorded in other comprehensive (loss)/income and in other assets and other liabilities in the Consolidated Balance Sheet. As of December 31, 2007, the Company expects to reclassify approximately ($7.4) million of other comprehensive (loss)/income from Qualifying Cash Flow Hedges to earnings over the next twelve months assuming interest rates on that date are held constant.

In June 2005, the Company entered into an interest rate swap agreement on one of its junior subordinated notes relating to one of its series of Trust Preferred securities (“Trust Preferred swap”) that was accounted for as a cash flow hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the Trust Preferred swap as a hedge, which allowed the Company to assume no ineffectiveness in this transaction as long as critical terms did not change. During 2006, the Company concluded that the Trust Preferred swap did not qualify for this method in prior periods. The presence of an interest deferral feature in the Trust Preferred security, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made to the hedged item and resulted in the reclassification of approximately $0.7 million of the cumulative fair value of the Trust Preferred swap in the balance sheet to income from swap derivative in the income statement during 2006. This was a result of a change in accounting treatment according to a technical clarification of accounting for interest rate swaps on Trust Preferred securities during 2006. As of December 31, 2006, the Company re-evaluated the overall effectiveness of this swap, as required under SFAS 133, and determined it does not qualify as a cash flow hedge. During the fourth quarter of 2006, the Company recorded a $14,575 decrease in the market value of this swap in the income statement and this swap was terminated in January 2007.

During 2007 and 2006, the Company terminated interest rate swap derivatives having combined notional values of $181.7 million and $25.9 million, respectively. As of December 31, 2007, and 2006, respectively

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

$1.9 million and $1.6 million of cumulative unrealized hedging gains on terminated interest swaps are deferred through other comprehensive (loss)/income. Gains and losses on terminated interest rate swaps are being accreted to income over the original life of the related interest rate swap agreement as the hedged item was designated on current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction remains more likely than not to occur. The Company recorded $0.3 million as a reduction to interest expense related to the accretion of these gains for both the years ended December 31, 2007 and 2006. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.

The cumulative amount of other comprehensive income (loss) related to net unrealized gains (losses) on derivatives designated as Cash Flow Hedges as of December 31, 2007 and December 31, 2006 of $(28.0) million and $2.3 million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(29.9) million and $0.7 million, respectively, and deferred gains on termination of interest swaps of $1.9 million and $1.6 million, respectively. The remaining portion included in other comprehensive income (loss) is related to the Company’s available for sale securities as discussed in Note 4 “Available For Sale Securities” of these Consolidated Financial Statements.

Note 10 —	Commitments and Contingencies

As of December 31, 2007, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Notes payable(2)	$232,901	$42,000	$321,259	$—	$—	$—	$596,160
Collateralized debt obligations(3)	12,720	96,493	96,493	303,470	641,833	—	1,151,009
Repurchase agreements	79,367	165,571	—	—	—	—	244,938
Trust preferred securities	—	—	—	—	—	276,055	276,055
Outstanding unfunded commitments(4)	94,338	41,756	9,853	7,180	1,467	899	155,493

Totals	$419,326	$345,820	$427,605	$310,650	$643,300	$276,954	$2,423,655

(1)	Represents amounts due based on contractual maturities.

(2)	Maturity date for Wachovia term and revolving facilities includes the one year extension option.

(3)	Comprised of $283.3 million of CDO I debt, $348.0 million of CDO II debt and $519.7 million of CDO III debt with a weighted average remaining maturity of 2.48, 3.94 and 4.48 years, respectively, as of December 31, 2007.

(4)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $155.5 million as of December 31, 2007, that it is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

Litigation

The Company currently is neither subject to any material adverse litigation nor, to management’s knowledge, is any material adverse litigation currently threatened against the company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Note 11 —	Stockholders’ Equity

Common Stock

The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

The Company paid its incentive compensation management fee to ACM in a combination of cash and shares of common stock during 2007. The following table presents the number of shares of common stock issued by the Company during 2007 for the portion of its incentive compensation management fee paid in common stock:

	For the	Number of Common
Issued	Quarter Ended	Shares Issued

February 2007	December 2006	121,005
May 2007	March 2007	137,873
August 2007	June 2007	269,984
November 2007	September 2007	62,002

	Total	590,864

In March 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.

In June 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At December 31, 2007, the Company had $425.3 million available under this shelf registration.

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

One third of the 8,501 shares of restricted stock granted to each director vested as of the date of grant, another one third will vest in April 2008, and the remaining third will vest in April 2009.

In August 2006, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to one million shares of its common stock. At management’s discretion, shares may be acquired on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2006, the Company repurchased 279,400 shares of its common stock in the open market and under a 10b5-1 plan at a total cost of $7.0 million (an average cost of $25.10 per share). This plan expired on February 9, 2007 and the Company did not purchase any shares during the year ended December 31, 2007.

The Company had 20,519,335 and 17,109,370 shares of common stock outstanding at December 31, 2007 and 2006, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Deferred Compensation

The Company has a stock incentive plan, under which the board of directors has the authority to issue shares of stock to certain directors, officers, and employees of the Company and ACM. Under the stock incentive plan as amended in 2005, 685,000 shares of common stock were reserved for issuance pursuant to restricted stock awards. As of December 31, 2007, unvested share based compensation consisted of 189,430 shares of restricted stock with an unamortized value of $2.5 million. Subject to vesting provisions, these costs will be recognized as expense over the next few years. The Company had 136,333 unvested shares of restricted stock at December 31, 2006.

In April 2007, the Company issued an aggregate of 119,101 shares of restricted common stock under the stock incentive plan, of which 110,600 shares were awarded to certain employees of the Company and ACM and 8,501 shares were issued to non-management members of the board of directors. One fifth of the 110,600 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, the second one-fifth will vest in April 2008, the third one-fifth will vest in April 2009, the fourth one-fifth will vest in April 2010, and the remaining one-fifth will vest in April 2011. One third of the 8,501 shares of restricted stock granted to each director was vested as of the date of grant, another one third will vest in April 2008, and the remaining third will vest on April 2009.

Dividends are paid on the restricted shares as dividends were paid on shares of the Company’s common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2007, 2006 and 2005, compensation expense related to this plan totaled $2.5 million, $2.3 million and $1.6 million, respectively. Such amounts appear on the Company’s Consolidated Income Statement under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

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

For the year ended December 31, 2005, 287,144 common stock warrants were exercised for a total amount of $4.2 million and 282,766 common shares were issued. As of December 31, 2006, there were no outstanding common stock warrants, as they expired July 1, 2005, under the Company’s July 1, 2003 warrant agreement.

Preferred Stock

Concurrent with the formation of the Company, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of the Company, in exchange for 3,146,724 units of limited partnership interest in ARLP and warrants to purchase an additional 629,345 operating partnership units. Concurrently, the Company, ARLP and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. The preferred stock was issued to ACM by the Company in exchange for a capital contribution in the amount of $31,467. Each share of special voting preferred stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. A holder of special voting preferred stock will not be entitled to any regular or special dividend payments or other distributions, other than a $0.01 per share liquidation preference. The Company has classified and designated 5,000,000 shares of its 100,000,000 authorized shares of preferred stock as special voting preferred stock. In 2004, ACM exercised 629,345 warrants in exchange for operating partnership units resulting in the issuance of 629,345 shares of preferred stock. As of December 31, 2007 and 2006, the Company had 3,776,069 shares issued and outstanding.

Note 12 —	Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing net income adjusted for income allocated to minority interest by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are ARLP’s operating partnership units, warrants to purchase additional shares of common stock and warrants to purchase additional operating partnership units. The dilutive effect of the warrants is calculated using the treasury stock method.

In 2007, ACM, the manager of the Company, earned incentive management fees totaling $40.8 million. Based on the terms of the management agreement, ACM elected to be paid its incentive management fees partially in cash totaling $27.1 million and partially in common shares totaling 556,631 of which 86,772 were issued in 2008.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings per share computations for the years ended December 31, 2007, 2006, and 2005, respectively.

	For the Year Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$84,533,878	$84,533,878	$50,413,807	$50,413,807	$50,387,023	$50,387,023
Add: income allocated to minority interest	—	16,989,177	—	11,104,481	—	11,280,981

Earnings per EPS calculation	$84,533,878	$101,523,055	$50,413,807	$61,518,288	$50,387,023	$61,668,004

Weighted average number of common shares outstanding	19,022,616	19,022,616	17,161,346	17,161,346	16,867,466	16,867,466
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	71,474	—	64,389	—	10,934
Dilutive effect of warrants	—	—	—	—	—	18,033

Total weighted average common shares outstanding	19,022,616	22,870,159	17,161,346	21,001,804	16,867,466	20,672,502

Earnings per common share	$4.44	$4.44	$2.94	$2.93	$2.99	$2.98

Note 13 —	Related Party Transactions

Due to related party was $2.4 million at December 31, 2007 and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to the Company in February 2008. Due to related party was $4.0 million at December 31, 2006 and consisted of $3.9 million of management fees that were due to ACM and remitted in February 2007 and $0.1 million of escrows received at loan closings that were due to ACM and remitted in January 2007.

As of December 31, 2006 and 2005, the Company had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. The Company provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from the original loan for the year ended December 31, 2007, 2006 and 2005, was approximately $0.1 million, $0.7 million and $0.6 million, respectively.

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

In June 2007, the Company provided a $0.6 million mezzanine loan for the development of a 38 unit rental apartment complex in Connecticut that matures in July 2012 and bears interest at a fixed rate of 7.97%. The first mortgage loan was originated by ACM. The borrower was delinquent and in October 2007, ACM purchased the $0.6 million loan from the Company at par including all accrued and unpaid interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At December 31, 2007, ACM’s investment in this joint venture was approximately $0.2 million. The Company had a $28.3 million preferred equity investment to this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by the Company in March 2006. The loan required monthly interest payments based on one month LIBOR and had a maturity date of September 2007. The loan was repaid in full in November 2006. Interest income recorded from this loan for the year ended December 31, 2006 was approximately $2.7 million.

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

The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 90% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds a 16% limited partnership interest in the Company’s operating partnership and 20% of the voting power of its outstanding stock.

Note 14 —	Distributions

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

The following table presents dividends paid by the Company on its common stock for the years ended December 31, 2007, 2006 and 2005.

		For Tax Purposes
		Dividend Classified as				Capital Gain		Dividend Classified
		Ordinary Income				Distribution		as Return of Capital
		Dividend		Dividend			Dividend		Dividend
	Total	Paid		Paid	Qualified		Paid		Paid
	Dividends	Per		Per	Dividend		Per		Per
Year	Paid	Share	Percent	Share	Income(1)	Percent	Share	Percent	Share
				(In thousands)

2007	$46,586	$2.46	94.31%	$2.32	18.10%	5.69%	$0.14	—	—
2006	$44,120	$2.57	77.43%	$1.99	0.50%	—	—	22.57%	$0.58
2005	$37,747	$2.24	54.02%	$1.21	—	—	—	45.98%	$1.03

(1)	Qualified dividend income is eligible for reduced dividend rates.

The Company has also declared and paid distributions of $14,500 and $14,143 for the year ended December 31, 2007 and 2006, respectively, representing the 12.5% return on the preferred shares of its private REIT.

On January 25, 2008 the Company declared distributions of $0.62 per share of common stock, payable with respect to the three months ended December 31, 2007, to stockholders of record at the close of business on February 15, 2008. These distributions were subsequently paid on February 26, 2008.

In order to satisfy the REIT requirements for distributing taxable income, the Company expects to make a special dividend distribution in 2008 related to a portion of REIT taxable income earned in 2007, which is in excess of the amount distributed through the Company’s regular, quarterly dividends.

Note 15 —	Management Agreement

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
December 31, 2007

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

The incentive compensation is measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year. At least 25% of this incentive compensation fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive management fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive compensation fee is accrued as it is earned. In accordance with Issue 4(b) of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31, the Company remeasures the incentive fee expense paid to ACM in shares of the company’s common stock in accordance with the guidance provided by Issue 4(a) of EITF 96-18, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee was adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee was determined. In the event the calculated incentive compensation for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined. In 2007, 2006 and 2005, the full year incentive fee was greater than the sum of the quarterly installments.

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

ACM, pursuant to the management agreement with the Company, and Mr. Kaufman, pursuant to his non-competition agreement with the Company, have granted the Company a right of first refusal to pursue all opportunities identified by them or their affiliates to invest in multifamily and commercial mortgage loans and customized financing transactions, including bridge loans, mezzanine loans, preferred equity investments, note acquisitions and participation interests in owners of real properties (collectively, “Structured Finance Investments”) as long as such investment opportunities are consistent with the Company’s investment objectives and guidelines and such investments would not adversely affect the Company’s status as a REIT. These agreements also provide

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

that ACM or Mr. Kaufman, as the case may be, may pursue any opportunity in Structured Finance Investments if the opportunity is rejected by both the Company’s credit committee and a majority of the Company’s independent directors.

Pursuant to the management agreement and Mr. Kaufman’s non-competition agreement, the Company has agreed not to pursue, and to allow ACM and its affiliates, including Mr. Kaufman, to pursue opportunities to invest in multi-family and commercial mortgage loans that meet the underwriting and approval guidelines of Fannie Mae, the Federal Housing Administration and conduit commercial lending programs secured by first liens on real property (collectively, the “Manager Target Investments”). In addition to its exclusive right to pursue Manager Target Investments, ACM and its affiliates may pursue any other type of investment (except Structured Finance Investments) without the Company’s consent.

The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Year Ended December 31,
Management Fees:	2007	2006	2005

Base	$3,207,116	$2,638,587	$2,533,909
Incentive compensation — expensed	21,797,859	10,193,204	9,896,637

Total expensed	$25,004,975	$12,831,791	$12,430,546

Incentive compensation — prepaid	19,047,949	—	—

Total management fee	$44,052,924	$12,831,791	$12,430,546

For the years ended December 31, 2007, 2006 and 2005 ACM earned $3.2 million, $2.6 million, and $2.5 million, respectively in base management fees, of which approximately $0.3 million, $0.2 million, and $0.2 million was included in due to related party at December 31, 2007, 2006 and 2005, respectively. These amounts were paid in the quarters subsequent to each year end.

In 2007, ACM earned an incentive compensation installment totaling $40.8 million, of which $13.7 million was elected by ACM to be paid in 556,631 shares of common stock and $27.1 million paid in cash. Included in the $40.8 million of incentive compensation was $21.8 million recorded as management fee expense and $19.0 million recorded as prepaid management fees related to the incentive compensation management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property of one of the Company’s equity affiliates. As of December 31, 2007, ACM’s fourth quarter installment of $2.9 million was included in due to related party. As provided for in the management agreement, ACM elected to be paid its fourth quarter incentive compensation management fee partially in 86,772 shares of common stock with the remainder to be paid in cash totaling $1.5 million, which was subsequently paid in February 2008.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Note 16 —	Income Taxes

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

The taxable REIT subsidiaries’ provision for income taxes was comprised as follows:

	Year Ended December 31,
	2007	2006

Current tax provision:
Federal	$11,949,193	$105,606
State	7,135,807	44,394

Total current tax provision	19,085,000	150,000

Deferred tax provision:
Federal	(1,380,415)	—
State	(819,585)	—

Total deferred tax provision	(2,200,000)	—

Total provision	$16,885,000	$150,000

The Company did not record a provision for income taxes related to assets held in taxable REIT subsidiaries for the year ended December 31, 2005.

The taxable REIT subsidiaries’ effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2007	2006

U.S. federal statutory rate	35.0%	35.0%
State and local income taxes, net of federal tax benefit	11.3	10.2
Change in valuation allowance	(2.1)	(59.0)
Other	(0.6)	0.8

Effective income tax rate	43.6%	(13.0)%

The Company’s effective tax rate for 2007 and 2006 represents the tax on individual taxable REIT subsidiaries, some of which are in a net income or net loss position that are not combined for tax reporting purposes, but have been aggregated here for financial statement reporting purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

The significant components of deferred tax assets and (liabilities) were as follows:

	December 31,
	2007	2006

Deferred tax assets (liabilities):
Expenses not currently deductible	$182,496	$810,720
Net operating loss carryforwards	8,481	8,529,665
Interest in equity affiliates	2,200,000	(8,390,461)

Deferred tax assets	2,390,977	949,924
Valuation allowance	(190,977)	(949,924)

Net deferred tax assets	$2,200,000	$—

Deferred tax assets, net of deferred tax liabilities, are included in other assets in the Consolidated Balance Sheet. The taxable REIT subsidiaries have Federal and State net operating loss carryforwards as of December 31, 2007 of approximately $20,000 which expire through 2026 and approximately $18.7 million as of December 31, 2006, which were completely utilized during 2007.

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded the there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the year ended December 31, 2007, 2006 and 2005.

The Company commenced operations during 2003 and its initial income tax return has been closed without audit by the Internal Revenue Service and State taxing authorities.

Note 17 —	Due to Borrowers

Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Note 18 —	Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2007 and 2006. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Loans and investments, net	$2,592,093,930	$2,615,933,124	$1,993,525,064	$1,989,504,880
Related party loans, net	—	—	7,752,038	7,752,038
Available-for-sale securities	15,696,743	15,696,743	22,100,176	22,100,176
Derivative financial instruments	2,543,144	2,543,144	2,193,219	2,193,219
Financial liabilities:
Repurchase agreements	$244,937,929	$244,937,929	$395,847,359	$395,847,359
Collateralized debt obligations	1,151,009,000	1,053,105,030	1,091,529,000	1,091,529,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	214,377,868	222,962,000	222,962,000
Notes payable	596,160,338	596,160,338	94,574,240	94,574,240
Derivative financial instruments	29,871,505	29,871,505	21,577	21,577

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

Repurchase agreements and notes payable:  These facilities bear interest at rates that are similar to those available in the market currently. Therefore, fair values approximate the carrying values reported in the balance sheets.

Collateralized debt obligations:  Fair values are estimated based on broker quotations representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Junior subordinated notes to subsidiary trust issuing preferred securities:  Fair values of these notes are estimated using discounted cash flows based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Note 19 —	Subsequent Event

Lake in the Woods

At December 31, 2007, the Company had a $43.5 million bridge loan and a $1.5 million preferred equity investment that matures in June 2012 and bears interest at a fixed rate of 7.75%. The Company also had a 50% profits interest in the property. See Note 3 for further details on the history of this loan. The Company established a $1.0 million provision for loan loss related to this property reducing the carrying value to $44.0 million at December 31, 2007.

In February 2008, the property was sold for approximately $45.9 million and the Company provided the new sponsor with a $45.0 million first mortgage with a maturity date of February 2013 that bears interest at an initial fixed rate of 6.75% (of which 6.25% will be paid currently and 0.50% will be permitted to accumulate) which increases to 6.75% in the second and third year and to 7.75% for the fourth and fifth year of the loan. As part of the sale, the Company assumed approximately $2.1 million of advances for operating costs on behalf of the seller, increasing the carrying value of the loan to $46.1 million at the time of sale. As a result of the transaction, the Company received $0.9 million of cash proceeds, charged-off $1.0 million against the allowance for loan losses and incurred an additional loss of $0.2 million.

The new sponsor funded $3.9 million of equity including a $2.6 million cash interest and capital expenditure reserve and a $1.3 million of closing costs. In accordance with the terms of the new agreement, the Company has not retained a profits interest in the property.

Note 20 —	Summary Quarterly Consolidated Financial Information -Unaudited

The following tables represent summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Net income shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, in 2006, individual line items vary from such reports due to the presentation of the provision for income taxes as a separate line item in subsequent periods being retroactively reclassified from selling and administrative expense in 2006.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2007:	2007	2007	2007	2007

Total revenue	$62,265,956	$70,473,621	$74,817,460	$66,466,823
Total expenses	47,699,677	49,031,590	53,520,204	39,937,928

Income before income from equity affiliates, minority interest and provision for income taxes	14,566,279	21,442,031	21,297,256	26,528,895
Income from equity affiliates	5,407,997	3,139,809	26,025,788	—

Income before minority interest and provision for income taxes	19,974,276	24,581,840	47,323,044	26,528,895
Income allocated to minority interest	2,829,172	3,841,671	6,638,020	3,680,314

Income before provision for income taxes	17,145,104	20,740,169	40,685,024	22,848,581
Provision for income taxes	1,800,000	—	9,000,000	6,085,000

Net income	$15,345,104	$20,740,169	$31,685,024	$16,763,581

Basic earnings per common share	$0.75	$1.02	$1.76	$0.98

Diluted earnings per common share	$0.75	$1.02	$1.75	$0.97

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2006:	2006	2006	2006	2006

Total revenue	$52,407,466	$41,635,593	$38,897,481	$40,760,018
Total expenses	36,692,520	28,399,730	26,856,059	24,868,253

Income before income from equity affiliates, minority interest and provision for income taxes	15,714,946	13,235,863	12,041,422	15,891,765
Income from equity affiliates	1,875,000	—	—	2,909,292

Income before minority interest and provision for income taxes	17,589,946	13,235,863	12,041,422	18,801,057
Income allocated to minority interest	3,182,794	2,379,607	2,145,270	3,396,810

Income before provision for income taxes	14,407,152	10,856,256	9,896,152	15,404,247
Provision for income taxes	—	—	100,000	50,000

Net income	$14,407,152	$10,856,256	$9,796,152	$15,354,247

Basic earnings per common share	$0.84	$0.63	$0.57	$0.90

Diluted earnings per common share	$0.84	$0.63	$0.57	$0.90

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2007

		Periodic
		Payment	Maturity	Interest Pay Rate	Face	Carrying
Type	Location	Terms(1)	Date	Index(2)	Amount	Amount(3)

Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Condo	New York	IO	Dec-08	LIBOR + 3.50% LIBOR Floor 5.35%	$93,709,461	$93,709,461
Office	New York	IO	Apr-09	LIBOR + 3.50%	116,750,000	116,753,410
Multi-family	New York	IO	Jun-08	LIBOR + 1.40% LIBOR Floor 5.32%	88,000,000	88,000,000

					298,459,461	298,462,871

Bridge loans less than 3% of carrying amount of total loans:
Commercial			2008-2010	LIBOR + 3.25% − 4.75% Fixed 6.45%	58,943,031	58,945,662
Condo			2009	LIBOR + 2.84% − 3.00%	86,243,922	86,146,450
Hotel			2008-2010	LIBOR + 1.15% − 6.75%	285,806,450	285,232,345
Land			2008-2011	LIBOR + 3.50% − 6.48% Fixed 8.75% − 12.00%	279,597,697	279,219,804
Multi-family			2008-2017	LIBOR + 1.75% − 3.25% Fixed 6.60% − 11.40%	406,859,525	406,236,589
Office			2008-2016	LIBOR + 1.50% − 4.50% Fixed 6.2993% − 11.00%	219,598,388	219,028,530
Retail			2008	LIBOR + 2.15% − 4.50%	8,497,414	8,459,460

					1,345,546,427	1,343,268,840

Total Bridge Loans					1,644,005,888	1,641,731,711

Mezzanine Loans
Mezzanine loans less than 3% of carrying amount of total loans:
Commercial			2010-2011	LIBOR + 3.65% Fixed 8.55%	25,809,906	25,815,506
Condo			2008-2009	LIBOR + 7.00% Fixed 9.00%	40,290,820	40,290,820
Hotel			2009	LIBOR + 2.50% − 3.50%	30,000,000	29,727,809
Land			2011	—	10,000,000	10,000,000
Multi-family			2008-2017	LIBOR + 2.50% − 8.15% Fixed 6.00% − 10.32%	122,208,176	122,143,966
Office			2008-2017	LIBOR + 4.35% − 4.39% Fixed 9.33% − 10.722%	153,170,857	153,009,177
Retail			2008	LIBOR + 5.00%	3,000,000	2,988,842

Total Mezzanine Loans					384,479,759	383,976,120

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2007

		Periodic
		Payment	Maturity	Interest Pay Rate		Carrying
Type	Location	Terms(1)	Date	Index(2)	Face Amount	Amount(3)

Junior Participations:
Junior participation loans less than 3% of carrying amount of total loans:
Commercial			2010	Fixed 7.768%	3,644,875	3,685,794
Hotel			2009-2017	LIBOR + 3.735% − 3.985%	38,726,675	38,673,418
				Fixed 9.35%
Multi-family			2010-2014	LIBOR + 3.00%
				Fixed 5.00% − 10.039%	98,400,000	98,396,353
Office			2008-2017	LIBOR + 2.75% − 4.50%
				Fixed 5.32% − 12.80%	186,550,000	179,988,795
Retail			2008	Fixed 8.51%	13,500,000	13,628,155

Total Junior Participations					340,821,550	334,372,515

Preferred Equity Loans:
Preferred equity loans in excess of 3% of carrying amount of total loans:
Hotel	Various	IO	Jul-12	Fixed 10.00%(4)	115,000,000	115,164,539

All other preferred equity loans less than 3% of carrying amount of total loans:
Multi-family			2011-2017	LIBOR + 3.75% − 6.00%	81,887,959	81,948,773
				Fixed 7.75% − 11.40%
Office			2008-2015	LIBOR + 5.00% − 5.50%	23,500,000	23,500,000

					105,387,959	105,448,773

Total Preferred Equity Loans					220,387,959	220,613,312

Other Loans:
All other loans less than 3% of carrying amount of total loans:
Hotel			2023	Fixed 7.39%	1,790,288	1,790,288
Commercial			2012	LIBOR + 3.50%	9,609,984	9,609,984

Total Other Loans					11,400,272	11,400,272

Total Loans					$2,601,095,428	$2,592,093,930

(1)	IO = Interest Only.

(2)	References to LIBOR are to one- month LIBOR unless specifically stated otherwise.

(3)	The carrying amounts approximated the federal income tax basis.

(4)	Third party prior liens total $7,395,455,540 on this property.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2007

The following table reconciles the Company’s loans and investments carrying amounts for the periods indicated:

	For the year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$2,001,277,102	$1,254,575,444	$839,532,902
Additions during period:
New loan originations	2,007,838,793	1,458,153,387	1,013,337,330
Funding of unfunded loan commitments(1)	183,090,231	99,403,188	44,546,639
Accretion of unearned revenue	4,207,915	4,536,713	4,217,110
Deductions during period:
Loan payoffs	(1,211,825,279)	(694,679,234)	(549,374,602)
Loan partial payoffs	(124,950,640)	(9,787,780)	(25,018,823)
Unfunded loan commitments(1)	(263,477,563)	(107,821,883)	(58,291,827)
Unearned revenue	(1,566,629)	(3,102,733)	(14,373,285)
Provision for loan losses	(2,500,000)	—	—

Balance at end of year	$2,592,093,930	$2,001,277,102	$1,254,575,444

(1)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

We have audited Arbor Realty Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of the Company and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 3, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2008 Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the section captioned “Executive Compensation” of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners & Management” of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in the section captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	and (c) Financial Statements and Schedules.

See the “Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries” included in Item 8 of this report.

(b)	Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲
4.1	Form of Certificate for Common Stock.*
4.2	Registration Rights Agreement, dated July 1, 2003 between Arbor Realty Trust, Inc. and JMP Securities, LLC.*
10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004).**
10.8	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan.‡‡
10.9	Form of Restricted Stock Agreement.*
10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.11	Form of Indemnification Agreement.*
10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation.*
10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.***
10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC.*
10.15	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein.†
10.16	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.†

Exhibit
Number	Description

10.17	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡
10.18	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC.‡‡‡
10.19	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association.◆
10.20	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors.◆◆
10.21	Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent.◆◆◆
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

◆	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

◆◆	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

◆◆◆	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2008.

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman
Name:     Ivan Kaufman

Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2008

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial Officer)	March 5, 2008

/s/ John Bishar John Bishar	Director	March 5, 2008

/s/ Archie R. Dykes Archie R. Dykes	Director	March 5, 2008

/s/ Karen Edwards Karen Edwards	Director	March 5, 2008

/s/ William Helmreich William Helmreich	Director	March 5, 2008

/s/ Walter K. Horn Walter K. Horn	Director	March 5, 2008

/s/ C. Michael Kojaian C. Michael Kojaian	Director	March 5, 2008

/s/ Melvin F. Lazar Melvin F. Lazar	Director	March 5, 2008

/s/ Joseph Martello Joseph Martello	Director	March 5, 2008

/s/ Kyle Permut Kyle Permut	Director	March 5, 2008