Form 10-Q
period 2008-03-31
ARBOR REALTY TRUST INC
filed 2008-05-08
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 20,836,847 outstanding (excluding 279,400 shares held in the treasury) as of April 30, 2008.

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

CAUTIONARY STATEMENTS
     The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.
     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ending December 31, 2007. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ending December 31, 2007.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets:
Cash and cash equivalents	$12,961,360	$22,219,541
Restricted cash	76,570,283	139,136,105
Loans and investments, net	2,577,429,004	2,592,093,930
Available-for-sale securities, at fair value	11,846,043	15,696,743
Investment in equity affiliates	29,465,190	29,590,190
Prepaid management fee — related party	19,047,949	19,047,949
Other assets	94,970,403	83,709,076

Total assets	$2,822,290,232	$2,901,493,534

Liabilities and Stockholders’ Equity:
Repurchase agreements	$196,995,819	$244,937,929
Collateralized debt obligations	1,132,829,000	1,151,009,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	276,055,000
Notes payable	599,303,222	596,160,338
Due to related party	1,964,256	2,429,109
Due to borrowers	11,869,828	18,265,906
Deferred revenue	77,123,133	77,123,133
Other liabilities	90,740,091	67,395,776

Total liabilities	2,386,880,349	2,433,376,191

Minority interest	67,529,989	72,854,258

Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 3,776,069 shares issued and outstanding	37,761	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 20,885,507 shares issued, 20,606,107 shares outstanding at March 31, 2008 and 20,798,735 shares issued, 20,519,335 shares outstanding at December 31, 2007	208,855	207,987
Additional paid-in capital	372,670,690	365,376,136
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
Retained earnings	65,591,339	65,665,951
Accumulated other comprehensive loss	(63,605,390)	(29,001,389)

Total stockholders’ equity	367,879,894	395,263,085

Total liabilities and stockholders’ equity	$2,822,290,232	$2,901,493,534

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Interest income	$55,416,330	$66,460,653
Other income	20,693	6,170

Total revenue	55,437,023	66,466,823

Expenses:
Interest expense	31,304,099	32,112,519
Employee compensation and benefits	1,977,343	1,730,355
Selling and administrative	1,538,066	1,221,372
Provision for loan losses	3,000,000	—
Management fee — related party	2,579,433	4,873,682

Total expenses	40,398,941	39,937,928

Income before income from equity affiliates, minority interest and provision for income taxes	15,038,082	26,528,895
Income from equity affiliates, net	—	—

Income before minority interest and provision for income taxes	15,038,082	26,528,895
Income allocated to minority interest	2,333,290	3,680,314

Income before provision for income taxes	12,704,792	22,848,581
Provision for income taxes	—	6,085,000

Net income	$12,704,792	$16,763,581

Basic earnings per common share	$0.62	$0.98

Diluted earnings per common share	$0.62	$0.97

Dividends declared per common share	$0.62	$0.60

Weighted average number of shares of common stock outstanding:
Basic	20,571,780	17,183,318

Diluted	24,403,381	21,029,957

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(Unaudited)

										Accumulated
		Preferred	Preferred	Common	Common	Additional	Treasury			Other
	Comprehensive	Stock	Stock	Stock	Stock	Paid-in	Stock	Treasury	Retained	Comprehensive
	Loss	Shares	Par Value	Shares	Par Value	Capital	Shares	Stock	Earnings	Loss	Total

Balance- January 1, 2008		3,776,069	$37,761	20,798,735	$207,987	$365,376,136	(279,400)	$(7,023,361)	$65,665,951	$(29,001,389)	$395,263,085
Issuance of common stock for management incentive fee				86,772	868	1,397,021					1,397,889

Stock based compensation						581,137					581,137

Distributions—common stock									(12,779,404)		(12,779,404)
Adjustment to minority interest from decreased ownership in ARLP						5,316,396					5,316,396

Net income	12,704,792								12,704,792		12,704,792
Net unrealized loss on securities available for sale	(3,850,700)									(3,850,700)	(3,850,700)
Unrealized loss on derivative financial instruments	(30,753,301)									(30,753,301)	(30,753,301)

Balance-March 31, 2008	$(21,899,209)	3,776,069	$37,761	20,885,507	$208,855	$372,670,690	(279,400)	$(7,023,361)	$65,591,339	$(63,605,390)	$367,879,894

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$12,704,792	$16,763,581
Adjustments to reconcile net income to cash provided by operating activities:
Stock based compensation	581,137	451,560
Provision for loan losses	3,000,000	—
Minority interest	2,333,290	3,680,314
Amortization and accretion of interest	493,521	443,061
Non-cash incentive compensation to manager — related party	837,424	4,196,867
Gain on sales of securities available for sale	—	(30,182)
Changes in operating assets and liabilities:
Others assets	3,659,032	(9,275,749)
Other liabilities	(10,908,986)	14,503,093
Deferred origination fees	132,518	(4,018)
Due to related party	95,612	618,497

Net cash provided by operating activities	12,928,340	31,347,024

Investing activities:
Loans and investments originated and purchased, net	(226,267,940)	(547,285,360)
Payoffs and paydowns of loans and investments	238,656,468	269,700,044
Due to borrowers	(6,396,078)	(2,960,498)
Prepayments on securities available for sale	—	3,358,184
Proceeds from sales of securities available for sale	—	18,792,592
Change in restricted cash	62,565,822	(30,271,391)
Contributions to equity affiliates	—	(3,533,084)
Distribution from equity affiliates	125,000	—

Net cash provided/(used) by investing activities	68,683,272	(292,199,513)

Financing activities:
Proceeds from notes payable and repurchase agreements	63,906,967	520,209,991
Payoffs and paydowns of notes payable and repurchase agreements	(108,706,193)	(298,611,228)
Proceeds from collateralized debt obligations	27,000,000	55,700,000
Payoffs and paydowns of collateralized debt obligations	(45,180,000)	(3,180,000)
Payments on swaps to hedge counterparties	(51,110,000)	—
Receipts on swaps from hedge counterparties	38,340,000	—
Distributions paid to minority interest	(2,341,163)	(2,265,641)
Distributions paid on common stock	(12,779,404)	(10,338,231)
Payment of deferred financing costs	—	(312,764)

Net cash (used)/provided by financing activities	(90,869,793)	261,202,127

Net (decrease)/increase in cash and cash equivalents	(9,258,181)	349,638
Cash and cash equivalents at beginning of period	22,219,541	7,756,857

Cash and cash equivalents at end of period	$12,961,360	$8,106,495

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$32,202,467	$30,481,254

Cash used to pay taxes	$34,664	$159,721

Supplemental schedule of non-cash financing activities:
Collateral on swaps to hedge counterparties	$3,500,000	$—

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 1 — Description of Business and Basis of Presentation
     Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in a diversified portfolio of multi-family and commercial real estate related assets, primarily consisting of bridge loans, mezzanine loans, junior participating interests in first mortgage loans, and preferred and direct equity. The Company may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and ARLP’s wholly-owned subsidiaries. The Company is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”).
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which are subject to federal and state income taxes.
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
     In April 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and other estimated offering expenses. The Company used the proceeds to pay down indebtedness. In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock, respectively, from the exercise of warrants under its Warrant Agreement dated July 1, 2003, the (“Warrant Agreement”) and received net proceeds of $12.9 million and $4.2 million, respectively.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
     In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At March 31, 2008, the Company had $425.3 million remaining under this shelf registration.
     The Company had 20,606,107 shares outstanding at March 31, 2008 and 20,519,335 shares outstanding at December 31, 2007.
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
     The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures which the Company controls. Entities which the Company does not control and entities which are variable interest entities in which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. Stock based compensation was disclosed in the Company’s Consolidated Income Statement under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees in the current year presentation and disclosed as a separate line item in prior years presentation.
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
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
     Restricted Cash
     On March 31, 2008 and December 31, 2007, the Company had restricted cash of $76.6 million and $139.1 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter.
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
     Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company invests in preferred equity interests that, in some cases, allow the Company to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.
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
     If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $4.5 million at March 31, 2008 and $2.5 million at December 31, 2007.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
During the three months ended March 31, 2008 and 2007, the Company capitalized $0 and $0.3 million, respectively, of interest relating to this investment.
     Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments, and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.
     Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company recorded $0.3 million of interest on such loans and investments for the three months ended March 31, 2008 compared to $16.8 million for the three months ended March 31, 2007.
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
     Income Taxes
     The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. The Company recorded a $0 and $6.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
months ended March 31, 2008 and 2007, respectively. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the quarter ended March 31, 2008 and 2007.
     Other Comprehensive (Loss) Income
     SFAS No. 130 “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At March 31, 2008, accumulated other comprehensive loss was $63.6 million and consisted of $4.9 million in unrealized losses related to available for sale securities and $58.7 million of unrealized losses on derivatives designated as cash flow hedges.
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
     The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of March 31, 2008, the Company has identified 42 loans and investments which were made to entities determined to be VIEs.
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
Recently Issued Accounting Pronouncements
     SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date is delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have an impact on the Company’s Consolidated Financial Statements. The Company is currently evaluating the impact, if any, regarding the delayed application of SFAS No. 157 on the Company’s Consolidated Financial Statements.
     SFAS No. 159 — In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments, and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and elected not to treat any of its financial assets or liabilities under the fair value option. The adoption of SFAS 159 did not have an impact on the Company’s Consolidated Financial Statements.
     FIN 39-1 — In April 2007, the FASB issued FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. FIN 39-1 also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the balance sheet. In addition, FIN 39-1 permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. FIN 39-1 is effective for the Company beginning January 1, 2008. The adoption of FIN 39-1 did not have a material impact on the Company’s consolidated financial statements.
     FSP FAS 140-3 — In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. The Company is currently evaluating the effect the adoption of FSP FAS 140-3 may have on the Company’s Consolidated Financial Statements.
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
     SFAS No. 141 (R) — In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations” and requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS 141 (R) may have on the Company’s Consolidated Financial Statements.
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
     SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 3 — Loans and Investments
     The following table sets forth the composition of the Company’s loan and investment portfolio at the periods indicated:

					At March 31, 2008		At December 31, 2007
	March 31,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2008	of Total	2007	of Total	Count	Pay Rate	Count	Pay Rate
	(Unaudited)				(Unaudited)
Bridge loans	$1,640,288,311	63%	$1,646,505,888	63%	65	7.30%	65	7.86%
Mezzanine loans.	402,653,774	16%	384,479,759	15%	42	8.39%	41	9.23%
Junior participations	322,547,737	12%	340,821,550	13%	18	7.07%	19	7.70%
Preferred equity investments	218,637,959	8%	220,387,959	9%	18	8.75%	20	9.42%
Other	11,174,903	1%	11,400,272	—	2	6.39%	2	7.99%

	2,595,302,684	100%	2,603,595,428	100%	145	7.56%	147	8.18%

Unearned revenue	(13,373,680)		(9,001,498)
Allowance for loan losses	(4,500,000)		(2,500,000)

Loans and investments, net	$2,577,429,004		$2,592,093,930

     The following transactions represent loans and investments that were satisfied during the three months ended March 31, 2008 in which the Company had retained a profits interest in the borrowing entity.
Richland Terrace
     During 2006, the Company originated a $7.2 million bridge loan and a $0.3 million preferred equity investment secured by garden-style and townhouse apartments in South Carolina. The Company also had a 25.0% carried profits interest in the borrowing entity. In January 2008, the borrowing entity refinanced the property through ACM’s Fannie Mae program and the Company received $0.3 million for its profits interest as well as full repayment of the $0.3 million preferred equity investment and the $7.0 million outstanding balance on the bridge loan. The Company retained its 25% carried profits interest.
Lake in the Woods
     At December 31, 2006, there was an $8.5 million junior participation loan in the loan and investment portfolio that was non-performing and for which income recognition had been suspended. In March 2007, the Company purchased the senior position of the first mortgage loan associated with this property for $34.6 million. The senior loan had a maturity date of January 2008, bore interest based at LIBOR plus 237 basis points and was also considered non-performing. During the second quarter of 2007, the Company obtained title to the property pursuant to the execution of a deed in lieu of foreclosure and subsequently sold the property to a new investor. As part of the purchase, the new investor committed approximately $2.0 million of capital and the Company provided a total of $45.0 million of new financing through a $43.5 million bridge loan and a $1.5 million preferred equity investment. The loan and investment mature in June 2012 and bear interest at a fixed rate of 7.75%. The Company also retained a 50% profits interest in the property. The Company established a $1.0 million provision for loan loss

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
related to this property reducing the carrying value to $44.0 million at December 31, 2007. Interest income totaling $0.7 million was not received or recognized on this loan during the first quarter of 2008 prior to the property being sold in February 2008 with the Company providing the financing for the new transaction as described below.
     In February 2008, the property was sold for approximately $45.9 million and the Company provided the new sponsor with a $45.0 million first mortgage with a maturity date of February 2013 that bears interest at an initial fixed rate of 6.75% (of which 6.25% will be paid currently and 0.50% will be permitted to accumulate) which increases to 6.75% (all of which will be paid) in the second and third year and to 7.75% for the fourth and fifth year of the loan. As part of the sale, the Company assumed approximately $2.1 million of advances for operating costs on behalf of the seller, increasing the carrying value of the loan to $46.1 million at the time of sale. As a result of the transaction, the Company received $0.9 million of cash proceeds, charged-off $1.0 million against the allowance for loan losses and incurred an additional loss of $0.2 million which was recorded in selling and administrative expense.
     The new sponsor funded $3.9 million of equity including a $2.6 million cash interest and capital expenditure reserve and $1.3 million of closing costs. In accordance with the terms of the new agreement, the Company has not retained a profits interest in the property.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of March 31, 2008, the unpaid principal balance related to 31 loans with five unrelated borrowers represented approximately 26% of total assets. The Company had 145 loans and investments as of March 31, 2008. As of March 31, 2008, 41.1%, 11.2%, and 10.8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.
Impaired Loans and Allowance for Loan Losses
     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at March 31, 2008, it was determined that three multi-family loans and an office building loan with an aggregate outstanding principal balance of $84.1 million were impaired. At December 31, 2007, two multi-family loans with an aggregate outstanding principal balance of $58.5 million were impaired.
     The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $3.0 million provision for loan losses for the three months ended March 31, 2008. The Company did not record a provision for loan losses for the three months ended March 31, 2007.
     During the fourth quarter of 2007, the Company established a $1.0 million loan loss reserve related to a $45.0 million loan and investment on the Lake in the Woods property. In the first quarter of 2008, the property was sold and as a result of the transaction, the Company charged-off $1.0 million against the allowance for loan losses and incurred an additional loss of $0.2 million, which was recorded in selling and administrative expense. See the Lake in the Woods discussion above for further details on the transaction.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
     A summary of the changes in the allowance for loan losses is as follows:

For the Three
Months Ended
March 31, 2008

Allowance at beginning of the period	$2,500,000
Provision for loan losses	3,000,000
Charge-offs	(1,000,000)

Allowance at end of the period	$4,500,000

     As of March 31, 2008, one of the four loans reserved for, with an outstanding principal balance of approximately $5.0 million, has been classified as non-performing. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s available-for-sale securities at March 31, 2008.

	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value

Common equity securities	$16,715,584	$(4,869,541)	$11,846,043

Total available-for-sale securities	$16,715,584	$(4,869,541)	$11,846,043

     The following is a summary of the Company’s available-for-sale securities at December 31, 2007.

	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value

Common equity securities	$16,715,584	$(1,018,841)	$15,696,743

Total available-for-sale securities	$16,715,584	$(1,018,841)	$15,696,743

     During 2007, the Company purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $11.8 million, at March 31, 2008 and a fair value of $15.7 million at December 31, 2007. As of March 31, 2008, these securities have been in an unrealized loss position for less than twelve months and the Company does not consider these investments to be other-than-temporarily impaired. The Company has a margin loan agreement with a financial institution related to the purchases of this security. The margin loan may not exceed $7.0 million, bears interest at pricing over LIBOR, and is due upon demand from the lender. The balance of the margin loan agreement was approximately $3.0 million at March 31, 2008.
     The cumulative amount of other comprehensive loss related to unrealized losses on these securities as of March 31, 2008 and December 31, 2007 was $4.9 and $1.0 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 5 — Investment in Equity Affiliates
     As of March 31, 2008 and December 31, 2007, the Company had $29.5 million and $29.6 million of investments in equity affiliates, respectively.

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	March 31,	December 31,	March 31,
Equity Affiliates	2008	2007	2008

930 Flushing & 80 Evergreen	$575,724	$700,724	$29,515,333
450 West 33rd Street	1,136,960	1,136,960	50,000,000
1107 Broadway.	5,720,000	5,720,000	—
1133 York Ave	7,693	7,693	—
Alpine Meadows	13,219,813	13,219,813	29,971,310
St. John’s Development	500,000	500,000	25,000,000
Issuance of Junior Subordinated Notes	8,305,000	8,305,000	—

Total	$29,465,190	$29,590,190	$134,486,643

930 Flushing & 80 Evergreen
     The Company recorded a $0.1 million return of capital from its equity investment on a capital contribution made in 2007.
450 West 33rd Street
     In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property (an office building) to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property’s air rights which resulted in the Company retaining an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was allocated to the members in accordance with their ownership percentages. The guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of debt guaranteed. The Company’s portion of the guarantee is $76.3 million. The transaction was structured to provide for a tax deferral for an estimated period of seven years. The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
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
Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expired December 2007 with final repayment due June 2008 (repaid in February 2008), interest is variable based on one-month LIBOR; the weighted average note rate was 0% and 7.10%, respectively	$—	$—	$23,321,740	$38,000,000

Repurchase agreement, financial institution, $200 million committed line, expiration October 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 3.79% and 6.03%, respectively	152,532,501	209,862,538	165,571,254	241,547,947

Repurchase agreement, financial institution, $100 million committed line, expiration September 2008, interest is variable based on one-month LIBOR; the weighted average note rate was 4.68% and 6.66%, respectively	44,463,318	55,585,478	56,044,935	70,103,865

Total repurchase agreements	$196,995,819	$265,448,016	$244,937,929	$349,651,812

     The Company’s $100.0 million master repurchase agreement with Nomura Credit and Capital, Inc. expired in December 2007. The Company exercised its right under the repurchase agreement to extend the repayment date until June 2008. This facility was repaid in its entirety in February 2008.
     The Company has a $100.0 million repurchase agreement that bears interest at pricing over LIBOR and has a maturity date of September 2008. In January 2008, the Company was notified that no further advances could be taken under this facility. The facility matures in September 2008 and, under the terms of the repurchase agreement the facility will be paid in its entirety by December 2008.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.44% and 8.58%, respectively	$27,070,000	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.87% and 8.31%, respectively	25,780,000	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.35% and 7.42%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.62% and 8.23%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.01% and 7.76%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.87% and 7.93%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.79% and 7.85%, respectively	15,464,000	15,464,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.17% and 7.24%, respectively	14,433,000	14,433,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $38.7 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.17% and 7.23%, respectively	38,660,000	38,660,000

Total junior subordinated notes	$276,055,000	$276,055,000

     The junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
     The outstanding balance under these facilities was $276.1 million at both March 31, 2008 and December 31, 2007. The current weighted average note rate was 7.36% at March 31, 2008 and 7.84% December 31, 2007. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Term credit agreement, Wachovia Bank, National Association, $473 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 5.17% and 6.87%, respectively	$382,749,999	$620,523,294	$412,095,278	$768,814,515

Revolving credit agreement, Wachovia Bank, National Association, $100 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 5.17% and 6.89%, respectively	44,687,383	71,032,262	6,759,220	26,127,598

Term credit agreement, Wachovia Bank, National Association, $69 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 5.28% and 7.36%, respectively	64,000,000	115,000,000	66,500,000	115,000,000

Bridge loan warehouse, financial institution, $90 million committed line, expiration October 2008, interest rate variable based on Prime or LIBOR, the weighted average note rate was 5.26% and 6.51%, respectively	59,957,875	89,586,209	62,897,875	93,050,000

Working capital facility, Wachovia Bank, National Association; $60 million committed line, expiration June 2008 with two one year renewal options, interest is variable based on one-month LIBOR, the weighted average note rate was 4.87% and 6.96%, respectively	47,907,965	—	47,907,965	—

Total notes payable	$599,303,222	$896,141,765	$596,160,338	$1,002,992,113

     The $60.0 million working capital facility with Wachovia Bank, National Association has an expiration date in June 2008 with two one year renewal options and interest is variable based on one-month LIBOR. The Company currently expects to renew this facility for the first of its two one year renewal options.
     In November 2007, the Company entered in two new credit agreements with Wachovia which replaced two of the Company’s existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia.
     The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment. The facility has a commitment period of two years with a one year extension option to November 2010, bears interest at pricing over LIBOR, and has eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $473.0 million term loan component has repayment provisions which include reducing the outstanding balance to $300.0 million by December 31, 2008. The outstanding balance under the term component of this facility was $382.7 million at March 31, 2008. The $100.0 million revolving commitment is used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. The outstanding balance under the revolving component of this facility was $44.7 million at March 31, 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
     The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension option to November 2010 and bears interest at pricing over LIBOR. This agreement includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. The Company has also pledged its 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of this agreement. In the second and third year of this term facility, the Company is required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any. The outstanding balance under the term component of this facility was $64.0 million at March 31, 2008.
     Collateralized Debt Obligations
     The following table outlines borrowings under the Company’s collateralized debt obligations as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	Debt	Debt
	Carrying	Carrying
	Value	Value

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest rate variable based on three-month LIBOR; the weighted average note rate was 4.51% and 5.48%, respectively	$281,319,000	$283,319,000

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.51% and 5.58%, respectively	346,810,000	347,990,000

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.61% and 5.12%, respectively	504,700,000	519,700,000

Total CDOs	$1,132,829,000	$1,151,009,000

     Proceeds from CDO I and CDO II are distributed quarterly with approximately $2.0 million and $1.2 million, respectively, being paid to investors as a reduction of the CDO liability.
     CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $504.7 million at March 31, 2008 which included $57.2 million outstanding under the revolving note facility. The outstanding note balance for CDO III was $519.7 million at December 31, 2007 which included $72.2 million outstanding under the revolving note facility.
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
March 31, 2008
(Unaudited)
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
     For the three months ended March 31, 2008, the Company issued 86,772 shares of common stock, all of which were payment for ACM’s incentive management fee. The increase in the Company’s outstanding shares had a nominal effect on ACM’s limited partnership interest in ARLP which was 15.5% at March 31, 2008. Minority interest decreased by $5.4 million to $67.5 million at March 31, 2008 compared to $72.9 million at December 31, 2007. The decrease primarily reflected ACM’s limited partnership interest in the decrease in stockholders’ equity during the quarter ended March 31, 2008, which was primarily due to a $34.6 million increase in unrealized losses on derivatives and available-for-sale securities.
     ACM’s minority interest in ARLP is represented by operating partnership units and is adjusted at the end of each reporting period to an amount equal to ACM’s ownership percentage of ARLP’s net equity. ACM owned approximately 15.5% (3,776,069 units) of ARLP at both March 31, 2008 and December 31, 2007. ACM may redeem each of these operating partnership units for cash or, at the Company’s election, each unit may be converted into the Company’s common stock on a one-for-one basis. If the units are redeemed for cash, the redemption price of each unit will equal the fair market value of one share of common stock, calculated as the average of the daily closing prices for the ten consecutive trading days immediately preceding the date of determination. The Company would have paid $59.0 million, or $15.62 per unit, if the units were redeemed for cash at March 31, 2008, compared to $64.6 million, or $17.10 per unit, if the units were redeemed for cash at December 31, 2007. ACM’s redemption rights are subject to certain provisions with respect to ownership limitations in order for the Company to maintain its REIT status.
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
March 31, 2008
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
     The following is a summary of the derivative financial instruments held by the Company as of March 31, 2008 and December 31, 2007: (Dollars in Thousands)

	Notional Value			Fair Value
Designation\	March 31,	December 31,	Expiration	March 31,	December 31,
Cash Flow	2008	2007	Date	2008	2007

Non-Qualifying	$1,303,631	$1,303,631	2009 — 2015	$2,738	$2,543

Qualifying	$898,491	$776,232	2008 — 2017	$(60,542)	$(29,872)

     The fair value of Non-Qualifying Hedges was $2.7 million and $2.5 million as of March 31, 2008 and December 31, 2007, respectively, and is recorded in other assets in the Consolidated Balance Sheet. For the three months ended March 31, 2008 and 2007, the change in fair value of the Non-Qualifying Swaps was $0.2 million and ($0.7) million, respectively and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of March 31, 2008 and December 31, 2007 was $(60.5) million and $(29.9) million, respectively, and was recorded in other comprehensive loss and in other liabilities in the Consolidated Balance Sheet. As of March 31, 2008, the Company expects to reclassify approximately $(21.6) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.
     Gains and losses on terminated swaps are being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company has deferred approximately $1.8 million and $1.9 million of such gains through other comprehensive income at March 31, 2008 and December 31, 2007, respectively. The Company recorded $0.1 million as a reduction to interest expense related to the accretion of these gains for both the three months ended March 31, 2008 and 2007. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.
     The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of March 31, 2008 and December 31, 2007 of $(58.7) million and $(28.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(60.5) million and $(29.9) million, respectively, and deferred gains on termination of interest swaps of $1.8 million and $1.9 million, respectively. The remaining portion included in other comprehensive loss is related to the Company’s available for sale securities as discussed in Note 4 “Available For Sale Securities” of these Consolidated Financial Statements.
Note 9 — Fair Value Measurements
     The Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities effective January 1, 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
     Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.
     Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

•	Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets and liabilities that are generally included in this category are non-government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

•	Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.
     Determining which category as asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.
     The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available for sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2008.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$11,846,043	$11,846,043	$11,846,043	$—	$—
Derivative financial instruments	2,737,953	2,737,953	—	2,737,953	—

Financial liabilities:
Derivative financial instruments	60,541,776	60,541,776	—	60,541,776	—
     Available-for-sale securities: Fair values are approximated on current market quotes received from financial sources that trade such securities.
     Derivative financial instruments: Fair values are approximated on current market quotes received from financial sources that trade such securities and are based on prevailing market data and derived from third party

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet.
Note 10— Commitments and Contingencies
     Contractual Commitments
     As of March 31, 2008, the Company had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Notes payable(2)	$198,116	$42,000	$359,187	$—	$—	$—	$599,303
Collateralized debt obligations (3)	9,540	96,493	96,493	303,470	626,833	—	1,132,829
Repurchase agreements	44,463	152,533	—	—	—	—	196,996
Trust preferred securities	—	—	—	—	—	276,055	276,055
Outstanding unfunded commitments (4)	63,962	43,069	10,045	7,253	1,416	928	126,673

Totals	$316,081	$334,095	$465,725	$310,723	$628,249	$276,983	$2,331,856

(1)	Represents amounts due based on contractual maturities.

(2)	Maturity date for Wachovia term and revolving facilities includes the one year extension option.

(3)	Comprised of $281.3 million of CDO I debt, $346.8 million of CDO II debt and $504.7 million of CDO III debt with a weighted average remaining maturity of 2.25, 3.70 and 4.23 years, respectively, as of March 31, 2008.

(4)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $126.7 million as of March 31, 2008, that it is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
     Litigation
     The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 11 — Stockholders’ Equity
     Common Stock
     The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
     The Company paid its incentive compensation management fee to ACM in a combination of cash and shares of common stock during the first quarter of 2008. The Company issued 86,772 shares of common stock in February 2008 for the portion of its incentive compensation management fee paid in common stock.
     In 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. At March 31, 2008, the Company had $425.3 million available under this shelf registration.
     The Company had 20,606,107 shares of common stock outstanding at March 31, 2008 and 20,519,335 shares of common stock outstanding at December 31, 2007.
     Deferred Compensation
     In April 2008, the Company issued an aggregate of 230,740 shares of restricted common stock under the stock incentive plan, of which 216,740 shares were awarded to certain employees of the Company and ACM and 14,000 shares were issued to non-management members of the board of directors.
     One fifth of the 216,740 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, the second one-fifth will vest in April 2009, the third one-fifth will vest in April 2010, the fourth one-fifth will vest in April 2011, and the remaining one-fifth will vest in April 2012.
     One third of the 14,000 shares of restricted stock granted to each director was vested as of the date of grant, another one third will vest in April 2009, and the remaining third will vest in April 2010.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2008		March 31, 2007
	Basic	Diluted	Basic	Diluted
Net income	$12,704,792	$12,704,792	$16,763,581	$16,763,581
Add: income allocated to minority interest	—	2,333,290	—	3,680,314

Earnings per EPS calculation	$12,704,792	$15,038,082	$16,763,581	$20,443,895

Weighted average number of common shares outstanding	20,571,780	20,571,780	17,183,318	17,183,318
Weighted average number of operating partnership units	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	55,532	—	70,570

Total weighted average common shares outstanding	20,571,780	24,403,381	17,183,318	21,029,957

Earnings per common share	$0.62	$0.62	$0.98	$0.97

Note 13 — Related Party Transactions
     Due to related party was $2.0 million at March 31, 2008 and consisted of $2.0 million of management fees that were due to ACM and will be remitted in May 2008. At December 31, 2007, due to related party was $2.4 million and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to the Company in January 2008.
     During 2006, the Company originated a $7.2 million bridge loan and a $0.3 million preferred equity investment secured by garden-style and townhouse apartments in South Carolina. The Company also had a 25.0% carried profits interest in the borrowing entity. In January 2008, the borrowing entity refinanced the property through ACM’s Fannie Mae program and the Company received $0.3 million for its profits interest as well as full repayment of the $0.3 million preferred equity investment and the $7.0 million outstanding balance on the bridge loan. The Company retained the 25% carried profits interest.
     In March 2008 ACM purchased from third party investors, investment grade CDO notes issued by subsidiaries of the Company, with an aggregate face value of $11.5 million for $5.0 million.
     The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds a 15.5% limited partnership interest in the Company’s operating partnership and 20.1% of the voting power of its outstanding stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 14 — Distributions
     On April 25, 2008, the Company declared distributions of $0.62 per share of common stock, payable with respect to the three months ended March 31, 2008, to stockholders of record at the close of business on May 15, 2008. The Company intends to pay these distributions on May 27, 2008.
     On January 25, 2008, the Company declared distributions of $0.62 per share of common stock, payable with respect to the three months ended December 31, 2007, to stockholders of record at the close of business on February 15, 2008. The Company paid this distribution on February 26, 2008.
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
     For the three months ended March 31, 2008 and 2007, the Company recorded $0.9 million and $0.7 million, respectively, of base management fees due to ACM of which $0.3 million and $0.2 million, respectively, were included in due to related party and paid in the month subsequent to the respective periods.
     For the three months ended March 31, 2008, ACM earned an incentive compensation installment totaling $1.7 million which was included in due to related party. ACM intends to elect to be paid its incentive compensation management fee partially in 55,532 shares of common stock with the remainder to be paid in cash totaling $0.8 million, payable in May 2008. For the three months ended March 31, 2007, ACM earned an incentive compensation installment totaling $4.2 million and was paid in 137,873 common shares in May 2007.
Note 16 — Due to Borrowers
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 17 — Subsequent Events
     At March 31, 2008, the Company had a $13.8 million bridge loan secured by a 210 unit multi-family property located in Tallahassee, Florida that matures in June 2008 and bears interest at LIBOR plus 2.50% with a LIBOR floor of 3.50%. The Company established a $1.5 million provision for loan loss related to this property during the fourth quarter of 2007, reducing the carrying value to $12.3 million at March 31, 2008. In May 2008, the Company received $0.3 million from the borrower plus a $0.3 million note from the borrower payable in 16 monthly installments, reducing the carrying amount to $11.7 million. In May 2008, the property was sold for approximately $11.8 million and the Company provided the purchaser with a $12.8 million loan and investment, of which approximately $11.2 million was funded, with a fixed interest rate of 6.22% and a maturity date in May 2011. The Company also received a 25% equity participation interest in the property. As a result of this transaction, the Company will charge—off $1.5 million against the allowance for loan losses in the second quarter of 2008. The Company does not expect any potential fees paid from the settlement of this transaction to result in a material additional loss.
     At March 31, 2008, the Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that matures in June 2012 and bears interest at a fixed rate of 10.72%. The Company established a $1.5 million provision for loan loss during the first quarter of 2008 related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property.
     The Company has a $70.4 million bridge loan on a land development project in New York City located at 303 East 51st Street. This loan has an initial maturity date of May 2008 with one six month extension option and an interest rate of Libor plus 4.25% with a Libor floor of 5.32%. On March 15, 2008, there was a tragic construction accident related to the development of this project and a stop work order has been issued by the city for an undeterminable amount of time. As a result, effective April 1, 2008, the Company will not record interest income on this loan until it is received. The property did not sustain significant damage. The principal amount of this loan is not deemed to be impaired at this time and no loan loss reserve has been recorded to date. On May 1, 2008, the Company entered into agreements with the borrower, pursuant to which the Company received a $450,000 cash payment which was applied to the interest and agreed to defer payments until July 1, 2008. In addition, the borrower acknowledged the Company’s right to directly receive and apply insurance proceeds as they may be received. The Company received $100,000 on May 7, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes included herein.
Overview
     We are a Maryland corporation that was formed in June 2003 to invest in multi-family and commercial real estate-related bridge loans, junior participating interests in first mortgages, mezzanine loans, preferred and direct equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We have also invested in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.
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
     We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. During the three months ended March 31, 2008 and 2007, we recorded a $0 and $6.1 million, respectively, provision for income taxes related to the assets that are held in taxable REIT subsidiaries.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge and mezzanine loans and preferred equity investments. For the three months ended March 31, 2008 and 2007, interest income earned on these loans and investments represented approximately 99% and 76% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. For the three months ended March 31, 2008 and 2007, interest on these investments represented less than 1% and approximately 24% of our total revenues, respectively.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For both the three months ended March 31, 2008 and 2007, revenue from other income represented less than 1% of our total revenues.

Income from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. We did not recognize any income or losses from equity affiliates for both the three months ended March 31, 2008 and 2007.
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2008, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and available-for-sale securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising at the loan purchase or origination. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or available-for-sale security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the three months ended March 31, 2008 and 2007, we recorded $0.3 million and $16.8 million of interest on such loans and investments, respectively.
Derivatives and Hedging Activities
     In accordance with SFAS No. 133, the carrying values of interest rate swaps and the underlying hedged liabilities are reflected at their fair value. As of December 31, 2007 we retained the services of Chatham Financial Corporation, a Statement on Auditing Standards No. 70 (“SAS 70”), “Service Organizations” compliant, third party financial services company to determine these fair values. Changes in the fair value of these derivatives are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that do not qualify for cash flow hedge accounting treatment are adjusted to fair value through earnings.

     During the three months ended March 31, 2008, we entered into six additional interest rate swaps that qualify as cash flow hedges, having a total combined notional value of approximately $121.6 million. The fair value of our qualifying hedge portfolio has decreased by approximately $30.7 million from December 31, 2007 as a result of these additional swaps and a change in the projected LIBOR rates.
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
Changes in Financial Condition
     Our loan portfolio balance at March 31, 2008 was $2.6 billion, with a weighted average current interest pay rate of 7.56% as compared to $2.6 billion, with a weighted average current interest pay rate of 8.18% at December 31, 2007. At March 31, 2008, advances on financing facilities totaled $2.2 billion, with a weighted average funding cost of 4.79% as compared to $2.3 billion, with a weighted average funding cost of 6.16% at December 31, 2007.
     During the quarter ended March 31, 2008, we originated six loans and investments totaling $121.6 million, of which three were bridge loans totaling $71.8 million, two were mezzanine loans totaling $14.8 million, and one was a junior participating interest totaling $35.0 million. During the quarter, six loans paid off on properties that were either sold or refinanced by a third party with an outstanding balance of $86.0 million, two loans partially repaid totaling $78.9 million and five loans were either refinanced or modified during the quarter totaling $118.7 million, of which three loans totaling $73.7 million were scheduled to repay during the quarter. In addition, six loans totaling approximately $154.6 million were extended during the quarter in accordance with the extension options of the corresponding loan agreements.
     Restricted cash decreased $62.5 million, or 45%, to $76.6 million at March 31, 2008 compared to $139.1 million at December 31, 2007. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The decrease was primarily due to the redeployment of funds during the first quarter from proceeds received near the end of 2007 from the full satisfaction of loans held in the CDO and the transfer of loans from other financing facilities to the CDOs.
     Other assets increased $11.3 million, or 13%, to $95.0 million at March 31, 2008 compared to $83.7 million at December 31, 2007. The increase was primarily due to funding additional cash collateral for a portion of our interest rate swaps whose value has declined as a result of reductions in the LIBOR rate. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.
     Other liabilities increased $23.3 million, or 35%, from $67.4 million at December 31, 2007 compared to $90.7 million at March 31, 2008. The increase was primarily due to a $30.7 million increase in unrealized losses on the fair value of our interest rate swaps, due to a reduction in LIBOR rates, with a corresponding offset to other comprehensive loss. This increase was partially offset by a $5.0 million decrease in accrued interest payable primarily due to a reduction in LIBOR rates and a decline in the outstanding balance of our financing facilities.
     In April 2008, 14,000 restricted shares were issued to non-management members of the board of directors under the stock incentive plan. One third of the restricted stock granted was vested as of the date of grant, another one third will vest in April 2009, and the remaining third will vest in April 2010.

     In April 2008, we issued 216,740 shares of restricted common stock under the stock incentive plan to certain employees of ours and ACM. One fifth of the restricted stock granted to each of these employees were vested as of the date of grant, the second one-fifth will vest in April 2009, the third one-fifth will vest in April 2010, the fourth one-fifth will vest in April 2011, and the remaining one-fifth will vest in April 2012. After giving effect to these transactions, we had 20,836,847 shares outstanding. Furthermore, in May 2008, ACM will be paid a portion of its first quarter 2008 incentive management fee in 55,532 shares of common stock.
Results of Operations
     The following table sets forth our results of operations for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	Percent
	(Unaudited)

Revenue:
Interest income	$55,416,330	$66,460,653	$(11,044,323)	(17)%
Other income	20,693	6,170	14,523	nm

Total revenue	55,437,023	66,466,823	(11,029,800)	(17)%

Expenses:
Interest expense	31,304,099	32,112,519	(808,420)	(3)%
Employee compensation and benefits	1,977,343	1,730,355	246,988	14%
Selling and administrative	1,538,066	1,221,372	316,694	26%
Provision for loan losses	3,000,000	—	3,000,000	nm
Management fee — related party	2,579,433	4,873,682	(2,294,249)	(47)%

Total expenses	40,398,941	39,937,928	461,013	1%

Income before income from equity affiliates, minority interest and provision for income taxes	15,038,082	26,528,895	(11,490,813)	(43)%
Income from equity affiliates	—	—	—	—

Income before minority interest and provision for income taxes	15,038,082	26,528,895	(11,490,813)	(43)%
Income allocated to minority interest	2,333,290	3,680,314	(1,347,024)	(37)%

Income before provision for income taxes	12,704,792	22,848,581	(10,143,789)	(44)%
Provision for income taxes	—	6,085,000	(6,085,000)	nm

Net income	$12,704,792	$16,763,581	$(4,058,789)	(24)%

nm — not meaningful
Revenue
     Interest income decreased $11.0 million, or 17%, to $55.4 million for the three months ended March 31, 2008 from $66.5 million for the three months ended March 31, 2007. The decrease was due in part to the recognition of $0.3 million of interest income for the three months ended March 31, 2008 from a 25.0% carried profits interest in a $0.3 million preferred equity investment as compared to the recognition of $16.0 million of interest income for the three months ended March 31, 2007 from a 33.33% carried profits interest in a $2.0 million preferred equity investment.

     Excluding these transactions, interest income increased $4.6 million, or 9%, compared to the same period of the prior year. This increase was primarily due to a 26% increase in the average balance of loans and investments from $2.0 billion for the three months ended March 31, 2007 to $2.6 billion for the three months ended March 31, 2008 due to increased loan and investment originations. This was partially offset by a 14% decrease in the average yield on the assets from 9.68% for the three months ended March 31, 2007 to 8.35% for the three months ended March 31, 2008. This decrease in yield was the result of a decrease in LIBOR over the same period and a reduction in the yield on new originations compared to higher yielding loan payoffs from the same period in 2007.
     Other income increased $14,523 to $20,693 for the three months ended March 31, 2008 from $6,170 for the three months ended March 31, 2007. This is primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense decreased $0.8 million, or 3%, to $31.3 million for the three months ended March 31, 2008 compared to $32.1 million the three months ended March 31, 2007. This decrease was primarily due to an 18% decrease in the average cost of these borrowings from 6.89% for the three months ended March 31, 2007 to 5.64% for the three months ended March 31, 2008 due to a reduction in average LIBOR over the same period. This was partially offset by an 18% increase in the average balance of our debt facilities from $1.9 billion for the three months ended March 31, 2007 to $2.2 billion for the three months ended March 31, 2008 as a result of increased portfolio growth and financing facilities.
     Employee compensation and benefits expense increased $0.3 million, or 14%, to $2.0 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. This increase was primarily due to the expansion of staffing needs in the areas of asset management, structured securitization and originations associated with the growth of the business and increased size of our portfolio as well a restricted stock awards granted to employees in April 2007. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
     Selling and administrative expense increased $0.3 million, or 26%, to $1.5 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007. Theses costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. The increase is primarily due $0.2 million of losses recognized from the sale of property securing the Lake in the Woods bridge loan. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on this transaction. In addition, we also experienced increases in professional fees, including legal, accounting services, and consulting fees relating to investor relations, Sarbanes-Oxley compliance and regulatory filings.
     Provision for loan losses totaled $3.0 million for the three months ended March 31, 2008 and there was no provision for loan losses for the three months ended March 31, 2007. The provision recorded was based on our normal quarterly loan review at March 31, 2008, where it was determined that two multi-family loans and an office building loan with an aggregate outstanding principal balance of $70.2 million became impaired during the quarter. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loan resulting in us recording a $3.0 million provision for loan losses.
     Management fees decreased $2.3 million, or 47%, to $2.6 million for the three months ended March 31, 2008 from $4.9 million for the three months ended March 31, 2007. These amounts represent compensation in the form of base management fees and incentive compensation management fees as provided for in the management agreement with our manager. The base management fee expense increased by $0.2 million, or 33%, to $0.9 million for the three months ended March 31, 2008 compared to $0.7 million for the three months ended March 31, 2007. This increase is primarily due to increased stockholders’ equity directly attributable to greater undistributed profits and capital raised from the June 2007 public offering of our common stock. The incentive compensation management fee expense decreased by $2.5 million, or 60%, to $1.7 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007. The decrease was due to decreased profitability over the same period as a result of the recognition of $16.0 million of revenue attributable to the 33.33% profits interest in a borrowing entity during the three months ended March 31, 2007.
Income From Equity Affiliates
     We did not recognize income from equity affiliates for both the three months ended March 31, 2008 and March 31, 2007.
Income Allocated to Minority Interest
     Income allocated to minority interest decreased $1.3 million, or 37%, to $2.3 million for the three months ended March 31, 2008 from $3.7 million for the three months ended March 31, 2007. These amounts represent the portion of our income allocated to our manager. This decrease was primarily due to a 26% decrease in income before minority interest reduced by the provision for income taxes over the same periods and a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 15.5% in our operating partnership for the three months ended March 31, 2008 compared to 18.0% for the three months ended March 31, 2007. At March 31, 2008, our manager had a limited partnership interest of 15.5% in our operating partnership.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of March 31, 2008 and 2007, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the three months ended March 31, 2008 and 2007.
     Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. During the three months ended March 31, 2008 and 2007, we recorded a $0 and $6.1 million provision, respectively, on income from these taxable REIT subsidiaries. The provision for the three months ended March 31, 2007 resulted from a $16.0 million distribution received during the quarter ended March 31, 2007 representing the portion attributable to the 33.33% profits interest in a borrowing entity.
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
     To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT—taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new lending and investment opportunities.
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
     In June 2007, we sold 2,700,000 shares of our common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At March 31, 2008, we had $425.3 million available under this shelf registration and 20,606,107 shares outstanding.
Debt Facilities
     We also maintain liquidity through two term credit agreements, one of which has a revolving credit component, two master repurchase agreements, one working capital facility, and one bridge loan warehousing credit agreement with four different financial institutions. In addition, we have issued three collateralized debt obligations (“CDOs”) and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of March 31, 2008, these facilities had an aggregate capacity of $2.5 billion and borrowings were approximately $2.2 billion.
     The following is a summary of our debt facilities as of March 31, 2008:

	At March 31, 2008
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Repurchase agreements. Interest is variable based on pricing over LIBOR	$244,463,318	$196,995,819	$47,467,499	2008 — 2009

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,175,629,000	1,132,829,000	42,800,000	2011 — 2013

	At March 31, 2008
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	276,055,000	276,055,000	—	2034 — 2037

Notes payable. Interest is variable based on pricing over Prime or LIBOR	796,749,999	599,303,222	197,446,777	2008 — 2010

	$2,492,897,317	$2,205,183,041	$287,714,276

     These debt facilities are described in further detail in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
      Repurchase Agreements
     Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At March 31, 2008, the aggregate outstanding balance under these facilities was $197.0 million.
     We have a $200.0 million repurchase agreement with a financial institution, effective October 2006, which was amended in December 2007 to increase the committed amount of the facility to $200.0 million from $150.0 million. The agreement has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At March 31, 2008, the outstanding balance under this facility was $152.5 million with a current weighted average note rate of 3.79%.
     We have a $100.0 million repurchase agreement with a second financial institution that was amended in September 2007 from a $50.0 million warehouse credit facility. The amendment changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million, and extended the maturity date to September 2008. The repurchase agreement facility bears interest at pricing over LIBOR. In January 2008, we were notified that no further advances could be taken under this facility. The facility matures in September 2008 and under the terms of the repurchase agreement the facility will be paid in its entirety by December 2008. At March 31, 2008, the outstanding balance under this facility was $44.5 million with a current weighted average note rate of 4.68%.
     We had a $100.0 million master repurchase agreement with Nomura Credit and Capital, Inc. that expired in December 2007. We exercised our right under the repurchase agreement to extend the repayment date until June 2008. No further advances were permitted under the agreement. This repurchase agreement bore interest at pricing over LIBOR, varying on the type of asset financed. This facility was repaid in its entirety in February 2008.
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
     At March 31, 2008, the outstanding note balance under CDO I, CDO II and CDO III was $281.3 million, $346.8 million and $504.7 million, respectively.
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
      Junior Subordinated Notes
     The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At March 31, 2008, the aggregate outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 7.36%.
      Notes Payable
     Notes payable consists of two term credit agreements, a revolving credit line, a working capital facility, and a bridge loan warehousing credit agreement. At March 31, 2008, the aggregate outstanding balance under these facilities was $599.3 million.
     In June 2007, we entered into a $60.0 million working capital facility with Wachovia. This facility has a maturity date of June 2008, with two one year extension options, and bears interest at pricing over one-month LIBOR. At March 31, 2008, the aggregate outstanding balance under this facility was $47.9 million with a current weighted average note rate of 4.87%. We currently expect to renew this facility for the first of the two one year renewal options.
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
     The $473.0 million term loan has repayment provisions which included reducing the outstanding balance to $425.0 million by December 31, 2007 and also requires a further reduction of the outstanding balance to $300.0 million by December 31, 2008. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. At March 31, 2008, the outstanding balance under this facility was $382.7 million with a current weighted average note rate of 5.17%. The $100.0 million revolving commitment is used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. At March 31, 2008, the outstanding balance under this revolving facility was $44.7 million with a current weighted average note rate of 5.17%.

     The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. We have also pledged our 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of the agreement. In the second and third year of this term facility, we will be required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any. At March 31, 2008, the outstanding balance under this facility was $64.0 million with a current weighted average note rate of 5.28%.
     We have a $90.0 million bridge loan warehousing credit agreement with a fourth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or pricing over 1, 2, 3 or 6-month LIBOR, at our option. In October 2007, this facility was amended to extend the maturity date to October 2008 and increase the amount of available financing from $75.0 million to $90.0 million. At March 31, 2008, the outstanding balance under this facility was $60.0 million with a current weighted average note rate of 5.26%.
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
Cash Flow From Operations
     We continually monitor our cash position to determine the best use of funds to both maximize our return on funds and maintain an appropriate level of liquidity. Historically, in order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. When making distributions, we have borrowed the required funds by drawing on credit capacity available under our credit facilities. To date, all distributions have been funded in this manner. All funds borrowed to make distributions have been repaid by funds generated from operations. However, in order to maintain adequate liquidity within our credit facilities for their primary purpose of funding our new loans and investments, we may begin to accumulate cash generated from operations to make the distributions.
Restrictive Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. As of March 31, 2008, we are in compliance with all covenants and restrictions under these credit facilities.

Contractual Commitments
     As of March 31, 2008, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual
Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Notes payable(2)	$198,116	$42,000	$359,187	$—	$—	$—	$599,303
Collateralized debt obligations (3)	9,540	96,493	96,493	303,470	626,833	—	1,132,829
Repurchase agreements	44,463	152,533	—	—	—	—	196,996
Trust preferred securities	—	—	—	—	—	276,055	276,055
Outstanding unfunded commitments (4)	63,962	43,069	10,045	7,253	1,416	928	126,673

Totals.	$316,081	$334,095	$465,725	$310,723	$628,249	$276,983	$2,331,856

(1)	Represents amounts due based on contractual maturities.

(2)	Maturity date for Wachovia term and revolving facilities includes the one year extension option.

(3)	Comprised of $281.3 million of CDO I debt, $346.8 million of CDO II debt and $504.7 million of CDO III debt with a weighted average remaining maturity of 2.25, 3.70 and 4.23 years, respectively, as of March 31, 2008.

(4)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $126.7 million as of March 31, 2008, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.9 million and $0.7 million in base management fees for services rendered in the three months ended March 31, 2008 and 2007, respectively.
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
     For the three months ended March 31, 2008, our manager earned a total of $1.7 million of incentive compensation and intends to elect to receive it in 55,532 shares of common stock with the remainder to be paid in cash totaling $0.8 million. For the three months ended March 31, 2007, our manager earned a total of $4.2 million of incentive compensation and received it in 137,873 shares of common stock.
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
Related Party Transactions
     Due to related party was $2.0 million at March 31, 2008 and consisted of $2.0 million of management fees that were due to ACM which will be remitted in May 2008. At December 31, 2007, due to related party was $2.4 million and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to us in February 2008.

     During 2006, we originated a $7.2 million bridge loan and a $0.3 million preferred equity investment secured by garden-style and townhouse apartments in South Carolina. We also had a 25.0% carried profits interest in the borrowing entity. In January 2008, the borrowing entity refinanced the property through ACM’s Fannie Mae program and we received $0.3 million for our profits interest as well as full repayment of the $0.3 million preferred equity investment and the $7.0 million outstanding balance on the bridge loan. We retained the 25% carried profits interest.
     In March 2008 ACM purchased from third party investors, investment grade CDO notes issued by certain of our subsidiaries, with an aggregate face value of $11.5 million for $5.0 million.
     We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds a 15.5% limited partnership interest in our operating partnership and 20.1% of the voting power of our outstanding stock.

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
Real Estate Risk
     Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism (such as the events of September 11, 2001) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction delays, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.
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
     Based on the loans and liabilities as of March 31, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in LIBOR would decrease our annual net income and cash flows by approximately $6.0 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 1.0% increase in LIBOR which would limit the effect of a 1.0% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.0% increase. Based on the loans and liabilities as of March 31, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in LIBOR would increase our annual net income and cash flows by approximately $6.1 million. This is primarily due to various interest rate floors which limit the effect of a 1.0% decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.0% decrease.
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
     We had ten of these interest rate swap agreements outstanding that have combined notional values of $1.3 billion at both March 31, 2008 and December 31, 2007. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point increase in forward interest rates as of March 31, 2008 and December 31, 2007, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 50 basis point decrease in forward interest rates as of March 31, 2008 and December 31, 2007 the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.
     We have also entered into various interest rate swap agreements in connection with the issuance of variable rate junior subordinate notes. These swaps have total notional values of $236.5 million and $191.5 million as of March 31, 2008 and December 31, 2007, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of March 31, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have increased by approximately $4.0 million and $2.9 million, respectively. If there were a 50 basis point decrease in forward interest rates as of March 31, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have decreased by approximately $4.1 million and $3.0 million, respectively.
     We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had thirty two of these interest rate swap agreements outstanding that have a combined notional value of $662.0 million as of March 31, 2008 compared to twenty seven interest rate swap agreements outstanding with combined notional values of $584.7 million as of December 31, 2007. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of March 31, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have increased by approximately $15.8 million and $14.9 million, respectively. If there were a 50 basis point decrease in forward interest rates as of March 31, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have decreased by approximately $16.4 million and $15.4 million, respectively.
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
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) During the three months ended March 31, 2008, the Company issued a total of 86,772 shares of its common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Amended and Restated Management Agreement, dated January 19, 2005 (the “Management Agreement”), by and among the Company, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. Pursuant to the Management Agreement, in return for the services that ACM provides to the Company, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of common stock of the Company.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
Item 5. OTHER INFORMATION
     Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. ▲

3.3	Articles Supplementary of Arbor Realty Trust, Inc. *

3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ▲▲

4.1	Form of Certificate for Common Stock. *

4.2	Registration Rights Agreement, dated July 1, 2003 between Arbor Realty Trust, Inc. and JMP Securities, LLC *

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. †

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership. *

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman. *

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. *

10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. *

10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004). **

10.8	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan. ‡‡

10.9	Form of Restricted Stock Agreement. *

10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC. *

10.11	Form of Indemnification Agreement. *

10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation. *

10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor. ***

10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC. *

10.15	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.16	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. †

10.17	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡

10.18	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡‡

Exhibit
Number	Description

10.19	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. w

10.20	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ww

10.21	Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent. www

10.22	Amendment No. 2 to the 2003 Omnibus Stock Incentive Plan. ▪

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

w	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

ww	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

www	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

▪	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-8 (No. 333-150052) which was filed with the Securities and Exchange Commission on April 2, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC. (Registrant)
By:	/s/ Ivan Kaufman
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

By:	/s/ Paul Elenio
	Name:	Paul Elenio
	Title:	Chief Financial Officer

Date: May 8, 2008