Form 10-Q
period 2008-06-30
ARBOR REALTY TRUST INC
filed 2008-08-08
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 24,737,696 outstanding (excluding 279,400 shares held in the treasury) as of July 31, 2008.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Cash and cash equivalents	$46,195,338	$22,219,541
Restricted cash	144,099,637	139,136,105
Loans and investments, net	2,444,641,847	2,592,093,930
Available-for-sale securities, at fair value	10,111,759	15,696,743
Securities held-to-maturity, net	58,498,406	—
Investment in equity affiliates	28,850,691	29,590,190
Real estate owned, net	46,891,971	—
Deferred management fee — related party	7,292,448	—
Prepaid management fee — related party	19,047,949	19,047,949
Other assets	96,439,720	83,709,076

Total assets	$2,902,069,766	$2,901,493,534

Liabilities and Stockholders’ Equity:
Repurchase agreements	$198,755,637	$244,937,929
Collateralized debt obligations	1,129,649,000	1,151,009,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	276,055,000
Notes payable	635,388,432	596,160,338
Mortgage note payable	41,440,000	—
Due to related party	7,914,458	2,429,109
Due to borrowers	8,392,612	18,265,906
Deferred revenue	77,123,133	77,123,133
Other liabilities	58,172,508	67,395,776

Total liabilities	2,432,890,780	2,433,376,191

Minority interest	—	72,854,258

Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2008 and 3,776,069 shares issued and outstanding at December 31, 2007	—	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,017,096 shares issued, 24,737,696 shares outstanding at June 30, 2008 and 20,798,735 shares issued, 20,519,335 shares outstanding at December 31, 2007	250,171	207,987
Additional paid-in capital	442,592,734	365,376,136
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
Retained earnings	64,362,458	65,665,951
Accumulated other comprehensive loss	(31,003,016)	(29,001,389)

Total stockholders’ equity	469,178,986	395,263,085

Total liabilities and stockholders’ equity	$2,902,069,766	$2,901,493,534

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Interest income	$51,869,164	$74,800,274	$107,285,494	$141,260,927
Other income	28,629	17,186	49,322	23,356

Total revenue	51,897,793	74,817,460	107,334,816	141,284,283

Expenses:
Interest expense	27,857,322	38,527,983	59,161,421	70,640,502
Employee compensation and benefits	2,686,002	2,753,662	4,663,345	4,484,017
Selling and administrative	2,793,161	1,593,494	4,331,227	2,814,866
Provision for loan losses	2,000,000	—	5,000,000	—
Management fee — related party	2,153,838	10,645,065	4,733,272	15,518,747

Total expenses	37,490,323	53,520,204	77,889,265	93,458,132

Income before income from equity affiliates, minority interest and provision for income taxes	14,407,470	21,297,256	29,445,551	47,826,151
(Loss) income from equity affiliates	(562,000)	26,025,788	(562,000)	26,025,788

Income before minority interest and provision for income taxes	13,845,470	47,323,044	28,883,551	73,851,939
Income allocated to minority interest	2,117,464	6,638,020	4,450,754	10,318,334

Income before provision for income taxes	11,728,006	40,685,024	24,432,797	63,533,605
Provision for income taxes	—	9,000,000	—	15,085,000

Net income	$11,728,006	$31,685,024	$24,432,797	$48,448,605

Basic earnings per common share	$0.56	$1.76	$1.18	$2.75

Diluted earnings per common share	$0.56	$1.75	$1.18	$2.74

Dividends declared per common share	$0.62	$0.62	$1.24	$1.22

Weighted average number of shares of common stock outstanding:
Basic	20,906,383	17,993,924	20,739,081	17,590,860

Diluted	24,721,660	21,873,322	24,562,520	21,453,969

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

				Common	Common
		Preferred Stock	Preferred Stock	Stock	Stock	Additional	Treasury Stock			Accumulated Other
	Comprehensive Loss	Shares	Par Value	Shares	Par Value	Paid-in Capital	Shares	Treasury Stock	Retained Earnings	Comprehensive Loss	Total
Balance — January 1, 2008	$—	3,776,069	$37,761	20,798,735	$207,987	$365,376,136	(279,400)	$(7,023,361)	$65,665,951	$(29,001,389)	$395,263,085
Issuance of common stock for management incentive fee				142,304	1,423	2,233,890					2,235,313
Redemption of operating partnership units for common stock		(3,776,069)	(37,761)	3,776,069	37,761	67,306,291					67,306,291
Deferred compensation				300,740	3,008	(3,008)					—
Forfeit unvested restricted stock				(752)	(8)	8					—
Stock based compensation						2,363,022					2,363,022
Distributions—common stock									(25,736,290)		(25,736,290)
Adjustment to minority interest from decreased ownership in ARLP						5,316,395					5,316,395
Net income	24,432,797								24,432,797		24,432,797
Net unrealized loss on securities available for sale	(5,584,985)									(5,584,985)	(5,584,985)
Unrealized gain on derivative financial instruments	3,583,358									3,583,358	3,583,358

Balance — June 30, 2008	$22,431,170	—	$—	25,017,096	$250,171	$442,592,734	(279,400)	$(7,023,361)	$64,362,458	$(31,003,016)	$469,178,986

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$24,432,797	$48,448,605
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	170,913	—
Stock based compensation	2,055,922	1,673,936
Provision for loan losses	5,000,000	—
Minority interest	4,450,754	10,318,334
Amortization and accretion of interest	318,889	(556,998)
Non-cash incentive compensation to manager — related party	1,385,918	14,083,102
Loss (earnings) from equity affiliates	562,000	(24,150,787)
Gain on sales of securities available for sale	—	(30,182)
Changes in operating assets and liabilities:
Other assets	(12,471,981)	(1,925,335)
Deferred revenue	—	77,123,133
Other liabilities	(13,465,899)	20,475,129
Deferred origination fees	447	(65,465)
Due to related party	(957,704)	374,261

Net cash provided by operating activities	$11,482,056	$145,767,733

Investing activities:
Loans and investments originated and purchased, net	(287,005,064)	(1,444,636,554)
Payoffs and paydowns of loans and investments	427,986,599	888,153,140
Due to borrowers	(9,873,294)	7,697,163
Purchases of securities held—to—maturity	(58,062,500)	—
Investment in real estate, net	(1,073,153)	—
Prepayments on securities available—for—sale	—	3,358,184
Proceeds from sales of securities available for sale	—	18,792,594
Change in restricted cash	(4,963,532)	(113,778,067)
Contributions to equity affiliates	—	(6,928,826)
Distributions from equity affiliates	177,499	12,210,938

Net cash provided by/(used in) investing activities	$67,186,555	$(635,131,428)

Financing activities:
Proceeds from notes payable and repurchase agreements	212,693,265	766,442,235
Payoffs and paydowns of notes payable and repurchase agreements	(219,647,463)	(423,222,570)
Proceeds from collateralized debt obligations	27,000,000	55,700,000
Payoffs and paydowns of collateralized debt obligations	(48,360,000)	(6,360,000)
Payments on swaps to hedge counterparties	(79,770,000)	—
Receipts on swaps from hedge counterparties	83,810,000	—
Proceeds from issuance of junior subordinated notes	—	53,093,000
Proceeds from sale of common stock	—	74,655,000
Offering expenses paid	—	(953,932)
Distributions paid to minority interest	(4,682,326)	(4,606,804)
Distributions paid on common stock	(25,736,290)	(21,183,959)
Payment of deferred financing costs	—	(2,009,548)

Net cash (used in)/provided by financing activities	$(54,692,814)	$491,553,422

Net increase in cash and cash equivalents	$23,975,797	$2,189,727
Cash and cash equivalents at beginning of period	22,219,541	7,756,857

Cash and cash equivalents at end of period	$46,195,338	$9,946,584

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$60,253,699	$70,727,001

Cash used to pay taxes	$57,160	$178,021

Supplemental schedule of non-cash financing activities:
Collateral on swaps to hedge counterparties	$3,500,000	$—

Accrued offering expenses	$—	$75,000

Assumption of mortgage note payable	$41,440,000	$—

Redemption of operating partnership units for common stock	$67,306,291	$—

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
     In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At June 30, 2008, the Company had $425.3 million remaining under this shelf registration.
     In June 2008, the Company’s external manager, exercised its right to redeem its approximate 3.8 million operating partnership units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company.
     The Company had 24,737,696 shares outstanding at June 30, 2008 and 20,519,335 shares outstanding at December 31, 2007.
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
     The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     Restricted Cash
     On June 30, 2008 and December 31, 2007, the Company had restricted cash of $144.1 million and $139.1 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter.
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
     If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $3.5 million relating to three loans with an aggregate outstanding principal balance of approximately $75.2 million at June 30, 2008 and $2.5 million in allowance for loan losses relating to two loans with an aggregate outstanding principal balance of approximately $58.5 million at December 31, 2007.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
The Company capitalized $0 and $0.3 million of interest relating to this investment during the three and six months ended June 30, 2007. The Company did not capitalize interest during the three and six months ended June 30, 2008.
     Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.
     Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company recorded interest on such loans and investments of $0.3 million for the six months ended June 30, 2008, compared to $23.0 million for the six months ended June 30, 2007. For the three months ended June 30, 2007, the Company recorded $6.2 million of interest from such loans and investments. No such income had been recognized for the three months ended June 30, 2008.
     Income or Losses from Equity Affiliates
     The Company invests in joint ventures that are formed to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates.
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
     Income Taxes
     The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
subsidiaries, the income of which are subject to federal and state income taxes. The Company did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three and six months ended June 30, 2008. The Company recorded a $9.0 million and $15.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three and six months ended June 30, 2007. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three and six months ended June 30, 2008 and 2007.
     Other Comprehensive (Loss) Income
     SFAS No. 130 “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At June 30, 2008, accumulated other comprehensive loss was $31.0 million and consisted of $6.6 million in unrealized losses related to available—for—sale securities and $24.4 million of unrealized losses on derivatives designated as cash flow hedges.
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
     The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. As of June 30, 2008, the Company has identified 41 loans and investments which were made to entities determined to be VIEs.
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
     For the 41 VIEs identified, the Company has determined that it is not the primary beneficiaries of the VIEs and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.
Recently Issued Accounting Pronouncements
     SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date is delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have an impact on the Company’s Consolidated Financial Statements. The Company is currently evaluating the impact, if any, regarding the delayed application of SFAS No. 157 on the Company’s Consolidated Financial Statements.
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
June 30, 2008
(Unaudited)
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
     SFAS No. 141 (R) — In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations” and requires a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS 141 (R) may have on the Company’s Consolidated Financial Statements.
     SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160 “Accounting for Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the Company and holders of such non-controlling interests. Under SFAS 160, non-controlling interests are considered equity and should be reported as an element of consolidated equity. The current practice of classifying minority interests within a mezzanine section of the statement of financial position will be eliminated. Under SFAS 160, net income will encompass the total income of all consolidated subsidiaries and will require separate disclosure on the face of the income statement of income attributable to the controlling and non-controlling interests. Increases and decreases in the non-controlling ownership interest amount will be accounted for as equity transactions. When a subsidiary is deconsolidated, any retained, non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The Company is currently evaluating the effect the adoption of SFAS 160 may have on the Company’s Consolidated Financial Statements.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on the Company’s Consolidated Financial Statements.
     EITF 03-6-1 — In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of the FSP. Under the terms of the Company’s stock incentive plan, grantees are entitled to the right to receive dividends on the unvested portions of their restricted stock awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Shares granted under the Company’s stock incentive plan are considered outstanding common shares as of the date of grant through the corresponding vesting periods, therefore, they are included in the Company’s EPS calculations. The Company does not currently expect the adoption of this FSP to have any impact on the Company’s Consolidated Financial Statements.
Note 3 — Loans and Investments
     The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated.

					At June 30, 2008		At December 31, 2007
	June 30,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2008	of Total	2007	of Total	Count	Pay Rate	Count	Pay Rate
	(Unaudited)				(Unaudited)
Bridge loans	$1,501,307,670	61%	$1,646,505,888	63%	59	6.50%	65	7.86%
Mezzanine loans	405,781,904	16%	384,479,759	15%	42	8.35%	41	9.23%
Junior participations	318,325,595	13%	340,821,550	13%	17	6.98%	19	7.70%
Preferred equity investments	219,082,959	9%	220,387,959	9%	19	8.66%	20	9.42%
Other	15,711,549	1%	11,400,272	—	3	12.21%	2	7.99%

	2,460,209,677	100%	2,603,595,428	100%	140	7.10%	147	8.18%

Unearned revenue	(12,067,830)		(9,001,498)
Allowance for loan losses	(3,500,000)		(2,500,000)

Loans and investments, net	$2,444,641,847		$2,592,093,930

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     The following transactions represent loans and investments that were satisfied during the six months ended June 30, 2008 in which the Company had retained a profits interest in the borrowing entity.
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
     In February 2008, the property was sold for approximately $45.9 million and the Company provided the new sponsor with a $45.0 million first mortgage with a maturity date of February 2013 that bears interest at an initial fixed rate of 6.75% (of which 6.25% will be paid currently and 0.50% will be permitted to accumulate) which increases to 6.75% (all of which will be paid) in the second and third year and to 7.75% for the fourth and fifth year of the loan. As part of the sale, the Company assumed approximately $2.1 million of advances for operating costs on behalf of the seller, increasing the carrying value of the loan to $46.1 million at the time of sale. As a result of the transaction, the Company received $0.9 million of cash proceeds, charged-off $1.0 million against the allowance for loan losses and incurred an additional loss of $0.2 million which was recorded in selling and administrative expenses.
     The new sponsor funded $3.9 million of equity including a $2.6 million cash interest and capital expenditure reserve and $1.3 million of closing costs. In accordance with the terms of the new agreement, the Company has not retained a profits interest in the property.
     The following transactions represent loans and investments originated by the Company during the six months ended June 30, 2008 in which the Company retained a profits interest in the borrowing entity.
Windrush Village
     At March 31, 2008, the Company had a $13.8 million bridge loan secured by a 210 unit multi-family property located in Tallahassee, Florida that was scheduled to mature in June 2008 and bore interest at LIBOR plus 2.50% with a LIBOR floor of 3.50%. The Company established a $1.5 million provision for loan loss related to this property during the fourth quarter of 2007, reducing the carrying value to $12.3 million at March 31, 2008. In May 2008, the Company received $0.3 million from the borrower plus a $0.3 million note from the borrower payable in 16 monthly installments, reducing the carrying amount to $11.7 million. In May 2008, the property was sold for approximately $11.8 million and the Company provided the purchaser with a $12.8 million loan and investment, of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
which approximately $11.3 million was funded as of June 30, 2008, with a fixed interest rate of 6.22% and a maturity date in May 2011. The Company also received a 25% equity participation interest in the property. As a result of this transaction, the Company recorded a loss of approximately $1.7 million, of which $1.5 million was charged—off against the allowance for loan losses and approximately $0.2 million was recorded in selling and administrative expenses in the second quarter of 2008.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of June 30, 2008, the unpaid principal balance related to 31 loans with five unrelated borrowers represented approximately 24% of total assets. The Company had 140 loans and investments as of June 30, 2008. As of June 30, 2008, 40.5%, 11.5%, and 11.4% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.
Impaired Loans and Allowance for Loan Losses
     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at June 30, 2008, it was determined that three loans with an aggregate outstanding principal balance of $75.2 million were impaired. At December 31, 2007, two multi-family loans with an aggregate outstanding principal balance of $58.5 million were impaired.
     The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $2.0 million and $5.0 million provision for loan losses for the three and six months ended June 30, 2008, respectively. The Company did not record a provision for loan losses for the three and six months ended June 30, 2007.
     During the fourth quarter of 2007, the Company established a $1.0 million loan loss reserve related to a $45.0 million loan and investment on the Lake in the Woods property. In the first quarter of 2008, the property was sold and as a result of the transaction, the Company charged-off $1.0 million against the allowance for loan losses and incurred an additional loss of $0.2 million, which was recorded in selling and administrative expenses. See the Lake in the Woods discussion above for further details on the transaction.
     During the fourth quarter of 2007, the Company established a $1.5 million loan loss reserve related to a $13.8 million bridge loan on Windrush Village property. In the second quarter of 2008, the property was sold and as a result of the transaction, the Company charged-off $1.5 million against the allowance for loan losses and incurred an additional loss of $0.2 million, which was recorded in selling and administrative expenses related to additional expenses incurred. See the Windrush Village discussion above for further details on the transaction.
     At December 31, 2007, the Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter, the Company recorded this investment on its balance sheet as real estate owned at fair value which included the Company’s $3.5 million carrying value of the loan, recorded the $41.4 million first lien in mortgage notes payable and recorded a net loss for the period of approximately $19,000 which was recorded in selling and administrative expenses.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     A summary of the changes in the allowance for loan losses is as follows:

For the Six
Months Ended
June 30, 2008

Allowance at beginning of the period	$2,500,000
Provision for loan losses	5,000,000
Charge-offs	(2,500,000)
Reclassified to real estate owned, net	(1,500,000)

Allowance at end of the period	$3,500,000

     As of June 30, 2008, two loans with an outstanding principal balance of approximately $80.1 million were classified as non-performing. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. At December 31, 2007, there were no non-performing loans.
     The Company has a $70.4 million bridge loan on a land development project in New York City located at 303 East 51st Street. This loan had an initial maturity date of May 2008 with one six month extension option and an interest rate of Libor plus 4.25% with a Libor floor of 5.32%. On March 15, 2008, there was a tragic construction accident related to the development of this project and a stop work order has been issued by the city for an undeterminable amount of time. As a result, effective April 1, 2008, the Company will not record interest income on this loan until it is received. The property did not sustain significant damage. On May 1, 2008, the Company entered into agreements with the borrower, pursuant to which the Company received a $0.5 million cash payment which was applied to interest and agreed to defer mortgage payments until July 1, 2008. In addition, the borrower acknowledged the Company’s right to directly receive and apply insurance proceeds as they may be received. During the second quarter the Company received $0.1 million in insurance proceeds which was recorded as interest income. In July 2008, the Company elected to begin the foreclosure process on the entity that owns the property. The principal amount of this loan is not deemed to be impaired at this time and no loan loss reserve has been recorded to date.
     In addition, as of June 30, 2008, one of the three loans reserved for, with an outstanding principal balance of approximately $9.9 million, had been classified as non-performing.
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s available-for-sale securities at June 30, 2008.

	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value

Common equity securities	$16,715,584	$(6,603,825)	$10,111,759

Total available-for-sale securities	$16,715,584	$(6,603,825)	$10,111,759

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     The following is a summary of the Company’s available-for-sale securities at December 31, 2007.

	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value

Common equity securities	$16,715,584	$(1,018,841)	$15,696,743

Total available-for-sale securities	$16,715,584	$(1,018,841)	$15,696,743

     During 2007, the Company purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $10.1 million, at June 30, 2008 and a fair value of $15.7 million at December 31, 2007. As of June 30, 2008, these securities have been in an unrealized loss position for less than twelve months and the Company does not consider these investments to be other-than-temporarily impaired. The Company has a margin loan agreement with a financial institution related to the purchases of this security. The margin loan may not exceed $7.0 million, bears interest at pricing over LIBOR, and is due upon demand from the lender. The balance of the margin loan agreement was approximately $1.7 million at June 30, 2008. In July 2008, the margin loan has subsequently been repaid in full.
     The cumulative amount of other comprehensive loss related to unrealized losses on these securities as of June 30, 2008 and December 31, 2007 was $6.6 million and $1.0 million, respectively.
Note 5 — Securities Held-to-Maturity
     The following is a summary of the Company’s securities held-to-maturity at June 30, 2008.

	Face	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gain	Loss	Fair Value

Collateralized debt obligation bonds	$82,700,000	$58,498,406	$338,290	$(559,216)	$58,277,480

Total securities held-to-maturity	$82,700,000	$58,498,406	$338,290	$(559,216)	$58,277,480

     The following is a summary of the underlying credit rating of the Company’s securities held-to-maturity at June 30, 2008.

	Amortized	Percent
Rating	Cost	of Total
AAA	$47,941,367	82%
AA	9,145,329	16%
BBB	1,411,710	2%

	$58,498,406	100%

     During the second quarter of 2008, the Company purchased $82.7 million of investment grade CRE collateralized debt obligation bonds for $58.1 million. The $24.6 million discount will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three months ended June 30, 2008, the Company accreted approximately $0.4 million of this discount into interest income. These securities bear interest at a weighted average spread of 40 basis points over Libor and have a weighted average stated maturity of 38.2 years. At June 30, 2008, the average yield on these securities based on their face values was 7.52%, including the accretion of discount. The Company did not have any securities held-to-maturity at December 31, 2007.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. Decreases in fair value deemed to be other than temporary would be reported as a loss on the Company’s financial statements.
     In addition, during the second quarter, the Company entered into a repurchase agreement with a financial institution for the purpose of financing five of the CDO bond securities with a face value of $75.0 million. At June 30, 2008, current borrowings totaled approximately $40.2 million, or 54% of the face value of the securities.
Note 6 — Investment in Equity Affiliates
     The following is a summary of the Company’s investment in equity affiliates at June 30, 2008 and December 31, 2007:

			Outstanding Loan
			Balance to Equity
	Investment in Equity Affiliates at		Affiliates at
	June 30,	December 31,	June 30,
Equity Affiliates	2008	2007	2008
930 Flushing & 80 Evergreen	$523,225	$700,724	$24,789,094
450 West 33rd Street	1,136,960	1,136,960	50,000,000
1107 Broadway	5,720,000	5,720,000	—
1133 York Ave	7,693	7,693	—
Alpine Meadows	12,657,813	13,219,813	30,500,000
St. John’s Development	500,000	500,000	25,000,000
Issuance of Junior Subordinated Notes	8,305,000	8,305,000	—

Total	$28,850,691	$29,590,190	$130,289,094

930 Flushing & 80 Evergreen
     During the six months ended June 30, 2008, the Company recorded $0.2 million as a return of capital from its equity investment on a capital contribution made in 2007. In addition, during the second quarter of 2008, $4.8 million was received by the Company for the repayment in full of a bridge loan on the 80 Evergreen property from refinance proceeds of the borrower.
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
June 30, 2008
(Unaudited)
estimated period of seven years. The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt.
Prime Outlets
     In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC (“POM”), which owns 15% of a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounts for this investment under the equity method. Additionally, the Company owns a 16.67% carried profits interest through a consolidated entity which has a 25% interest in POM with a third party member owning the remaining 8.33%.
     In June 2008, the Company entered into an agreement to transfer its 16.67% interest in POM, at a value of approximately $37 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P.
     In connection with this agreement, the Company borrowed from Lightstone Value Plus Real Estate Investment Trust, Inc. approximately $33 million, which is initially secured by its 16.67% interest in POM, has an eight year term, and bears interest at a fixed rate of 4% with payment of the interest deferred until the closing of the transaction. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, the Company will exchange its 16.67% interest in Prime Outlets for approximately $37 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. The $33 million loan will then be secured by the Company’s preferred and common operating partnership units. The preferred units will pay a preferred return at a fixed rate of 4.63% and after five years, they may be redeemed by Lightstone Value Plus REIT L.P. for cash at par and the loan would become due upon such redemption. The transaction provides for a tax deferral for an estimated period of five years, subject to certain carve out provisions. In addition, the Company will pay an incentive management fee to its manager of approximately $7.3 million.
     During the second quarter of 2008, the Company recorded approximately $33.0 million of cash, $49.5 million of debt related to the proceeds received from the loan secured by the entity’s 25% interest in POM which was recorded in notes payable, a $16.5 million receivable from the third party member which was recorded in other assets and a deferred expense related to the incentive management fee of approximately $7.3 million. Upon closing this transaction, which is expected to occur on or before June 26, 2009, the Company estimates that it will record an investment of approximately $55 million for the preferred and common operating partnership units, income of approximately $49 million, minority interest expense of approximately $16 million related to the third party members portion of income recorded, management fee expense of approximately $7.3 million, a deferred gain of approximately $5 million and minority interest due to the third party member of approximately $18 million.
     Alpine Meadows
     In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and the Company will be allocated 65% of the losses. The Company also provided a $30.5 million first mortgage loan that matures in August 2009 and bears interest at pricing over one month LIBOR. The outstanding balance on this loan was $30.5 million at June 30, 2008. During the second quarter of 2008, the Company recorded a $0.6 million loss from this equity investment. This amount reflects Arbor’s portion of the joint venture’s losses, including depreciation expense, and was recorded in loss from equity affiliates and as a reduction to the Company’s investment in equity affiliates on the balance sheet.
Note 7 — Debt Obligations
     The Company utilizes repurchase agreements, term and revolving credit agreements, warehouse lines of credit, working capital lines, loan participations, collateralized debt obligations and junior subordinated notes to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.
Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expired December 2007 with final repayment due June 2008 (repaid in February 2008), interest is variable based on one-month LIBOR; the weighted average note rate was 0% and 7.10%, respectively	$—	$—	$23,321,740	$38,000,000
Repurchase agreement, financial institution, $200 million committed line, expiration October 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 3.54% and 6.03%, respectively	115,209,819	135,927,679	165,571,254	241,547,947
Repurchase agreement, financial institution, $100 million committed line, expiration September 2008, interest is variable based on one-month LIBOR; the weighted average note rate was 4.49% and 6.66%, respectively	43,383,318	54,385,478	56,044,935	70,103,865
Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three month LIBOR; the weighted average note rate was 4.09%	40,162,500	75,000,000	—	—

Total repurchase agreements	$198,755,637	$265,313,157	$244,937,929	$349,651,812

     The Company’s $100.0 million master repurchase agreement with Nomura Credit and Capital, Inc. expired in December 2007. The Company exercised its right under the repurchase agreement to extend the repayment date until June 2008. This facility was repaid in its entirety in February 2008.
     The Company has a $100.0 million repurchase agreement that bears interest at pricing over LIBOR and has a maturity date of September 2008. In January 2008, the Company was notified that no further advances could be taken under this facility. The facility matures in September 2008 and, under the terms of the repurchase agreement, the facility will be paid in its entirety by December 2008.
     In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility has a two year term from the effective date of the agreement and bears interest at pricing over LIBOR. At June 30, 2008, the aggregate outstanding balance in this facility was approximately $40.2 million.
     In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. These transactions may not qualify as a purchase by the Company under FSP FAS 140-3 which is effective for fiscal years beginning after November 15, 2008. The Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. See Note 2 —“Summary of Significant Accounting Polices — Recently Issued Accounting Pronouncements” for further details.
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.53% and 8.58%, respectively	$27,070,000	$27,070,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.24% and 8.31%, respectively	25,780,000	25,780,000
Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.36% and 7.42%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.64% and 8.23%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.01% and 7.76%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.87% and 7.93%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.79% and 7.85%, respectively	15,464,000	15,464,000
Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.17% and 7.24%, respectively	14,433,000	14,433,000
Junior subordinated notes, maturity April 2037, unsecured, face amount of $38.7 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.17% and 7.23%, respectively	38,660,000	38,660,000

Total junior subordinated notes	$276,055,000	$276,055,000

     The junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
     The outstanding balance under these facilities was $276.1 million at both June 30, 2008 and December 31, 2007. The current weighted average note rate was 7.41% at June 30, 2008 and 7.84% December 31, 2007. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Term credit agreement, Wachovia Bank, National Association, $473 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 4.99% and 6.87%, respectively	$362,494,111	$525,517,637	$412,095,278	$768,814,515
Revolving credit agreement, Wachovia Bank, National Association, $100 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 5.14% and 6.89%, respectively	65,267,133	99,005,797	6,759,220	26,127,598
Term credit agreement, Wachovia Bank, National Association, $69 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 5.03% and 7.36%, respectively	53,211,348	115,000,000	66,500,000	115,000,000
Bridge loan warehouse, financial institution, $90 million committed line, expiration October 2008, interest rate variable based on Prime or LIBOR, the weighted average note rate was 5.27% and 6.51%, respectively	55,707,875	71,586,209	62,897,875	93,050,000
Working capital facility, Wachovia Bank, National Association; $60 million committed line, expiration June 2009 with two one year renewal options, interest is variable based on one-month LIBOR, the weighted average note rate was 7.57% and 6.96%, respectively	47,907,965	—	47,907,965	—
Note payable from investment in equity affiliates, $49.5 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.00%	49,500,000	—	—	—
Junior loan participation, maturity May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of interest	1,300,000	—	—	—

Total notes payable	$635,388,432	$811,109,643	$596,160,338	$1,002,992,113

     The Company has a $60.0 million working capital facility with Wachovia Bank, National Association (“Wachovia”) that had an expiration date of June 2008. In July 2008, the facility was extended for one year to June 2009 and was amended to a $45 million facility. In addition, the amendment includes required quarterly paydowns of $3.0 million beginning October 1, 2008 and an interest rate increase from 210 basis points over Libor to a rate of 500 basis points over Libor. At June 30, 2008, the aggregate outstanding balance under this facility was $47.9 million.
     The Company has a $90 million bridge loan warehouse agreement with a maturity of October 2008. The Company currently expects to renew this facility for one year. At June 30, 2008, the aggregate outstanding balance under this facility was $55.7 million.
     During the second quarter of 2008, the Company recorded a $49.5 million note payable related to the POM equity kicker transaction. The note is initially secured by the Company’s 16.67% interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. See Note 6 — “Investment in Equity Affiliates” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     We have one junior loan participation with a total outstanding balance at June 30, 2008 of $1.3 million. This participation borrowing has a maturity date equal to the corresponding mortgage loan and is secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.
     In November 2007, the Company entered in two new credit agreements with Wachovia which replaced two of the Company’s existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia.
     The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment. The facility has a commitment period of two years with a one year extension option to November 2010, bears interest at pricing over LIBOR, and has eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $473.0 million term loan component has repayment provisions which include reducing the outstanding balance to $300.0 million by December 31, 2008. The outstanding balance under the term component of this facility was $362.5 million at June 30, 2008. In July 2008, the Company paid down an additional $43.4 million decreasing the outstanding balance to $319.1 million at July 31, 2008. The $100.0 million revolving commitment is used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. The outstanding balance under the revolving component of this facility was $65.3 million at June 30, 2008.
     The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension option to November 2010 and bears interest at pricing over LIBOR. This agreement includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. The Company has also pledged its 24% equity interest in POM as part of this agreement. In the second and third year of this term facility, the Company is required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any. In connection with the POM transaction in July 2008, the Company agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction, decreasing the outstanding balance to $41.6 million at July 31, 2008. In addition, 16.7% of the Company’s 24.2% equity interest in POM was released as collateral in conjunction with this paydown. See Note 6 — “Investment in Equity Affiliates” for further details. The outstanding balance under the term component of this facility was $53.2 million at June 30, 2008.
     In addition, during the second quarter of 2008, the Company recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate and was recorded in mortgage note payable. See Note 3 — “Loans and Investments” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     Collateralized Debt Obligations
     The following table outlines borrowings under the Company’s collateralized debt obligations as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	Debt	Debt
	Carrying	Carrying
	Value	Value

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest rate variable based on three-month LIBOR; the weighted average note rate was 4.55% and 5.48%, respectively	$279,319,000	$283,319,000
CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.56% and 5.58%, respectively	345,630,000	347,990,000
CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.69% and 5.12%, respectively	504,700,000	519,700,000

Total CDOs .	$1,129,649,000	$1,151,009,000

     Proceeds from CDO I and CDO II are distributed quarterly with approximately $2.0 million and $1.2 million, respectively, being paid to investors as a reduction of the CDO liability.
     CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $504.7 million at June 30, 2008 which included $57.2 million outstanding under the revolving note facility. The outstanding note balance for CDO III was $519.7 million at December 31, 2007 which included $72.2 million outstanding under the revolving note facility.
     The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, CDOs are consolidated in the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.
Debt Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including fixed and senior fixed charge coverage ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of the fixed and senior fixed charge coverage ratio for one financial institution for the three months ended June 30, 2008. The Company is required to have a fixed charge coverage ratio of 1.50 to 1.0 and a senior fixed charge coverage ratio of 1.75 to 1.0, the Company’s ratio was 1.49 to 1.0 and 1.72 to 1.0, respectively, at the end of the second quarter. The Company has obtained waivers of these covenants for June 30, 2008 from this financial institution and expects to permanently amend these covenant calculations.
Note 8 — Minority Interest
     On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
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
     At December 31, 2007, minority interest was $72.9 million reflecting ACM’s 15.5% limited partnership interest in ARLP. In June 2008, ACM exercised its right to redeem its 3,776,069 operating partnership units (“OP units”) in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in the Company and the balance of minority interest were reduced to zero as of June 30, 2008. In accordance with EITF 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts,” the redemption of the minority interest in exchange for the Company’s common stock was recorded at book value and recorded directly to equity in additional paid-in capital. In addition, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation of the Company’s outstanding common stock.
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
     The following is a summary of the derivative financial instruments held by the Company as of June 30, 2008 and December 31, 2007: (Dollars in Thousands)

	Notional Value			Fair Value
Designation\	June 30,	December 31,	Expiration	June 30,	December 31,
Cash Flow	2008	2007	Date	2008	2007
Non-Qualifying	$1,303,631	$1,303,631	2009 — 2015	$3,218	$2,543

Qualifying	$899,173	$776,232	2008 — 2017	$(26,121)	$(29,872)

     The fair value of Non-Qualifying Hedges was $3.2 million and $2.5 million as of June 30, 2008 and December 31, 2007, respectively, and is recorded in other assets in the Consolidated Balance Sheet. For the six

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
months ended June 30, 2008 and 2007, the change in fair value of the Non-Qualifying Swaps was $0.7 million and ($0.5) million, respectively and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of June 30, 2008 and December 31, 2007 was $(26.1) million and $(29.9) million, respectively, and was recorded in other comprehensive loss and in other liabilities in the Consolidated Balance Sheet. As of June 30, 2008, the Company expects to reclassify approximately $(4.6) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.
     Gains and losses on terminated swaps are being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company has deferred approximately $1.7 million and $1.9 million of such gains through other comprehensive income at June 30, 2008 and December 31, 2007, respectively. The Company recorded $0.2 million as a reduction to interest expense related to the accretion of these gains for both the six months ended June 30, 2008 and 2007. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.
     The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of June 30, 2008 and December 31, 2007 of $(24.4) million and $(28.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(26.1) million and $(29.9) million, respectively, and deferred gains on termination of interest swaps of $1.7 million and $1.9 million, respectively. The remaining portion included in other comprehensive loss is related to the Company’s available—for—sale securities as discussed in Note 4 “Available—For—Sale Securities” of these Consolidated Financial Statements.
Note 10 — Fair Value Measurements
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
     Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.
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
June 30, 2008
(Unaudited)
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
     The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available—for—sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2008.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$10,111,759	$10,111,759	$10,111,759	$—	$—
Securities-held-to maturity	58,498,406	58,277,480	—	58,277,480	—
Derivative financial instruments	3,218,011	3,218,011	—	3,218,011	—
Financial liabilities:
Derivative financial instruments	26,121,426	26,121,426	—	26,121,426	—
     Available-for-sale securities: Fair values are approximated on current market quotes received from financial sources that trade such securities.
     Securities-held-to maturity: Fair values are approximated on current market quotes received from financial sources that trade such securities and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.
     Derivative financial instruments: Fair values are approximated on current market quotes received from financial sources that trade such securities and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet.
Note 11 — Commitments and Contingencies
     Contractual Commitments
     As of June 30, 2008, the Company had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Notes payable (2)	$117,790	$83,908	$384,190	$—	$—	$49,500	$635,388
Collateralized debt obligations (3)	6,360	96,493	96,493	303,470	626,833	—	1,129,649

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Contractual	Payments Due by Period (1)
Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Repurchase agreements	43,383	115,210	40,163	—	—	—	198,756
Trust preferred securities	—	—	—	—	—	276,055	276,055
Outstanding unfunded commitments (4)	42,289	43,985	11,069	7,746	1,473	986	107,548

Totals	$200,030	$344,648	$536,760	$311,248	$628,174	$326,536	$2,347,396

(1)	Represents amounts due based on contractual maturities.

(2)	Maturity date for Wachovia term and revolving facilities includes the one year extension option.

(3)	Comprised of $279.3 million of CDO I debt, $345.6 million of CDO II debt and $504.7 million of CDO III debt with a weighted average remaining maturity of 2.02, 3.46 and 3.98 years, respectively, as of June 30, 2008.

(4)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $107.5 million as of June 30, 2008, that it is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
Litigation
     The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.
Note 12 — Stockholders’ Equity
     Preferred Stock
     Concurrent with the formation of the Company, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of the Company, in exchange for 3,146,724 units of limited partnership interest in ARLP and warrants to purchase an additional 629,345 operating partnership units which were exercised in 2004. Concurrently, the Company, ARLP and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon the subsequent exercise of its warrants for additional operating partnership units was paired with one share of the Company’s special voting preferred stock. Each share of special voting preferred stock entitled the holder to one vote on all matters submitted to a vote of the Company’s stockholders. As of December 31, 2007, the Company had 3,776,069 shares issued and outstanding.
     In June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company.
     Common Stock
     The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
     The Company paid its incentive compensation management fee to ACM in a combination of cash and shares of common stock during 2008. The following table presents the number of shares of common stock issued by the Company from January 1, 2008 through June 30, 2008 for the portion of its incentive compensation management fee paid in common stock:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

	For the	Number of Common
Issued	Quarter Ended	Shares Issued
February 2008	December 2007	86,772
May 2008	March 2008	55,532

	Total	142,304

     In 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. At June 30, 2008, the Company had $425.3 million available under this shelf registration.
     In June 2008, the Company issued 3,776,069 common shares upon the exchange of OP units by ACM. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation of the Company’s outstanding common stock.
     In addition, during the quarter, the Company issued 300,740 shares of common stock under its stock incentive plan and had 752 shares of common stock forfeited. The Company had 24,737,696 shares of common stock outstanding at June 30, 2008 and 20,519,335 shares of common stock outstanding at December 31, 2007.
     Deferred Compensation
     In April 2008, the Company issued an aggregate of 230,740 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the “Plan”), of which 216,740 shares were awarded to certain employees of the Company and ACM and 14,000 shares were issued to non-management members of the board of directors. One fifth of the 216,740 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, the second one-fifth will vest in April 2009, the third one-fifth will vest in April 2010, the fourth one-fifth will vest in April 2011, and the remaining one-fifth will vest in April 2012. One third of the 14,000 shares of restricted stock granted to each director was vested as of the date of grant, another one third will vest in April 2009, and the remaining third will vest in April 2010.
     In June 2008, the Company issued an aggregate of 70,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company and ACM. One third of the 70,000 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, another one third will vest in June 2009, and the remaining third will vest in June 2010.
     In May 2008, 752 shares of unvested restricted common stock were forfeited. In addition, in May 2008, the Company’s shareholders approved an amendment to the Plan to authorize an additional 400,000 shares of the Company’s common stock reserved for issuance under the Plan.
Note 13 — Earnings Per Share
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2008 and 2007.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2008		June 30, 2007
	Basic	Diluted	Basic	Diluted
Net income	$11,728,006	$11,728,006	$31,685,024	$31,685,024
Add: income allocated to minority interest	—	2,117,464	—	6,638,020

Earnings per EPS calculation	$11,728,006	$13,845,470	$31,685,024	$38,323,044

Weighted average number of common shares outstanding	20,906,383	20,906,383	17,993,924	17,993,924
Weighted average number of operating partnership units	—	3,734,574	—	3,776,069
Dilutive effect of incentive management fee shares	—	80,703	—	103,329

Total weighted average common shares outstanding	20,906,383	24,721,660	17,993,924	21,873,322

Earnings per common share	$0.56	$0.56	$1.76	$1.75

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2008 and 2007.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2008		June 30, 2007
	Basic	Diluted	Basic	Diluted
Net income	$24,432,797	$24,432,797	$48,448,605	$48,448,605
Add: income allocated to minority interest	—	4,450,754	—	10,318,334

Earnings per EPS calculation	$24,432,797	$28,883,551	$48,448,605	$58,766,939

Weighted average number of common shares outstanding	20,739,081	20,739,081	17,590,860	17,590,860
Weighted average number of operating partnership units	—	3,755,321	—	3,776,069
Dilutive effect of incentive management fee shares	—	68,118	—	87,040

Total weighted average common shares outstanding	20,739,081	24,562,520	17,590,860	21,453,969

Earnings per common share	$1.18	$1.18	$2.75	$2.74

Note 14 — Related Party Transactions
     At June 30, 2008, due to related party was $7.9 million and consisted of $8.8 million of management fees that were due to ACM and will be remitted in August 2008, which was partially offset by $0.9 million of escrows due from ACM which were received by the Company in July 2008. At December 31, 2007, due to related party was $2.4 million and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to the Company in January 2008.
     During 2006, the Company originated a $7.2 million bridge loan and a $0.3 million preferred equity investment secured by garden-style and townhouse apartments in South Carolina. The Company also had a 25.0%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
carried profits interest in the borrowing entity. In January 2008, the borrowing entity refinanced the property through ACM’s Fannie Mae program and the Company received $0.3 million for its profits interest as well as full repayment of the $0.3 million preferred equity investment and the $7.0 million outstanding balance on the bridge loan. The Company retained the 25% carried profits interest.
     In March 2008, ACM purchased from third party investors, investment grade CDO notes issued by subsidiaries of the Company, with an aggregate face value of $11.5 million for $5.0 million.
     The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds approximately 5.0 million common shares, representing 20.1% of the voting power of the Company’s outstanding stock.
Note 15 — Distributions
     On July 25, 2008, the Company declared distributions of $0.62 per share of common stock, payable with respect to the three months ended June 30, 2008, to stockholders of record at the close of business on August 15, 2008. The Company intends to pay this distribution on August 26, 2008.
     The following table presents dividends declared by the Company on its common stock from January 1, 2008 through June 30, 2008:

Declaration	For Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 25, 2008	December 2007	February 15, 2008	February 26, 2008	$0.62
April 25, 2008	March 2008	May 15, 2008	May 27, 2008	$0.62
     The Company is still in the process of finalizing taxable income for 2007, as the Company awaits final tax information from some of its equity investments that the Company does not control. The Company anticipates that based on tax projections and additional estimated tax losses from equity investments above previous projections, the Company does not expect to issue a special dividend in 2008 related to 2007 taxable income.
Note 16 — Management Agreement
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
     The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Management Fees:	2008	2007	2008	2007
Base	$900,924	$758,830	$1,799,928	$1,435,645
Incentive compensation— expensed	1,252,914	9,886,235	2,933,344	14,083,102

Total expensed	$2,153,838	$10,645,065	$4,733,272	$15,518,747

Incentive compensation— deferred	7,292,448	—	7,292,448	—
Incentive compensation— prepaid	—	19,047,949	—	19,047,949

Total management fee	$9,446,286	$29,693,014	$12,025,720	$34,566,666

     For the three months ended June 30, 2008 and 2007, the Company recorded $0.9 million and $0.8 million, respectively, of base management fees due to ACM of which $0.3 million, were included in due to related party and paid in the month subsequent to the respective periods.
     For the three months ended June 30, 2008, ACM earned an incentive compensation installment totaling $8.5 million which was included in due to related party. Included in the $8.5 million of incentive compensation was $1.2 million recorded as management fee expense and $7.3 million recorded as deferred management fee related to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, the Company will recognize the $7.3 million as management fee expense. ACM intends to elect to be paid its incentive compensation management fee partially in 417,050 shares of common stock with the remainder to be paid in cash totaling $4.8 million, payable in August 2008. For the three months ended June 30, 2007, ACM earned an incentive compensation installment totaling $28.9 million which was included in due to related party. Included in the $28.9 million of incentive compensation was $9.9 million recorded as management fee expense and $19.0 million recorded as deferred management fees related to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of the Company’s equity affiliates.
     For the six months ended June 30, 2008, ACM earned a base management fee of $1.8 million and an incentive compensation installment totaling $10.2 million. Included in the $10.2 million of incentive compensation was $2.9 million recorded as management fee expense and $7.3 million recorded as deferred management fee related to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008. For the six months ended June 30, 2007, ACM earned a base management fee of $1.4 million and an incentive compensation installment totaling $33.1 million. Included in the $33.1 million of incentive compensation was $14.1 million recorded as management fee expense and $19.0 million recorded as deferred management fees related to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of the Company’s equity affiliates.
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
     Our operating performance is primarily driven by the following factors:
•	Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. However, if the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. Net interest income is also directly impacted by the size of our asset portfolio.

•	Credit quality of our assets — Effective asset and portfolio management is essential to maximizing the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings.

•	Cost control — We seek to minimize our operating costs, which consist primarily of employee compensation and related costs, management fees and other general and administrative expenses. As the size of the portfolio increases or there are increases in foreclosures and non-performing loans and investments, certain of these expenses, particularly employee compensation expenses and asset management related expenses, may increase.
     We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. We recorded a $15.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries during the six months ended June 30, 2007. No such provision for income taxes had been recognized for the six months ended June 30, 2008.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three and six months ended June 30, 2008, interest income earned on these loans and investments represented approximately 98% and 99% of our total revenues, respectively. For the three and six months ended June 30, 2007, interest income earned on these loans and investments represented approximately 93% and 85% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. For the six months ended June 30, 2008, interest on these investments represented approximately less than 1% of our total revenues. No such income had been recognized for the three months ended June 30, 2008. For the three and six months ended June 30, 2007, interest on these investments represented approximately 7% and 15% of our total revenues, respectively.

     We derived interest income from our investments in CRE collateralized debt obligation bond securities. For the three months and six months ended June 30, 2008, interest on these investments represented approximately 1% and less than 1% of our total revenues, respectively. For the three and six months ended June 30, 2007, no such investments were made.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and six months ended June 30, 2008 and June 30, 2007, revenue from other income represented less than 1% of our total revenues.
Income or Loss from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income or losses from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. For the six months ended June 30, 2008, loss from equity affiliates totaled approximately $0.6 million. For the six months ended June 30, 2007, income from equity affiliates totaled approximately $26.0 million. The $26.0 million during the six months ended June 30, 2007 included a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates and $1.8 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our equity affiliates during the six months ended June 30, 2007.
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2008, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We recorded interest on such loans and investments of $0.3 million for the six months ended June 30, 2008, compared to $23.0 million for the six months ended June 30, 2007. For the three months ended June 30, 2007, we recorded $6.2 million of interest from such loans and investments. No such income had been recognized for the three months ended June 30, 2008.

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
     During the six months ended June 30, 2008, we entered into six additional interest rate swaps, respectively, that qualify as cash flow hedges, having a total combined notional value of approximately $121.6 million. No such swaps had been entered into for the three months ended June 30, 2008. The fair value of our qualifying hedge portfolio has increased by approximately $3.8 million from December 31, 2007 as a result of these additional swaps and a change in the projected LIBOR rates.
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
Changes in Financial Condition
     Our loan and investment portfolio balance at June 30, 2008 was $2.5 billion, with a weighted average current interest pay rate of 7.07% as compared to $2.6 billion, with a weighted average current interest pay rate of 8.18% at December 31, 2007. At June 30, 2008, advances on financing facilities totaled $2.2 billion, with a weighted average funding cost of 4.85% as compared to $2.3 billion, with a weighted average funding cost of 6.16% at December 31, 2007.
     During the quarter ended June 30, 2008, we originated two new bridge loans totaling $6.5 million and purchased seven CRE collateralized debt obligation bond securities at a discounted price of approximately $58.1 million with a face amount of approximately $82.7 million. During the quarter, eight loans paid off on properties that were either sold or refinanced by a third party with an outstanding balance of $127.4 million, three loans partially repaid totaling $24.1 million and three loans were either refinanced or modified during the quarter totaling $86.0 million. Of the loans refinanced or modified, one loan totaling $14.5 million was scheduled to repay during the quarter, and another loan totaling approximately $63.5 million has a $1.0 million loan loss reserve, which was recorded in the first quarter of 2008. In addition, three loans totaling approximately $94.7 million were extended during the quarter in accordance with the extension options of the corresponding loan agreements.
     Other assets increased $12.7 million, or 15%, to $96.4 million at June 30, 2008 compared to $83.7 million at December 31, 2007. The increase was primarily due to a $16.5 million third party member receivable recorded during the second quarter of 2008 in connection with the POM transaction. This amount reflects the third party member’s pro-rata portion of the $49.5 million debt recorded from the consolidated entity in notes payable. This was partially offset by a decrease of $3.2 million in deferred financing costs associated with the amortization of costs associated with our financing sources.
     Securities held to maturity were $58.5 million at June 30, 2008, and reflects the purchase of $82.7 million of investment grade CRE collateralized debt obligation bonds for $58.1 million during the second quarter. The $24.6 million discount will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. We did not have any securities held-to-maturity at December 31, 2007. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Real estate owned, net was $46.9 million at June 30, 2008, representing the fair market value of an office property in which we foreclosed on during the second quarter of 2008. In addition, we recorded a $41.4 million first lien on the property in mortgage notes payable. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Deferred management fee was $7.3 million at June 30, 2008 which relates to the incentive management fee on the $33 million of cash received in June 2008 from the agreement to transfer 16.67% of our 24.17% interest in Prime Outlets Member LLC (“POM”), one of our equity affiliates. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, we will exchange our 16.67% interest in POM for approximately $37 million of preferred and common operating partnership units in another REIT, at which time the deferred management fee will be recognized as expense. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further description of this transaction.
     Other liabilities decreased $9.2 million, or 14%, from $67.4 million at December 31, 2007 compared to $58.2 million at June 30, 2008. The decrease was primarily due to $6.6 million decrease in accrued interest payable primarily due to a reduction in LIBOR rates and a decline in the outstanding balance of our financing facilities. This was combined with a $1.8 million decrease in margin loan balances on our available for sale securities and interest rate swaps cash collateral.
     In June 2008, ACM, our manager, exercised its right to redeem its 3,776,069 operating partnership units in the operating partnership for shares of our common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in us was reduced to zero and the balance of minority interest was charged directly to equity in additional paid-in capital, as of June 30, 2008. See Notes 8 and 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.
     In June 2008, we issued an aggregate of 70,000 shares of restricted common stock under the stock incentive plan to certain employees of ours and ACM. One third of the 70,000 shares of restricted stock granted to each of the employees were vested as of the date of grant, another one third will vest in June 2009, and the remaining third will vest in June 2010.
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
     ACM was paid an aggregate of 142,304 shares of common stock for its fourth quarter 2007 and first quarter 2008 incentive management fees during the six months ended June 30, 2008. Furthermore, in August 2008, ACM will be paid a portion of its second quarter 2008 incentive management fee in 417,050 shares of common stock.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007
     The following table sets forth our results of operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$51,869,164	$74,800,274	$(22,931,110)	(31)%
Other income	28,629	17,186	11,443	67%

Total revenue	51,897,793	74,817,460	(22,919,667)	(31)%

Expenses:
Interest expense	27,857,322	38,527,983	(10,670,661)	(28)%
Employee compensation and benefits	2,686,002	2,753,662	(67,660)	(2)%
Selling and administrative	2,793,161	1,593,494	1,199,667	75%
Provision for loan losses	2,000,000	—	2,000,000	nm
Management fee — related party	2,153,838	10,645,065	(8,491,227)	(80)%

Total expenses	37,490,323	53,520,204	(16,029,881)	(30)%

Income before income from equity affiliates, minority interest and provision for income taxes	14,407,470	21,297,256	(6,889,786)	(32)%
(Loss) income from equity affiliates	(562,000)	26,025,788	(26,587,788)	nm

Income before minority interest and provision for income taxes	13,845,470	47,323,044	(33,477,574)	(71)%
Income allocated to minority interest	2,117,464	6,638,020	(4,520,556)	(68)%

Income before provision for income taxes	11,728,006	40,685,024	(28,957,018)	(71)%
Provision for income taxes	—	9,000,000	(9,000,000)	nm

Net income	$11,728,006	$31,685,024	$(19,957,018)	(63)%

nm — not meaningful
Revenue
     Interest income decreased $22.9 million, or 31%, to $51.9 million for the three months ended June 30, 2008 from $74.8 million for the three months ended June 30, 2007. This decrease was due in part to the recognition of $14.6 million of interest income from profits and equity interests from certain of our loans and investments in equity affiliates during the three months ended June 30, 2007.
     Excluding these transactions, interest income decreased $8.3 million, or 14%, compared to the same period in the prior year. This decrease was primarily due to a 17% decrease in the average yield on assets from 9.55% for the three months ended June 30, 2007 to 7.91% for the three months ended June 30, 2008. This decrease in yield was the result of a decrease in LIBOR over the same period and a reduction in the yield on new originations compared to higher yielding loan payoffs from the same period in 2007. This was partially offset by a portion of our portfolio having LIBOR floors and fixed rates of interest, as well as a 6% increase in the average balance of loans and investments from $2.4 billion for the three months ended June 30, 2007 to $2.6 billion for the three months ended June 30, 2008 due to increased loan and investment originations from period to period. In addition, interest income from cash equivalents decreased $1.2 million to $1.2 million for the three months ended June 30, 2008 compared to $2.4 million for the three months ended June 30, 2007 as a result of decreased average restricted and unrestricted cash balances, as well as decreases in interest rates from 2007 to 2008.

     Other income increased $11,443 to $28,629 for the three months ended June 30, 2008 from $17,186 for the three months ended June 30, 2007. This is primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense decreased $10.7 million, or 28%, to $27.9 million for the three months ended June 30, 2008 from $38.5 million for the three months ended June 30, 2007. This decrease was primarily due to a 26% decrease in the average cost of these borrowings from 6.82% for the three months ended June 30, 2007 to 5.06% for the three months ended June 30, 2008 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was a 3% decrease in the average balance of our debt facilities from $2.3 billion for the three months ended June 30, 2007 to $2.2 billion for the three months ended June 30, 2008 as a result of decreased leverage on our portfolio due to the paying down of certain outstanding indebtedness from available capital.
     Employee compensation and benefits expense decreased $0.1 million, or 2%, to $2.7 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. This decrease was primarily due to a decrease in employee salaries and benefits primarily offset by increased costs related to restricted stock awards granted to employees. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
     Selling and administrative expense increased $1.2 million, or 75%, to $2.8 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. The increase was primarily due to expenses related to the POM Outlets transaction and other increases in professional fees including general corporate legal expenses. In addition, we recognized a loss of $0.2 million from the sale of property securing the Windrush Village bridge loan. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on this transaction.
     Provision for loan losses totaled $2.0 million for the three months ended June 30, 2008, and there was no provision for loan losses for the three months ended June 30, 2007. The provision recorded was based on our normal quarterly loan review at June 30, 2008, where it was determined that one loan with an outstanding principal balance of $9.9 million became impaired during the quarter. We performed an evaluation of the loan and determined that the fair value of the underlying collateral securing the impaired loan was less than the net carrying value of the loan resulting in us recording a $2.0 million provision for loan loss.
     Management fees decreased $8.5 million to $2.1 million for the three months ended June 30, 2008 from $10.6 million for the three months ended June 30, 2007. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The incentive compensation management fee expense decreased by $8.6 million, or 87%, to $1.3 million for the three months ended June 30, 2008 from $9.9 million for the three months ended June 30, 2007. The decrease was primarily due to the recognition of $14.6 million of interest income from profits and equity interests and $26.0 million of income from equity affiliates during the three months ended June 30, 2007. The base management fee expense increased by $0.1 million, or 19%, to $0.9 million for the three months ended June 30, 2008 compared to $0.8 million for the three months ended June 30, 2007. This increase is primarily due to increased stockholders’ equity directly attributable to greater undistributed profits and capital raised from the June 2007 public offering of our common stock.
Income or (Losses) From Equity Affiliates
     Losses from equity affiliates totaled $0.6 million for the three months ended June 30, 2008. Income from equity affiliates totaled $26.0 million for the three months ended June 30, 2007. This decrease was primarily due to the recognition of a $24.2 million gain on the sale of one of the properties of one of our equity affiliates and $1.8 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our investments in equity affiliates during the three months ended June 30, 2007. The $0.6 million loss recorded during the three months ended June 30, 2008, reflects a portion of a joint venture’s losses from a $13.2 million equity investment.
Income Allocated to Minority Interest
     Income allocated to minority interest decreased $4.5 million, or 68%, to $2.1 million for the three months ended June 30, 2008 from $6.6 million for the three months ended June 30, 2007. These amounts represent the portion of our income allocated to our manager. This decrease was primarily due to a 64% decrease in income before minority interest reduced by the provision for income taxes over the same period and a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 15.2% in our operating partnership for the three months ended June 30, 2008 compared to 17.4% for the three months ended June 30, 2007. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero at June 30, 2008.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of June 30, 2008 and 2007, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the three months ended June 30, 2008 and 2007.
     Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended June 30, 2007, we recorded a $9.0 million provision on income from these taxable REIT subsidiaries. No such provision had been recognized for the three months ended June 30, 2008. The provision for the three months ended June 30, 2007 resulted from a $24.2 million gain recognized on the sale of property of one of our investment in equity affiliates representing the portion attributable to the 20% equity interest in the borrowing entity.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007
     The following table sets forth our results of operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
	(Unaudited)

Revenue:
Interest income	$107,285,494	$141,260,927	$(33,975,433)	(24)%
Other income	49,322	23,356	25,966	111%

Total revenue	107,334,816	141,284,283	(33,949,467)	(24)%

Expenses:
Interest expense	59,161,421	70,640,502	(11,479,081)	(16)%
Employee compensation and benefits	4,663,345	4,484,017	179,328	4%
Selling and administrative	4,331,227	2,814,866	1,516,361	54%
Provision for loan losses	5,000,000	—	5,000,000	nm
Management fee — related party	4,733,272	15,518,747	(10,785,475)	(69)%

Total expenses	77,889,265	93,458,132	(15,568,867)	(17)%

Income before income from equity affiliates, minority interest and provision for income taxes	29,445,551	47,826,151	(18,380,600)	(38)%
Income from equity affiliates	(562,000)	26,025,788	(26,587,788)	nm

Income before minority interest and provision for income taxes	28,883,551	73,851,939	(44,968,388)	(61)%
Income allocated to minority interest	4,450,754	10,318,334	(5,867,580)	(57)%

Income before provision for income taxes	24,432,797	63,533,605	(39,100,808)	(62)%
Provision for income taxes	—	15,085,000	(15,085,000)	nm

Net income	$24,432,797	$48,448,605	$(24,015,808)	(50)%

nm — not meaningful
Revenue
     Interest income decreased $34.0 million, or 24%, to $107.3 million for the six months ended June 30, 2008 from $141.3 million for the six months ended June 30, 2007. This decrease was due in part to the recognition of $0.3 million of interest income from profits and equity interests from certain of our loans and investments in equity affiliates during the six months ended June 30, 2008, as compared to $30.6 million during the six months ended June 30, 2007.
     Excluding these transactions, interest income decreased $3.7 million, or 3%, compared to the same period of the prior year. This was primarily due to a 15% decrease in the average yield on the assets from 9.61% for the six months ended June 30, 2007 to 8.13% for the six months ended June 30, 2008. This decrease in yield was the result of a decrease in LIBOR over the same period and a reduction in the yield on new originations compared to higher yielding loan payoffs from the same period in 2007. This was largely offset by a portion of our portfolio having LIBOR floors and fixed rates of interest, as well as a 15% increase in the average balance of loans and investments from $2.2 billion for the six months ended June 30, 2007 to $2.6 billion for the six months ended June 30, 2008 due to increased loan and investment originations. In addition, interest income from cash equivalents decreased $1.0 million to $3.0 million for the six months ended June 30, 2008 compared to $4.0 million for the six months ended June 30, 2007 as a result of decreased average restricted and unrestricted cash balances.
     Other income increased $25,966, to $49,322 for the six months ended June 30, 2008 from $23,356 for the six months ended June 30, 2007. This was primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense decreased $11.5 million, or 16%, to $59.2 million for the six months ended June 30, 2008 from $70.6 million for the six months ended June 30, 2007. This decrease was primarily due to a 22% decrease in the average cost of these borrowings from 6.85% for the six months ended June 30, 2007 to 5.35% for the six months ended June 30, 2008 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. This was partially offset by a 7% increase in the average balance of our debt facilities from $2.1 billion for the six months ended June 30, 2007 to $2.2 billion for the six months ended June 30, 2008 as a result of increased portfolio growth and financing facilities.
     Employee compensation and benefits expense increased $0.2 million, or 4%, to $4.7 million for the six months ended June 30, 2008 from $4.5 million for the six months ended June 30, 2007. This slight increase was primarily due to increases in costs related to restricted stock awards granted to employees. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
     Selling and administrative expense increased $1.5 million, or 54%, to $4.3 million for the six months ended June 30, 2008 from $2.8 million for the six months ended June 30, 2007. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, directors’ fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. The increase was primarily due to expenses related to the Prime Outlets transaction and other increases in professional fees including general corporate legal expenses. This increase was also due to $0.4 million of losses recognized from the sales of two properties securing two bridge loans during the six months ended June 30, 2008. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on these transactions.
     Provision for loan losses totaled $5.0 million for the six months ended June 30, 2008, and there was no provision for loan losses for the six months ended June 30, 2007. The provision recorded was based on our normal quarterly loan reviews during the period, where it was determined that four loans with an aggregate outstanding principal balance of $80.3 million became impaired during the first six months of 2008. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loan resulting in us recording a $5.0 million provision for loan losses.
     Management fees decreased $10.8 million, or 69%, to $4.7 million for the six months ended June 30, 2008 from $15.5 million for the six months ended June 30, 2007. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The incentive management fees decreased by $11.2 million, or 79%, to $2.9 million for the six months ended June 30, 2008 from $14.1 million for the six months ended June 30, 2007. The decrease was primarily due to the recognition of $0.3 million of interest income from profits and equity interests during the six months ended June 30, 2008 compared to $30.6 million of interest income from profits and equity interests and $26.0 million of income from equity affiliates during the six months ended June 30, 2007. The base management fees increased by $0.4 million, or 25%, to $1.8 million for the six months ended June 30, 2008 from $1.4 million for the six months ended June 30, 2007. This increase is primarily due to increased stockholders’ equity directly attributable to greater undistributed profits and capital raised from the June 2007 public offering of our common stock.

Income or (Losses) From Equity Affiliates
     Losses from equity affiliates totaled $0.6 million for the six months ended June 30, 2008. Income from equity affiliates totaled $26.0 million for the six months ended June 30, 2007. This decrease was primarily due to a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates and $1.8 million of income from excess proceeds received from the refinance of properties in the portfolio of another of our investments in equity affiliates during the six months ended June 30, 2007. The $0.6 million loss recorded during the six months ended June 30, 2008, reflects a portion of the joint venture’s losses from a $13.2 million equity investment.
Income Allocated to Minority Interest
     Income allocated to minority interest decreased by $5.9 million, or 57%, to $4.4 million for the six months ended June 30, 2008 from $10.3 million for the six months ended June 30, 2007. These amounts represent the portion of our income allocated to our manager. This decrease was primarily due to a 51% decrease in income before minority interest reduced by the provision for income taxes over the same periods and a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 15.3% in our operating partnership for the six months ended June 30, 2008 compared to 17.7% for the six months ended June 30, 2007. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero at June 30, 2008.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of June 30, 2008 and 2007, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the six months ended June 30, 2008 and 2007.
     Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. During the six months ended June 30, 2007, we recorded a $15.1 million provision on income from these taxable REIT subsidiaries. No such provision had been recognized for the six months ended June 30, 2008. The provision for the six months ended June 30, 2007 resulted from a $16.0 million distribution received representing the portion attributable to the 33.33% profits interest in a borrowing entity and a $24.2 million gain recognized on the sale of property of one of our investments in equity affiliates representing the portion attributable to the 20.0% equity interest.
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
     In June 2007, we sold 2,700,000 shares of our common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At June 30, 2008, we had $425.3 million available under this shelf registration and 24,737,696 shares outstanding.
Debt Facilities
     We also maintain liquidity through two term credit agreements, one of which has a revolving credit component, two master repurchase agreements, one working capital facility, one notes payable, one junior loan participation and one bridge loan warehousing credit agreement with six different financial institutions or companies. In addition, we have issued three collateralized debt obligations (“CDOs”) and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of June 30, 2008, these facilities had an aggregate capacity of $2.5 billion and borrowings were approximately $2.2 billion.

     The following is a summary of our debt facilities as of June 30, 2008:

	At June 30, 2008
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Repurchase agreements. Interest is variable based on pricing over LIBOR	$283,545,818	$198,755,637	$84,790,181	2008 — 2010
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,172,,449,000	1,129,649,000	42,800,000	2011 — 2013
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	276,055,000	276,055,000	—	2034 — 2037
Notes payable. Interest is variable based on pricing over Prime or LIBOR	793,001,538	635,388,432	157,613,106	2008 — 2013

	$2,525,051,356	$2,239,848,069	$285,203,287

     These debt facilities are described in further detail in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
Repurchase Agreements
     Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At June 30, 2008, the aggregate outstanding balance under these facilities was $198.8 million.
     We have a $200.0 million repurchase agreement with a financial institution, effective October 2006, which was amended in December 2007 to increase the committed amount of the facility to $200.0 million from $150.0 million. The agreement has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At June 30, 2008, the outstanding balance under this facility was $115.2 million with a current weighted average note rate of 3.54%.
     We have a $100.0 million repurchase agreement with a second financial institution that was amended in September 2007 from a $50.0 million warehouse credit facility. The amendment changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million, and extended the maturity date to September 2008. The repurchase agreement facility bears interest at pricing over LIBOR. In January 2008, we were notified that no further advances could be taken under this facility. The facility matures in September 2008 and under the terms of the repurchase agreement the facility will be paid in its entirety by December 2008. At June 30, 2008, the outstanding balance under this facility was $43.4 million with a current weighted average note rate of 4.49%.
     We have an uncommitted master repurchase agreement with a financial institution, effective April 2008, entered into for the purpose of financing our CRE CDO bond securities. The agreement has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. At June 30, 2008, the outstanding balance under this facility was $40.2 million with a current weighted average note rate of 4.09%.
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
     At June 30, 2008, the outstanding note balance under CDO I, CDO II and CDO III was $279.3 million, $345.6 million and $504.7 million, respectively.
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
Junior Subordinated Notes
     The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At June 30, 2008, the aggregate outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 7.41%.
Notes Payable
     Notes payable consists of two term credit agreements, a revolving credit line, a working capital facility, a bridge loan warehousing credit agreement, a note payable and a junior loan participation. At June 30, 2008, the aggregate outstanding balance under these facilities was $635.4 million.
     In June 2007, we entered into a $60.0 million working capital facility with Wachovia. In July 2008, the facility was extended for one year to June 2009 and was amended to decrease the amount of the facility to $45 million from $60 million. In addition, the amendment includes required quarterly paydowns of $3.0 million beginning October 1, 2008 and an interest rate increase from 210 bps over Libor to 500 bps over Libor.. At June 30, 2008, the aggregate outstanding balance under this facility was $47.9 million with a current weighted average note rate of 7.57%.
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
     The $473.0 million term loan has repayment provisions which included reducing the outstanding balance to $425.0 million by December 31, 2007 and also requires a further reduction of the outstanding balance to $300.0 million by December 31, 2008. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. At June 30, 2008, the outstanding balance under this facility was $362.5 million with a current weighted average note rate of 4.99%. In July 2008, we paid down an additional $43.4 million decreasing the outstanding balance to $319.1 million at July 31, 2008. The $100.0 million revolving commitment is used to finance new investments and can be increased to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. At June 30, 2008, the outstanding balance under this revolving facility was $65.3 million with a current weighted average note rate of 5.14%.
     The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. We have also pledged our 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of the agreement. In the second and third year of this term facility, we will be required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any. At June 30, 2008, the outstanding balance under this facility was $53.2 million with a current weighted average note rate of 5.03%. In connection with the POM transaction in July 2008, we agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction, decreasing the outstanding balance to $41.6 million at July 31, 2008. In addition, 16.7% of our 24.2% equity interest in POM was released as collateral in conjunction with this paydown.
     We have a $90.0 million bridge loan warehousing credit agreement with a fourth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or pricing over 1, 2, 3 or 6-month LIBOR, at our option. In October 2007, this facility was amended to extend the maturity date to October 2008 and increase the amount of available financing from $75.0 million to $90.0 million. We currently expect to renew this facility for one year. At June 30, 2008, the outstanding balance under this facility was $55.7 million with a current weighted average note rate of 5.27%.
     We have a $49.5 million note payable related to the POM transaction. The note is initially secured by our 16.67% interest in POM, matures in July 2016 and bears interest at a fixed rate of 4%.
     We have one junior loan participation with a total outstanding balance at June 30, 2008 of $1.3 million. This participation borrowing has a maturity date equal to the corresponding mortgage loan and is secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan.
     The working capital facility, bridge loan warehousing credit agreement, term and revolving credit agreements, and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR. The amount of our pricing over these rates varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.
     The working capital facility, term and revolving credit agreements, bridge loan warehousing credit agreement, and the master repurchase agreements require that we pay down borrowings under these facilities pro-

rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended. The financial institutions also have the right to request immediate payment of any outstanding borrowings on any loan or investment that is at least 60 days delinquent.
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
Restrictive Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. We were in compliance with all financial covenants and restrictions for the periods presented with the exception of the fixed and senior fixed charge coverage ratio for one financial institution for the three months ended June 30, 2008. We are required to have a fixed charge coverage ratio of 1.50 to 1.0 and a senior fixed charge coverage ratio of 1.75 to 1.0, our ratio was 1.49 to 1.0 and 1.72 to 1.0, respectively, at the end of the second quarter. We have obtained waivers of these covenants for June 30, 2008 from this financial institution and expect to permanently amend these covenant calculations.
Contractual Commitments
     As of June 30, 2008, we had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Notes payable (2)	$117,790	$83,908	$384,190	$—	$—	$49,500	$635,388
Collateralized debt obligations (3)	6,360	96,493	96,493	303,470	626,833	—	1,129,649
Repurchase agreements	43,383	115,210	40,163	—	—	—	198,756
Trust preferred securities	—	—	—	—	—	276,055	276,055
Outstanding unfunded commitments (4)	42,289	43,985	11,069	7,746	1,473	986	107,548

Totals	$200,030	$344,648	$536,760	$311,248	$628,174	$326,536	$2,347,396

(1)	Represents amounts due based on contractual maturities.

(2)	Maturity date for Wachovia term and revolving facilities includes the one year extension option.

(3)	Comprised of $279.3 million of CDO I debt, $345.6 million of CDO II debt and $504.7 million of CDO III debt with a weighted average remaining maturity of 2.02, 3.46 and 3.98 years, respectively, as of June 30, 2008.

(4)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $107.5 million as of June 30, 2008, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.9 million and $1.8 million in base management fees for services rendered in the three and six months ended June 30, 2008, respectively. We incurred $0.8 million and $1.4 million in base management fees for services rendered in the three and six months ended June 30, 2007, respectively.
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
     For the three months ended June 30, 2008, our manager earned a total of $8.5 million of incentive compensation and has elected to receive it partially in 417,050 shares of common stock with the remainder to be paid in cash totaling $4.8 million, payable in August 2008. Included in the $8.5 million of incentive compensation was $1.2 million recorded as management fee expense and $7.3 million recorded as deferred management fee related to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008. For the six months ended June 30, 2008, incentive compensation totaled $10.2 million. Included in the $10.2 million of incentive compensation was $2.9 million recorded as management fee expense and $7.3 million recorded as deferred management fee related to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008. Our manager has elected to receive these payments in the form of 472,582 shares of common stock with the remainder paid in cash totaling $5.6 million.

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
Related Party Transactions
     Due to related party was $7.9 million at June 30, 2008 and consisted of $8.8 million of management fees that were due to ACM which will be remitted in August 2008, which was partially offset by $0.9 million of escrows due from ACM which were received by us in July 2008. At December 31, 2007, due to related party was $2.4 million and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to us in January 2008.
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
     In March 2008, ACM purchased from third party investors, investment grade CDO notes issued by certain of our subsidiaries, with an aggregate face value of $11.5 million for $5.0 million.
     We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds approximately 5.0 million common shares, representing 20.1% of the voting power of its outstanding stock.

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
Real Estate Risk
     Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism (such as the events of September 11, 2001) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction delays, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reducing the value of the collateral, and a lack of liquidity in the market could reduce the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.
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

     Based on the loans and liabilities as of June 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in LIBOR would decrease our annual net income and cash flows by approximately $3.2 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 1.0% increase in LIBOR which would limit the effect of a 1.0% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.0% increase. Based on the loans and liabilities as of June 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in LIBOR would increase our annual net income and cash flows by approximately $6.0 million. This is primarily due to various interest rate floors which limit the effect of a 1.0% decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.0% decrease.
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
     We invest in securities, which are designated as held-to-maturity. These securities are adjustable rate securities that generally reset on a one or three month basis. These securities are partially financed with a master repurchase agreement that bears interest at pricing over LIBOR. Based on the securities and borrowings as of June 30, 2008 and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would reduce our annual net income and cash flows by approximately $0.4 million. A 1% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.4 million.
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
     We had ten of these interest rate swap agreements outstanding that have combined notional values of $1.3 billion at both June 30, 2008 and December 31, 2007. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point increase in forward interest rates as of June 30, 2008 and December 31, 2007, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 50 basis point decrease in forward interest rates as of June 30, 2008 and December 31, 2007 the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.
     We have also entered into various interest rate swap agreements in connection with the issuance of variable rate junior subordinate notes. These swaps have total notional values of $236.5 million and $191.5 million as of June 30, 2008 and December 31, 2007, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of June 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have increased by approximately $3.6 million and $2.9 million, respectively. If there were a 50 basis point decrease in forward interest rates as of June 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have decreased by approximately $3.6 million and $3.0 million, respectively.
     We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had thirty two of these interest rate swap agreements outstanding that have a combined notional value of $662.7 million as of June 30, 2008 compared to twenty seven interest rate swap agreements outstanding with combined notional values of $584.7 million as of December 31, 2007. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of June 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have increased by approximately $14.3 million and $14.9 million, respectively. If there were a 50 basis point decrease in forward interest rates as of June 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have decreased by approximately $14.8 million and $15.4 million, respectively.
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
     (a) During the three months ended June 30, 2008, the Company issued a total of 55,532 shares of its common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Amended and Restated Management Agreement, dated January 19, 2005 (the “Management Agreement”), by and among the Company, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. Pursuant to the Management Agreement, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of common stock of the Company.
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

Item 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of stockholders of the Company was held on May 21, 2008, for the purpose of considering and acting upon the following:
(1) Election of Directors. Three Class II directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Withheld

Ivan Kaufman	20,923,557	1,245,946
C. Michael Kojaian	21,982,808	186,695
Melvin F. Lazar	21,976,518	192,985
The continuing directors of the Company are John J. Bishar, Archie R. Dykes, Joseph Martello, Kyle A. Permut, Walter K. Horn, William Helmreich and Karen K. Edwards.
(2) Approval of Amendment to 2003 Omnibus Stock Incentive Plan. Amendment was approved. The votes cast for, against and abstentions were as follows:

	Aggregate Votes
Proposal	For	Against	Abstained

Approval of Amendment to the Company’s 2003 Omnibus Stock Incentive Plan, as amended and restated	12,198,593	3,501,633	71,965
(3) Ratification of Auditors. Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2008. The votes cast for, against and abstentions were as follows:

	Aggregate Votes
Proposal	For	Against	Abstained

Ratification of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2008	22,050,113	88,377	31,013
(4) Stockholder Proposal Regarding Declassification of the Board of Directors. Proposal was not approved. The votes cast for, against and abstentions were as follows:

	Aggregate Votes
Proposal	For	Against	Abstained

Stockholder proposal requesting that the Board of Directors of the Company take the necessary steps to eliminate the classification of terms of the Company’s directors to require that all of the Company’s directors stand for election annually	6,439,182	9,175,076	157,934

Item 5.	OTHER INFORMATION
     Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. ▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc. *
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ▲▲
4.1	Form of Certificate for Common Stock. *
4.2	Registration Rights Agreement, dated July 1, 2003 between Arbor Realty Trust, Inc. and JMP Securities, LLC *
10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. †
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership. *
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman. *
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
10.17
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡

10.18
Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡‡

10.19
Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20
Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22
Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.23
Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC.‡‡‡

10.24
Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ❖

10.25
Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC.❖

10.26
Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. ❖

10.27
Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ❖❖

10.28
Second Amendment, dated June 18, 2008, to the Amended and Restated Management Agreement by and among Arbor Realty Trust, Inc. Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.

10.29	Amendment No. 2, dated March 20, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan.
10.30	Amendment No. 3, dated May 21, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

▲	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on June 12, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

❖	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2007.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC. (Registrant)
By:	/s/ Ivan Kaufman
Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ Paul Elenio
Name: Paul Elenio
Title: Chief Financial Officer

Date: August 8, 2008