Form 10-Q
period 2008-09-30
ARBOR REALTY TRUST INC
filed 2008-11-10
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	20-0057959 (I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900	11553
Uniondale, NY (Address of principal executive offices)	Zip Code
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 25,152,246 outstanding (excluding 279,400 shares held in the treasury) as of October 31, 2008.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Cash and cash equivalents	$22,860,628	$22,219,541
Restricted cash	68,705,086	139,136,105
Loans and investments, net	2,406,692,383	2,592,093,930
Available-for-sale securities, at fair value	3,968,278	15,696,743
Securities held-to-maturity, net	59,053,996	—
Investment in equity affiliates	27,337,935	29,590,190
Real estate owned, net	46,591,815	—
Due from related party	2,118,311	—
Prepaid management fee — related party	26,340,397	19,047,949
Other assets	105,028,376	83,709,076

Total assets	$2,768,697,205	$2,901,493,534

Liabilities and Stockholders’ Equity:
Repurchase agreements	$151,674,646	$244,937,929
Collateralized debt obligations	1,132,469,000	1,151,009,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	276,055,000
Notes payable	545,080,655	596,160,338
Mortgage note payable	41,440,000	—
Due to related party	1,498,007	2,429,109
Due to borrowers	19,904,090	18,265,906
Deferred revenue	77,123,133	77,123,133
Other liabilities	64,679,365	67,395,776

Total liabilities	2,309,923,896	2,433,376,191

Minority interest in operating partnership	—	72,854,258
Minority interest in consolidated entity	(177,833)	—

Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2008 and 3,776,069 shares issued and outstanding at December 31, 2007	—	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,431,646 shares issued, 25,152,246 shares outstanding at September 30, 2008 and 20,798,735 shares issued, 20,519,335 shares outstanding at December 31, 2007	254,316	207,987
Additional paid-in capital	446,967,845	365,376,136
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
Retained earnings	51,338,745	65,665,951
Accumulated other comprehensive loss	(32,586,403)	(29,001,389)

Total stockholders’ equity	458,951,142	395,263,085

Total liabilities and stockholders’ equity	$2,768,697,205	$2,901,493,534

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Interest income	$51,423,427	$70,471,815	$158,708,921	$211,732,742
Property operating income	1,422,330	—	1,422,330	—
Other income	17,208	1,806	66,530	25,162

Total revenue	52,862,965	70,473,621	160,197,781	211,757,904

Expenses:
Interest expense	28,198,310	39,625,100	87,359,731	110,265,602
Employee compensation and benefits	1,906,843	2,332,028	6,570,188	6,816,045
Selling and administrative	2,581,132	1,387,924	6,741,446	4,202,790
Property operating expenses	1,385,594	—	1,385,594	—
Depreciation and amortization	256,370	—	427,283	—
Other-than-temporary impairment, available-for-sale securities	12,747,306	—	12,747,306	—
Provision for loan losses	3,000,000	—	8,000,000	—
Management fee — related party	(1,217,148)	5,686,538	3,516,124	21,205,285

Total expenses	48,858,407	49,031,590	126,747,672	142,489,722

Income before (loss) income from equity affiliates, minority interest and provision for income taxes	4,004,558	21,442,031	33,450,109	69,268,182
(Loss) income from equity affiliates	(1,606,505)	3,139,809	(2,168,505)	29,165,597

Income before minority interest and provision for income taxes	2,398,053	24,581,840	31,281,604	98,433,779
(Loss) income allocated to minority interest	(177,833)	3,841,671	4,272,921	14,160,005

Income before provision for income taxes	2,575,886	20,740,169	27,008,683	84,273,774
Provision for income taxes	—	—	—	15,085,000

Net income	$2,575,886	$20,740,169	$27,008,683	$69,188,774

Basic earnings per common share	$0.10	$1.02	$1.29	$3.73

Diluted earnings per common share	$0.10	$1.02	$1.27	$3.73

Dividends declared per common share	$0.62	$0.62	$1.86	$1.84

Weighted average number of shares of common stock outstanding:

Basic	24,990,710	20,366,360	22,166,518	18,526,194

Diluted	24,990,710	24,173,877	24,706,174	22,369,766

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Unaudited)

										Accumulated
		Preferred	Preferred	Common	Common		Treasury			Other
	Comprehensive	Stock	Stock	Stock	Stock	Additional	Stock	Treasury	Retained	Comprehensive
	Income	Shares	Par Value	Shares	Par Value	Paid-in Capital	Shares	Stock	Earnings	Loss	Total

Balance — January 1, 2008	$—	3,776,069	$37,761	20,798,735	$207,987	$365,376,136	(279,400)	$(7,023,361)	$65,665,951	$(29,001,389)	$395,263,085

Issuance of common stock for management incentive fee				559,354	5,594	5,970,661					5,976,255

Redemption of operating partnership units for common stock		(3,776,069)	(37,761)	3,776,069	37,761	72,622,686					72,622,686

Deferred compensation				300,740	3,007	(3,007)					—

Forfeit unvested restricted stock				(3,252)	(33)	33					—

Stock based compensation						3,001,336					3,001,336

Distributions-common stock									(41,335,889)		(41,335,889)

Net income	27,008,683								27,008,683		27,008,683

Reclass adjustment of unrealized net loss on securities available- for-sale realized in net income	1,018,841									1,018,841	1,018,841

Unrealized loss on derivative financial instruments	(4,603,855)									(4,603,855)	(4,603,855)

Balance — September 30, 2008	$23,423,669	—	$—	25,431,646	$254,316	$446,967,845	(279,400)	$(7,023,361)	$51,338,745	$(32,586,403)	$458,951,142

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Operating activities:

Net income	$27,008,683	$69,188,774
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	427,283	—
Stock-based compensation	2,694,236	2,039,327
Other-than-temporary impairment, available-for-sale securities	12,747,306	—
Provision for loan losses	8,000,000	—
Minority interest	4,272,921	14,160,014
Amortization and accretion of interest	300,372	309,685
Non-cash incentive compensation to manager — related party	1,385,918	7,749,016
Loss (earnings) from equity affiliates	2,168,505	(24,150,787)
Gain on sales of securities available-for-sale	—	(30,182)
Changes in operating assets and liabilities:
Other assets	(14,849,535)	(20,044,801)
Prepaid management fee — related party	(7,292,448)	(14,460,587)
Deferred revenue	—	77,123,133
Other liabilities	(6,829,836)	20,727,663
Deferred origination fees	(99,477)	(791,900)
Due to related party	1,540,925	3,595,845

Net cash provided by operating activities	$31,474,853	$135,415,200

Investing activities:
Loans and investments originated and purchased, net	(363,821,818)	(1,651,305,284)
Payoffs and paydowns of loans and investments	540,839,686	1,020,029,077
Due to borrowers	1,638,184	13,906,620
Purchases of securities held-to-maturity	(58,062,500)	—
Investment in real estate, net	(1,158,574)	—
Prepayments on securities available-for-sale	—	3,358,184
Proceeds from sales of securities available-for-sale	—	18,792,594
Contributions to equity affiliates	(250,000)	(20,273,638)
Distributions from equity affiliates	333,750	12,210,938

Net cash provided by/(used in) investing activities	$119,518,728	$(603,281,509)

Financing activities:
Proceeds from notes payable and repurchase agreements	257,506,044	823,724,066
Payoffs and paydowns of notes payable and repurchase agreements	(401,849,010)	(436,820,797)
Proceeds from collateralized debt obligations	33,000,000	55,700,000
Payoffs and paydowns of collateralized debt obligations	(51,540,000)	(9,540,000)
Change in restricted cash	70,431,019	(42,322,474)
Payments on margin calls related to repurchase agreements	(4,786,302)	—
Payments on swaps to hedge counterparties	(117,020,000)	—
Receipts on swaps from hedge counterparties	110,510,000	—
Proceeds from issuance of junior subordinated notes	—	53,093,000
Proceeds from sale of common stock	—	74,655,000
Offering expenses paid	—	(1,001,795)
Distributions paid to minority interest	(4,682,326)	(6,947,967)
Distributions paid on common stock	(41,335,889)	(33,871,125)
Payment of deferred financing costs	(586,030)	(2,153,062)

Net cash (used in)/provided by financing activities	$(150,352,494)	$474,514,846

Net increase in cash and cash equivalents	$641,087	$6,648,537
Cash and cash equivalents at beginning of period	22,219,541	7,756,857

Cash and cash equivalents at end of period	$22,860,628	$14,405,394

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$88,364,903	$111,191,657

Cash used to pay taxes	$127,457	$10,534,505

Supplemental schedule of non-cash financing activities:
Collateral on swaps to hedge counterparties	$3,500,000	$—

Accrued offering expenses	$—	$27,137

Acquisition of real estate, net	$45,433,241	—

Assumption of mortgage note payable	$41,440,000	$—

Redemption of operating partnership units for common stock	$67,306,291	$—

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which are subject to federal and state income taxes.
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
     In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At September 30, 2008, the Company had $425.3 million remaining under the previously mentioned shelf registration.
     In June 2008, the Company’s external manager exercised its right to redeem its approximate 3.8 million operating partnership units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company.
     In August 2008, the Company entered into an equity placement program sales agreement with a securities agent whereby the Company may issue and sell up to 3 million shares of its common stock through the agent who agrees to use its commercially reasonable efforts to sell such shares during the term of the agreement and under the terms set forth therein. To date, the Company has not utilized this equity placement program.
     The Company had 25,152,246 shares outstanding at September 30, 2008 and 20,519,335 shares outstanding at December 31, 2007.
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
     The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures which the Company controls. Entities which the Company does not control and entities which are variable interest entities in which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. Stock based compensation was disclosed in the Company’s Consolidated Income Statement under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees in the current year presentation and disclosed as a separate line item in prior years presentation. Depreciation and amortization was disclosed as a separate line item in the Company’s Consolidated Income Statement in the current quarter’s presentation and included in “selling and administrative” in prior quarter’s presentation.
     The preparation of consolidated interim financial statements in conformity with Generally Accepted Accounting Principals in the United States (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2008. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     Restricted Cash
     On September 30, 2008 and December 31, 2007, the Company had restricted cash of $68.7 million and $139.1 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 6 “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter.
     Loans and Investments
     Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) requires that at the time of purchase, the Company designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. The Company does not have any securities designated as trading at this time. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of other comprehensive income, while securities and investments held to maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings in accordance with SFAS 115. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment. Management closely monitors market conditions on which it bases such decisions.
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
     If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
probable losses. The Company had an allowance for loan losses of $6.5 million relating to six loans with an aggregate carrying value of approximately $137.6 million at September 30, 2008 and $2.5 million in allowance for loan losses relating to two loans with an aggregate carrying value, net of reserves, of approximately $58.5 million at December 31, 2007.
     Capitalized Interest
     The Company capitalizes interest in accordance with SFAS No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” (“SFAS 34”) to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During 2007 the joint venture sold both of the acquired properties and the Company discontinued the capitalization of interest on its remaining investment in the joint venture as activities required under SFAS 34 ceased to continue. The Company capitalized $0 and $0.3 million of interest relating to this investment during the three and nine months ended September 30, 2007. The Company did not capitalize interest during the three and nine months ended September 30, 2008.
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
     Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company recorded interest on such loans and investments of $0.3 million for the nine months ended September 30, 2008, compared to $30.0 million for the nine months ended September 30, 2007. For the three months ended September 30, 2007, the Company recorded $7.0 million of interest from such loans and investments. No such income had been recognized for the three months ended September 30, 2008.
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
September 30, 2008
(Unaudited)
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
     Income Taxes
     The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. The Company did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three and nine months ended September 30, 2008. The Company recorded a $15.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the nine months ended September 30, 2007 though did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three months ended September 30, 2007. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three and nine months ended September 30, 2008 and 2007.
     In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial results.
     Other Comprehensive Income / (Loss)
     SFAS No. 130 “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At September 30, 2008, accumulated other comprehensive loss was $32.6 million and consisted of net unrealized losses on derivatives designated as cash flow hedges. There were no unrealized losses related to available-for-sale securities at September 30, 2008 as a result of a $12.7 million other-than-temporary impairment charge recognized during the three months ended September 30, 2008. See note 4 — “Available-For-Sale Securities” for further details.
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
September 30, 2008
(Unaudited)
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
     The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the equity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights. In addition, the Company has evaluated its investments in collateralized debt obligation securities and has determined that the issuing entities are considered VIEs under the provisions of FIN 46, but has determined that the Company is not the primary beneficiary. As of September 30, 2008, the Company has identified 45 loans and investments which were made to entities determined to be VIEs.
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
     For the 45 VIEs identified, the Company has determined that it is not the primary beneficiary, and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.
     Recently Issued Accounting Pronouncements
     SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring and nonrecurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have an impact on the Company’s Consolidated Financial Statements.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date is delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, regarding the delayed application of SFAS 157 on the Company’s Consolidated Financial Statements.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. The Company does not anticipate that FSP FAS 157-3 will have a material impact on its consolidated financial statements.
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
     SFAS No. 141 (R) — In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations” and requires a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires acquisition costs to be expensed as incurred and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of SFAS 141(R) will have an impact on the Company’s Consolidated Financial Statements.
     SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160 “Accounting for Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the Company and holders of such non-controlling interests. Under SFAS 160, non-controlling interests are considered equity and should be reported as an element of consolidated equity. The current practice of classifying minority interests within a mezzanine section of the statement of financial position will be eliminated. Under SFAS 160, net income will encompass the total income of all consolidated subsidiaries and will require separate disclosure on the face of the income statement of income attributable to the controlling and non-controlling interests. Increases and decreases in the non-controlling ownership interest amount will be accounted for as equity transactions. When a subsidiary is deconsolidated, any retained, non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The presentation and disclosure requirements are to be applied retrospectively for all periods presented. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The Company does not currently expect the adoption of SFAS 160 to have a material effect on the Company’s Consolidated Financial Statements.
     SFAS No. 161 - In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Company’s Consolidated Financial Statements.
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
September 30, 2008
(Unaudited)
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
Note 3 — Loans and Investments
     The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated.

					At September 30, 2008		At December 31, 2007
	September 30,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2008	of Total	2007	of Total	Count	Pay Rate	Count	Pay Rate
	(Unaudited)				(Unaudited)

Bridge loans	$1,479,980,716	61%	$1,646,505,888	63%	59	6.93%	65	7.86%
Mezzanine loans	404,733,714	17%	384,479,759	15%	42	9.14%	41	9.23%
Junior participations	318,303,015	13%	340,821,550	13%	17	7.34%	19	7.70%
Preferred equity investments	207,882,959	8%	220,387,959	9%	18	9.14%	20	9.42%
Other	13,272,940	1%	11,400,272	nm	2	13.69%	2	7.99%

	2,424,173,344	100%	2,603,595,428	100%	138	7.58%	147	8.18%

Unearned revenue	(10,980,961)		(9,001,498)
Allowance for loan losses	(6,500,000)		(2,500,000)

Loans and investments, net	$2,406,692,383		$2,592,093,930

nm — not meaningful
     The following transactions represent loans and investments that were satisfied during the nine months ended September 30, 2008 in which the Company had retained a profits interest in the borrowing entity.
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
September 30, 2008
(Unaudited)
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
     During the third quarter of 2008, the Company determined that this $45.0 million loan was impaired, and as a result, the Company established a $1.0 million provision for loan loss related to this property reducing the net carrying value to $43.8 million at September 30, 2008.
     The following transactions represent loans and investments originated by the Company during the nine months ended September 30, 2008 in which the Company retained a profits interest in the borrowing entity.
Windrush Village
     At March 31, 2008, the Company had a $13.8 million bridge loan secured by a 210 unit multi-family property located in Tallahassee, Florida that was scheduled to mature in June 2008 and bore interest at LIBOR plus 2.50% with a LIBOR floor of 3.50%. The Company established a $1.5 million provision for loan loss related to this property during the fourth quarter of 2007, reducing the carrying value to $12.3 million at March 31, 2008. In May 2008, the Company received $0.3 million from the borrower plus a $0.3 million note from the borrower payable in 16 monthly installments, reducing the carrying amount to $11.7 million. In May 2008, the property was sold for approximately $11.8 million and the Company provided the purchaser with a $12.8 million loan and investment, of which approximately $11.6 million was funded as of September 30, 2008, with a fixed interest rate of 6.22% and a maturity date in May 2011. The Company also received a 25% equity participation interest in the property. As a result of this transaction, the Company recorded a loss of approximately $1.7 million, of which $1.5 million was charged-off against the allowance for loan losses and approximately $0.2 million was recorded in selling and administrative expenses in the second quarter of 2008.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of September 30, 2008, the unpaid principal balance related to 33 loans with five unrelated borrowers represented approximately 27% of total assets. At December 31, 2007 the unpaid principal balance related to 29 loans with five unrelated borrowers represented approximately 25% of total assets. As of September 30, 2008 and December 31, 2007, the Company had 138 and 147 loans and investments, respectively. As of September 30, 2008, 39.5%, 11.6%, and 11.5% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively. As of December 31, 2007, 44.8%, 11.2%, and 8.5% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida, and California, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Impaired Loans and Allowance for Loan Losses
     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at September 30, 2008, it was determined that six loans with an aggregate carrying value of $137.6 million were impaired. At December 31, 2007, two loans with an aggregate outstanding principal balance of $58.5 million were impaired.
     The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $3.0 million and $8.0 million provision for loan losses for the three and nine months ended September 30, 2008, respectively. The Company did not record a provision for loan losses for the three and nine months ended September 30, 2007.
     During the fourth quarter of 2007, the Company established a $1.0 million loan loss reserve related to a $45.0 million loan and investment on the Lake in the Woods property. In the first quarter of 2008, the property was sold and as a result of the transaction, the Company charged-off $1.0 million against the allowance for loan losses and incurred an additional loss of $0.2 million, which was recorded in selling and administrative expenses and the Company provided the new sponsor with a $45.0 million first mortgage loan. As of September 30, 2008 the Company has established a $1.0 million reserve on the $45.0 million loan provided to the new sponsor. See the Lake in the Woods discussion above for further details on the transaction.
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
     At December 31, 2007, the Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter, the Company recorded this investment on its balance sheet as real estate owned at fair value which included the Company’s $3.5 million carrying value of the loan, recorded the $41.4 million first lien in mortgage notes payable and recorded a net loss for the period of approximately $19,000 which was recorded in selling and administrative expenses and depreciation and amortization. For the three months ended September 30, 2008, the Company recorded property operating income of $1.4 million, property operating expenses of $1.4 million and depreciation and amortization of $0.3 million to earnings. At September 30, 2008, this investment’s balance sheet was comprised of land of $6.2 million, building and leasehold improvements net of depreciation of $41.5 million, cash of $0.5 million, other assets of $0.5 million, mortgage note payable of $41.4 million, and other liabilities of $1.8 million.
     A summary of the changes in the allowance for loan losses is as follows:

For the Nine
Months Ended
September 30,
2008
Allowance at beginning of the period	$2,500,000
Provision for loan losses	8,000,000
Charge-offs	(2,500,000)
Reclassified to real estate owned, net	(1,500,000)

Allowance at end of the period	$6,500,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
     As of September 30, 2008, two loans with a net carrying value of approximately $78.2 million were classified as non-performing. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. At December 31, 2007, there were no non-performing loans.
     The Company has a $70.3 million bridge loan on a land development project in New York City located at 303 East 51st Street. This loan had an initial maturity date of May 2008 with one six month extension option and an interest rate of Libor plus 4.25% with a Libor floor of 5.32%. On March 15, 2008, there was a tragic construction accident related to the development of this project and a stop work order has been issued by the city for an undeterminable amount of time. As a result, effective April 1, 2008, the Company will not record interest income on this loan until it is received. The property did not sustain significant damage. On May 1, 2008, the Company entered into agreements with the borrower, pursuant to which the Company received a $0.5 million cash payment which was applied to interest and agreed to defer mortgage payments until July 1, 2008. In addition, the borrower acknowledged the Company’s right to directly receive and apply insurance proceeds as they may be received. During the second quarter, the Company received $0.1 million in insurance proceeds which was recorded as interest income. In July 2008, the Company elected to begin the foreclosure process on the entity that owns the property. The principal amount of this loan is not deemed to be impaired at this time and no loan loss reserve has been recorded to date.
     In addition, as of September 30, 2008, one of the six loans reserved for, with a net carrying value of approximately $7.9 million, had been classified as non-performing.
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s available-for-sale securities at September 30, 2008.

		Other-Than-
	Amortized	Temporary	Unrealized	Estimated
	Cost	Impairment	Loss	Fair Value
Common equity securities	$16,715,584	$(12,747,306)	$—	$3,968,278

Total available-for-sale securities	$16,715,584	$(12,747,306)	$—	$3,968,278

     The following is a summary of the Company’s available-for-sale securities at December 31, 2007.

		Other-Than-
	Amortized	Temporary	Unrealized	Estimated
	Cost	Impairment	Loss	Fair Value
Common equity securities	$16,715,584	$—	$(1,018,841)	$15,696,743

Total available-for-sale securities	$16,715,584	$—	$(1,018,841)	$15,696,743

     During 2007, the Company purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $4.0 million, at September 30, 2008 and a fair value of $15.7 million at December 31, 2007. As of September 30, 2008, these securities have been in an unrealized loss position for less than twelve months. Generally accepted accounting principles in the United States (“GAAP”) require that these securities are evaluated periodically to determine whether a decline in their value is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
other-than-temporary, though it is not intended to indicate a permanent decline in value. The Company believes that based on recent market events and the unfavorable prospects for near term recovery of value, that there is a lack of evidence to support the conclusion that the fair value decline is temporary. Therefore, the Company has concluded that these securities are other-than-temporarily impaired under GAAP and has recorded a $12.7 million impairment charge to the consolidated income statement. Management closely monitors market conditions on which it bases such decisions.
     The Company had a margin loan agreement with a financial institution related to the purchases of these securities. In July 2008, the margin loan was repaid in full.
     The cumulative amount of other comprehensive loss related to unrealized losses on these securities as of December 31, 2007 was $1.0 million.
Note 5 — Securities Held-To-Maturity
     The following is a summary of the Company’s securities held-to-maturity at September 30, 2008.

	Face	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gain	Loss	Fair Value
Collateralized debt obligation bonds	$82,700,000	$59,053,996	$—	$(15,998,996)	$43,055,000

Total securities held-to-maturity	$82,700,000	$59,053,996	$—	$(15,998,996)	$43,055,000

     The following is a summary of the underlying credit rating of the Company’s securities held-to-maturity at September 30, 2008.

	Amortized	Percent
Rating	Cost	of Total
AAA	$48,347,409	82%
AA	9,319,086	16%
BBB	1,387,501	2%

	$59,053,996	100%

     During the second quarter of 2008, the Company purchased $82.7 million of investment grade commercial real estate (“CRE”) collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. This discount will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three and nine months ended September 30, 2008, the Company accreted approximately $0.6 million and $1.0 million, respectively, of this discount into interest income, representing accretion on approximately $21.0 million of the total discount. As of September 30, 2008, the Company determined that it will no longer accrete into income a $3.6 million discount related to the Company's $1.4 million BBB rated bond. These securities bear interest at a weighted average spread of 40 basis points over Libor, have a weighted average stated maturity of 38.2 years and have an estimated average remaining life of 6.0 years. At September 30, 2008, the average yield on these securities based on their face values was 7.40%, including the accretion of discount. The Company did not have any securities held-to-maturity at December 31, 2007.
     Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. Decreases in fair value deemed to be other-than-temporary would be reported as a loss on the Company’s financial statements.
     The Company reevaluates these investments on a quarterly basis to determine if there has been an other-than-temporary impairment. As of September 30, 2008, the Company’s CDO bond investments were in an unrealized loss position, as the Company’s carrying value was in excess of their market value. However, these securities have been in an unrealized loss position for less than six months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
     Based on the Company’s assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, the rating of the security, as well as the Company’s intent and ability to hold its CDO bond investments to maturity, the Company expects to fully recover the carrying value of these investments and has concluded that these investments are not other-than-temporarily impaired as of September 30, 2008.
     In addition, during the second quarter, the Company entered into a repurchase agreement with a financial institution for the purpose of financing five of the CDO bond securities with a face value of $75.0 million. During the third quarter of 2008, the Company paid approximately $4.8 million of margin calls related to certain assets financed in this facility, due to a decrease in values associated with a change in market interest rate spreads. At September 30, 2008, current borrowings totaled approximately $12.7 million on a portion of two CDO bonds representing 42% of the face value of these securities.
Note 6 — Investment in Equity Affiliates
     The following is a summary of the Company’s investment in equity affiliates at September 30, 2008 and December 31, 2007:

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	September 30,	December 31,	September 30,
Equity Affiliates	2008	2007	2008
930 Flushing & 80 Evergreen	$491,975	$700,724	$24,725,738

450 West 33rd Street	1,136,960	1,136,960	50,000,000

1107 Broadway	5,720,000	5,720,000	—

1133 York Ave	7,693	7,693	—

Alpine Meadows	11,051,307	13,219,813	30,500,000

St. John’s Development	625,000	500,000	25,000,000

Issuance of Junior Subordinated Notes	8,305,000	8,305,000	—

Total	$27,337,935	$29,590,190	$130,225,738

930 Flushing & 80 Evergreen
     During the nine months ended September 30, 2008, the Company recorded $0.2 million as a return of capital from its equity investment on a capital contribution made in 2007. In addition, during the second quarter of 2008, $4.8 million was received by the Company for the repayment in full of a bridge loan on the 80 Evergreen property from refinance proceeds of the borrower.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
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
     In connection with this agreement, the Company borrowed from Lightstone Value Plus Real Estate Investment Trust, Inc. approximately $33 million, which is initially secured by its 16.67% interest in POM, has an eight year term, and bears interest at a fixed rate of 4% with payment of the interest deferred until the closing of the transaction. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, the Company will exchange its 16.67% interest in Prime Outlets for approximately $37 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. The $33 million loan will then be secured by the Company’s preferred and common operating partnership units in Lightstone Value Plus REIT L.P. The preferred units will pay a preferred return at a fixed rate of 4.63% and after five years, they may be redeemed by Lightstone Value Plus REIT L.P. for cash at par and the loan would become due upon such redemption. The transaction provides for a tax deferral for an estimated period of five years, subject to certain carve out provisions. In addition, the Company paid an incentive management fee to its manager of approximately $7.3 million related to this transaction during the three months ended September 30, 2008.
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
     During the third quarter of 2008, the Company recorded interest expense of $0.5 million relating to the $49.5 million of debt from this transaction and $0.2 million of minority interest income relating to the third party member’s minority interest share of the interest expense of the consolidated entity on the Company’s consolidated income statement. In addition, the Company recorded $(0.2) million of minority interest in consolidated entity on the Company’s consolidated balance sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Alpine Meadows
     In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and the Company will be allocated 65% of the losses. The Company also provided a $30.5 million first mortgage loan that matures in August 2009 and bears interest at pricing over one month LIBOR. The outstanding balance on this loan was $30.5 million at September 30, 2008. For the three and nine months ended September 30, 2008, the Company recorded $1.6 million and $2.2 million in losses from this equity investment, respectively. This amount reflects Arbor’s portion of the joint venture’s losses, including depreciation expense, and was recorded in loss from equity affiliates and as a reduction to the Company’s investment in equity affiliates on the balance sheet.
St. John’s Development
     In December 2006, the Company originated a $25.0 million bridge loan with a maturity date in September 2007 with two, three month extensions that bore interest at a fixed rate of 12%. In October 2007, the borrower sold the property to an investor group, in which the Company has a 50% non-controlling interest, for $25.0 million, and assumed the $25.0 million mortgage with a new maturity date of October 2009 and a change in the interest rate to LIBOR plus 6.48%. The Company retains a non-controlling interest in the property. In the nine months ended September 30, 2008, the Company made a $0.1 million capital contribution to this equity investment.
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
Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expired December 2007 and repaid in February 2008, interest is variable based on one-month LIBOR; the weighted average note rate was 0% and 7.10%, respectively	$—	$—	$23,321,740	$38,000,000

Repurchase agreement, financial institution, $200 million committed line, expiration October 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 5.02% and 6.03%, respectively	114,531,931	159,426,531	165,571,254	241,547,947

Repurchase agreement, financial institution, $100 million committed line, expiration September 2008, interest is variable based on one-month LIBOR; the weighted average note rate was 5.54% and 6.66%, respectively	24,467,715	32,012,498	56,044,935	70,103,865

Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three-month LIBOR; the weighted average note rate was 5.31%	12,675,000	40,000,000	—	—

Total repurchase agreements	$151,674,646	$231,439,029	$244,937,929	$349,651,812

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
     The Company’s $100.0 million master repurchase agreement with Nomura Credit and Capital, Inc. expired in December 2007. The Company exercised its right under the repurchase agreement to extend the repayment date until June 2008. This facility was repaid in its entirety in February 2008.
     The Company has a $200.0 million repurchase agreement with a financial institution, effective October 2006, which was amended in December 2007 to increase the committed amount of the facility to $200.0 million from $150.0 million. The agreement has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At September 30, 2008, the aggregate outstanding balance in this facility was approximately $114.5 million.
     The Company has a $100.0 million repurchase agreement that bears interest at pricing over LIBOR and had a maturity date of September 2008. In January 2008, the Company was notified that no further advances could be taken under this facility. The facility matured in September 2008 and, under the terms of the repurchase agreement, the facility will be paid in its entirety by December 2008. At September 30, 2008, the aggregate outstanding balance in this facility was approximately $24.5 million.
     In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility has a two year term from the effective date of the agreement and bears interest at pricing over LIBOR. During the third quarter of 2008, the Company paid down approximately $4.8 million of this debt as a result of margin calls related to certain assets financed in this facility, due to a decrease in values associated with a change in the market interest rate spreads. At September 30, 2008, the aggregate outstanding balance in this facility was approximately $12.7 million.
     In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated income statement. These transactions may not qualify as a purchase by the Company under FSP FAS 140-3 which is effective for fiscal years beginning after November 15, 2008. The Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the income statement. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. See Note 2 -“Summary of Significant Accounting Polices — Recently Issued Accounting Pronouncements” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	Debt	Debt
	Carrying	Carrying
	Value	Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.91% and 8.58%, respectively	$27,070,000	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.40% and 8.31%, respectively	25,780,000	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.50% and 7.42%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.93% and 8.23%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.19% and 7.76%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.01% and 7.93%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.94% and 7.85%, respectively	15,464,000	15,464,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.30% and 7.24%, respectively	14,433,000	14,433,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $38.7 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.30% and 7.23%, respectively	38,660,000	38,660,000

Total junior subordinated notes	$276,055,000	$276,055,000

     The junior subordinated notes are unsecured, have a maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years.
     The outstanding balance under these facilities was $276.1 million at both September 30, 2008 and December 31, 2007. The current weighted average note rate was 7.60% at September 30, 2008 and 7.84% December 31, 2007. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Term credit agreement, Wachovia Bank, National Association, $473 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.01% and 6.87%, respectively	$294,146,019	$479,615,387	$412,095,278	$768,814,515

Revolving credit agreement, Wachovia Bank, National Association, $100 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.50% and 6.89%, respectively	69,574,342	118,823,141	6,759,220	26,127,598

Term credit agreement, Wachovia Bank, National Association, $69 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 6.52% and 7.36%, respectively	36,208,885	115,000,000	66,500,000	115,000,000

Bridge loan warehouse, financial institution, $90 million committed line, expiration October 2008, interest rate variable based on Prime or LIBOR, the weighted average note rate was 5.76% and 6.51%, respectively	44,443,444	57,726,950	62,897,875	93,050,000

Working capital facility, Wachovia Bank, National Association; $45 million committed line, expiration June 2009 with a one year renewal option, interest is variable based on one-month LIBOR, the weighted average note rate was 9.05% and 6.96%, respectively	44,907,965	—	47,907,965	—

Note payable from investment in equity affiliates, $49.5 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	49,500,000	—	—	—

Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of interest	5,000,000	5,000,000	—	—

Junior loan participation, maturity May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of interest	1,300,000	1,300,000	—	—

Total notes payable	$545,080,655	$777,465,478	$596,160,338	$1,002,992,113

     In November 2007, the Company entered in two new credit agreements with Wachovia which replaced two of the Company’s existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia.
     The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment. The facility has a commitment period of two years with a one year extension option to November 2010, bears interest at pricing over LIBOR, and has eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $473.0 million term loan component has repayment provisions which include reducing the outstanding balance to $300.0 million by

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
December 31, 2008. The outstanding balance under the term component of this facility was $294.1 million at September 30, 2008. The $100.0 million revolving commitment is used to finance new investments and can be increased with lender approval to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. The outstanding balance under the revolving component of this facility was $69.6 million at September 30, 2008.
     The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension option to November 2010 and bears interest at pricing over LIBOR. This agreement includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. The Company has also pledged its 24.2% equity interest in POM as part of this agreement. In the second and third year of this term facility, the Company is required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any. In connection with the POM transaction in July 2008, the Company agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction, decreasing the outstanding balance to $41.6 million at July 31, 2008. In addition, 16.7% of the Company’s 24.2% equity interest in POM was released as collateral in conjunction with this paydown. See Note 6 — “Investment in Equity Affiliates” for further details. The outstanding balance under the term component of this facility was $36.2 million at September 30, 2008.
     The Company has a $90 million bridge loan warehouse agreement with a maturity of October 2008. In October 2008, this facility was amended to extend the maturity date to October 2009. The amendment also includes an increase in interest rate pricing over LIBOR of approximately 135 basis points on all new additions to the facility and a reduction of the committed amount to $70 million. At September 30, 2008, the aggregate outstanding balance under this facility was $44.4 million.
     The Company’s $60.0 million working capital facility with Wachovia Bank, National Association (“Wachovia”) expired in June 2008. In July 2008, the facility was extended for one year to June 2009 and was amended to a $45 million facility. In addition, the amendment includes required quarterly paydowns of $3.0 million beginning October 1, 2008 and an interest rate increase from 210 basis points over Libor to a rate of 500 basis points over Libor. At September 30, 2008, the aggregate outstanding balance under this facility was $44.9 million.
     During the second quarter of 2008, the Company recorded a $49.5 million note payable related to the POM equity kicker transaction. The note is initially secured by the Company’s 16.67% interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. See Note 6 — “Investment in Equity Affiliates” for further details. At September 30, 2008, the outstanding balance of this note was $49.5 million.
     The Company has three junior loan participations with a total outstanding balance at September 30, 2008 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans.
     Mortgage Note Payable
     During the second quarter of 2008, the Company recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate and was recorded in mortgage note payable. See note 3 - “Loans and Investments” for further details. The outstanding balance of this mortgage was $41.4 million at September 30, 2008.
     Collateralized Debt Obligations
     The following table outlines borrowings under the Company’s collateralized debt obligations as of September 30, 2008 and December 31, 2007:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

	September 30, 2008	December 31, 2007
	Debt	Debt
	Carrying	Carrying
	Value	Value
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest rate variable based on three-month LIBOR; the weighted average note rate was 5.12% and 5.48%, respectively	$277,319,000	$283,319,000

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 5.25% and 5.58%, respectively	344,450,000	347,990,000

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.74% and 5.12%, respectively	510,700,000	519,700,000

Total CDOs	$1,132,469,000	$1,151,009,000

     Proceeds from CDO I and CDO II are distributed quarterly with approximately $2.0 million and $1.2 million, respectively, being paid to investors as a reduction of the CDO liability.
     CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $510.7 million at September 30, 2008 which included $63.2 million outstanding under the revolving note facility. The outstanding note balance for CDO III was $519.7 million at December 31, 2007 which included $72.2 million outstanding under the revolving note facility.
     The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, CDOs are consolidated in the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.
Debt Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, debt-to-equity ratios and fixed and senior fixed charge coverage ratios. Subsequent to September 30, 2008, the Company amended the fixed and senior fixed charge coverage ratios, effective as of September 30, 2008, with one financial institution. The Company amended its required fixed coverage charge ratio from 1.50 to 1, to 1.35 to 1. The Company’s fixed charge coverage ratio was 1.42 to 1.0 at September 30, 2008. The Company also amended its required senior fixed coverage charge ratio from 1.75 to 1, to 1.50 to 1. The Company’s senior fixed charge coverage ratio was 1.62 to 1.0 at September 30, 2008. As amended, the Company was in compliance with all financial covenants and restrictions for the periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
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
     At December 31, 2007, minority interest in the Company’s operating partnership was $72.9 million reflecting ACM’s 15.5% limited partnership interest in ARLP. In June 2008, ACM exercised its right to redeem its 3,776,069 operating partnership units (“OP units”) in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in the Company and the balance of minority interest were reduced to zero as of June 30, 2008. In accordance with EITF 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts,” the redemption of the minority interest in exchange for the Company’s common stock was recorded at book value and recorded directly to equity in additional paid-in capital. In addition, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation of the Company’s outstanding common stock.
     Minority interest in a consolidated entity on the Company’s consolidated balance sheet as of September 30, 2008 was $0.2 million representing a third party’s interest in a consolidated subsidiary which has a note payable that accrues interest at a fixed rate of 4.00%. This note payable is related to the POM transaction discussed in Note 6 — “Investment in Equity Affiliates”.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
     The following is a summary of the derivative financial instruments held by the Company as of September 30, 2008 and December 31, 2007: (Dollars in Thousands)

	Notional Value			Fair Value
Designation\	September 30,	December 31,	Expiration	September 30,	December 31,
Cash Flow	2008	2007	Date	2008	2007
Non-Qualifying	$1,303,631	$1,303,631	2009 - 2015	$2,959	$2,543

Qualifying	$869,351	$776,232	2008 - 2017	$(34,225)	$(29,872)

     The fair value of Non-Qualifying Hedges was $3.0 million and $2.5 million as of September 30, 2008 and December 31, 2007, respectively, and is recorded in other assets in the Consolidated Balance Sheet. For the nine months ended September 30, 2008 and 2007, the change in fair value of the Non-Qualifying Swaps was $0.4 million and ($0.2) million, respectively and is recorded in interest expense on the Consolidated Income Statement.
     The fair value of Qualifying Cash Flow Hedges as of September 30, 2008 and December 31, 2007 was $(34.2) million and $(29.9) million, respectively, and was recorded in other assets, other liabilities and the change in other comprehensive loss in the Consolidated Balance Sheet. As of September 30, 2008, the Company expects to reclassify approximately $(5.8) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.
     Gains and losses on terminated swaps are being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company has deferred approximately $1.6 million and $1.9 million of such net gains through other comprehensive income at September 30, 2008 and December 31, 2007, respectively. The Company recorded $0.3 million as a reduction to interest expense related to the accretion of these gains for both the nine months ended September 30, 2008 and 2007. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.
     The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of September 30, 2008 and December 31, 2007 of $(32.6) million and $(28.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(34.2) million and $(29.9) million, respectively, and deferred gains on termination of interest swaps of $1.6 million and $1.9 million, respectively. The remaining portion included in other comprehensive loss as of December 31, 2007 is related to the Company’s available-for-sale securities as discussed in Note 4 “Available-For-Sale Securities” of these Consolidated Financial Statements.
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
September 30, 2008
(Unaudited)
     Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

•	Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability. Fair valued assets and liabilities that are generally included in this category are non-government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities including CDO bonds, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

•	Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.
     Determining which category as asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.
     The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2008.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$3,968,278	$3,968,278	$3,968,278	$—	$—
Derivative financial instruments	2,959,073	2,959,073	—	2,959,073	—
Financial liabilities:
Derivative financial instruments	34,224,946	34,224,946	—	34,224,946	—

(1)	During the three months ended September 30, 2008, the Company’s available-for-sale securities were written to their fair value of $4.0 million at September 30, 2008, resulting in the recognition of a $12.7 million impairment that was considered other-than-temporary and included in earnings for the period. Prior to the three months ended September 30, 2008, changes in the fair market value of the Company’s available-for-sale securities were considered unrealized gains or losses and were recorded an a component of other comprehensive income or loss.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
     Derivative financial instruments: Fair values are approximated on current market quotes received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet. In accordance with SFAS 157, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.
     The Company measures certain financial assets and financial liabilities at fair value on a nonrecurring basis, such as loans and securities held-to-maturity. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2008.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$131,054,011	$131,054,011	$—	$—	$131,054,011

(1)	The Company had an allowance for loan losses of $6.5 million relating to six loans with an aggregate carrying value, before reserves, of approximately $137.6 million at September 30, 2008.
     Loan impairment assessments: Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company performs evaluations of its loans to determine if the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses.
Note 11 — Commitments and Contingencies
Contractual Commitments
     As of September 30, 2008, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual
Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Notes payable (2)	$5,500	$483,781	$1,300	$5,000	$—	$49,500	$545,081

Collateralized debt obligations (3)	3,180	96,493	96,493	303,470	632,833	—	1,132,469

Repurchase agreements	24,468	114,532	12,675	—	—	—	151,675

Trust preferred securities	—	—	—	—	—	276,055	276,055

Outstanding unfunded commitments (4)	17,858	33,847	8,381	6,058	1,261	1,018	68,423

Totals	$51,006	$728,653	$118,849	$314,528	$634,094	$326,573	$2,173,703

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

(1)	Represents amounts due based on contractual maturities.

(2)	The maturity date for Wachovia term and revolving facilities do not include the one year extension option. The maturity date for the bridge loan warehouse represents a one year extension to October 2009 that was extended subsequent to quarter end.

(3)	Comprised of $277.3 million of CDO I debt, $344.5 million of CDO II debt and $510.7 million of CDO III debt with a weighted average remaining maturity of 1.78, 3.22 and 3.73 years, respectively, as of September 30, 2008.

(4)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $68.4 million as of September 30, 2008, that it is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. At September 30, 2008, the Company’s restricted cash balance contained approximately $31.4 million of cash held to fund the portion of the unfunded commitments related to loans financed by the Company’s CDO vehicles.
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
     In June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were simultaneously redeemed and cancelled by the Company. At September 30, 2008, the Company had no OP units outstanding.
     Common Stock
     The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
     The Company paid its incentive compensation management fee to ACM in a combination of cash and shares of common stock during 2008. The following table presents the number of shares of common stock issued by the Company from January 1, 2008 through September 30, 2008 for the portion of its incentive compensation management fee paid in common stock:

	For the		Number of Common
Issued	Quarter Ended		Shares Issued
February 2008	December 2007		86,772
May 2008	March 2008		55,532
August 2008	June 2008		417,050

		Total	559,354

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
     In 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. At September 30, 2008, the Company had $425.3 million available under this shelf registration.
     In June 2008, the Company issued 3,776,069 common shares upon the exchange of OP units by ACM. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation of the Company’s outstanding common stock.
     During the nine months ended September 30, 2008, the Company issued 300,740 shares of restricted common stock under its stock incentive plan and 3,252 shares of unvested restricted common stock were forfeited. The Company had 25,152,246 shares of common stock outstanding at September 30, 2008 and 20,519,335 shares of common stock outstanding at December 31, 2007.
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
     In June 2008, the Company issued an aggregate of 70,000 shares of restricted common stock under the stock incentive plan to certain employees of the Company and ACM. One third of the 70,000 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, another one third will vest in June 2009, and the remaining third will vest in June 2010. In addition, 2,500 shares of unvested restricted common stock were forfeited in August 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 13 — Earnings Per Share
     Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income adjusted for minority interest in the operating partnership by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are ARLP’s operating partnership units and the potential settlement of incentive management fees in common stock.
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2008 and 2007.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2008		September 30, 2007
	Basic	Diluted	Basic	Diluted
Net income	$2,575,886	$2,575,886	$20,740,169	$20,740,169

Add: income allocated to minority interest	—	—	—	3,841,671

Earnings per EPS calculation	$2,575,886	$2,575,886	$20,740,169	$24,581,840

Weighted average number of common shares outstanding	24,990,710	24,990,710	20,366,360	20,366,360

Weighted average number of operating partnership units	—	—	—	3,776,069

Dilutive effect of incentive management fee shares	—	—	—	31,448

Total weighted average common shares outstanding	24,990,710	24,990,710	20,336,360	24,173,877

Earnings per common share	$0.10	$0.10	$1.02	$1.02

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2008		September 30, 2007
	Basic	Diluted	Basic	Diluted
Net income	$27,008,683	$27,008,683	$69,188,774	$69,188,774

Add: income allocated to minority interest	1,510,657	4,450,754	—	14,160,005

Earnings per EPS calculation	$28,519,340	$31,459,437	$69,188,774	$83,348,779

Weighted average number of common shares outstanding	22,166,518	22,166,518	18,526,194	18,526,194

Weighted average number of operating partnership units	—	2,494,411	—	3,776,069

Dilutive effect of incentive management fee shares	—	45,245	—	67,503

Total weighted average common shares outstanding	22,166,518	24,706,174	18,526,194	22,369,766

Earnings per common share	$1.29	$1.27	$3.73	$3.73

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 14 — Related Party Transactions
     At September 30, 2008, due from related party was $2.1 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended September 30, 2008. Payment is not required until the final calculation is performed subsequent to the end of the fiscal year. See Note 16 — “Management Agreement” for further details.
     At September 30, 2008, due to related party was $1.5 million and consisted of $0.3 million of base management fees that were due to ACM and $1.2 million of escrows due to ACM which were remitted by the Company in October 2008. At December 31, 2007, due to related party was $2.4 million and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to the Company in January 2008.
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
     The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds approximately 5.4 million common shares, representing 21.4% of the voting power of the Company’s outstanding stock.
Note 15 — Distributions
     On October 27, 2008, the Company declared distributions of $0.24 per share of common stock, payable with respect to the three months ended September 30, 2008, to stockholders of record at the close of business on November 14, 2008. The Company intends to pay this distribution on November 26, 2008.
     The following table presents dividends declared by the Company on its common stock from January 1, 2008 through September 30, 2008:

Declaration	For Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

January 25, 2008	December 2007	February 15, 2008	February 26, 2008	$0.62
April 25, 2008	March 2008	May 15, 2008	May 27, 2008	$0.62
July 25, 2008	June 2008	August 15, 2008	August 26, 2008	$0.62

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 16 — Management Agreement
     The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee. The incentive compensation fee is calculated as 25% of the amount by which ARLP’s funds from operations exceeds 9.5% return on invested funds or the 10-Year U.S. Treasury Rate plus 3.5%, whichever is greater, as described in the management agreement. This fee is subject to recalculation and reconciliation at fiscal year end in accordance with the management agreement. Any overpayments at fiscal year end shall be refunded to the Company in cash and the Company would record a negative incentive compensation expense in the quarter when such overpayment is determined.
     The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Management Fees:	2008	2007	2008	2007
Base	$901,163	$875,156	$2,701,091	$2,310,801

Incentive compensation- expensed	(2,118,311)	4,811,382	815,033	18,894,484

Total expensed	$(1,217,148)	$5,686,538	$3,516,124	$21,205,285

Incentive compensation- prepaid	—	—	7,292,448	19,047,949

Total management fee	$(1,217,148)	$5,686,538	$10,808,572	$40,253,234

     For the three months ended September 30, 2008 and 2007, the Company recorded $0.9 million, respectively, of base management fees due to ACM of which $0.3 million, respectively, were included in due to related party and paid in the month subsequent to the respective periods.
     For the three months ended September 30, 2008, ACM did not earn an incentive compensation installment and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.1 million. In accordance with the management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2008 fiscal year. For the three months ended September 30, 2007, ACM earned an incentive compensation installment totaling $4.8 million and was paid partially in 62,002 common shares with the remainder paid in cash totaling $3.6 million in November 2007.
     For the nine months ended September 30, 2008, ACM earned a base management fee of $2.7 million and an incentive compensation installment totaling $8.1 million. Included in the $8.1 million of incentive compensation was $0.8 million recorded as management fee expense and $7.3 million recorded as deferred management fee related to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, the Company will recognize the $7.3 million as management fee expense. For the nine months ended September 30, 2007, ACM earned a base management fee of $2.3 million and an incentive compensation installment totaling $37.9 million. Included in the $37.9 million of incentive compensation was $18.9 million recorded as management fee expense and $19.0 million recorded as prepaid management fees related to the incentive management fee on the deferred gain recognized on the transfer of control of the 450 West 33rd Street property of one of the Company’s equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
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
     We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. We recorded a $15.1 million provision for income taxes related to the assets that are held in taxable REIT subsidiaries during the nine months ended September 30, 2007. No such provision for income taxes was recognized for the nine months ended September 30, 2008.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three and nine months ended September 30, 2008, interest income earned on these loans and investments represented approximately 95% and 98% of our total revenues, respectively. For the three and nine months ended September 30, 2007, interest income earned on these loans and investments represented approximately 90% and 87% of our total revenues, respectively.
     Property operating income is derived from our real estate owned. For the three months and nine months ended September 30, 2008, property operating income represented approximately 3% and 1% of our total revenues, respectively. No such income was recognized for the three and nine months ended September 30, 2007.

     Interest income may also be derived from profits of equity participation interests. For the nine months ended September 30, 2008, interest on these investments represented approximately less than 1% of our total revenues. No such income was recognized for the three months ended September 30, 2008. For the three and nine months ended September 30, 2007, interest on these investments represented approximately 10% and 13% of our total revenues, respectively.
     We derived interest income from our investments in CRE collateralized debt obligation bond securities. For the three months and nine months ended September 30, 2008, interest on these investments represented approximately 2% and 1% of our total revenues, respectively. For the three and nine months ended September 30, 2007, no such income was recognized.
     Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and nine months ended September 30, 2008 and September 30, 2007, revenue from other income represented less than 1% of our total revenues.
Income or Loss from Equity Affiliates and Gain on Sale of Loans and Real Estate
     We derive income or losses from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated income statements as income from equity affiliates. For the three and nine months ended September 30, 2008, loss from equity affiliates totaled approximately $1.6 million and $2.2 million, respectively. For the three and nine months ended September 30, 2007, income from equity affiliates totaled approximately $3.1 million and $29.2 million, respectively. The $29.2 million during the nine months ended September 30, 2007 included a $24.2 million gain recognized on the sale of one of the properties of one of our equity affiliates and $5.0 million of income from excess proceeds received from the sale and refinance of properties in the portfolio of another of our equity affiliates during the nine months ended September 30, 2007.
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
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2008, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
     Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We recorded interest on such loans and investments of $0.3 million for the nine months ended September 30, 2008, compared to $30.0 million for the nine months ended September 30, 2007. For the three months ended September 30, 2007, we recorded $7.0 million of interest from such loans and investments. No such income had been recognized for the three months ended September 30, 2008.
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
     During the nine months ended September 30, 2008, we entered into six additional interest rate swaps, that qualify as cash flow hedges, having a total combined notional value of approximately $121.6 million. No such swaps had been entered into for the three months ended September 30, 2008. In addition, during the three months ended September 30, 2008, we had two interest rate swaps expire with a total notional value of approximately $31.0 million. The fair value of our qualifying hedge portfolio has decreased by approximately $4.4 million from December 31, 2007 as a result of a change in the projected LIBOR rates and credit spreads of both parties, partially offset by the effect of the additional swaps.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 3 hereof.
Recently Issued Accounting Pronouncements
     For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 2 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
Changes in Financial Condition
     Our loan and investment portfolio balance, including our held-to-maturity securities, at September 30, 2008 was $2.5 billion, with a weighted average current interest pay rate of 7.57% as compared to $2.6 billion, with a weighted average current interest pay rate of 8.18% at December 31, 2007. At September 30, 2008, advances on financing facilities totaled $2.1 billion, with a weighted average funding cost of 5.76% as compared to $2.3 billion, with a weighted average funding cost of 6.16% at December 31, 2007.
     During the quarter ended September 30, 2008, we originated one new bridge loan for $13.1 million, and two mezzanine loans totaling $27.5 million. During the quarter, seven loans paid off on properties that were either sold or refinanced by a third party with an outstanding balance of $90.4 million, four loans partially repaid totaling $28.7 million and two loans were refinanced during the quarter totaling $33.9 million. In addition, seven loans totaling approximately $103.5 million were extended during the quarter in accordance with the extension options of the corresponding loan agreements.

     Restricted cash decreased $70.4 million, or 51% to $68.7 million at September 30, 2008 compared to $139.1 million at December 31, 2007. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The decrease was primarily due to the redeployment of funds during 2008 from proceeds received near the end of 2007 from the full satisfaction of loans held in the CDO and the transfer of loans from other financing facilities to the CDOs.
     Other assets increased $21.3 million, or 25%, to $105.0 million at September 30, 2008 compared to $83.7 million at December 31, 2007. The increase was primarily due to a $16.5 million third party member receivable recorded during the second quarter of 2008 in connection with the POM transaction. This amount reflects the third party member’s pro-rata portion of the $49.5 million debt recorded from the consolidated entity in notes payable. This was also due to a $10.0 million increase in funding additional cash collateral for a portion of our interest rate swaps whose value has declined as a result of reductions in the projected LIBOR rates. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives. This was partially offset by a decrease of $4.2 million in deferred financing costs associated with the amortization of costs associated with our financing sources.
     Securities held to maturity were $59.1 million at September 30, 2008, and reflects the purchase of $82.7 million of investment grade CRE collateralized debt obligation bonds for $58.1 million during the second quarter. A portion of the $24.6 million discount received on the purchases of these bonds will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the estimated life remaining of 6.0 years of the securities as a yield adjustment. We did not have any securities held-to-maturity at December 31, 2007. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Real estate owned, net was $46.6 million at September 30, 2008, representing the net carrying value of an office property which we foreclosed on during the second quarter of 2008. In addition, we recorded a $41.4 million first lien on the property in mortgage notes payable. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Prepaid management fee increased $7.3 million, or 38%, to $26.3 million at September 30, 2008 due to a $7.3 million incentive management fee paid on the $33 million of cash received in June 2008 from the agreement to transfer 16.67% of our 24.17% interest in Prime Outlets Member LLC (“POM”), one of our equity affiliates. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, we will exchange our 16.67% interest in POM for approximately $37 million of preferred and common operating partnership units in another REIT, at which time the deferred management fee will be recognized as expense. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further description of this transaction.
     Other liabilities decreased $2.7 million, or 4%, from $67.4 million at December 31, 2007 compared to $64.7 million at September 30, 2008. The decrease was primarily due to a $6.9 million decrease in accrued interest payable primarily due to a reduction in LIBOR rates and a decline in the outstanding balance of our financing facilities. This was combined with a $3.5 million decrease in margin loan balances on our available for sale securities and interest rate swaps cash collateral. This was largely offset by a $5.4 million increase in unrealized losses on the fair value of our interest rate swaps, due to a reduction in LIBOR rates, with a corresponding offset to other comprehensive loss as well as a $1.2 million increase in net interest payable on interest rate swaps also due to a reduction in LIBOR rates.
     During the three months ended September 30, 2008, we recorded a $12.7 million other-than-temporary impairment charge against our available-for-sale securities representing an adjustment to their fair value at September 30, 2008. These securities had a fair value of $4.0 million and $15.7 million at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, these securities have been in an unrealized loss position for less than twelve months. Generally accepted accounting principles in the United States (GAAP) require that these securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. We believe that based on recent market events and the unfavorable prospects for near term recovery of value, that there is a lack of evidence to support the conclusion that the fair value decline is temporary. Prior to the three months ended September 30, 2008, changes in the fair market value of our available-for-sale securities were considered unrealized gains or losses and were recorded as a component of other comprehensive income or loss.
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
     ACM was paid an aggregate of 559,354 shares of common stock for its fourth quarter 2007 and first and second quarter 2008 incentive management fees during the nine months ended September 30, 2008.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007
     The following table sets forth our results of operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$51,423,427	$70,471,815	$(19,048,388)	(27)%
Property operating income	1,422,330	—	1,422,330	100%
Other income	17,208	1,806	15,402	nm

Total revenue	52,862,965	70,473,621	(17,610,656)	(25)%

Expenses:
Interest expense	28,198,310	39,625,100	(11,426,790)	(29)%
Employee compensation and benefits	1,906,843	2,332,028	(425,185)	(18)%
Selling and administrative	2,581,132	1,387,924	1,193,208	86%
Property operating expenses	1,385,594	—	1,385,594	100%
Depreciation and amortization	256,370	—	256,370	100%
Other-than-temporary impairment, available-for-sale securities	12,747,306	—	12,747,306	100%
Provision for loan losses	3,000,000	—	3,000,000	100%
Management fee — related party	(1,217,148)	5,686,538	(6,903,686)	nm

Total expenses	48,858,407	49,031,590	(173,183)	nm

Income before (loss) income from equity affiliates, minority interest and provision for income taxes	4,004,558	21,442,031	(17,437,473)	(81)%
(Loss) income from equity affiliates	(1,606,505)	3,139,809	(4,746,314)	nm

Income before minority interest and provision for income taxes	2,398,053	24,581,840	(22,183,787)	(90)%
(Loss) income allocated to minority interest	(177,833)	3,841,671	(4,019,504)	nm

Income before provision for income taxes	2,575,886	20,740,169	(18,164,283)	(88)%
Provision for income taxes	—	—	—	nm

Net income	$2,575,886	$20,740,169	$(18,164,283)	(88)%

nm — not meaningful
Revenue
     Interest income decreased $19.0 million, or 27%, to $51.4 million for the three months ended September 30, 2008 from $70.5 million for the three months ended September 30, 2007. This decrease was due in part to the recognition of $7.0 million of interest income attributable to a 16.7% carried profits interest from excess proceeds received from the sale of certain assets in the portfolio of one of our equity affiliates for the three months ended September 30, 2007.

     Excluding this transaction, interest income decreased $12.1 million, or 19%, compared to the same period in the prior year. This decrease was primarily due to a 16% decrease in the average yield on assets from 9.27% for the three months ended September 30, 2007 to 7.82% for the three months ended September 30, 2008. This decrease in yield was the result of a decrease in LIBOR over the same period and a reduction in the yield on new originations compared to higher yielding loan payoffs from the same period in 2007. This was partially offset by a portion of our portfolio having LIBOR floors and fixed rates of interest. In addition, interest income from cash equivalents decreased $1.7 million to $0.9 million for the three months ended September 30, 2008 compared to $2.6 million for the three months ended September 30, 2007 as a result of decreased average restricted cash balances, as well as decreases in interest rates from 2007 to 2008.
     Property operating income of $1.4 million for the three months ended September 30, 2008 represents operating income associated with the operations of an office building recorded as real estate owned net. There was no property operating income for the three months ended September 30, 2007.
     Other income increased $15,402 to $17,208 for the three months ended September 30, 2008 from $1,806 for the three months ended September 30, 2007. This is primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense decreased $11.4 million, or 29%, to $28.2 million for the three months ended September 30, 2008 from $39.6 million for the three months ended September 30, 2007. This decrease was primarily due to a 25% decrease in the average cost of these borrowings from 6.84% for the three months ended September 30, 2007 to 5.14% for the three months ended September 30, 2008 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was a 5% decrease in the average balance of our debt facilities from $2.3 billion for the three months ended September 30, 2007 to $2.2 billion for the three months ended September 30, 2008 as a result of decreased leverage on our portfolio due to the paying down of certain outstanding indebtedness by repayment of loans, the transfer of assets to the Company’s CDO vehicles which carry a lower cost of funds and from available capital.
     Employee compensation and benefits expense decreased $0.4 million, or 18%, to $1.9 million for the three months ended September 30, 2008 from $2.3 million for the three months ended September 30, 2007. This decrease was primarily due to a decrease in employee salaries and benefits, partially offset by an increase in the ratable portion of unvested restricted stock awards granted to employees subsequent to September 30, 2007. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
     Selling and administrative expense increased $1.2 million, or 86%, to $2.6 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. This increase was primarily due to increased general corporate legal expenses and professional fees associated with certain transactions, as well as increased costs related to restricted stock awards granted to directors and certain employees of the our Manager, ACM.
     Property operating expenses of $1.4 million for the three months ended September 30, 2008 represents all expenses related to the operations of an office building recorded as real estate owned, net. There were no property operating expenses for the three months ended September 30, 2007.
     Depreciation and amortization expense of $0.3 million for the three months ended September 30, 2008 represents depreciation on property, leasehold improvements, and equipment associated with the consolidation of an office building as real estate owned, net. There were no depreciation and amortization expenses for the three months ended September 30, 2007.
     Other-than-temporary impairment charges of $12.7 million for the three months ended September 30, 2008 represents the recognition of an impairment that was considered other-than-temporary relating to the fair market value of our available-for-sale securities at September 30, 2008. Prior to the three months ended September 30, 2008, changes in the fair market value of our available-for-sale securities were considered unrealized gains or losses and were recorded an a component of other comprehensive income or loss. There were no other-than-temporary impairment charges for the three months ended September 30, 2007.
     Provision for loan losses totaled $3.0 million for the three months ended September 30, 2008, and there was no provision for loan losses for the three months ended September 30, 2007. The provision recorded was based on our normal quarterly loan review at September 30, 2008, where it was determined that three loans with a aggregate carrying value of $61.8 million became impaired during the quarter. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording a $3.0 million provision for loan losses.
     Management fees decreased $6.9 million to $(1.2) million for the three months ended September 30, 2008 from $5.7 million for the three months ended September 30, 2007. These amounts represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. The incentive compensation management fee expense decreased by $6.9 million to $(2.1) million for the three months ended September 30, 2008 from $4.8 million for the three months ended September 30, 2007. This decrease was due to decreased profitability over the same period primarily due to an other-than-temporary impairment charge on our available-for-sale securities of $12.7 million and $3.0 million of provisions for loan losses for the three months ended September 30, 2008 as compared to $10.1 million of income from the sale of certain properties in the portfolio of one of our equity affiliates during the three months ended September 30, 2007. The base management fee expense was $0.9 million for both the three months ended September 30, 2008 and the three months ended September 30, 2007.
Income or (Losses) From Equity Affiliates
     Losses from equity affiliates totaled $1.6 million for the three months ended September 30, 2008. Income from equity affiliates totaled $3.1 million for the three months ended September 30, 2007. This decrease was due to the recognition of a $3.1 million gain on the sale of one of the properties of one of our equity participation interests in the three months ended September 30, 2007. The $1.6 million loss recorded during the three months ended September 30, 2008, reflects a portion of the joint venture’s losses from a $11.1 million equity investment.
Income or (Losses) Allocated to Minority Interest
     Loss allocated to minority interest totaled $0.2 million for the three months ended September 30, 2008 representing the portion of loss allocated to the third party’s interest in a consolidated subsidiary which holds a note payable that is accruing interest expense. This note payable is related to the POM transaction discussed in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
     Income allocated to minority interest in our operating partnership totaled $3.8 million for the three months ended September 30, 2007 representing the portion of our income allocated to our manager. There was no income allocated to minority interest in our operating partnership for the three months ended September 30, 2008. This decrease was due to a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 15.6% for the three months ended September 30, 2007. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT-taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT-taxable income and meet certain other requirements. As of September 30, 2008 and 2007, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT- taxable income for the three months ended September 30, 2008 and 2007.

     Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended September 30, 2008 and 2007, we did not record any provision on income from these taxable REIT subsidiaries.
Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007
     The following table sets forth our results of operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$158,708,921	$211,732,742	$(53,023,821)	(25)%
Property operating income	1,422,330	—	1,422,330	100%
Other income	66,530	25,162	41,368	164%

Total revenue	160,197,781	211,757,904	(51,560,123)	(24)%

Expenses:
Interest expense	87,359,731	110,265,602	(22,905,871)	(21)%
Employee compensation and benefits	6.570,188	6,816,045	(245,857)	(4)%
Selling and administrative	6,741,446	4,202,790	2,538,656	60%
Property operating expenses	1,385,594	—	1,385,594	100%
Depreciation and amortization	427,283	—	427,283	100%
Other-than-temporary impairment, available-for-sale securities	12,747,306	—	12,747,306	100%
Provision for loan losses	8,000,000	—	8,000,000	100%
Management fee — related party	3,516,124	21,205,285	(17,689,161)	(83)%

Total expenses	126,747,672	142,489,722	(15,742,050)	(11)%

Income before (loss) income from equity affiliates, minority interest and provision for income taxes	33,450,109	69,268,182	(35,818,073)	(52)%
(Loss) income from equity affiliates	(2,168,505)	29,165,597	(31,334,102)	nm

Income before minority interest and provision for income taxes	31,281,604	98,433,779	(67,152,175)	(68)%
Income allocated to minority interest	4,272,921	14,160,005	(9,887,084)	(70)%

Income before provision for income taxes	27,008,683	84,273,774	(57,265,091)	(68)%
Provision for income taxes	—	15,085,000	(15,085,000)	(100)%

Net income	$27,008,683	$69,188,774	$(42,180,091)	(61)%

nm — not meaningful

Revenue
     Interest income decreased $53.0 million, or 25%, to $158.7 million for the nine months ended September 30, 2008 from $211.7 million for the nine months ended September 30, 2007. This decrease was due in part to the recognition of $0.3 million of interest income from profits and equity interests from certain of our loans and investments in equity affiliates during the nine months ended September 30, 2008, as compared to $37.6 million during the nine months ended September 30, 2007.
     Excluding these transactions, interest income decreased $15.7 million, or 9%, compared to the same period of the prior year. This was primarily due to a 15% decrease in the average yield on the assets from 9.48% for the nine months ended September 30, 2007 to 8.03% for the nine months ended September 30, 2008. This decrease in yield was the result of a decrease in LIBOR over the same period and a reduction in the yield on new originations compared to higher yielding loan payoffs from the same period in 2007. This was partially offset by a portion of our portfolio having LIBOR floors and fixed rates of interest, as well as a 9% increase in the average balance of loans and investments from $2.4 billion for the nine months ended September 30, 2007 to $2.6 billion for the nine months ended September 30, 2008 due to increased loan and investment originations. In addition, interest income from cash equivalents decreased $2.8 million to $3.9 million for the nine months ended September 30, 2008 compared to $6.7 million for the nine months ended September 30, 2007 as a result of decreased average restricted and unrestricted cash balances.
     Property operating income of $1.4 million for the nine months ended September 30, 2008 represents operating income associated with the operations of an office building recorded as real estate owned net. There was no property operating income for the nine months ended September 30, 2007.
     Other income increased $41,368, to $66,530 for the nine months ended September 30, 2008 from $25,162 for the nine months ended September 30, 2007. This was primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
     Interest expense decreased $22.9 million, or 21%, to $87.4 million for the nine months ended September 30, 2008 from $110.3 million for the nine months ended September 30, 2007. This decrease was primarily due to a 23% decrease in the average cost of these borrowings from 6.85% for the nine months ended September 30, 2007 to 5.28% for the nine months ended September 30, 2008 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. This was partially offset by a 3% increase in the average balance of our debt facilities from $2.1 billion for the nine months ended September 30, 2007 to $2.2 billion for the nine months ended September 30, 2008 as a result of increased portfolio growth and financing facilities from 2007.
     Employee compensation and benefits expense decreased $0.2 million, or 4%, to $6.6 million for the nine months ended September 30, 2008 from $6.8 million for the nine months ended September 30, 2007. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods. This slight decrease was primarily due to a decrease in employee salaries and benefits largely offset by an increase in costs related to restricted stock awards granted to employees in 2008.
     Selling and administrative expense increased $2.5 million, or 60%, to $6.7 million for the nine months ended September 30, 2008 from $4.2 million for the nine months ended September 30, 2007. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, directors’ fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. The increase was primarily due to expenses related to the Prime Outlets transaction and other increases in professional fees including general corporate legal expenses. This increase was also due to $0.4 million of losses recognized from the sales of two properties securing two bridge loans during the nine months ended September 30, 2008. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on these transactions.
     Property operating expenses of $1.4 million for the nine months ended September 30, 2008 represents all expenses related to the operations of an office building recorded as real estate owned, net. There were no property operating expenses for the nine months ended September 30, 2007.

     Depreciation and amortization expense of $0.4 million for the nine months ended September 30, 2008 represents depreciation on property, leasehold improvements, and equipment associated with the consolidation of an office building as real estate owned, net. There were no depreciation and amortization expenses for the nine months ended September 30, 2007.
     Other-than-temporary impairment charges of $12.7 million for the nine months ended September 30, 2008 represents the recognition of an impairment that was considered other-than-temporary relating to the fair market value of our available-for-sale securities at September 30, 2008. Prior to the three months ended September 30, 2008, changes in the fair market value of our available-for-sale securities were considered unrealized gains or losses and were recorded an a component of other comprehensive income or loss. There were no other-than-temporary impairment charges for the nine months ended September 30, 2007.
     Provision for loan losses totaled $8.0 million for the nine months ended September 30, 2008, and there was no provision for loan losses for the nine months ended September 30, 2007. These provisions were based on our normal quarterly loan reviews during the period, where it was determined that seven loans with an aggregate carrying value of $142.6 million, before reserves, became impaired during the first nine months of 2008. We performed quarterly evaluations of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loan, resulting in us recording an $8.0 million provision for loan losses.
     Management fees decreased $17.7 million, or 83%, to $3.5 million for the nine months ended September 30, 2008 from $21.2 million for the nine months ended September 30, 2007. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The incentive management fees decreased by $18.1 million, or 96%, to $0.8 million for the nine months ended September 30, 2008 from $18.9 million for the nine months ended September 30, 2007. This decrease was due to decreased profitability over the same period primarily due to an other-than-temporary impairment charge on our available-for-sale securities of $12.7 million and $8.0 million of provisions for loan losses for the nine months ended September 30, 2008 as compared to $66.8 million of income from profits and equity interests during the nine months ended September 30, 2007. The base management fees increased by $0.4 million, or 17%, to $2.7 million for the nine months ended September 30, 2008 from $2.3 million for the nine months ended September 30, 2007. This increase is primarily due to increased stockholders’ equity directly attributable to greater undistributed profits and capital raised from the June 2007 public offering of our common stock.
Income or (Losses) From Equity Affiliates
     Losses from equity affiliates totaled $2.2 million for the nine months ended September 30, 2008. Income from two of our investments in equity affiliates totaled $29.2 million for the nine months ended September 30, 2007. The $2.2 million loss recorded during the nine months ended September 30, 2008, reflects a portion of the joint venture’s losses from a $11.1 million equity investment.
Income or (Losses) Allocated to Minority Interest
     Income allocated to minority interest decreased by $9.9 million, or 70%, to $4.3 million for the nine months ended September 30, 2008 from $14.2 million for the nine months ended September 30, 2007. These amounts represent the portion of our income allocated to our manager as well as a third party’s interest in a consolidated subsidiary which holds a note payable that is accruing interest expense. This decrease was primarily due to a decrease in our manager’s limited partnership interest in us and a 62% decrease in income before minority interest reduced by the provision for income taxes over the same periods. Our manager had a weighted average limited partnership interest of 10.2% in our operating partnership for the nine months ended September 30, 2008 compared to 17.0% for the nine months ended September 30, 2007. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero at June 30, 2008. Included in the nine months ended September 30, 2008 was a loss allocated to minority interest of $0.2 million representing the portion of loss allocated to the third party’s interest in a consolidated subsidiary which holds a note payable that is accruing interest expense. This note payable is related to the POM transaction discussed in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT-taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT-taxable income and meet certain other requirements. As of September 30, 2008 and 2007, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT- taxable income for the nine months ended September 30, 2008 and 2007.
     Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. During the nine months ended September 30, 2007, we recorded a $15.1 million provision on income from these taxable REIT subsidiaries. No such provision had been recognized for the nine months ended September 30, 2008. The provision for the nine months ended September 30, 2007 resulted from $40.2 million of income from equity and profits interests of our loans and investments.
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
     To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT-taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements.

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
     In August 2008, we entered into an equity placement program sales agreement with a securities agent whereby we may issue and sell up to 3 million shares of our common stock through the agent who agrees to use its commercially reasonable efforts to sell such shares during the term of the agreement and under the terms set forth therein. To date, the Company has not utilized this equity placement program.
     At September 30, 2008, we had $425.3 million available under the shelf registration described above and 25,152,246 shares outstanding.
Debt Facilities
     We also maintain liquidity through two term credit agreements, one of which has a revolving credit component, three master repurchase agreements, one working capital facility, one note payable, three junior loan participations and one bridge loan warehousing credit agreement with seven different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of September 30, 2008, these facilities had an aggregate capacity of $2.3 billion and borrowings were approximately $2.1 billion.

     The following is a summary of our debt facilities as of September 30, 2008:

	At September 30, 2008
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates
Repurchase agreements. Interest is variable based on pricing over LIBOR	$237,142,715	$151,674,646	$85,468,069	2008 - 2010

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,169,269,000	1,132,469,000	36,800,000	2011 - 2013

Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	276,055,000	276,055,000	—	2034 - 2037

Notes payable. Interest is variable based on pricing over Prime or LIBOR	621,062,869	545,080,655	75,982,214	2008 - 2013

	$2,303,529,584	$2,105,279,301	$198,250,283

     These debt facilities are described in further detail in Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
Repurchase Agreements
     Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At September 30, 2008, the aggregate outstanding balance under these facilities was $151.7 million.
     We have a $200.0 million repurchase agreement with a financial institution, effective October 2006, which was amended in December 2007 to increase the committed amount of the facility to $200.0 million from $150.0 million. The agreement has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At September 30, 2008, the outstanding balance under this facility was $114.5 million with a current weighted average note rate of 5.02%.
     We have a $100.0 million repurchase agreement with a second financial institution that was amended in September 2007 from a $50.0 million warehouse credit facility. The amendment changed the form of the warehouse credit facility to a repurchase agreement, increased the committed amount of the facility to $100.0 million, and extended the maturity date to September 2008. The repurchase agreement facility bears interest at pricing over LIBOR. In January 2008, we were notified that no further advances could be taken under this facility. The facility matured in September 2008 and, under the terms of the repurchase agreement, the facility will be paid in its entirety by December 2008. At September 30, 2008, the outstanding balance under this facility was $24.5 million with a current weighted average note rate of 5.54%.
     We have an uncommitted master repurchase agreement with a third financial institution, effective April 2008, entered into for the purpose of financing our CRE CDO bond securities. The agreement has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During the third quarter of 2008, we paid approximately $4.8 million of margin calls related to certain assets financed in this facility, due to a decrease in values associated with a change in market interest rate spreads. At September 30, 2008, the outstanding balance under this facility was $12.7 million with a current weighted average note rate of 5.31%.

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
     At September 30, 2008, the outstanding note balance under CDO I, CDO II and CDO III was $277.3 million, $344.5 million and $510.7 million, respectively.
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
Junior Subordinated Notes
     The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At September 30, 2008, the aggregate outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 7.60%.
Notes Payable
     Notes payable consists of two term credit agreements, a revolving credit line, a working capital facility, a bridge loan warehousing credit agreement, a note payable and a junior loan participation. At September 30, 2008, the aggregate outstanding balance under these facilities was $545.1 million.

     In June 2007, we entered into a $60.0 million working capital facility with Wachovia. In July 2008, the facility was extended for one year to June 2009 and was amended to decrease the amount of the facility to $45.0 million from $60.0 million. In addition, the amendment includes required quarterly paydowns of $3.0 million beginning October 1, 2008 and an interest rate increase from 210 bps over Libor to 500 bps over Libor. At September 30, 2008, the aggregate outstanding balance under this facility was $44.9 million with a current weighted average note rate of 9.05%.
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
     The $473.0 million term loan has repayment provisions which included reducing the outstanding balance to $425.0 million by December 31, 2007 and also requires a further reduction of the outstanding balance to $300.0 million by December 31, 2008. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. At September 30, 2008, the outstanding balance under this facility was $294.1 million with a current weighted average note rate of 6.01%. The $100.0 million revolving commitment is used to finance new investments and can be increased with lender approval to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. At September 30, 2008, the outstanding balance under this revolving facility was $69.6 million with a current weighted average note rate of 6.5%.
     The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. We have also pledged our 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of the agreement. In the second and third year of this term facility, we will be required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any. In connection with the POM transaction in July 2008, we agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction. In addition, 16.7% of our 24.2% equity interest in POM was released as collateral in conjunction with this paydown. At September 30, 2008, the outstanding balance under this facility was $36.2 million with a current weighted average note rate of 6.52%.
     We have a $90.0 million bridge loan warehousing credit agreement with a fifth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or pricing over 1, 2, 3 or 6-month LIBOR, at our option. In October 2008, this facility was amended to extend the maturity date to October 2009. The amendment also includes an increase in interest rate pricing over LIBOR of approximately 135 basis points on all new additions to the facility and a reduction of the committed amount to $70.0 million. At September 30, 2008, the outstanding balance under this facility was $44.4 million with a current weighted average note rate of 5.76%.
     We have a $49.5 million note payable related to the POM transaction. The note is initially secured by our 16.67% interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.00%.
     We have three junior loan participations with a total outstanding balance at September 30, 2008 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.
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
Restrictive Covenants
     Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of these covenants may result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. Subsequent to September 30, 2008, we amended the fixed and senior fixed charge coverage ratios, effective as of September 30, 2008, with one financial institution. We amended our required fixed coverage charge ratio from 1.50 to 1, to 1.35 to 1. Our fixed charge coverage ratio was 1.42 to 1.0 at September 30, 2008. We also amended our required senior fixed coverage charge ratio from 1.75 to 1, to 1.50 to 1. Our senior fixed charge coverage ratio was 1.62 to 1.0 at September 30, 2008. As amended, we were in compliance with all financial covenants and restrictions for the periods presented.

Contractual Commitments
     As of September 30, 2008, we had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Notes payable (2)	$5,500	$483,781	$1,300	$5,000	$—	$49,500	$545,081

Collateralized debt obligations (3)	3,180	96,493	96,493	303,470	632,833	—	1,132,469

Repurchase agreements.	24,468	114,532	12,675	—	—	—	151,675

Trust preferred securities	—	—	—	—	—	276,055	276,055

Outstanding unfunded commitments (4)	17,858	33,847	8,381	6,058	1,261	1,018	68,423

Totals	$51,006	$728,653	$118,849	$314,528	$634,094	$326,573	$2,173,703

(1)	Represents amounts due based on contractual maturities.

(2)	The maturity date for Wachovia term and revolving facilities do not include the one year extension option. The maturity date for the bridge loan warehouse represents a one year extension to October 2009 that was extended subsequent to quarter end.

(3)	Comprised of $277.3 million of CDO I debt, $344.5 million of CDO II debt and $510.7 million of CDO III debt with a weighted average remaining maturity of 1.78, 3.22 and 3.73 years, respectively, as of September 30, 2008.

(4)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $68.4 million as of September 30, 2008, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. At September 30, 2008, the Company’s restricted cash balance contained approximately $31.4 million of cash held to fund the portion of the unfunded commitments related to loans financed by the Company’s CDO vehicles.
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
     The base management fee is not calculated based on the manager’s performance or the types of assets its selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.9 million and $2.7 million in base management fees for services rendered in the three and nine months ended September 30, 2008, respectively. We incurred $0.9 million and $2.3 million in base management fees for services rendered in the three and nine months ended September 30, 2007, respectively.
     Incentive Compensation. Pursuant to the management agreement, our manager is also entitled to receive incentive compensation in an amount equal to:

(1)	25% of the amount by which:
(a)	our operating partnership’s funds from operations per operating partnership unit, adjusted for certain gains and losses, exceeds

(b)	the product of (x) the greater of 9.5% per annum or the 10-Year U.S. Treasury Rate plus 3.5%, and (y) the weighted average of (i) $15.00, (ii) the offering price per share of our common stock (including any shares of common stock issued upon exercise of warrants or options) in any subsequent offerings (adjusted for any prior capital dividends or distributions), and (iii) the issue price per operating partnership unit for subsequent contributions to our operating partnership, multiplied by
(2)	the weighted average of our operating partnership’s outstanding operating partnership units.
     For the three months ended September 30, 2008, ACM did not earn an incentive compensation installment and an overpayment of the incentive fee for the trailing twelve months was recorded and included in due from related party in the amount of $2.1 million. In accordance with the management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2008 fiscal year. For the nine months ended September 30, 2008, incentive compensation totaled $8.1 million. Included in the $8.1 million of incentive compensation was $0.8 million recorded as management fee expense and $7.3 million recorded as deferred management fee related to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. Upon the closing of the POM transaction, which is expected to occur on or before June 26, 2009, the Company will recognize the $7.3 million as management fee expense.
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
Related Party Transactions
     At September 30, 2008, due from related party was $2.1 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended September 30, 2008. Payment is not required until the final calculation is performed subsequent to the end of the fiscal year. Refer to the section “Management Agreement” above for further details.
     Due to related party was $1.5 million at September 30, 2008 and consisted of $0.3 million of base management fees that were due to ACM and $1.2 million of escrows due to ACM which were remitted by us in October 2008. At December 31, 2007, due to related party was $2.4 million and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to us in January 2008.
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
     We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds approximately 5.4 million common shares, representing 21.4% of the voting power of its outstanding stock.

Funds from Operations
     We are presenting funds from operations (FFO) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs). We also use FFO for the calculation of the incentive management fee for our management company (ACM). The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles in the United States (GAAP)), excluding gains (losses) from sales of depreciated real properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.
     FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.
     FFO for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2008	2007	2008	2007
Net income, GAAP basis	$2,575,886	$20,740,169	$27,008,683	$69,188,774
Add:
Minority interest	—	3,841,671	4,450,754	14,160,005
Depreciation — real estate owned	256,370	—	427,283	—
Depreciation — investment in equity affiliates	217,821	—	968,353	—

Funds from operations (“FFO”)	$3,050,077	$24,581,840	$32,855,073	$83,348,779

Diluted FFO per common share	$0.12	$1.02	$1.33	$3.73

Diluted weighted average shares outstanding	24,990,710	24,173,877	24,706,174	22,369,766

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
Real Estate Risk
     Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism (such as the events of September 11, 2001) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction delays, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reducing the value of collateral, and a lack of liquidity in the market, could reduce the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.
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

     Based on the loans and liabilities as of September 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.0% increase in LIBOR would decrease our annual net income and cash flows by approximately $1.4 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 1.0% increase in LIBOR which would limit the effect of a 1.0% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.0% increase. Based on the loans and liabilities as of September 30, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 1.0% decrease in LIBOR would increase our annual net income and cash flows by approximately $4.3 million. This is primarily due to various interest rate floors which limit the effect of a 1.0% decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.0% decrease.
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
     We invest in securities, which are designated as held-to-maturity. These securities are adjustable rate securities that generally reset on a one or three month basis. These securities are partially financed with a master repurchase agreement that bears interest at pricing over LIBOR. Based on the securities and borrowings as of September 30, 2008 and assuming the balances of these securities and borrowings remain unchanged for the subsequent twelve months, a 1% increase in LIBOR would increase our annual net income and cash flows by approximately $0.7 million. A 1% decrease in LIBOR would reduce our annual net income and cash flows by approximately $0.7 million.
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
     We had ten of these interest rate swap agreements outstanding that have combined notional values of $1.3 billion at both September 30, 2008 and December 31, 2007. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point increase in forward interest rates as of September 30, 2008 and December 31, 2007, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 50 basis point decrease in forward interest rates as of September 30, 2008 and December 31, 2007 the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.
     We have also entered into various interest rate swap agreements in connection with the issuance of variable rate junior subordinate notes. These swaps have total notional values of $236.5 million and $191.5 million as of September 30, 2008 and December 31, 2007, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of September 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have increased by approximately $3.3 million and $2.9 million, respectively. If there were a 50 basis point decrease in forward interest rates as of September 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have decreased by approximately $3.4 million and $3.0 million, respectively.
     We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had thirty of these interest rate swap agreements outstanding that have a combined notional value of $632.9 million as of September 30, 2008 compared to twenty seven interest rate swap agreements outstanding with combined notional values of $584.7 million as of December 31, 2007. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of September 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have increased by approximately $13.8 million and $14.9 million, respectively. If there were a 50 basis point decrease in forward interest rates as of September 30, 2008 and December 31, 2007, the fair market value of these interest rate swaps would have decreased by approximately $14.2 million and $15.4 million, respectively.
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
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
   Not applicable.
Item 1A. RISK FACTORS
   Other than the risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.
     Global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.
Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) During the three months ended September 30, 2008, the Company issued a total of 417,050 shares of its common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Amended and Restated Management Agreement, dated January 19, 2005 (the “Management Agreement”), by and among the Company, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. Pursuant to the Management Agreement, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of common stock of the Company.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.
Item 5. OTHER INFORMATION
   Not applicable.

Item 6. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. ▲

3.3	Articles Supplementary of Arbor Realty Trust, Inc. *

3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ▲▲

4.1	Form of Certificate for Common Stock. *

4.2	Registration Rights Agreement, dated July 1, 2003 between Arbor Realty Trust, Inc. and JMP Securities, LLC *

10.1	Amended and Restated Management Agreement, dated January 19, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. †

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership. *

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman. *

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 19, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. *

10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. *

10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004). **

10.8	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan. ‡‡

10.9	Form of Restricted Stock Agreement. *

10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC. *

10.11	Form of Indemnification Agreement. *

10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation. *

10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor. ***

10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC. *

10.15	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.16	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. †

Exhibit
Number	Description
10.17	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡

10.18	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡‡

10.19	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. †

10.20	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.21	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and Lasalle Bank National Association. ‡

10.22	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.23	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC.‡‡‡

10.24	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ❖

10.25	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC. ❖

10.26	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. ❖

10.27	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ❖ ❖

10.28	Second Amendment, dated June 18, 2008, to the Amended and Restated Management Agreement by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. ❖❖❖

10.29	Amendment No. 2, dated March 20, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan. ❖❖❖

10.30	Amendment No. 3, dated May 21, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan. ❖❖❖

10.31	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC. t

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

❖	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2007.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

❖❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2008.

t	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC. (Registrant)

By: /s/ Ivan Kaufman Name: Ivan Kaufman Title: Chief Executive Officer

By: /s/ Paul Elenio

Name: Paul Elenio Title: Chief Financial Officer
Date: November 10, 2008