Form 10-K
period 2008-12-31
ARBOR REALTY TRUST INC
filed 2009-03-09
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number : 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation) 333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	20-0057959 (I.R.S. Employer Identification No.) 11553 (Zip Code)

(516) 506-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2008 (computed based on the closing price on such date as reported on the NYSE) was $160.5 million. As of March 9, 2009, the registrant had 25,142,410 shares of common stock outstanding (excluding 279,400 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In 2008, the global economic and financial deterioration that began in 2007, continued to worsen resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets, lack of liquidity throughout the worldwide financial system and a global economic recession. The failure of several worldwide financial institutions as well as global deleveraging by most financial institutions has severely limited the availability of capital for most businesses, including those involved in the commercial real estate sector. As a result, most institutions in our space, including ours, have significantly reduced new investment activity until the capital markets become more stable and market liquidity increases. Under normal market conditions, we rely on these credit and equity markets to generate capital for financing the growth of our business. However, in this current environment we are focused on managing our portfolio to preserve capital, generate and recycle liquidity from existing assets and actively manage our financing facilities.

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

We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2008.

We are externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”), a national commercial real estate finance company which specializes in debt and equity financing for multi-family and commercial real estate, pursuant to the terms of a management agreement described below. ACM provides us with all of the services vital to our operations other than asset management and securitization, and our executive officers and other staff are all employed by our manager, ACM, pursuant to the management agreement. The management agreement requires ACM to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our board of directors. We believe ACM’s experience and reputation positions it to originate attractive investment opportunities for us. Our management agreement with ACM was developed to capitalize on synergies with ACM’s origination infrastructure, existing business relationships and management expertise.

We believe the financing of multi-family and commercial real estate offers opportunities that demand customized financing solutions. ACM has granted us a right of first refusal to pursue all structured finance investment opportunities in the multi-family or commercial real estate markets that are identified by ACM or its affiliates. ACM continues to originate and service multi-family and commercial mortgage loans under Fannie Mae, Federal Housing Administration and conduit commercial lending programs. We believe that the customer relationships established from these lines of business may generate additional real estate investment opportunities for our business.

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

In exchange for ACM’s contribution of structured finance investments, our operating partnership issued approximately 3.1 million units of limited partnership interest, or operating partnership units, and approximately 0.6 million warrants to purchase additional operating partnership units at an initial exercise price of $15.00 per operating partnership unit to ACM. Concurrently, we, our operating partnership and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company’s special voting preferred stock. In October 2004, ACM exercised these warrants and held approximately 3.8 million operating partnership units, constituting an approximately 16% limited partnership interest in our operating partnership. ACM had the ability to redeem each of these operating partnership units for cash or, at our election, one share of our common stock. We granted ACM certain demand and other registration rights with respect to the shares of common stock that may be issued upon redemption of these operating partnership units. Each of these operating partnership units were also paired with one share of our special voting preferred stock entitling ACM to one vote on all matters submitted to a vote of our stockholders. Upon redemption of these operating partnership units, an equivalent number of shares of our special voting preferred stock would be redeemed and cancelled.

Concurrently with ACM’s contribution of investments to our operating partnership, we sold approximately 1.6 million of our units, each consisting of five shares of our common stock and one warrant to purchase an additional share of common stock at an initial exercise price of $15.00 per share, for $75.00 per unit in a private placement and agreed to register the shares of common stock underlying these units and warrants for resale under the Securities Act of 1933. In July 2004, we registered approximately 9.6 million shares of common stock underlying these units and warrants. At December 31, 2005, approximately 1.6 million warrants were exercised, of which 0.5 million were exercised “cashless”, for a total of 1.3 million common shares issued pursuant to their exercise.

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

In June 2008, our external manager exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to the pairing agreement, were redeemed simultaneously and cancelled. ACM currently holds approximately 21.4% of the voting power of our outstanding common stock.

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

Manage Credit Quality.  A critical component of our strategy in the real estate finance sector is our ability to manage the real estate risk that is underwritten by our manager and us. We actively manage the credit quality of our portfolio by using the expertise of our asset management group, which has a proven track record of structuring and repositioning structured finance investments to improve credit quality and yield.

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

Leverage the Experience of Executive Officers, Arbor Commercial Mortgage and Our Employees.  Our executive officers and employees, and those of ACM, have extensive experience originating and managing structured commercial real estate investments. Our senior management team has on average over 20 years of experience in the financial services industry.

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

Our investment program emphasizes the following general categories of real estate related activities:

Bridge Financing.  We offer bridge financing products to borrowers who are typically seeking short-term capital to be used in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is located in a recovering market. From the borrower’s perspective, shorter term bridge financing is advantageous because it allows time to improve the property value through repositioning the property without encumbering it with restrictive long term debt.

The bridge loans we make typically range in size from $1 million to $75 million and are predominantly secured by first mortgage liens on the property. The term of these loans typically is up to five years. Historically, interest rates have typically ranged from 1.10% to 9.00% over 30-day LIBOR, with fixed rates ranging from 4.00% to 13.00%. At December 31, 2008, interest rates typically ranged from 1.10% to 6.50% over 30-day LIBOR, with fixed rates ranging from 4.00% to 12.20%. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

Our junior participation loans typically range in size from $1 million to $60 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.30% to 9.75% over 30-day LIBOR, with fixed rates ranging from 5.00% to 12.80%. At December 31, 2008, interest rates typically ranged from 2.30% to 4.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 12.80%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

Our mezzanine loans typically range in size from $1 million to $50 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.00% to 12.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 16.00%. At December 31, 2008, interest rates typically ranged from 2.00% to 10.00% over 30-day LIBOR, with fixed rates ranging from 6.00% to 16.00%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

Our preferred equity investments typically range in size from $0.3 million to $11.0 million, have terms up to ten years and interest rates that have typically ranged from 3.75% to 6.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. At December 31, 2008, our preferred equity investments ranged in size from $0.3 million to $113.0 million and interest rates typically ranged from 3.75% to 6.00% over 30-day LIBOR, with fixed rates ranging from 6.22% to 10.00%.

Real Property Acquisitions.  We may purchase existing domestic real estate for repositioning and/or renovation and then disposition at an anticipated significant return. From time to time, we may identify real estate investment opportunities. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to three year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short-term financing. Repayment of the short-term financing will either come from the sale of the property or conventional permanent debt.

Note Acquisitions.  We may acquire real estate notes from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes, for a variety of reasons (such as risk mitigation, portfolio diversification or other strategic reasons), to divest certain assets from its portfolio. These notes may be acquired at a discount. In such cases, we intend to use our management resources to resolve any dispute concerning the note or the property securing it and to identify and resolve any existing operational or any other problems at the property. We will then either restructure the debt obligation for immediate resale or sale at a later date, or reposition it for permanent financing. In some instances, we may take title to the property underlying the real estate note.

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

Equity Securities.  We have and may, in the future, invest in securities such as the common stock of a commercial real estate specialty finance company. Investments in these securities have the risk of stock market fluctuations which may result in the loss of our principal investment.

Commercial Real Estate Collateralized Debt Obligation Bonds.  We have and may, in the future, invest in securities such as investment grade commercial real estate collateralized debt obligation bonds. These certificates are purchased at a discount to their face value which is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody’s Investor Service, Standard & Poor’s and Finch Ratings) and are generally not insured or otherwise guaranteed.

Our Structured Finance Investments

We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge, junior participation interests in first mortgages, and mezzanine loans as well as preferred equity investments and mortgage-related securities.

At December 31, 2008, we had 136 loans and investments in our portfolio, totaling $2.3 billion. These loans and investments were for 73 multi-family properties, 26 office properties, 13 hotel properties, 12 land properties, seven commercial properties, three condominium properties, and two retail properties. We have an allowance for loan losses of $130.5 million at December 31, 2008 related to ten loans in our portfolio with an aggregate carrying value of $312.7 million, net of these reserves. The loan loss reserves were the result of our regular quarterly risk rating review process which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio through our strict underwriting and active asset management with the goal of maintaining the credit quality of our portfolio and limiting potential losses.

The overall yield on our portfolio in 2008 was 7.80%, excluding the impact from the recognition of $0.7 million of interest income from equity and profits interests in our loans and investment portfolio for 2008, on average assets of $2.5 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2008 was 5.0% on average borrowings of $2.2 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

Our average net investment (average assets less average borrowings) in 2008 was $374.4 million, resulting in average leverage (average borrowings divided by average assets) of 85.3%. Including average trust preferred securities of $276.0 million as equity, our average leverage was 74.4%. The net interest income earned in 2008 yielded a 24.0% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2008 by average equity (computed as average assets minus average borrowings) invested during the year.

Our business plan contemplates that our leverage ratio, including our trust preferred securities as equity, will be approximately 70% to 80% of our assets in the aggregate. However, including our trust preferred securities as equity, our leverage will not exceed 80% of the value of our assets in the aggregate unless approval to exceed the 80% limit is obtained from our board of directors. At December 31, 2008, our overall leverage ratio including the trust preferred securities as equity was 78.4%.

The following table set forth information regarding our loan and investment portfolio as of December 31, 2008:

					Weighted Average
			Unpaid Principal	Weighted Average	Remaining
Type	Asset Class	Number	(Dollars in Thousands)	Pay Rate	Maturity (months)

Bridge Loans	Multi Family	25	$514,511	6.77%	15.9
	Office	11	308,074	5.45%	34.3
	Hotel	7	208,643	6.05%	4.2
	Condo	2	90,175	4.29%	8.0
	Commercial	2	55,157	6.17%	12.4
	Land	10	261,452	6.87%	12.7
	Retail	1	3,834	4.94%	—

		58	1,441,846	6.22%	16.9

Mezzanine Loans	Multi Family	28	153,180	10.28%	38.9
	Office	7	106,604	7.34%	39.5
	Hotel	2	30,000	3.44%	5.0
	Condo	1	15,107	—	5.0
	Commercial	2	47,297	1.63%	26.0
	Land	1	10,000	—	29.0
	Retail	1	2,750	10.85%	9.0

		42	364,938	7.03%	32.7

Junior Participations	Multi Family	5	93,650	6.72%	40.7
	Office	7	162,350	6.18%	62.0
	Hotel	3	38,708	7.94%	9.5
	Commercial	1	3,571	7.89%	22.0

		16	298,279	6.60%	48.0

Preferred Equity	Multi Family	16	80,143	8.93%	98.9
	Office	1	12,500	9.25%	80.0
	Hotel	1	112,604	—	102.0

		18	205,247	4.05%	99.5

Other	Commercial	2	12,418	8.73%	101.0

Total		136	$2,322,728	6.22%	31.1

The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2008:

Geographic	Unpaid Principal			Unpaid Principal
Location	(Dollars in Thousands)	Percentage(1)	Asset Class	(Dollars in Thousands)	Percentage(1)

New York	$925,300	39.8%	Multi Family	$841,483	36.2%
California	281,753	12.1%	Office	589,528	25.4%
Florida	227,927	9.8%	Hotel	389,955	16.8%
Maryland	127,740	5.5%	Land	271,452	11.7%
Texas	98,903	4.3%	Commercial	118,443	5.1%
Diversified	345,568	14.9%	Condo	105,282	4.5%
Other(2)	315,537	13.6%	Retail	6,585	0.3%

Total	$2,322,728	100.0%	Total	$2,322,728	100.0%

(1)	Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)	No other individual state makes up more than 2% of the total.

Our Investments in Available-for-Sale Securities

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

Equity Securities.  During 2007, we purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million which had a fair value of $0.5 million, at December 31, 2008. We also had a margin loan agreement with a financial institution related to the purchases of this security which may not exceed $7.0 million, bears interest at pricing over LIBOR, and is due upon demand from the lender. In July 2008, the margin loan was repaid in full.

Our Investments in Held-to-Maturity Securities

Commercial Real Estate Collateralized Debt Obligation Bonds.  In 2008, we purchased $82.7 million of investment grade commercial real estate (“CRE”) collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. This discount will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities bear interest at a weighted average spread of 40 basis points over Libor, have a weighted average stated maturity of 37.7 years but have an estimated average remaining life of 5.8 years due to the maturities of the underlying assets. For the period ended December 31, 2008, the average yield on these securities based on their face values was 6.41%, including the accretion of discount. We did not have any securities held-to-maturity at December 31, 2007.

Regulatory Aspects of Our Investment Strategy

Real Estate Exemption from Investment Company Act.  We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate,” are exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate, mortgage loans and agency-sponsored whole loan pool certificates. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2008.

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

Management Agreement

On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM’s services. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with multi-family and commercial real estate-related structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, ACM receives a base management fee, up to 1% of loan and investment origination fees and incentive compensation calculated as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report.

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

Origination.  Our manager sources the origination of most of our investments. ACM has a network of nine sales offices located in Alpharetta, Georgia; Bloomfield Hills, Michigan; Boston, Massachusetts; Spokane, Washington; Plano, Texas; Dallas, Texas; Deerfield, Illinois; New York, New York; and Uniondale, New York. These offices are staffed by approximately 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM’s marketing effort occurs at the branch level, ACM also markets its products in national industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower’s needs. Loan originators in every branch office are able to offer borrowers the full array of ACM’s and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM’s underwriters for due diligence.

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

Servicing.  ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of approximately 1,021 loans with outstanding balances of $6.3 billion through its loan administration department in Buffalo, New York. ACM’s loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM’s data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy, and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

Our Asset Management Operations.  Our asset management group is comprised of 25 of our employees. Prior to our formation, the asset management group successfully managed numerous transactions, including complex restructurings, refinancings and asset dispositions for ACM.

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

Conflicts of Interest Policies.  We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM currently has an approximate 21% voting interest in our common stock. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of ACM and beneficially owns approximately 92% of the outstanding membership interests of ACM. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Mr. Horn, our secretary and one of our directors, is the secretary of ACM. Each of Messrs. Kaufman, Martello, Elenio and Horn, as well as Mr. Weber, our executive vice president of structured finance and Mr. Kilgore, our executive vice president of structured securitization are members of ACM’s executive committee. Each of Messrs. Kaufman, Martello, Elenio, Horn, Weber, Kilgore, and Mr. Fogel, our senior vice president of asset management, own minority membership interests in ACM.

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

Employees

We have 32 employees, including Messrs. Weber, Kilgore, Felletter, Fogel and Horn, Mr. Guziewicz, our chief credit officer, and a 25 person asset management group. Mr. Kaufman, our chief executive officer and Mr. Elenio, our chief financial officer are full time employees of ACM and are not compensated by us (other than pursuant to our equity incentive plans).

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

Risks Related to Our Business

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

Global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.

Increases in loan loss reserves and other impairments are expected if economic conditions do not improve.

A further decline in economic conditions could negatively impact the credit quality of our loans and investments portfolio. If we do not see a stabilization of the financial markets and such market conditions continue to decline further, we will likely experience significant increases in loan loss reserves, potential defaults and other asset impairment charges.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

We perform an evaluation of loans on a quarterly basis to determine whether an impairment is necessary and adequate to absorb probable losses. The valuation process of our loans and investments portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a recession in which the availability of commercial real estate credit is severely limited and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Loan repayments are less likely in the current market environment.

In a market in which liquidity is essential to our business, loan repayments have been a significant source of liquidity for us. However, many financial institutions have drastically curtailed new lending activity and real estate owners are having difficulty refinancing their assets at maturity. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a functioning commercial real estate finance market, borrowers that are performing on their loans will almost certainly extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

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

Our stock could be at risk of being delisted by the New York Stock Exchange and could have a materially adverse effects on our business

The price of our common stock has declined significantly and rapidly since September 2008. In the event we record additional losses, it is possible that the value of our common stock could decline further. This reduction in stock price could have materially adverse effects on our business, including reducing our ability to use our common stock as compensation or to otherwise provide incentives to employees and by reducing our ability to generate capital through stock sales or otherwise use our stock as currency with third parties.

In the event that the average closing price of our common stock is less than $1.00 or our market capitalization is less than $25 million over a consecutive 30 trading-day period, our stock could be delisted from the NYSE. However, due to the continued turbulence of the market, the NYSE has temporarily reduced its minimum market capitalization rule to $15 million, and has also suspended its minimum stock price rule until June 30, 2009. The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

•	Reducing the liquidity and market price of our common stock;

•	Reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;

•	Reducing our ability to retain, attract and motivate our directors, officers and employees.

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

A declining portfolio and reductions in short-term debt could adversely affect the returns on our investments.

Continued dislocations in the market will likely lead to a reduction in our loans and investments portfolio. Additionally, the majority of the proceeds received from repayments of loans are expected to be used to repay short-term borrowings. This deleveraging will likely result in reduced returns on our investments.

Our investments in commercial mortgage-related securities are subject to risks relating to the particular REIT issuer of the securities, which may result in losses to us.

Our investments in commercial mortgage-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. The issuers of these securities are experiencing many of the same risks resulting from the continued disruptions in the financial markets and deteriorating economic conditions. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. REITs have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt.

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

We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced over the past year (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

Given the transitional nature of many of our commercial real estate loans, we required borrowers to post reserves to cover interest and operating expenses until the property cash flows were projected to increase sufficiently to cover debt service costs. We also generally required the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wanted to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments will likely decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations to us. We expect that in the future some of our borrowers may have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may acquire investments subject to rights of senior classes and servicers under inter-

creditor or servicing agreements; acquire only a participation in an underlying investment; co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or rely on independent third party management or strategic partners with respect to the management of an asset.

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

We finance our assets over the short and long-term through a variety of means, including repurchase agreements, term facilities, credit facilities, CDOs and other structured financings. We have also financed our investments through the issuance of $276.1 million of trust preferred securities. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past year. If these conditions continue to worsen, we cannot assure you that these sources are feasible for financing of our assets, as there can be no assurance that these agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Our credit facilities contain restrictive covenants relating to our operations.

Each of our credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity, debt-to-equity ratios and fixed and senior fixed charge coverage ratios. Other restrictive covenants contained in our credit facility agreements include covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restricting us from making any material amendment to our underwriting guidelines without approval of the lender. At December 31, 2008, we were in compliance with all financial covenants and restrictions with the exception of a minimum liquidity requirement with three financial institutions. We are required to have a minimum unrestricted cash and cash equivalents total balance ranging from $5.0 million to $15.0 million, depending on the financial institution. We have obtained waivers of these covenants for December 31, 2008 from all three financial institutions. However, if economic conditions continue to weaken and capital for commercial real estate remains scarce, we expect credit quality in our assets and across the commercial real estate sector to decline as well. While we remain focused on actively managing our loans and investments portfolio, a continued weak environment will make maintaining compliance with the credit facilities’ covenants more difficult. If we are not in compliance with any of our covenants, there can be no assurance that our lenders would waive or amend such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

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

We have financed, and, if the opportunities exist in the future, we may continue to finance certain of our investments through the issuance of CDOs. During the period that we are acquiring investments for eventual long-term financing through CDOs, we intend to finance these investments through repurchase and credit agreements. We use these agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a securitization, such as a CDO issuance. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the debt capital markets may make the issuance of CDOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CDO transaction due to substantial curtailment in demand for commercial real estate CDOs, such as currently exists. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

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

The terms of CDOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CDO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on subordinated classes may be redirected to repay senior classes of CDOs until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CDO financings will increase. With respect to future CDOs we may issue, we cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us.

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

Changes in values of our derivative contracts could adversely affect our liquidity and financial condition.

Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Due to the recent volatility in the financial markets, the value of these contracts have declined substantially.

As a result, as of December 31, 2008, we funded approximately $46.5 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

We are subject to certain counterparty risks related to our derivative contracts.

We periodically hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. As a result of the global credit crises, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with certain interest rate swap agreements could result in the loss of such collateral.

Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by ACM and Mr. Kaufman.

Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 92% of the outstanding membership interests of ACM. At December 2007, ACM owned approximately 3.8 million operating partnership units, representing a 16% limited partnership interest in our operating partnership. The operating partnership units were redeemable for cash or, at our election, for shares of our common stock generally on a one-for-one basis. Each of the operating partnership units ACM owned was paired with one share of our special voting preferred stock, each of which entitled ACM to one vote on all matters submitted to a vote of our stockholders. In June 2008, ACM exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled. As a result of this conversion and its ownership of an additional 1,607,254 shares of our common stock, ACM currently has 21.4% of the voting power of our outstanding stock. As a result of Mr. Kaufman’s beneficial ownership of stock held by ACM as well as his beneficial ownership of an additional 124,549 shares of our common stock, Mr. Kaufman currently has 21.9% of the voting power of our outstanding stock. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

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

We granted ACM and Mr. Kaufman, as its controlling equity owner, an exemption from the ownership limitation contained in our charter in order to acquire the approximately 3.8 million shares of special voting preferred stock that ACM subsequently converted into common stock in June 2008. In 2007, we granted Mr. C. Michael Kojaian, one of our directors, an exemption from this ownership limitation so that he may own up to 8.3% of the number of shares of our common stock that may be outstanding at any time.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

Our board of directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2010, 2011 and 2009, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Conflicts of Interest with Our Manager

We are dependent on our manager with whom we have conflicts of interest.

We have only 32 employees, including Messrs. Weber, Fogel, Felletter, Horn, Guziewicz, and are dependent upon our manager to provide services to us that are vital to our operations. ACM, our manager currently has approximately 21.4% of the voting power of the outstanding shares of our capital stock and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of ACM, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Each of Messrs. Kaufman, Martello, Elenio,

Horn, Weber, Kilgore are members of ACM’s executive committee and own minority membership interests in ACM. Mr. Fogel also owns a minority membership interest in ACM.

We may enter into transactions with ACM outside the terms of the management agreement with the approval of a majority vote of the independent members of our board of directors. Transactions required to be approved by a majority of our independent directors include, but are not limited to, our ability to purchase securities, mortgages and other assets from ACM or to sell securities and assets to ACM. ACM may from time to time provide permanent mortgage loan financing to clients of ours, which will be used to refinance bridge financing provided by us. We and ACM may also make loans to the same borrower or to borrowers that are under common control. Additionally, our policies and those of ACM may require us to enter into intercreditor agreements in situations where loans are made by us and ACM to the same borrower.

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

The results of our operations are dependent upon the availability of, and our manager’s ability to identify and capitalize on, investment opportunities. Our manager’s officers and employees are also responsible for providing the same services for ACM’s portfolio of investments. As a result, they may not be able to devote sufficient time to the management of our business operations.

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

To qualify as a REIT we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot comprise more than 10% of the outstanding voting securities, or more than 10% of the total value of the outstanding securities, of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than assets which qualify for purposes of the 75% asset test) may consist of the securities of any one issuer, and no more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defaults and an asset is deem impaired resulting in the recording of a loan loss provision). If we do not have other funds available in these situations we could be required to borrow funds, sell investments and our equity securities at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

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

Shares of our stock that would otherwise be directly or indirectly acquired or held by a person in violation of the ownership limitations are, in general, automatically transferred to a trust for the benefit of a charitable beneficiary, and the purported owner’s interest in such shares is void. In addition, any person who acquires shares in excess of these limits is obliged to immediately give written notice to us and provide us with any information we may request in order to determine the effect of the acquisition on our status as a REIT. We granted Arbor Commercial Mortgage and Mr. Kaufman, as its controlling equity owner, an exemption from the ownership limitation contained in our charter, in connection with Arbor Commercial Mortgage’s acquisition of 3,146,724 shares of our special voting preferred stock on July 1, 2003, which exemption also allowed Arbor Commercial Mortgage to acquire an additional 629,345 shares of special voting preferred stock. At December 2007, Arbor Commercial Mortgage owned 3,776,069 shares of our special voting preferred stock which it subsequently converted to common stock in June 2008. During 2007 we granted Mr. C. Michael Kojaian, one of our directors, an exemption from the ownership limitation contained in our charter. The exemption granted to Mr. Kojaian sets his ownership limitation at 8.3%.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge indebtedness incurred to acquire and carry qualifying real estate assets or to manage the risk of currency fluctuations with respect to other qualifying income will not be taken into account in applying the REIT income tests, provided certain identification requirements are met. Other income generated from derivatives or other hedging transactions would generally constitute non-qualifying income for purposes of the REIT income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

			Dividends
	High	Low	Declared

2007
First Quarter	$34.45	$28.01	$0.62
Second Quarter	$32.13	$25.41	$0.62
Third Quarter	$26.48	$13.91	$0.62
Fourth Quarter(1)	$21.26	$16.00	$0.62
2008
First Quarter	$18.80	$13.46	$0.62
Second Quarter	$18.18	$8.71	$0.62
Third Quarter	$12.49	$7.50	$0.62
Fourth Quarter(2)	$10.25	$1.77	$0.24

(1)	On January 25, 2008, we declared distributions of $0.62 per share of common stock, payable with respect to the three months ended December 31, 2007 to stockholders of record at the close of business on February 15, 2008.

(2)	In January 2009, we elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008 and we believe the dividends paid fully satisfy our 2008 REIT distribution requirements.

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

On March 6, 2009, the closing sale price for our common stock, as reported on the NYSE, was $0.65. As of March 6, 2009, there were 12,076 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under our equity compensation plans which are set forth under the caption “Equity Compensation Plan Information” of the 2009 Proxy Statement is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The periods shown commence on April 7, 2004, the date that our common stock began trading on the New York Stock Exchange after our common stock was first registered under Section 12 of the Exchange Act, and end on December 31, 2008, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on April 7, 2004 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2009.

Arbor Realty Trust, Inc.

Total Return Performance

	Period Ending
Index	04/7/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Arbor Realty Trust, Inc.	100.00	124.28	142.84	182.82	108.85	23.99

Russell 2000	100.00	109.23	114.21	135.18	133.07	88.11

NAREIT All REIT Index	100.00	124.09	134.37	180.53	148.34	92.96

In accordance with SEC rules, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Issuances of Unregistered Securities

In 2008, we issued 559,354 shares of common stock to ACM as incentive compensation earned under the management agreement for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008. The issuances of these 559,354 shares were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data
Interest income	$204,135,097	$273,984,357	$172,833,401	$121,109,157	$57,927,230
Other income	3,232,795	39,503	867,157	498,250	42,265
Total revenue	207,367,892	274,023,860	173,700,558	121,607,407	57,969,495
Interest expense	108,656,702	147,710,194	92,693,419	45,745,424	19,372,575
Other-than-temporary impairment	17,573,980	—	—	—	—
Provision for loan losses	132,000,000	2,500,000	—	—	—
Management fees — related party	3,539,854	25,004,975	12,831,791	12,430,546	3,614,830
Other expenses	20,040,131	14,974,230	11,291,352	10,216,873	4,558,592
Total expenses	281,810,667	190,189,399	116,816,562	68,392,843	27,545,997
(Loss) income from equity affiliates	(2,347,296)	34,573,594	4,784,292	8,453,440	525,000
Income allocated to minority interest	4,439,773	16,989,177	11,104,481	11,280,981	5,875,816
Provision for income taxes	—	16,885,000	150,000	—	—
Net (loss) income	(81,229,844)	84,533,878	50,413,807	50,387,023	25,072,682
(Loss) earnings per share, basic	(3.54)	4.44	2.94	2.99	1.81
(Loss) earnings per share, diluted(1)	(3.54)	4.44	2.93	2.98	1.78
Dividends declared per common share(2)(3)(4)(5)	2.10	2.46	2.57	2.24	1.16

	At December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data
Loans and investments, net	$2,181,683,619	$2,592,093,930	$1,993,525,064	$1,246,825,906	$831,783,364
Related party loans, net	—	—	7,752,038	7,749,538	7,749,538
Total assets	2,579,236,489	2,901,493,534	2,204,345,211	1,396,075,357	912,295,177
Repurchase agreements	60,727,789	244,937,929	395,847,359	413,624,385	409,109,372
Collateralized debt obligations	1,152,289,000	1,151,009,000	1,091,529,000	299,319,000	—
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	276,055,000	222,962,000	155,948,000	—
Notes payable	518,435,437	596,160,338	94,574,240	115,400,377	165,771,447
Note payable — related party	4,200,000	—	—	30,000,000	—
Total liabilities	2,298,241,821	2,433,376,191	1,842,765,882	1,044,775,284	589,292,273
Minority interest in operating partnership units	—	72,854,258	65,468,252	63,691,556	60,249,731
Minority interesting in consolidated entity	(10,981)	—	—	—	—
Total stockholders’ equity	281,005,649	395,263,085	296,111,077	287,608,517	262,753,173

	Year Ended December 31,
	2008	2007	2006	2005	2004

Other Data
Total originations(6)	$290,565,879	$2,007,838,793	$1,458,153,387	$953,937,330	$782,301,133

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

(2)	In January 2009, we elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008 and we believe the dividends paid fully satisfy our 2008 REIT distribution requirements.

(3)	On January 25, 2008, our board of directors authorized and we declared a distribution to our stockholders of $0.62 per share of common stock, payable with respect to the quarter ended December 31, 2007, to stockholders of record at the close of business on February 15, 2008. We made this distribution on February 26, 2008.

(4)	On January 25, 2007, our board of directors authorized and we declared a distribution to our stockholders of $0.60 per share of common stock, payable with respect to the quarter ended December 31, 2006, to stockholders of record at the close of business on February 5, 2007. We made this distribution on February 20, 2007.

(5)	On January 11, 2006, our board of directors authorized and we declared a distribution to our stockholders of $0.70 per share of common stock, payable with respect to the quarter ended December 31, 2005, to stockholders of record at the close of business on January 23, 2006. We made this distribution on February 6, 2006.

(6)	Year ended December 31, 2005 originations are net of a $59.4 million participation in one of our loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operating performance is primarily driven by the following factors:

•	Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. However, if the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. Net interest income is also directly impacted by the size of our asset portfolio.

•	Credit quality of our assets — Effective asset and portfolio management is essential to maximizing the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.

•	Cost control — We seek to minimize our operating costs, which consist primarily of employee compensation and related costs, management fees and other general and administrative expenses. If there are increases in foreclosures and non-performing loans and investments, certain of these expenses, particularly employee compensation expenses and asset management related expenses, may increase.

We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income which is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. We did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the year ended December 31, 2008.

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

On April 13, 2004, we sold 6,750,000 shares of our common stock at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and the other estimated offering expenses. On May 11, 2004, we issued and sold 524,200 additional shares of common stock, for net proceeds of approximately $9.8 million after deducting the underwriting discount pursuant to the exercise of a portion of the over-allotment option granted to the underwriters of our initial public offering. As of December 31, 2005, we issued 1,256,130 shares of common stock from the exercise of warrants originally issued as a component of units on July 1, 2003, for proceeds of $17.1 million. In addition, in June 2007, we issued 2,700,000 shares of common stock in a public offering.

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 96%, 90%, and 93% of our total revenues in 2008, 2007, and 2006, respectively.

Interest income is also derived from profits of equity participation interests. In 2008, 2007 and 2006 interest income from participation interests represented approximately 1%, 10%, and 6% of total revenues, respectively.

We also derive interest income from our investments in CRE mortgage related securities. Interest on these investments represented 2% of our total revenues in 2008 and less than 1% of our total revenues in 2007 and 2006.

Property operating income is derived from our real estate owned. In 2008, property operating income represented 1% of total revenue. No such income was recognized in 2007 and 2006.

In addition, we derived operating revenue from income from swap derivatives, which represented income from interest rate swaps on junior subordinated notes relating to trust preferred securities. In 2006, income from swap derivatives represented less than 1% of our total revenues. There was no such revenue in 2008 and 2007.

Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented less than 1% of our total revenues in 2008, 2007 and 2006.

(Loss) Income from Equity Affiliates and Gain on Sale of Loans and Real Estate

We derive income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated statements of operations as (loss) income from equity affiliates. In 2008, loss from equity affiliates totaled $2.3 million. In 2007 and 2006, income from equity affiliates totaled $34.6 million and $4.8 million, respectively.

We also may derive income from the gain on sale of loans and real estate. We may acquire (1) real estate for our own investment and, upon stabilization, disposition at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes to divest certain assets from its portfolio. No such income has been recorded to date.

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

Loans and Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any trading securities at this time. Securities available-for-sale are reported at fair value, while securities and investments held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings in accordance with SFAS 115. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment. We closely monitor market conditions on which we base such decisions.

In accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we also assess certain of our held-to-maturity securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, written down to its fair value against earnings. On a quarterly basis, we review these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. We calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.

Loans held for investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We invest in preferred equity interests that, in some cases, allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

Impaired Loans and Allowance for Loan Losses

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. We had a $130.5 million allowance for loan losses at December 31, 2008 related to ten loans in our portfolio with an aggregate carrying value, net of reserves, of approximately $312.7 million. At December 31, 2007, we had a $2.5 million allowance for loan losses related to two loans in our portfolio with an aggregate carrying value, net of reserves, of approximately $58.5 million.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statement of operations. These transactions may not qualify as a purchase by us under FSP FAS 140-3 which is effective for fiscal years beginning after November 15, 2008. We would be required to present the net investment on our balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the statement of operations. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. See Note 2 “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

Capitalized Interest

We capitalize interest in accordance with SFAS No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of our joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During 2007, the joint venture sold both of the acquired properties and we discontinued the capitalization of interest on its remaining investment in the joint venture as activities required under SFAS No. 34 ceased to continue. We capitalized $0.3 million and $0.9 million of interest during the years ended December 31, 2007 and 2006, respectively, relating to this investment. We did not capitalize interest during the year ended December 31, 2008.

Revenue Recognition

Interest Income.  Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the years ended December 31, 2008, 2007 and 2006, we recorded $1.0 million, $30.0 million and $13.2 million of interest on such loans and investments, respectively.

Property operating income.  Property operating income represents operating income associated with the operations of an office building recorded as real estate owned, net. For the year ended December 31, 2008, we recorded approximately $3.2 million of property operating income relating to real estate owned. There was no property operating income in 2007 or 2006.

Stock Based Compensation

We record stock-based compensation expense at the grant date fair value of the related stock-based award in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, (“SFAS 123R”). We measure the compensation costs for these shares as of the date of the grant, with subsequent re-measurement for any unvested shares granted to non-employees with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (“FIN 28”), and SFAS 123R. Dividends are paid on the restricted shares as dividends are paid on shares of our common stock whether or not they are vested. Stock based compensation was disclosed in our Consolidated Statement of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

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

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial results.

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

On a quarterly basis, we evaluate our loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in us determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk. In addition, we have evaluated our investments in collateralized debt obligation securities and have determined that the issuing entities are considered VIEs under the provisions of FIN 46, but have determined that we are not the primary beneficiary.

As of December 31, 2008, we have identified 45 loans and investments which were made to entities determined to be VIEs. However, for the 45 VIEs identified, we have determined that we are not the primary beneficiaries and as such the VIEs should not be consolidated in our financial statements. For all other investments, we have determined they are not VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate. A summary of our identified VIEs is presented in Note 9 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

Derivatives and Hedging Activities

In accordance with SFAS No. 133, the carrying values of interest rate swaps and the underlying hedged liabilities are reflected at their fair value. As of December 31, 2008 we have retained the services of Chatham Financial Corporation, a Statement on Auditing Standards No. 70 (“SAS 70”), “Service Organizations” compliant, third party financial services company to determine these fair values. Changes in the fair value of these derivatives are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that do not qualify for cash flow hedge accounting treatment are adjusted to fair value through earnings.

Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 7A hereof.

Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities effective January 1, 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate its hierarchy disclosures each quarter.

At December 31, 2008, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. Fair values of our derivative financial instruments were approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items were included in other assets and other liabilities on the consolidated balance sheet. In accordance with SFAS 157, we incorporated credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk. In addition, the fair value of our available-for-sale securities were approximated on current market quotes received from financial sources that trade such securities.

At December 31, 2008, we measured certain financial assets and financial liabilities at fair value on a nonrecurring basis, including loans and securities held-to-maturity. Fair values of loans were estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Loans are designated as held for investment and are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of its loans to determine if the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. In addition, the fair values of our securities-held-to maturity were approximated on current market quotes received from financial sources that trade such securities.

Recently Issued Accounting Pronouncements

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 2 “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” of the “Notes to Consolidated Financial Statements,” set forth in Item 8 hereof.

Changes in Financial Condition

Our loan portfolio balance, including our held-to-maturity securities, decreased $352.2 million, or 14%, to $2.2 billion at December 31, 2008, with a weighted average current interest pay rate of 6.13%, as compared to $2.6 billion, with a weighted average current interest pay rate of 8.18%, at December 31, 2007. At December 31, 2008, advances on financing facilities totaled $2.0 billion, with a weighted average funding cost of 3.51%, as compared to $2.3 billion, with a weighted average funding cost of 6.16% at December 31, 2007.

In 2008, we originated 13 loans and investments totaling $175.0 million, of which $163.9 million was funded as of December 31, 2008. We also purchased seven CRE collateralized debt obligation bond securities at a discounted price of approximately $58.1 million with a face amount of approximately $82.7 million. Of the new loans and investments, eight were bridge loans totaling $97.7 million, four were mezzanine loans totaling

$42.3 million, and one was a junior participating interest totaling $35.0 million. We have received full satisfaction of 25 loans totaling $512.4 million, partial repayment on loans totaling $52.5 million and 16 loans were refinanced during the year totaling $320.5 million. In addition, 19 loans totaling approximately $451.2 million were extended in accordance with the extension options of the corresponding loan agreements.

Since December 31, 2008, we have not originated any loans. We have received $10.9 million for the repayment in full of four loans, all of which were loans on properties that were either sold or refinanced outside of Arbor.

Cash and cash equivalents decreased $21.4 million, or 96%, to $0.8 million at December 31, 2008 compared to $22.2 million at December 31, 2007. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The decrease was primarily due to approximately a $34.6 million increase in funding of additional cash collateral for a portion of our interest rate swaps whose value has declined as a result of reductions in the projected LIBOR rates.

Restricted cash decreased $45.9 million, or 33%, to $93.2 million at December 31, 2008 compared to $139.1 million at December 31, 2007. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The decrease was primarily due to the redeployment of funds during 2008 from proceeds received near the end of 2007 from the full satisfaction of loans held in the CDO and the transfer of loans from other financing facilities to the CDOs.

Other assets increased $56.0 million, or 67%, to $139.7 million at December 31, 2008 compared to $83.7 million at December 31, 2007. The increase was primarily due to a $34.6 million increase in funding additional cash collateral for a portion of our interest rate swaps whose value has declined as a result of reductions in the projected LIBOR rates. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives. The increase was also due to a $16.5 million third party member receivable recorded during the second quarter of 2008 in connection with the Prime Outlets Member LLC (“POM”) transaction. This amount reflects the third party member’s pro-rata portion of the $48.5 million debt recorded from the consolidated entity in notes payable at December 31, 2008. In addition, in 2008, we paid approximately $4.8 million of margin calls related to the financing of certain held-to-maturity securities, as well as a $4.7 million increase in the fair value of non-qualifying CDO basis swaps. These increases were partially offset by a decrease of $5.4 million in deferred financing costs associated with the amortization of costs associated with our financing sources.

Securities held to maturity were $58.2 million at December 31, 2008, and reflects the purchase of $82.7 million of investment grade CRE collateralized debt obligation bonds for $58.1 million during the second quarter of 2008. A portion of the $24.6 million discount received on the purchases of these bonds will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the estimated life remaining of 5.8 years of the securities as a yield adjustment. During the fourth quarter of 2008, we determined that one bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to our financial statements. We did not have any securities held-to-maturity at December 31, 2007. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for a further description of these transactions.

Real estate owned, net was $46.5 million at December 31, 2008, representing the net carrying value of an office property which we foreclosed on during the second quarter of 2008. In addition, we recorded a $41.4 million first lien on the property in mortgage notes payable. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for a further description of these transactions.

Prepaid management fee increased $7.3 million, or 38%, to $26.3 million at December 31, 2008 due to a $7.3 million incentive management fee paid on the $33 million of cash received in June 2008 from the agreement to transfer 16.67% of our 24.17% interest in POM, one of our equity affiliates. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, we will exchange our 16.67% interest in POM for approximately $37 million of preferred and common operating partnership units in another REIT, at which time the deferred management fee will be recognized as expense. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further description of this transaction.

Other liabilities increased $67.3 million, or 100%, from $67.4 million at December 31, 2007 compared to $134.6 million at December 31, 2008. The increase was primarily due to a $68.3 million increase in unrealized losses on the fair value of our interest rate swaps, due to a reduction in LIBOR rates, with a corresponding offset to other comprehensive loss.

In 2008, we recorded $16.2 million in other-than-temporary impairment charges against our available-for-sale securities, shares of common stock of CBRE Realty Finance, Inc., representing an adjustment to their fair value at December 31, 2008. These securities had a fair value of $0.5 million and $15.7 million at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, these securities have been in an unrealized loss position for less than twelve months. Generally accepted accounting principles in the United States (GAAP) require that these securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. We believe that based on recent market events and the unfavorable prospects for near-term recovery of value, that there is a lack of evidence to support the conclusion that the fair value decline is temporary. Prior to the third quarter of 2008, changes in the fair market value of our available-for-sale securities were considered unrealized gains or losses and were recorded as a component of other comprehensive income or loss.

In June 2008, ACM, our manager, exercised its right to redeem its 3,776,069 operating partnership units in the operating partnership for shares of our common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in us was reduced to zero and the balance of minority interest was charged directly to equity in additional paid-in capital, as of June 30, 2008. See Notes 8 and 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for a further description of this transaction.

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

ACM was paid an aggregate of 559,354 shares of common stock for its fourth quarter 2007, first quarter 2008 and second quarter 2008 incentive management fees during the year ended December 31, 2008.

Comparison of Results of Operations for Year Ended 2008 and 2007

The following table sets forth our results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Increase/(Decrease)
	2008	2007	Amount	Percent

Revenue:
Interest income	$204,135,097	$273,984,357	$(69,849,260)	(25)%
Property operating income	3,150,466	—	3,150,466	nm
Other income	82,329	39,503	42,826	108%

Total revenue	207,367,892	274,023,860	(66,655,968)	(24)%

Expenses:
Interest expense	108,656,702	147,710,194	(39,053,492)	(26)%
Employee compensation and benefits	8,110,003	9,381,055	(1,271,052)	(14)%
Selling and administrative	8,197,368	5,593,175	2,604,193	47%
Property operating expenses	2,980,901	—	2,980,901	nm
Depreciation and amortization	751,859	—	751,859	nm
Other-than-temporary impairment	17,573,980	—	17,573,980	nm
Provision for loan losses	132,000,000	2,500,000	129,500,000	nm
Management fee — related party	3,539,854	25,004,975	(21,465,121)	(86)%

Total expenses	281,810,667	190,189,399	91,621,268	48%

(Loss) income before (loss) income from equity affiliates, minority interest and provision for income taxes	(74,442,775)	83,834,461	(158,277,236)	nm
(Loss) income from equity affiliates	(2,347,296)	34,573,594	(36,920,890)	nm

(Loss) income before minority interest and provision for income taxes	(76,790,071)	118,408,055	(195,198,126)	nm
Income allocated to minority interest	4,439,773	16,989,177	(12,549,404)	(74)%

(Loss) income before provision for income taxes	(81,229,844)	101,418,878	(182,648,722)	nm
Provision for income taxes	—	16,885,000	(16,885,000)	nm

Net (loss) income	$(81,229,844)	$84,533,878	$(165,763,722)	nm

nm — not meaningful

Revenue

Interest income decreased $69.8 million, or 25%, to $204.1 million in 2008 from $274.0 million in 2007. This decrease was due in part to the recognition of $37.6 million of interest income from profits and equity interests from our investment in equity affiliates during 2007 as compared to $1.3 million in 2008.

Excluding these transactions, interest income decreased $33.5 million, or 14%, compared to the same period of the prior year. This was primarily due to a 16% decrease in the average yield on the assets from 9.34% in 2007 to 7.80% in 2008. This decrease in yield was the result of a decrease in LIBOR over the same period and a reduction in the yield on new originations compared to higher yielding loan payoffs from the same period in 2007. This was partially offset by a portion of our portfolio having LIBOR floors and fixed rates of interest. In addition, interest income from cash equivalents decreased $4.5 million to $4.4 million for 2008 compared to $8.9 million for 2007 as a result of decreased average restricted and unrestricted cash balances as well as lower interest rates.

Property operating income of $3.2 million in 2008 represents operating income associated with the operations of an office building recorded as real estate owned, net. There was no property operating income in 2007.

Other income increased $42,826, or 108%, to $82,329 in 2008 from $39,503 in 2007. This was primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.

Expenses

Interest expense decreased $39.1 million, or 26%, to $108.7 million in 2008 from $147.7 million in 2007. This decrease was primarily due to a 26% decrease in the average cost of these borrowings from 6.76% for 2007 to 5.00% for 2008 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. This decrease was also due to $2.9 million in gains recorded in 2008 related to the recognition of mark-to-market adjustments on certain of our CDO basis swaps. In addition, there was a 1% decrease in the average balance of our debt facilities from the year ended December 31, 2007 as compared to the year ended December 31, 2008 as a result of decreased leverage on our portfolio due to the paying down of certain outstanding indebtedness by repayment of loans, the transfer of assets to our CDO vehicles which carry a lower cost of funds and from available capital.

Employee compensation and benefits expense decreased $1.3 million, or 14%, to $8.1 million in 2008 from $9.4 million in 2007. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods. This decrease was primarily due to a decrease in employee compensation and benefits, partially offset by an increase in costs related to restricted stock awards granted to employees in 2008.

Selling and administrative expense increased $2.6 million, or 47%, to $8.2 million in 2008 from $5.6 million in 2007. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, directors’ fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. The increase was primarily due to expenses related to the Prime Outlets transaction and other increases in professional fees including general corporate legal expenses. This increase was also due to $0.4 million of losses recognized from the sales of two properties securing two bridge loans during 2008. See Note 3 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details on these transactions.

Property operating expenses of $3.0 million in 2008 represents all expenses related to the operations of an office building recorded as real estate owned, net. There were no property operating expenses in 2007.

Depreciation and amortization expense of $0.8 million in 2008 represents depreciation on property, leasehold improvements, and equipment associated with the consolidation of an office building as real estate owned, net. There were no depreciation and amortization expenses in 2007.

Other-than-temporary impairment charges of $17.6 million in 2008 primarily represents the recognition of a $16.2 million impairment that was considered other-than-temporary relating to the fair market value of our available-for-sale securities at December 31, 2008. Prior to September 30, 2008, changes in the fair market value of our available-for-sale securities were considered unrealized gains or losses and were recorded as a component of other comprehensive income or loss. Other-than-temporary impairment charges in 2008 also included $1.4 million for the recognition of an impairment that was considered other-than-temporary relating to one of our securities held-to-maturity. These securities represent common stock and a CDO bond security, both issued by CBRE, another commercial REIT. There were no other-than-temporary impairment charges in 2007.

Provision for loan losses totaled $132.0 million for the year ended December 31, 2008, and $2.5 million for the year ended December 31, 2007. The provision recorded in 2008 was based on our normal quarterly loan reviews during the year, where it was determined that ten loans with an aggregate carrying value of $443.2 million, before reserves, became impaired. We performed quarterly evaluations of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loan, resulting in us recording a $132.0 million provision for loan losses. The provision recorded in 2007 was based on our normal quarterly loan review at December 31, 2007, where it was determined that two loans with an aggregate carrying value of $58.5 million, before reserves, were impaired.

Management fees decreased $21.5 million, or 86%, to $3.5 million in 2008 from $25.0 million in 2007. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The incentive management fees decreased by $21.8 million, or

100%, to $0 in 2008 from $21.8 million in 2007. This decrease was due to losses in 2008, versus income in 2007, primarily due to $132.0 million of provisions for loan losses, along with other-than-temporary impairment charges on our available-for-sale and held-to-maturity securities totaling $17.6 million in 2008. This decrease was also due to $72.2 million of income from profits and equity interests in 2007. The base management fees increased by $0.3 million, or 10%, to $3.5 million in 2008 from $3.2 million in 2007. This increase is primarily due to increased average stockholders’ equity directly attributable to greater undistributed profits and capital raised from the June 2007 public offering of our common stock.

Losses or Income From Equity Affiliates

Losses from equity affiliates totaled $2.3 million in 2008. Income from two of our investments in equity affiliates totaled $34.6 million for 2007. The $2.3 million loss recorded during 2008 reflects a portion of the joint venture’s losses from a $10.2 million equity investment, partially offset by $0.7 million in income from two of our other investments.

Income Allocated to Minority Interest

Income allocated to minority interest decreased by $12.5 million, or 74%, to $4.4 million in 2008 from $17.0 million in 2007. These amounts represent the portion of our income allocated to our manager as well as a third party’s interest in a consolidated subsidiary which holds a note payable that is accruing interest expense. This decrease was primarily due to a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 7.6% in our operating partnership in 2008 compared to 16.6% in 2007. In June 2008, our manager exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero at June 30, 2008. This decrease was also due to a 43% decrease in the average income before minority interest reduced by the provision for income taxes for the first two quarters of 2008 as compared to all four quarters of 2007. 2008 included a loss allocated to minority interest of $0.3 million representing a third party member’s share of a $1.0 million distribution received from a profits interest. In addition, 2008 also included a gain allocated to minority interest of $0.3 million representing the portion of loss allocated to the third party’s interest in a consolidated subsidiary, which holds a note payable that is accruing interest expense. This note payable is related to the POM transaction discussed in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT - taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT - taxable income and meet certain other requirements. As of December 31, 2008 and 2007, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT - taxable income for years ended December 31, 2008 and 2007.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the year ended December 31, 2007, we recorded a $16.9 million provision on income from these taxable REIT subsidiaries. No such provision had been recognized for the year ended December 31, 2008. The provision for the year ended December 31, 2007 resulted from $38.3 million of pretax income from our taxable REIT subsidiaries.

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

Expenses

Interest expense increased $55.0 million, or 59%, to $147.7 million in 2007 from $92.7 million in 2006. This increase was primarily due to an $897.0 million, or 70%, increase in the average balance of our debt facilities from $1.3 billion in 2006 to $2.2 billion in 2007 as a result of increased portfolio growth and financing facilities. This was partially offset by a 5% decrease in the average cost of these borrowings from 7.11% for 2006 to 6.76% for 2007, due to reduced borrowing costs primarily as a result of an increase in average CDO debt, combined with an increase in income from interest rate swaps on our variable rate debt associated with certain of our fixed rate loans, partially offset by an increase in average LIBOR.

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

Income From Equity Affiliates

Income from equity affiliates increased $29.8 million to $34.6 million in 2007 from $4.8 million for 2006. This increase was due to $29.6 million in gains recognized on the sale of properties within one of our equity affiliates, and $5.0 million of income from excess proceeds received from the sale and refinancing of certain properties in the portfolio of another of our investments in equity affiliates. During 2006, we recognized $4.8 million of revenue from excess proceeds received from the refinancing of properties of one of our investments in equity affiliates.

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

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from operations. Our equity sources consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, net proceeds from our public offering of our common stock in June 2007 and depending on market conditions, proceeds from capital market transactions including the future issuance of common, convertible and/or preferred equity securities. Our debt facilities include the issuance of floating rate notes resulting from our CDOs, the issuance of junior subordinated notes to subsidiary trusts issuing preferred securities and borrowings under credit agreements. Net cash provided by operating activities include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from equity participation interests, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

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

Recent conditions in capital and credit markets have made certain forms of financing less attractive, and in certain cases less available, therefore we will continue to rely on cash flows provided by operating and investing activities for working capital and potential changes in dividend policy in our efforts towards capital preservation.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT - taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements.

In December 2008, the IRS issued “Revenue Procedure 2008-68” that allows listed REITs to offer shareholders elective stock dividends, which are paid in a combination of cash and common stock with at least 10% of the total distribution paid in cash, to satisfy the dividend requirement through 2009.

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

In August 2008, we entered into an equity placement program sales agreement with a securities agent whereby we may issue and sell up to three million shares of our common stock through the agent who agrees to use its commercially reasonable efforts to sell such shares during the term of the agreement and under the terms set forth therein. To date, we have not utilized this equity placement program.

At December 31, 2008, we had $425.3 million available under the shelf registration described above and 25,142,410 shares outstanding.

Debt Facilities

We also maintain liquidity through two term credit agreements, one of which has a revolving credit component, three master repurchase agreements, one working capital facility, one note payable, three junior loan participations and one bridge loan warehousing credit agreement with seven different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of December 31, 2008, these facilities had an aggregate capacity of $2.2 billion and borrowings were approximately $2.0 billion.

The following is a summary of our debt facilities as of December 31, 2008:

	At December 31, 2008
		Debt		Maturity
Debt Facilities	Commitment	Carrying Value	Available(1)	Dates

Repurchase agreements. Interest is variable based on pricing over LIBOR	$223,766,501	$60,727,789	$163,038,712	2009 - 2010
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,166,089,000	1,152,289,000	13,800,000	2011 - 2013
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	276,055,000	276,055,000	—	2034 - 2037
Notes payable. Interest is variable based on pricing over Prime or LIBOR	579,838,926	518,435,437	61,403,489	2009 - 2013

	$2,245,749,427	$2,007,507,226	$238,242,201

(1)	subject to certain conditions and bank approval.

These debt facilities are described in further detail in Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof.

Repurchase Agreements

Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At December 31, 2008, the aggregate outstanding balance under these facilities was $60.7 million.

We have a $200.0 million repurchase agreement with a financial institution, effective October 2006, which was amended in December 2007 to increase the committed amount of the facility to $200.0 million from $150.0 million. The agreement has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At December 31, 2008, the outstanding balance under this facility was $37.0 million with a current weighted average note rate of 1.50%.

We have a $100.0 million repurchase agreement with a second institution that bears interest at pricing over LIBOR and had a maturity date of September 2008. In January 2008, we were notified that no further advances could be taken under this facility. The facility matured in September 2008 and, under the terms of the repurchase agreement, the facility was to be paid in its entirety by December 2008. In December 2008, we amended this facility extending the maturity to June 2009. The amendment also includes an increase in interest rate pricing over LIBOR to 250 basis points, a paydown of $3.1 million by January 31, 2009 and full repayment of the facility by June 2009. At December 31, 2008, the aggregate outstanding balance under this facility was $15.6 million with a current weighted average note rate of 3.07%. In addition, at January 31, 2009, the aggregate outstanding balance under this facility was $7.4 million.

We have an uncommitted master repurchase agreement with a third financial institution, effective April 2008, entered into for the purpose of financing our CRE CDO bond securities. The agreement has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During the year ended December 31, 2008, we paid approximately $4.8 million of margin calls related to certain assets financed in this facility, due to a decrease in values associated with a change in market interest rate spreads. At December 31, 2008, the outstanding balance under this facility was $8.2 million with a current weighted average note rate of 2.48%.

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

The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. Proceeds from CDO I and CDO II are distributed quarterly with approximately $2.0 million and $1.2 million, respectively, being paid to investors as a reduction of the CDO liability. For accounting purposes, CDOs are consolidated in our financial statements.

At December 31, 2008, the outstanding note balance under CDO I, CDO II and CDO III was $275.3 million, $343.3 million and $533.7 million, respectively.

The continued turmoil in the structured finance markets, in particular the sub-prime residential loan market, has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate collateralized debt obligations has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. We were in compliance with all such covenants as of December 31, 2008. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the ability to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs. However, we may not have sufficient liquidity available to do so at such time.

Junior Subordinated Notes

The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. At December 31, 2008, the aggregate outstanding balance under these facilities was $276.1 million with a current weighted average note rate of 7.21%.

Notes Payable

Notes payable consists of two term credit agreements, a revolving credit line, a working capital facility, a bridge loan warehousing credit agreement, a note payable and a junior loan participation. At December 31, 2008, the aggregate outstanding balance under these facilities was $518.4 million.

In June 2007, we entered into a $60.0 million working capital facility with Wachovia. In July 2008, the facility was extended for one year to June 2009 and was amended to decrease the amount of the facility to $45.0 million from $60.0 million. In addition, the amendment includes required quarterly paydowns of $3.0 million beginning October 1, 2008 and an interest rate increase from 210 bps over Libor to 500 bps over Libor. At December 31, 2008, the aggregate outstanding balance under this facility was $41.9 million with a current weighted average note rate of 5.51%.

In November 2007, we entered in two new credit agreements with Wachovia which replaced two of our existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia. The outstanding balance under these two repurchase agreements totaled approximately $542.0 million at the time the repurchase agreements were replaced. The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment which has a commitment period of two years with a one year auto extension feature, subject to certain criteria, to November 2010. The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension period to November 2010. These two new credit agreements each bear interest at pricing over LIBOR, and have eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements.

The $473.0 million term loan has repayment provisions which included reducing the outstanding balance to $425.0 million by December 31, 2007 and also required a further reduction of the outstanding balance to $300.0 million by December 31, 2008. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. At December 31, 2008, the outstanding balance under this facility was $280.2 million with a current weighted average note rate of 3.34%. The $100.0 million revolving commitment is used to finance new investments and can be increased with lender approval to $200.0 million now that the term loan has been paid down below $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. At December 31, 2008, the outstanding balance under this revolving facility was $64.8 million with a current weighted average note rate of 3.08%.

The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. We have also pledged our 24% equity interest in Prime Outlets Members, LLC (“POM”) as part of the agreement. In the second and third year of this term facility, we will be required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any. In connection with the POM transaction in July 2008, we agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction. In addition, 16.7% of our 24.2% equity interest in POM was released as collateral in conjunction with this paydown. At December 31, 2008, the outstanding balance under this facility was $32.9 million with a current weighted average note rate of 2.98%.

We have a $90.0 million bridge loan warehousing credit agreement with a fifth financial institution, effective June 2005, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or pricing over 1, 2, 3 or 6-month LIBOR, at our option. In October 2008, this facility was amended to extend the maturity date to October 2009. The amendment also includes an increase in interest rate pricing over LIBOR of approximately 135 basis points on all new additions to the facility and a reduction of the committed amount to $70.0 million. At December 31, 2008, the outstanding balance under this facility was $43.8 million with a current weighted average note rate of 5.15%.

We have a $48.5 million note payable related to the POM transaction. The note is initially secured by our 16.67% interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.00%.

We have three junior loan participations with a total outstanding balance at December 31, 2008 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.

Mortgage Note Payable

During the second quarter of 2008, we recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and the outstanding balance of this mortgage was $41.4 million at December 31, 2008.

Note Payable — Related Party

During the fourth quarter of 2008, we borrowed $4.2 million from our manager, ACM. At December 31, 2008, we had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.

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

Cash Flow From Operations

We continually monitor our cash position to determine the best use of funds to both maximize our return on funds and maintain an appropriate level of liquidity. Historically, in order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. Consequently, when making distributions in the past, we have borrowed the required funds by drawing on credit capacity available under our credit facilities. However, given current market conditions, we may have to maintain adequate liquidity from operations to make any future distributions.

Restrictive Covenants

Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity, debt-to-equity ratios and fixed and senior fixed charge coverage ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to pledge more collateral, or repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on the assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern. Violations of these covenants may also result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. Additionally, to the extent that we were to realize additional losses relating to our loans and investments, it would put additional pressure on our ability to continue to meet these covenants.

We were in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum liquidity requirement with three financial institutions at December 31, 2008. We are required to have a minimum unrestricted cash and cash equivalents total balance ranging from $5.0 million to $15.0 million, depending on the financial institution. We have obtained waivers of these covenants for December 31, 2008 from all three financial institutions and expect to be in compliance with these covenant calculations or receive the waivers and amendments in future periods.

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

Contractual Commitments

As of December 31, 2008, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Notes payable(2)	$463,635	$1,300	$5,000	$—	$48,500	$—	$518,435
Collateralized debt obligations(3)	96,284	29,152	200,397	826,456	—	—	1,152,289
Repurchase agreements	52,515	8,213	—	—	—	—	60,728
Trust preferred securities	—	—	—	—	—	276,055	276,055
Mortgage note payable	—	—	—	41,440	—	—	41,440
Note payable - related party	4,200	—	—	—	—	—	4,200
Outstanding unfunded commitments(4)	38,783	25,185	10,344	1,101	389	670	76,472

Totals	$655,417	$63,850	$215,741	$868,997	$48,889	$276,725	$2,129,619

(1)	Represents amounts due based on contractual maturities.

(2)	The maturity date for the $473.0 million committed Wachovia term and $100.0 million committed revolving facilities do not include their one year auto extension features. The $69.0 million term loan does not include its one year extension option.

(3)	Comprised of $275.3 million of CDO I debt, $343.7 million of CDO II debt and $533.7 million of CDO III debt with a weighted average remaining maturity of 2.07, 3.10 and 3.54 years, respectively, as of December 31, 2008.

(4)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $76.5 million as of December 31, 2008, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $76.5 million outstanding balance at December 31, 2008, our restricted cash balance contained approximately $26.8 million of cash held to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 6, “Investments in Equity Affiliates” of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

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

The base management fee is not calculated based on the manager’s performance or the types of assets it selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $3.5 million, $3.2 million and $2.6 million in base management fees for services rendered in 2008, 2007 and 2006, respectively.

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

For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. Installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. During the first and second quarters of 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was elected by ACM to be paid in 116,680 shares of common stock and $1.5 million paid in cash. In addition, we recorded a $7.3 million deferred management fee related to the incentive compensation fee earned from the monetization of the POM equity kicker transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, we will recognize the $7.3 million as management fee expense. The $7.3 million incentive compensation fee was elected by ACM to be paid in 355,903 shares of common stock and $4.1 million paid in cash.

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

Inflation

Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, the significant decline in interest rates during the latter part of 2007 and 2008 triggered LIBOR floors on certain of our variable rate interest-earning assets. This resulted in an increase in interest rate spreads as the rates we pay on variable rate interest-bearing liabilities declined at a greater pace than the rates we earned on our variable rate interest-earning assets. Additionally, we have various fixed rate loans in our portfolio which are financed with variable rate LIBOR borrowings. In connection with these loans, we have entered into various interest swaps to hedge our exposure to the interest rate risk on our variable rate LIBOR borrowings as it relates to certain fixed rate loans in our portfolio. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be affected. See Item 7A - “Quantitative and Qualitative Disclosures about Market Risk.”

Related Party Transactions

Related Party Loans

At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. Refer to the section “Management Agreement” above for further details.

Due to related party was $1.0 million at December 31, 2008 and consisted of $0.8 million of management fees that were due to ACM and remitted in February 2009 and $0.2 million of unearned fees due to ACM that were also remitted by us in February 2009. Due to related party was $2.4 million at December 31, 2007 and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to us in January 2008.

During the fourth quarter of 2008, we borrowed $4.2 million from our manager, ACM. At December 31, 2008, we had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.

In 2008, ACM purchased from third party investors, investment grade CDO notes issued by certain of our subsidiaries, with an aggregate face value of $20.4 million for $8.2 million.

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

At December 31, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. We provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from the original loan for the year ended December 31, 2007 and 2006, was approximately $0.1 million and $0.7 million, respectively.

Other Related Party Transactions

ACM contributed the majority of its structured finance portfolio to our operating partnership pursuant to a contribution agreement. The contribution agreement contains representations and warranties concerning the ownership and terms of the structured finance assets it contributed and other customary matters. ACM has agreed to indemnify us and our operating partnership against breaches of those representations and warranties. In exchange for ACM’s asset contribution, we issued to ACM approximately 3.1 million operating partnership units, each of which ACM could redeem for one share of our common stock or an equivalent amount in cash, at our election, and 629,345 warrants, each of which entitled ACM to purchase one additional operating partnership unit at an initial exercise price of $15.00. The operating partnership units and warrants for additional operating partnership units issued to ACM were valued at approximately $43.9 million at July 1, 2003, based on the price offered to investors in our units in the private placement, adjusted for the initial purchaser’s discount. We also granted ACM certain demand and other registration rights with respect to the shares of common stock issuable upon redemption of its operating partnership units. In 2004, ACM exercised all of its warrants for a total of 629,345 operating partnership units and proceeds of $9.4 million.

Each of the approximately 3.8 million operating partnership units owned by ACM was paired with one share of our special voting preferred stock that entitles the holder to one vote on all matters submitted to a vote of our stockholders. As operating partnership units were redeemed for shares of our common stock or cash an equivalent number of shares of special voting preferred stock would be redeemed and cancelled. As a result of the ACM asset contribution and the related formation transactions, ACM owned approximately a 16% limited partnership interest in our operating partnership and the remaining 84% interest in our operating partnership was owned by us.

In June 2008, our external manager exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled. ACM currently holds approximately 21% of the voting power of our outstanding common stock.

We and our operating partnership have entered into a management agreement with ACM pursuant to which ACM has agreed to provide us with structured finance investment opportunities and loan servicing as well as other services necessary to operate our business. As discussed above in “Contractual Commitments,” we have agreed to pay our manager an annual base management fee and incentive compensation each fiscal quarter and share with ACM a portion of the origination fees that we receive on loans we originate with ACM pursuant to this agreement.

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

Funds from Operations

We are presenting funds from operations (FFO) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs). We also use FFO for the calculation of the incentive compensation for our manager, ACM. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles in the United States (GAAP)), excluding gains (losses) from sales of depreciated real properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.

FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the years ended December 31, 2008, 2007 and 2006 are as follows:

	For the Year Ended December 31,
	2008	2007	2006

Net (loss) income, GAAP basis	$(81,229,844)	$84,533,877	$50,413,807
Add:
Minority interest	—	16,989,177	11,104,481
Depreciation — real estate owned	751,859	—	—
Depreciation — investment in equity affiliates	1,193,507	—	—

Funds from operations (“FFO”)	$(79,284,478)	$101,523,054	$61,518,288

Diluted FFO per common share	$(3.46)	$4.44	$2.93

Diluted weighted average shares outstanding	22,916,648	22,870,159	21,001,804

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk and interest rate risk.

Market Conditions

We are subject to market changes in the debt and secondary mortgage markets. These markets are currently experiencing disruptions, which could have a short-term adverse impact on our earnings and financial condition.

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

Based on our loans, securities held-to-maturity and liabilities as of December 31, 2008, and assuming the balances of these assets and liabilities remain unchanged for the subsequent twelve months, a 0.5% increase in

LIBOR would decrease our annual net income and cash flows by approximately $2.6 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 0.5% increase in LIBOR which would limit the effect of a 0.5% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.5% increase. Based on the loans and liabilities as of December 31, 2008, and assuming the balances of these loans and liabilities remain unchanged for the subsequent twelve months, a 0.5% decrease in LIBOR would increase our annual net income and cash flows by approximately $1.8 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a decrease.

As of December 31, 2007, a 1.5% increase in LIBOR would have decreased our annual net income and cash flows in the subsequent twelve months by approximately $1.3 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 1.5% increase in LIBOR which would limit the effect of a 1.5% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.5% increase. As of December 31, 2007, a 1.5% decrease in LIBOR would have increased our annual net income and cash flows by approximately $12.5 million. This is primarily due to various interest rate floors which limit the effect of a 1.5% decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 1.5% decrease.

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

As of December 31, 2008 and 2007, we had ten of these interest rate swap agreements outstanding that have combined notional values of $1.3 billion for both periods. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2008, and December 31, 2007, if there were a 50 basis point increase in forward interest rates, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 50 basis point decrease in forward interest rates, the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.

In connection with the issuance of variable rate junior subordinate notes, we entered into various interest rate swap agreements. These swaps have total notional values of $236.5 million and $191.5 million, respectively, as of December 31, 2008 and December 31, 2007. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2008 and December 31, 2007, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $3.3 million and $2.9 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $3.4 million and $3.0 million, respectively.

As of December 31, 2008, we had 33 interest rate swap agreements outstanding that have a combined notional value of $689.9 million. As of December 31, 2007 we had 27 interest rate swap agreements outstanding with combined notional values of $584.7 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2008 and December 31, 2007, if there had been a 50 basis point increase in forward interest rates, the fair market value of these interest rate swaps would have increased by approximately $15.7 million and $14.9 million, respectively. If there were a 50 basis point decrease in forward interest rates, the fair market value of these interest rate swaps would have decreased by approximately $16.2 million and $15.4 million, respectively.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially. As a result, at December 31, 2008 and 2007, we funded approximately $46.5 million and $11.9 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

New York, New York
March 9, 2009

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS:
Cash and cash equivalents	$832,041	$22,219,541
Restricted cash	93,219,133	139,136,105
Loans and investments, net	2,181,683,619	2,592,093,930
Available-for-sale securities, at fair value	529,104	15,696,743
Securities held-to-maturity, net	58,244,348	—
Investment in equity affiliates	29,310,953	29,590,190
Real estate owned, net	46,478,994	—
Due from related party	2,933,344	—
Prepaid management fee — related party	26,340,397	19,047,949
Other assets	139,664,556	83,709,076

Total assets	$2,579,236,489	$2,901,493,534

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Repurchase agreements	$60,727,789	$244,937,929
Collateralized debt obligations	1,152,289,000	1,151,009,000
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	276,055,000
Notes payable	518,435,437	596,160,338
Note payable — related party	4,200,000	—
Mortgage note payable	41,440,000	—
Due to related party	993,192	2,429,109
Due to borrowers	32,330,603	18,265,906
Deferred revenue	77,123,133	77,123,133
Other liabilities	134,647,667	67,395,776

Total liabilities	2,298,241,821	2,433,376,191

Minority interest in operating partnership	—	72,854,258
Minority interest in consolidated entity	(10,981)	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and 3,776,069 shares issued and outstanding at December 31, 2007	—	37,761
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,421,810 shares issued, 25,142,410 shares outstanding at December 31, 2008 and 20,798,735 shares issued, 20,519,335 shares outstanding at December 31, 2007	254,218	207,987
Additional paid-in capital	447,321,186	365,376,136
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
(Accumulated deficit) retained earnings	(62,939,722)	65,665,951
Accumulated other comprehensive loss	(96,606,672)	(29,001,389)

Total stockholders’ equity	281,005,649	395,263,085

Total liabilities and stockholders’ equity	$2,579,236,489	$2,901,493,534

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007	2006

Revenue:
Interest income	$204,135,097	$273,984,357	$172,833,401
Property operating income	3,150,466	—	—
Income from swap derivative	—	—	696,960
Other income	82,329	39,503	170,197

Total revenue	207,367,892	274,023,860	173,700,558

Expenses:
Interest expense	108,656,702	147,710,194	92,693,419
Employee compensation and benefits	8,110,003	9,381,055	6,098,826
Selling and administrative	8,197,368	5,593,175	5,192,526
Property operating expenses	2,980,901	—	—
Depreciation and amortization	751,859	—	—
Other-than-temporary impairment	17,573,980	—	—
Provision for loan losses	132,000,000	2,500,000	—
Management fee — related party	3,539,854	25,004,975	12,831,791

Total expenses	281,810,667	190,189,399	116,816,562

(Loss) income before (loss) income from equity affiliates, minority interest and provision for income taxes	(74,442,775)	83,834,461	56,883,996
(Loss) income from equity affiliates	(2,347,296)	34,573,594	4,784,292

(Loss) income before minority interest and provision for income taxes	(76,790,071)	118,408,055	61,668,288
Income allocated to minority interest	4,439,773	16,989,177	11,104,481

(Loss) income before provision for income taxes	(81,229,844)	101,418,878	50,563,807
Provision for income taxes	—	16,885,000	150,000

Net (loss) income	$(81,229,844)	$84,533,878	$50,413,807

Basic (loss) earnings per common share	$(3.54)	$4.44	$2.94

Diluted (loss) earnings per common share	$(3.54)	$4.44	$2.93

Dividends declared per common share	$2.10	$2.46	$2.57

Weighted average number of shares of common stock outstanding:
Basic	22,916,648	19,022,616	17,161,346

Diluted	22,916,648	22,870,159	21,001,804

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006

			Preferred							Accumulated
		Preferred	Stock	Common	Common	Additional	Treasury		(Accumulated	Other
	Comprehensive	Stock	Par	Stock	Stock	Paid-in	Stock	Treasury	Deficit)/Retained	Comprehensive
	Income/(Loss)	Shares	Value	Shares	Par Value	Capital	Shares	Stock	Earnings	Income/(Loss)	Total

Balance- January 1, 2006		3,776,069	$37,761	17,051,391	$170,514	$264,691,931	—	$—	$21,452,789	$1,255,522	$287,608,517
Issuance of common stock for management incentive fee				243,129	2,431	6,277,782					6,280,213
Purchase of treasury stock							(279,400)	(7,023,361)			(7,023,361)
Deferred compensation				94,695	947	(947)					—
Stock-based compensation						2,329,689					2,329,689
Distributions — common stock									(44,134,107)		(44,134,107)
Forfeited unvested restricted stock				(445)	(4)	4					—
Adjustment to minority interest from increased ownership in ARLP						(260,715)					(260,715)
Net income	$50,413,807								50,413,807		50,413,807
Net unrealized gain on securities available-for-sale	796,922									796,922	796,922
Unrealized gain on derivative financial instruments	100,112									100,112	100,112

Balance-December 31, 2006	$51,310,841	3,776,069	$37,761	17,388,770	$173,888	$273,037,744	(279,400)	$(7,023,361)	$27,732,489	$2,152,556	$296,111,077

Issuance of common stock				2,700,000	27,000	73,599,068					73,626,068
Issuance of common stock for management incentive fee				590,864	5,909	15,971,516					15,977,425
Deferred compensation				119,101	1,190	(1,190)					—
Stock-based compensation						2,454,957					2,454,957
Distributions — common stock									(46,600,416)		(46,600,416)
Adjustment to minority interest from decreased ownership in ARLP						314,041					314,041
Net income	$84,533,878								84,533,878		84,533,878
Net unrealized loss on securities available-for-sale	(1,018,841)									(1,018,841)	(1,018,841)
Reclass adjustment of net loss on securities available-for-sale realized in net income	98,376									98,376	98,376
Unrealized loss on derivative financial instruments	(30,233,480)									(30,233,480)	(30,233,480)

Balance-December 31, 2007	$53,379,933	3,776,069	$37,761	20,798,735	$207,987	$365,376,136	(279,400)	$(7,023,361)	$65,665,951	$(29,001,389)	$395,263,085

Issuance of common stock for management incentive fee				559,354	5,594	5,970,661					5,976,255
Redemption of operating partnership units for common stock		(3,776,069)	(37,761)	3,776,069	37,761	72,622,686					72,622,686
Deferred compensation				300,740	3,007	(3,007)					—
Forfeit unvested restricted stock				(13,088)	(131)	131					—
Stock-based compensation						3,354,579					3,354,579
Distributions — common stock									(47,375,829)		(47,375,829)
Net loss	$(81,229,844)								(81,229,844)		(81,229,844)
Reclass adjustment of unrealized net loss on securities available- for-sale realized in net loss	1,018,841									1,018,841	1,018,841
Unrealized loss on derivative financial instruments	(68,624,124)									(68,624,124)	(68,624,124)

Balance-December 31, 2008	$(148,835,127)	—	$—	25,421,810	$254,218	$447,321,186	(279,400)	$(7,023,361)	$(62,939,722)	$(96,606,672)	$281,005,649

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2008	2007	2006

Operating activities:
Net (loss) income	$(81,229,844)	$84,533,878	$50,413,807
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	751,859	—	—
Stock-based compensation	3,047,479	2,454,957	2,329,689
Other-than-temporary impairment	17,573,980	—	—
Provision for loan losses	132,000,000	2,500,000	—
Minority interest	4,439,773	16,989,177	11,104,481
Amortization and accretion of interest	853,990	1,587,481	(219,820)
Non-cash incentive compensation to manager — related party	1,385,918	9,146,905	8,453,489
Loss (earnings) from equity affiliates	2,347,296	(24,150,787)	—
Gain on sale of securities available-for-sale	—	(30,182)	—
Changes in operating assets and liabilities:
Other assets	(86,476,411)	(7,018,970)	(6,336,004)
Prepaid management fee — related party	(4,100,000)	(14,460,587)	—
Deferred income taxes	—	(2,200,000)	—
Deferred revenue	—	77,123,133	—
Other liabilities	62,999,714	12,475,857	(212,413)
Deferred origination fees	(219,303)	48,899	(471,814)
Due to related party	(2,971,372)	688,620	32,956

Net cash provided by operating activities	$50,403,079	$159,688,381	$65,094,371

Investing activities:
Loans and investments originated and purchased, net	(401,391,738)	(1,926,833,770)	(1,449,405,924)
Payoffs and paydowns of loans and investments	679,855,282	1,336,775,919	704,467,014
Due to borrowers	14,064,697	2,198,611	5,375,940
Purchases of securities available-for-sale	—	(16,715,584)	—
Purchases of securities held-to-maturity	(58,062,500)	—	—
Investment in real estate, net	(1,231,577)	—	—
Prepayments on securities available-for-sale	—	3,358,184	7,897,845
Proceeds from sales of securities available-for-sale	—	18,792,594	—
Contributions to equity affiliates	(3,000,000)	(24,455,557)	(7,282,707)
Distributions from equity affiliates	931,941	51,250,063	—

Net cash provided by/(used in) investing activities	$231,166,105	$(555,629,540)	$(738,947,832)

Financing activities:
Proceeds from notes payable and repurchase agreements	269,996,534	807,615,891	702,024,038
Payoffs and paydowns of notes payable and repurchase agreements	(531,931,575)	(456,939,223)	(770,627,202)
Proceeds from notes payable — related party	4,200,000	—	—
Proceeds from collateralized debt obligations	56,000,000	72,200,000	803,750,000
Payoffs and paydowns of collateralized debt obligations	(54,720,000)	(12,720,000)	(11,540,000)
Change in restricted cash	45,916,972	(54,364,043)	(49,275,786)
Payments on margin calls related to repurchase agreements	(4,845,810)	—	—
Proceeds from issuance of junior subordinated notes	—	53,093,000	67,014,000
Payments on swaps to hedge counterparties	(175,190,000)	(41,840,000)	—
Receipts on swaps to hedge counterparties	140,550,000	29,980,000	—
Proceeds from issuance of common stock	—	74,655,000	—
Offering expenses paid	—	(1,001,795)	—
Purchases of treasury stock	—	—	(7,023,361)
Issuance of ARSR preferred stock	—	—	116,000
Distributions paid to minority interest	(4,682,326)	(9,289,130)	(9,704,497)
Distributions paid on common stock	(47,375,829)	(46,600,416)	(44,134,107)
Payment of deferred financing costs	(874,650)	(4,385,441)	(18,416,076)

Net cash (used in)/provided by financing activities	$(302,956,684)	$410,403,843	$662,183,009

Net (decrease)/increase in cash	$(21,387,500)	$14,462,684	$(11,670,452)
Cash and cash equivalents at beginning of period	22,219,541	7,756,857	19,427,309

Cash and cash equivalents at end of period	$832,041	$22,219,541	$7,756,857

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW — (Continued)

	For the Year Ended December 31,
	2008	2007	2006

Supplemental cash flow information:
Cash used to pay interest, net of capitalized interest	$116,916,357	$151,577,313	$85,650,217

Cash used to pay taxes	$86,214	$19,032,748	$93,732

Supplemental schedule of non-cash investing and financing activities:
Collateral on swaps to hedge counterparties	$3,500,000	$—	$—

Investment in equity affiliates	$—	$6,856,960	$—

Acquisition of real estate, net	$45,247,417	$—	$—

Assumption of mortgage note payable	$41,440,000	$—	$—

Redemption of operating partnership units for common stock	$72,622,686	$—	$—

Issuance of common stock for management incentive fee	$5,976,255	$15,977,425	$6,280,213

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 — Description of Business / Form of Ownership

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT - taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT - taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At December 31, 2008, the Company had $425.3 million remaining under the previously mentioned shelf registration.

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

The Company had 25,142,410 shares outstanding at December 31, 2008 and 20,519,335 shares outstanding at December 31, 2007.

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

Certain prior year amounts have been reclassified to conform to current period presentation. Stock based compensation was disclosed in the Company’s Consolidated Statement of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees in the current year presentation and which have been disclosed as a separate line item in prior year’s presentation. Provision for income taxes was disclosed as a separate line item in the Company’s Consolidated Statement of Operations in the current year presentation and which have been disclosed as part of selling and administrative expense in prior year’s presentation.

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principals in the United States (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant.

Restricted Cash

At December 31, 2008 and 2007, the Company had restricted cash of $93.2 million and $139.1 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 7 — “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter end.

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

In accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the Company also assesses certain of its held-to-maturity securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, written down to its fair value against earnings. On a quarterly basis, the Company reviews these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The Company calculates a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $130.5 million at December 31, 2008 relating to ten loans with an aggregate carrying value, before reserves, of approximately $443.2 million. At December 31, 2007, the Company had an allowance for loan losses of $2.5 million relating to two loans with an aggregate carrying value, before reserves, of approximately $58.5 million.

Capitalized Interest

The Company capitalizes interest in accordance with SFAS No. 58 “Capitalization of Interest Costs in Financial Statements that Include Investments Accounted for by the Equity Method.” This statement amended SFAS No. 34 “Capitalization of Interest Costs” (“SFAS 34”) to include investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During 2007 the joint venture sold both of the acquired properties and the Company discontinued the capitalization of interest on its remaining investment in the joint venture as activities required under SFAS 34 ceased to continue. During the years ended December 31, 2007 and 2006, the Company capitalized $0.3 million and $0.9 million, respectively of interest relating to this investment. The Company did not capitalize interest during the year ended December 31, 2008.

Revenue Recognition

Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising at the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $1.0 million, $30.0 million and $13.2 million of interest on such loans and investments, respectively. These amounts represent interest collected in accordance with the contractual agreement with the borrower.

Property operating income — Property operating income represents operating income associated with the operations of an office building recorded as real estate owned, net. For the year ended December 31, 2008, the Company recorded approximately $3.2 million of property operating income relating to the Company’s real estate owned. There was no property operating income in 2007 or 2006.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Other income — Other income represents fees received for loan structuring and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.

Gain or Loss on Sale of Loans and Real Estate

For the sale of loans and real estate, recognition occurs when all the incidence of ownership passes to the buyer.

Income or Losses from Equity Affiliates

The Company invests in joint ventures that are formed to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. The Company records its share of the net income and losses from the underlying properties on a single line item in the consolidated statement of operations as income from equity affiliates.

Stock Based Compensation

The Company records stock-based compensation expense at the grant date fair value of the related stock-based award in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, (“SFAS 123R”). The Company measures the compensation costs for these shares as of the date of the grant, with subsequent re-measurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (“FIN 28”), and SFAS 123R. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s common stock whether or not they are vested. Stock based compensation was disclosed in the Company’s Consolidated statement of operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

Income Taxes

The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial results.

Other Comprehensive Income / (Loss)

SFAS No. 130 “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Instruments and Hedging Activities,” net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At December 31, 2008, accumulated other comprehensive loss was $96.6 million and consisted of net unrealized losses on derivatives designated as cash flow hedges. There were no unrealized losses related to available-for-sale securities at December 31, 2008 as a result of $17.6 million of other-than-temporary impairment charges recognized during the year ended December 31, 2008. At December 31, 2007, accumulated other comprehensive loss was $29.0 million and consisted of $1.0 million in unrealized losses related to available for sale securities and $28.0 million of unrealized losses on derivatives designated as cash flow hedges.

Earnings (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount.

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

The Company has evaluated its loans and investments, mortgage related securities and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. In addition, the Company has evaluated its investments in collateralized debt obligation securities and has determined that the issuing entities are considered VIEs under the provisions of FIN 46, but has determined that the Company is not the primary beneficiary. As of December 31, 2008, the Company has identified 45 loans and investments which were made to entities determined to be VIEs.

For the 45 VIEs identified, the Company has determined that it is not the primary beneficiary, and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as loans or investments in equity affiliates, as appropriate.

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

Recently Issued Accounting Pronouncements

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring and nonrecurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have an impact on the Company’s Consolidated Financial Statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments, and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and elected not to treat any of its financial assets or liabilities under the fair value option. The adoption of SFAS 159 did not have an impact on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

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

FSP FAS 140-3 — In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) unless certain criteria are met. If the criteria are not met, the linked transaction would be recorded as a net investment, likely as a derivative, instead of recording the purchased financial asset on a gross basis along with a repurchase financing. FSP FAS 140-3 applies to reporting periods beginning after November 15, 2008 and is only applied prospectively to transactions that occur on or after the adoption date. The Company does not currently expect the adoption of FSP FAS 140-3 to have a material effect on the Company’s Consolidated Financial Statements.

FSP FAS 140-4 and FIN 46(R)-8 — In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 (“FSP FAS 140-4 and FIN 46(R)-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” which increases disclosure requirements for public companies and is effective for reporting periods that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about a transferor’s continuing involvement with transferred financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The adoption of FSP FAS 140-4 and FIN 46(R)-8 relates to disclosure only and did not have an impact on the Company’s Consolidated Financial Statements.

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

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations” and requires a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires acquisition costs to be expensed as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS 141(R) applies prospectively to business

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of SFAS 141(R) will have an impact on the Company’s Consolidated Financial Statements.

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
December 31, 2008

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

Note 3 —	Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at December 31, 2008.

					Wtd. Avg.
					Remaining
	December 31,	Percent of	Loan	Wtd. Avg	Months to
	2008	Total	Count	Pay Rate	Maturity

Bridge loans	$1,441,846,251	62%	58	6.22%	16.9
Mezzanine loans	364,937,818	16%	42	7.03%	32.7
Junior participation loans	298,278,363	13%	16	6.60%	48.0
Preferred equity investments	205,247,126	9%	18	4.05%	99.5
Other	12,418,110	nm	2	8.73%	101.0

	2,322,727,668	100%	136	6.22%	31.1

Unearned revenue	(10,544,049)
Allowance for loan losses	(130,500,000)

Loans and investments, net	$2,181,683,619

nm — not meaningful

The following table sets forth the composition of the Company’s loan and investment portfolio at December 31, 2007.

					Wtd. Avg.
					Remaining
	December 31,	Percent of	Loan	Wtd. Avg	Months to
	2007	Total	Count	Pay Rate	Maturity

Bridge loans	$1,646,505,888	63%	65	7.86%	23.7
Mezzanine loans	384,479,759	15%	41	9.23%	34.8
Junior participation loans	340,821,550	13%	19	7.70%	53.4
Preferred equity investments	220,387,959	9%	20	9.42%	74.7
Other	11,400,272	nm	2	7.99%	76.7

	2,603,595,428	100%	147	8.18%	33.8

Unearned revenue	(9,001,498)
Allowance for loan losses	(2,500,000)

Loans and investments, net	$2,592,093,930

nm — not meaningful

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Bridge loans are loans to borrowers who are typically seeking short-term capital to be used in an acquisition of property and are predominantly secured by first mortgage liens on the property.

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

The following transactions represent loans and investments that were satisfied during the year ended December 31, 2008 in which the Company had retained a profits interest in the borrowing entity.

823 Park Avenue

During 2004, the Company originated a $26.5 million mezzanine loan secured by a condominium project in New York City in which the Company also obtained a 20.0% profits interest in the borrowing entity. The Company also originated a $94.0 million bridge loan in 2006 and a $10.0 million mezzanine loan in 2008 to the same borrowing entity. During the six months ended June 30, 2008, the Company received approximately $82.2 million in loan paydowns relating to the $94.0 million bridge loan. In addition, in August 2008, the borrower repaid in full the remaining balances of the three loans. The Company no longer retains a profits interest in the borrowing entity.

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
December 31, 2008

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

During the third quarter of 2008, the Company determined that this $45.0 million loan was impaired, and as a result, the Company established a $1.0 million provision for loan loss related to this property reducing the net carrying value to $44.0 million at December 31, 2008. Additionally, during the fourth quarter of 2008, the Company modified the loan reducing the fixed interest rate from 6.25% to 5.50%, and also required the borrower to fund future interest reserves.

The following transactions represent loans and investments originated by the Company during year ended December 31, 2008 in which the Company retained a profits interest in the borrowing entity.

Windrush Village

At March 31, 2008, the Company had a $13.8 million bridge loan secured by a 210 unit multi-family property located in Tallahassee, Florida that was scheduled to mature in June 2008 and bore interest at LIBOR plus 2.50% with a LIBOR floor of 3.50%. The Company established a $1.5 million provision for loan loss related to this property during the fourth quarter of 2007, reducing the carrying value to $12.3 million at March 31, 2008. In May 2008, the Company received $0.3 million from the borrower plus a $0.3 million note from the borrower payable in 16 monthly installments, reducing the carrying amount to $11.7 million. In May 2008, the property was sold for approximately $11.8 million and the Company provided the purchaser with a $12.8 million loan and investment, of which approximately $11.8 million was funded as of December 31, 2008, with a fixed interest rate of 6.22% and a maturity date in May 2011. The Company also received a 25% equity participation interest in the property. As a result of this transaction, the Company recorded a loss of approximately $1.7 million, of which $1.5 million was charged — off against the allowance for loan losses and approximately $0.2 million was recorded in selling and administrative expenses in the second quarter of 2008.

Concentration of Credit Risk

Loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that the unpaid principal balance related to 34 loans with five unrelated borrowers represented approximately 28% of total assets as of December 31, 2008. At December 31, 2007, the unpaid principal balance related to 29 loans with five unrelated borrowers represented approximately 25% of total assets. As of December 31, 2008 and 2007, the Company had 136 and 147 loans and investments, respectively.

In addition, in 2008 and 2007, no single loan or investment represented 10% of the Company’s total assets. In 2008, 2007 and 2006, the Company generated approximately 7%, 9% and 17%, respectively, of revenue from the Chetrit Group L.L.C.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Geographic Concentration Risk

As of December 31, 2008, 40%, 12%, and 10% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively. As of December 31, 2007, 45%, 11%, and 9% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and California, respectively.

Impaired Loans and Allowance for Loan Losses

The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review during the year, it was determined that ten loans with an aggregate carrying value, before reserves, of $443.2 million were impaired at December 31, 2008. At December 31, 2007, two loans with an aggregate carrying value, before reserves, of $58.5 million were impaired and at December 31, 2006, no impairment had been identified.

The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $132.0 million provision for loan losses as of December 31, 2008. At December 31, 2007, the Company recording a $2.5 million provision for loan losses and at December 31, 2006, no valuation allowance had been established.

A summary of the changes in the allowance for loan losses is as follows:

For the Twelve
Months Ended
December 31, 2008

Allowance at beginning of the period	$2,500,000
Provision for loan losses	132,000,000
Charge-offs	(2,500,000)
Charge-off related to real estate owned, net	(1,500,000)

Allowance at end of the period	$130,500,000

The Company has a $115.2 million preferred equity investment in the Extended Stay Hotel portfolio. The Company applied $2.4 million of cash dividends received from this investment in the fourth quarter against the carrying value reducing it to $112.8 million. The Company also recorded a loan loss reserve of $83.0 million during the fourth quarter of 2008, reducing the carrying value to $29.8 million as of December 31, 2008. The Company will continue to apply all future cash payments received from this investment against the outstanding principal balance.

The Company also has a $70.3 million bridge loan on a land development project in New York City located at 303 East 51st Street. This loan had an initial maturity date of May 2008 with one six-month extension option and an interest rate of LIBOR plus 4.25% with a Libor floor of 5.32%. On March 15, 2008, there was a tragic construction accident related to the development of this project and a stop work order has been issued by the city for an undeterminable amount of time. As a result, effective April 1, 2008, the Company will not record interest income on this loan until it is received. The property did not sustain significant damage. On May 1, 2008, the Company entered into agreements with the borrower, pursuant to which the Company received a $0.5 million cash payment which was applied to interest and agreed to defer mortgage payments until July 1, 2008. In addition, the borrower acknowledged the Company’s right to directly receive and apply insurance proceeds as they may be received. During the second quarter of 2008, the Company received $0.1 million in insurance proceeds which was recorded as interest income. In July 2008, the Company elected to begin the foreclosure process on the entity that owns the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

property. During the fourth quarter of 2008, the Company recorded a $15.0 million loan loss reserve against this asset reducing the carrying value to $55.3 million as of December 31, 2008.

During the fourth quarter of 2007, the Company established a $1.0 million loan loss reserve related to a $45.0 million loan and investment on the Lake in the Woods property. In the first quarter of 2008, the property was sold and as a result of the transaction, the Company charged-off $1.0 million against the allowance for loan losses and incurred an additional loss of $0.2 million, which was recorded in selling and administrative expenses and the Company provided the new sponsor with a $45.0 million first mortgage loan. As of December 31, 2008, the Company has established a $1.0 million reserve on the $45.0 million loan provided to the new sponsor. See the Lake in the Woods discussion above for further details on the transaction.

During the fourth quarter of 2007, the Company established a $1.5 million loan loss reserve related to a $13.8 million bridge loan on Windrush Village property. In the second quarter of 2008, the property was sold and as a result of the transaction, the Company charged-off $1.5 million against the allowance for loan losses and incurred an additional loss of $0.2 million, which was recorded in selling and administrative expenses and was related to additional costs incurred. See the Windrush Village discussion above for further details on the transaction.

At December 31, 2007, the Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property with a maturity date of June 2012. As a result, during the second quarter, the Company recorded this investment on its balance sheet as real estate owned at fair value which included the Company’s $3.5 million carrying value of the loan, recorded the $41.4 million first lien in mortgage notes payable and recorded a net loss for the period of approximately $19,000 which was recorded in selling and administrative expenses and depreciation and amortization. For the year ended December 31, 2008, the Company recorded property operating income of $3.2 million, property operating expenses of $3.0 million and depreciation and amortization of $0.8 million. At December 31, 2008, this investment’s balance sheet was comprised of land of $6.2 million, building and leasehold improvements net of depreciation of $41.1 million, cash of $0.3 million, other assets of $0.8 million, mortgage note payable of $41.4 million, and other liabilities of $1.2 million.

As of December 31, 2008, four loans with a net carrying value of approximately $113.0 million, net of related loan loss reserves of $20.5 million, were classified as non-performing. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. There were no non-performing loans at December 31, 2007 and an $8.5 million loan at December 31, 2006 that was non-performing and for which income recognition had been suspended.

Note 4 —	Available-For-Sale Securities

The following is a summary of the Company’s available-for-sale securities at December 31, 2008.

		Other-Than-
		Temporary	Unrealized	Estimated
	Amortized Cost	Impairment	Loss	Fair Value

Common equity securities	$16,715,584	$(16,186,480)	$—	$529,104

Total available-for-sale securities	$16,715,584	$(16,186,480)	$—	$529,104

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The following is a summary of the Company’s available-for-sale securities at December 31, 2007.

		Other-Than-
		Temporary	Unrealized	Estimated
	Amortized Cost	Impairment	Loss	Fair Value

Common equity securities	$16,715,584	$—	$(1,018,841)	$15,696,743

Total available-for-sale securities	$16,715,584	$—	$(1,018,841)	$15,696,743

During 2007, the Company purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $0.5 million and $15.7 million, at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, these securities have been in an unrealized loss position for less than twelve months. GAAP requires that these securities be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Management closely monitors market conditions on which it bases such decisions. The Company believes that based on recent market events and the unfavorable prospects for near-term recovery of value, there is a lack of evidence to support the conclusion that the fair value decline is temporary. Therefore, the Company has concluded that these securities are other-than-temporarily impaired under GAAP and has recorded $16.2 million of impairment charges to the consolidated statement of operations during the year ended December 31, 2008. No such impairment charge was recorded in 2007.

The Company had a margin loan agreement with a financial institution related to the purchases of these securities. In July 2008, the margin loan was repaid in full.

These securities are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). As of December 31, 2008, all losses in fair value to date have been recorded as other-than- temporary impairments, and therefore have been recognized in earnings. The cumulative amount of other comprehensive loss related to unrealized losses on these securities as of December 31, 2007 was $1.0 million.

Note 5 —	Securities Held-To-Maturity

The following is a summary of the Company’s securities held-to-maturity at December 31, 2008.

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Value	Gain	Loss	Fair Value

Collateralized debt obligation bonds	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

Total securities held-to-maturity	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

The following is a summary of the underlying credit rating of the Company’s securities held-to-maturity at December 31, 2008.

	Amortized	Percent
Rating(1)	Cost	of Total

AAA	$41,097,282	69%
AA+	7,659,013	13%
AA-	9,488,053	16%
BB+	1,387,500	2%

	$59,631,848	100%

(1)	Based on the rating published by Standard & Poor’s for each security.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

During the second quarter of 2008, the Company purchased $82.7 million of investment grade commercial real estate (“CRE”) collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. This discount is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the year ended December 31, 2008, the Company accreted approximately $1.6 million of this discount into interest income, representing accretion on approximately $21.0 million of the total discount. During the third quarter of 2008, the Company determined that it will no longer accrete into income a $3.6 million discount related to the Company’s $1.4 million BBB rated bond, which was downgraded to BB+ in the fourth quarter of 2008. These securities bear interest at a weighted average spread of 40 basis points over LIBOR, have a weighted average stated maturity of 37.7 years but have an estimated average remaining life of 5.8 years due to the maturities of the underlying assets. For the period ended December 31, 2008, the average yield on these securities based on their face values was 6.41%, including the accretion of discount. The Company did not have any securities held-to-maturity at December 31, 2007.

Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. GAAP accounting standards require that held to maturity securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, the rating of the security, as well as the Company’s intent and ability to hold its CDO bond investments to maturity. As of December 31, 2008, the Company’s CDO bond investments were in an unrealized loss position, as the Company’s carrying value was in excess of their market value. However, these securities have been in an unrealized loss position for less than nine months. Based on this analysis, the Company expects to fully recover the carrying value of these investments and has concluded that with exception of one $1.4 million bond, these investments are not other-than-temporarily impaired as of December 31, 2008. During the fourth quarter of 2008, the Company determined that one BB+ rated bond, with a amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s financial statements.

In addition, during the second quarter of 2008, the Company entered into a repurchase agreement with a financial institution for the purpose of financing five of the CDO bond securities with a face value of $75.0 million. During 2008, the Company paid approximately $4.8 million of margin calls related to certain assets financed in this facility, due to a decrease in values associated with a change in market interest rate spreads. At December 31, 2008, current borrowings totaled approximately $8.2 million on a portion of two CDO bonds representing 36% of the face value of these securities.

Note 6 —	Investment in Equity Affiliates

As of December 31, 2008 and 2007, the Company had approximately $29.3 million and $29.6 million of investments in equity affiliates, respectively, which are described below.

			Outstanding Loan
			Balance to Equity
	Investment in Equity Affiliates at		Affiliates at
	December 31,	December 31,	December 31,
Equity Affiliates	2008	2007	2008

930 Flushing & 80 Evergreen	$491,975	$700,724	$24,656,910
450 West 33rd Street	1,136,960	1,136,960	50,000,000
1107 Broadway	5,720,000	5,720,000	—
1133 York Ave	—	7,693	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

			Outstanding Loan
			Balance to Equity
	Investment in Equity Affiliates at		Affiliates at
	December 31,	December 31,	December 31,
Equity Affiliates	2008	2007	2008

Alpine Meadows	10,157,018	13,219,813	30,500,000
St. John’s Development	3,500,000	500,000	25,000,000
Issuance of Junior Subordinated Notes	8,305,000	8,305,000	—

Total	$29,310,953	$29,590,190	$130,156,910

The Company accounts for the 450 West 33rd Street investment under the cost method of accounting and the remaining investments under the equity method.

930 Flushing & 80 Evergreen

In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture, which owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. As of December 31, 2007, the Company contributed an additional $1.2 million to this joint venture.

The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively. The $4.8 million bridge loan was extended for two one-year periods and had a maturity of October 2008. During the second quarter of 2008, $4.8 million was received by the Company for the repayment in full of the bridge loan on the 80 Evergreen property from refinance proceeds of the borrower. In addition, in August 2005, the joint venture refinanced one of these properties with a $25 million amortizing bridge loan that the Company provided which matures in August 2010 with a fixed rate of 6.45% and has an outstanding principal balance of $24.7 million at December 31, 2008. Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million, which was recorded as a return of capital in 2005. In addition, during 2008, the Company recorded $0.2 million as a return of capital from its equity investment on a capital contribution made in 2007. As a result, the Company had a $0.5 million investment as of December 31, 2008.

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
December 31, 2008

estimated period of seven years. The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt.

In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which matures in July 2009 and bears interest at LIBOR plus 4.35%. The outstanding balance on this loan was $50.0 million at December 31, 2008.

1107 Broadway

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

In October 2007, the partnership sold 50% of its economic interest in the 1107 Broadway property. The partnership was recapitalized with financing of approximately $343 million, of which approximately $203 million was funded with the unfunded portion to be used to develop the property. The Company received net proceeds of approximately $39.0 million from this transaction as a return of invested capital. The investor group, on a pro-rata basis, retains a 50% economic interest in the property, representing approximately $29 million of capital. The Company recorded approximately $2.3 million net, in income before minority interest related to its 20% equity interest, which consisted of $4.8 million as income from equity affiliates and expenses of a $1.8 million provision for income taxes and a $0.7 million incentive management fee paid to the Company’s manager. The Company also recorded a $5.7 million investment in equity affiliate and a net deferred gain of $3.5 million related to its 10% retained interest in the 1107 Broadway property. The partnership is in the process of developing this property into a mix of residential and retail uses.

1133 York Avenue

In October 2004, the Company invested $0.5 million in exchange for an 8.7% non-managing preferred interest in LBREP York Avenue Holdings, LLC, a joint venture that was formed to operate as a real estate business, to acquire, own, manage, develop, and sell real estate assets. In December 2005, the joint venture issued new debt on an existing property. The proceeds were distributed to each of the partners in accordance with the operating agreement of which the Company received $0.5 million which was recorded as a return of the Company’s equity investment. In December 2008, the property was sold, and as a result, the Company received a distribution of approximately $0.4 million, which $7,693 was recorded as a return of capital and approximately $0.4 million was recorded as income net in loss from equity affiliates. In addition, as a result of the sale, the Company no longer has an equity interest in this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Alpine Meadows

In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and the Company will be allocated 65% of the losses. The Company also provided a $30.5 million first mortgage loan that matures in August 2009 and bears interest at pricing over one month LIBOR. The outstanding balance on this loan was $30.5 million at December 31, 2008. For the year ended December 31, 2008, the Company recorded $3.1 million in losses from this equity investment. This amount reflects Arbor’s portion of the joint venture’s losses, including depreciation expense, and was recorded in loss from equity affiliates and as a reduction to the Company’s investment in equity affiliates on the balance sheet. As a result, the Company has a $10.2 million investment as of December 31, 2008.

St. John’s Development

In December 2006, the Company originated a $25.0 million bridge loan with a maturity date in September 2007 with two, three month extensions that bore interest at a fixed rate of 12%. The loan is secured by 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John’s River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. In October 2007, the borrower sold the property to an investor group, in which the Company has a 50% non-controlling interest, for $25.0 million, and assumed the $25.0 million mortgage with a new maturity date of October 2009, and a change in the interest rate to LIBOR plus 6.48%. The Company also contributed $0.5 million to cover other operational costs of acquiring and maintaining the property.

The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year. In addition, the Company made an additional capital contribution of $0.1 million during 2008, and as a result, the Company has a $3.5 million investment as of December 31, 2008. The Company retains a non-controlling 50% equity interest in the property and accounts for this investment under the equity method. No income from the equity interest has been recognized for the year ended December 31, 2008 and 2007.

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
December 31, 2008

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

In June 2008, the Company entered into an agreement (“the agreement”) to transfer its 16.67% interest in POM, at a value of approximately $37 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P.

In connection with the agreement, the Company borrowed from Lightstone Value Plus Real Estate Investment Trust, Inc. approximately $33 million, which is initially secured by its 16.67% interest in POM, has an eight year term, and bears interest at a fixed rate of 4% with payment of the interest deferred until the closing of the transaction. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, the Company will exchange its 16.67% interest in Prime Outlets for approximately $37 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. The $33 million loan will then be secured by the Company’s preferred and common operating partnership units in Lightstone Value Plus REIT L.P. The preferred units will pay a preferred return at a fixed rate of 4.63% and after five years, they may be redeemed by Lightstone Value Plus REIT L.P. for cash at par and the loan would become due upon such redemption. The transaction provides for a tax deferral for an estimated period of five years, subject to certain carve out provisions. In addition, the Company paid an incentive management fee to its manager of approximately $7.3 million related to this transaction during the third quarter of 2008.

During the second quarter of 2008, the Company recorded approximately $33.0 million of cash, $49.5 million of debt related to the proceeds received from the loan secured by the consolidated entity’s 25% interest in POM which was recorded in notes payable, a $16.5 million receivable from the third party member share of the consolidated entity’s 25% interest which was recorded in other assets and a deferred expense related to the incentive management fee of approximately $7.3 million. Upon closing this transaction, which is expected to occur on or before June 26, 2009, the Company estimated that it will record an investment of approximately $55 million for the preferred and common operating partnership units, income of approximately $49 million, minority interest expense of approximately $16 million related to the third party members portion of income recorded, management fee expense of approximately $7.3 million, a deferred gain of approximately $5 million and minority interest due to the third party member of approximately $18 million.

During 2008, the Company recorded interest expense of $1.0 million relating to the consolidated entity’s $49.5 million of debt from the agreement, of which $0.3 million was charged against income allocated to minority

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

interest relating to the third party member’s minority interest share of the interest expense of the consolidated entity on the Company’s consolidated statement of operations.

In the fourth quarter 2008, the Company received a $1.0 million distribution from POM related to its 24.17% equity and profits interest, the result of excess proceeds from the operations of the business. Of the distribution received by the Company, $1.0 million was recorded as interest income, representing the distribution received from the 25% profits interest, $0.3 million was recorded as minority interest expense relating to a third party member’s 8.33% minority interest share of the profits interest and $0.3 million was recorded as income netted in loss from equity affiliates, representing the portion received from the Company’s 7.5% equity interest. In accordance with the agreement, $0.7 million of the distribution relating to the 16.67% profits interest was used to pay down a portion of the $33 million debt. In addition, the $0.7 million will reduce the value of the Company’s interest when exchanged for preferred and common operating partnership units at closing, thereby reducing the Company’s future gain.

As a result of the $1.0 million of interest expense and $1.0 million of interest income recorded in 2008 from the consolidated entity that hold the 25% profits interest in POM, the Company recorded $(10,981) of minority interest in consolidated entity on the Company’s consolidated balance sheet at December 31, 2008.

Condensed Combined Financial Statements

The condensed combined balance sheets for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total assets at December 31, 2008 and 2007 are as follows (amounts in thousands):

	December 31,
	2008	2007

Condensed Combined Balance Sheets
Assets:
Cash and cash equivalents	$34,741	$45,699
Real estate assets	1,347,414	1,703,616
Other assets	157,525	192,250

Total assets	$1,539,680	$1,941,565

Liabilities:
Notes payable	$2,003,380	$1,980,929
Other liabilities	65,576	63,597

Total liabilities	2,068,956	2,044,526

Shareholders’ equity Arbor(1)	21,006	20,777
Shareholders’ deficit	(550,282)	(123,738)

Total shareholders’ deficit	(529,276)	(102,961)

Total liabilities and deficit	$1,539,680	$1,941,565

(1)	When combined with $8.3 million of equity relating to the issuance of junior subordinated notes, will equal $29.3 million of investment in equity affiliates, at December 31, 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The condensed combined statements of operations for the unconsolidated investments in equity affiliates that are individually not greater than 10% of total income for the years ended December 31, 2008, 2007 and 2006, are as follows (amounts in thousands):

	For the Year Ended
	2008	2007	2006

Statements of Operations:
Revenue:
Rental income	$186,414	$124,861	$130,073
Reimbursement income	70,651	55,478	54,642
Other income	37,396	33,597	55,557

Total revenues	294,461	213,936	240,272

Expenses:
Operating expenses	138,310	103,737	106,559
Interest expense	97,995	81,776	85,378
Depreciation and amortization	55,303	41,755	37,458
Other expenses	6,206	39,727	383

Total expenses	297,814	266,995	229,778

Net (loss) income	$(3,353)	$(53,059)	$10,494

Issuance of Junior Subordinated Notes

In 2007, the Company invested $1.6 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $53.1 million of junior subordinate notes. In 2006, the Company invested $2.0 million for 100% of the common shares of two affiliate entities of the Company which were formed to facilitate the issuance of $67.0 million of junior subordinate notes. In 2005, the Company invested $4.7 million for 100% of the common shares of five affiliate entities of the Company which were formed to facilitate the issuance of $155.9 million of junior subordinate notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on three-month LIBOR. The financing terms of these junior subordinate notes are presented in the notes payable table of Note 7. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 9.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Repurchase Agreements

The following table outlines borrowings under the Company’s repurchase agreements as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Debt Carrying	Collateral Carrying	Debt Carrying	Collateral Carrying
	Value	Value	Value	Value

Repurchase agreement, Nomura Credit and Capital, Inc., $100 million committed line, expired December 2007 and repaid in February 2008, interest is variable based on one-month LIBOR; the weighted average note rate was 7.10%	$—	$—	$23,321,740	$38,000,000
Repurchase agreement, financial institution, $200 million committed line, expiration October 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 1.50% and 6.03%, respectively	36,961,289	49,547,947	165,571,254	241,547,947
Repurchase agreement, financial institution, $100 million committed line, expiration June 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 3.07% and 6.66%, respectively	15,554,000	19,240,188	56,044,935	70,103,865
Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three-month LIBOR; the weighted average note rate was 2.48%	8,212,500	12,089,904	—	—

Total repurchase agreements	$60,727,789	$80,878,039	$244,937,929	$349,651,812

The Company’s $100.0 million master repurchase agreement with Nomura Credit and Capital, Inc. expired in December 2007. The Company exercised its right under the repurchase agreement to extend the repayment date until June 2008. This facility was repaid in its entirety in February 2008.

The Company has a $200.0 million repurchase agreement with a financial institution, effective October 2006, which was amended in December 2007 to increase the committed amount of the facility to $200.0 million from $150.0 million. The agreement has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At December 31, 2008, the aggregate outstanding balance in this facility was approximately $37.0 million.

The Company has a $100.0 million repurchase agreement that bears interest at pricing over LIBOR and had a maturity date of September 2008. In January 2008, the Company was notified that no further advances could be taken under this facility. The facility matured in September 2008 and, under the terms of the repurchase agreement, the facility was to be paid in its entirety by December 2008. In December 2008, the Company amended this facility

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

extending the maturity to June 2009. The amendment also includes an increase in interest rate pricing over LIBOR to 250 basis points, a paydown of $3.1 million by January 31, 2009 and full repayment of the facility by June 2009. At December 31, 2008, the aggregate outstanding balance under this facility was $15.6 million. In addition, at January 31, 2009, the aggregate outstanding balance under this facility was $7.4 million.

In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility has a two year term from the effective date of the agreement and bears interest at pricing over LIBOR. During the year ended December 31, 2008, the Company paid down approximately $4.8 million of this debt as a result of margin calls related to certain assets financed in this facility, due to a decrease in values associated with a change in the market interest rate spreads. At December 31, 2008, the aggregate outstanding balance in this facility was approximately $8.2 million.

In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statement of operations. These transactions may not qualify as a purchase by the Company under FSP FAS 140-3 which is effective for fiscal years beginning after November 15, 2008. The Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the statement of operations when certain criteria to treat these transactions not as part of the same arrangements (linked transactions) are not met. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. However, FSP FAS 140-3 applies to prospective transactions occurring on or after the adoption date. See Note 2 — “Summary of Significant Accounting Polices — Recently Issued Accounting Pronouncements” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 5.25% and 8.58%, respectively	$27,070,000	$27,070,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.32% and 8.31%, respectively	25,780,000	25,780,000
Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.42% and 7.42%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.85% and 8.23%, respectively	25,774,000	25,774,000
Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.85% and 7.76%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.93% and 7.93%, respectively	51,550,000	51,550,000
Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.86% and 7.85%, respectively	15,464,000	15,464,000
Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.22% and 7.24%, respectively	14,433,000	14,433,000
Junior subordinated notes, maturity April 2037, unsecured, face amount of $38.7 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.22% and 7.23%, respectively	38,660,000	38,660,000

Total junior subordinated notes	$276,055,000	$276,055,000

The junior subordinated notes are unsecured, have an initial maturity of 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. In connection with the issuance of these variable rate junior subordinated notes, the Company entered into various interest rate swap agreements. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to these derivatives.

The outstanding balance under these facilities was $276.1 million at both December 31, 2008 and December 31, 2007. The current weighted average note rate was 7.21% at December 31, 2008 and 7.84% December 31, 2007. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Term credit agreement, Wachovia Bank, National Association, $473 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 3.34% and 6.87%, respectively	$280,182,244	$476,593,594	$412,095,278	$768,814,515
Revolving credit agreement, Wachovia Bank, National Association, $100 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 3.08% and 6.89%, respectively	64,834,510	101,260,891	6,759,220	26,127,598
Term credit agreement, Wachovia Bank, National Association, $69 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 2.98% and 7.36%, respectively	32,948,717	29,604,167	66,500,000	115,000,000
Bridge loan warehouse, financial institution, $70 million committed line, expiration October 2009, interest rate variable based on Prime or LIBOR, the weighted average note rate was 5.15% and 6.51%, respectively	43,762,001	53,828,592	62,897,875	93,050,000
Working capital facility, Wachovia Bank, National Association; $45 million committed line, expiration June 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 5.51% and 6.96%, respectively	41,907,965	—	47,907,965	—
Note payable from investment in equity affiliates, $49.5 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	48,500,000	—	—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

	December 31, 2008		December 31, 2007
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	5,000,000	5,000,000	—	—
Junior loan participation, maturity May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	—	—

Total notes payable	$518,435,437	$667,587,244	$596,160,338	$1,002,992,113

In November 2007, the Company entered in two new credit agreements with Wachovia which replaced two of the Company’s existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia.

The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment. The facility has a commitment period of two years with a one year auto extension feature, subject to certain criteria, to November 2010, bears interest at pricing over LIBOR, and has eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $473.0 million term loan component has repayment provisions which include reducing the outstanding balance to $300.0 million by December 31, 2008. The outstanding balance under the term component of this facility was $280.2 million at December 31, 2008. The $100.0 million revolving commitment is used to finance new investments and can be increased with lender approval to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. The outstanding balance under the revolving component of this facility was $64.8 million at December 31, 2008.

The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension option to November 2010 and bears interest at pricing over LIBOR. This agreement includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. The Company has also pledged its 24.2% equity interest in POM as part of this agreement. In the second and third year of this term facility, the Company is required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any. In connection with the POM transaction in July 2008, the Company agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction, decreasing the outstanding balance to $41.6 million at July 31, 2008. In addition, 16.7% of the Company’s 24.2% equity interest in POM was released as collateral in conjunction with this paydown. See Note 6 — “Investment in Equity Affiliates” for further details. The outstanding balance under the term component of this facility was $32.9 million at December 31, 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The Company has a $90 million bridge loan warehouse agreement which had a maturity of October 2008. In October 2008, this facility was amended to extend the maturity date to October 2009. The amendment also includes an increase in interest rate pricing over LIBOR of approximately 135 basis points on all new additions to the facility and a reduction of the committed amount to $70 million. At December 31, 2008, the aggregate outstanding balance under this facility was $43.8 million.

The Company’s $60.0 million working capital facility with Wachovia Bank, National Association (“Wachovia”) expired in June 2008. In July 2008, the facility was extended for one year to June 2009 and was amended to a $45 million facility. In addition, the amendment includes required quarterly paydowns of $3.0 million beginning October 1, 2008 and an interest rate increase from 210 basis points over Libor to a rate of 500 basis points over Libor. At December 31, 2008, the aggregate outstanding balance under this facility was $41.9 million.

During the second quarter of 2008, the Company recorded a $49.5 million note payable related to the POM equity kicker transaction. The note is initially secured by the Company’s 16.67% interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. See Note 6 — “Investment in Equity Affiliates” for further details. At December 31, 2008, the outstanding balance of this note was $48.5 million.

The Company has three junior loan participations with a total outstanding balance at December 31, 2008 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans.

Mortgage Note Payable

During the second quarter of 2008, the Company recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and was recorded in mortgage note payable. See Note 3 — “Loans and Investments” for further details. The outstanding balance of this mortgage was $41.4 million at December 31, 2008.

Note Payable — Related Party

During the fourth quarter of 2008, the Company borrowed $4.2 million from the Company’s manager, ACM. At December 31, 2008, the Company had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Collateralized Debt Obligations

The following table outlines borrowings under the Company’s collateralized debt obligations as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	Debt	Debt
	Carrying	Carrying
	Value	Value

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest rate variable based on three-month LIBOR; the weighted average note rate was 2.41% and 5.48%, respectively	$275,319,000	$283,319,000
CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.03% and 5.58%, respectively	343,270,000	347,990,000
CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.65% and 5.12%, respectively	533,700,000	519,700,000

Total CDOs	$1,152,289,000	$1,151,009,000

On January 19, 2005, the Company completed its first collateralized debt obligation issuing to third party investors four tranches of investment grade collateralized debt obligations, (“CDO I”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (“the Issuer”). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade rated notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. CDO I may be replenished with substitute collateral for loans that are repaid during the first four years of CDO I, effective April 2009. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO I. Proceeds from CDO I are distributed quarterly with approximately $2.0 million being paid to investors as a reduction of their capital invested. Subsequent to the replenishment date, investor capital will be repaid quarterly from proceeds received from loan repayments. Proceeds of $8.0 million were distributed and recorded as a reduction of the CDO liability in both 2008 and 2007. The outstanding note balance for CDO I was $275.3 and $283.3 million at December 31, 2008 and 2007, respectively.

On January 11, 2006, the Company completed its second collateralized debt obligation issuing to third party investors nine tranches of investment grade collateralized debt obligations, (“CDO II”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). At inception, the Issuer II held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475.0 million, which serve as collateral for CDO II. The Issuer II issued investment grade rated notes with an initial principal amount of approximately $356.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. Proceeds from CDO

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested. Proceeds of $4.7 million were distributed and recorded as a reduction of the CDO II liability during 2008 and 2007, respectively. The outstanding note balance for CDO II was $343.3 million and $348.0 million at December 31, 2008 and 2007, respectively.

On December 14, 2006, the Company completed its third collateralized debt obligation issuing to third party investors 10 tranches of investment grade collateralized debt obligations, (“CDO III”), through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. (“the Issuer III”). At inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade rated notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The 10 investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO III may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO III. The outstanding note balance for CDO III was $533.7 million and $519.7 million at December 31, 2008 and 2007, respectively.

CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding revolving note facility for CDO III was $86.2 million at December 31, 2008 and $72.2 million at December 31, 2007.

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

Debt Covenants

Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity, debt-to-equity ratios and fixed and senior fixed charge coverage ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum liquidity requirement with three financial institutions at December 31, 2008. The Company is required to have a minimum unrestricted cash and cash equivalents total balance ranging from $5.0 million to $15.0 million, depending on the financial institution. The Company has obtained waivers of these covenants for December 31, 2008 from all three financial institutions and expects to be in compliance with these covenant calculations in future periods.

The Company’s CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of December 31, 2008. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The Company has the ability to cure covenant breaches which would resume normal residual payments to the Company by purchasing non-performing loans out of the CDOs.

Note 8 —	Minority Interest

On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as minority interest and initially entitled ACM to a 28% interest in ARLP. ACM’s minority interest in ARLP was represented by operating partnership units and was adjusted at the end of each reporting period to an amount equal to ACM’s ownership percentage of ARLP’s net equity. In April 2004, the Company issued 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. In May 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. In addition, the Company issued 2,700,000 common shares in a public offering in June 2007.

At December 31, 2007, minority interest in the Company’s operating partnership was $72.9 million reflecting ACM’s 15.5% limited partnership interest in ARLP. In June 2008, ACM exercised its right to redeem its 3,776,069 operating partnership units (“OP units”) in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in the Company and the balance of minority interest were reduced to zero as of June 30, 2008. In accordance with EITF 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts,” the redemption of the minority interest in exchange for the Company’s common stock was recorded at book value and recorded directly to equity in additional paid-in capital. In addition, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation, up to 21.9% of the Company’s outstanding common stock.

Minority interest in a consolidated entity on the Company’s consolidated balance sheet as of December 31, 2008 was ($10,981), representing a third party’s interest in the equity of a consolidated subsidiary which has a note payable that accrues interest at a fixed rate of 4.00%. This note payable is related to the POM transaction discussed in Note 6 — “Investment in Equity Affiliates”. During 2008, the Company recorded a $10,981 loss allocated to this minority interest holder, which was net in income allocated to minority interest on the Company’s consolidated statement of operations.

Note 9 —	Variable Interest Entities

FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Company has used significant judgment and assumptions in evaluating its loans and investments, mortgage-related securities and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. In addition, the Company has evaluated its investments in collateralized debt obligation securities and has determined that the issuing entities are considered VIEs under the provisions of FIN 46, but has determined that the Company is not the primary beneficiary. As of December 31, 2008, the Company has identified 45 loans and investments which were made to entities determined to be VIEs. See Note 3 — “Loans and Investments”, Note 5 — “Securities Held-To-Maturity” and Note 6 — “Investment in Equity Affiliates” for further details.

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

The following is a summary of the identified VIEs as of December 31, 2008:

	Origination	Carrying
Type	Date	Amount(1)	Property	Location

Loan and investment	Dec-03	$51,136,960	Office	New York
Loan	Aug-05	17,050,000	Office	New York
Loan	Jan-06	1,700,000	Multifamily	New York
Loan	Mar-06	10,000,000	Office	Pennsylvania
Loan	Jun-06	104,803,143	Land	California
Loan	Aug-06	5,364,471	Multifamily	Indiana
Loan	Aug-06	7,000,000	Office	Texas
Loan	Sep-06	2,800,000	Office	Rhode Island
Loan	Oct-06	1,461,992	Multifamily	South Carolina
Loan	Oct-06	2,199,012	Multifamily	North Carolina
Loan	May-08	11,810,899	Multifamily	Florida
Loan	Dec-06	33,100,000	Multifamily	Maryland
Loan	Dec-06	63,885,000	Multifamily	New York
Loan	Jan-07	4,123,934	Multifamily	Texas
Loan	Mar-07	1,960,000	Office	South Carolina
Loan	Mar-07	67,000,000	Office	New York
Loan	Apr-08	5,693,981	Multifamily	Indiana
Loan	Feb-07	64,428,626	Multifamily	Florida
Loan	Mar-07	2,000,000	Multifamily	Florida
Loan	Mar-07	6,547,020	Multifamily	Indiana
Loan	Mar-07	3,707,839	Hotel	Arizona
Loan	Mar-07	45,000,000	Multifamily	Michigan
Loan	Jun-07	116,938,543	Hotel	Various
Loan	Jun-07	10,178,584	Office	Florida
Loan	Jun-07	27,510,000	Multifamily	Arizona
Loan	Jul-07	10,938,092	Multifamily	Texas
Loan	Jul-07	9,471,765	Multifamily	Texas
Loan	Jul-07	4,654,941	Multifamily	Texas
Loan	Jul-07	24,907,721	Hotel	California
Loan	Nov-07	4,509,994	Land	Hawaii
Loan	Feb-08	56,800,000	Multifamily	California
Loan	Jul-08	27,500,000	Multifamily	Maryland
Investment	Apr-08	19,453,409	CDO bond	N/A
Investment	May-08	17,147,066	CDO bond	N/A
Investment	May-08	8,634,610	CDO bond	N/A
Investment	May-08	13,009,263	CDO bond	N/A

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

	Origination	Carrying
Type	Date	Amount(1)	Property	Location

Investment	Dec-05	1,550,000	Junior subordinated notes(2)	N/A
Investment	May-06	1,550,000	Junior subordinated notes(2)	N/A
Investment	Mar-05	820,000	Junior subordinated notes(2)	N/A
Investment	Apr-05	780,000	Junior subordinated notes(2)	N/A
Investment	Apr-05	774,000	Junior subordinated notes(2)	N/A
Investment	Jun-05	774,000	Junior subordinated notes(2)	N/A
Investment	Jun-06	464,000	Junior subordinated notes(2)	N/A
Investment	Apr-07	433,000	Junior subordinated notes(2)	N/A
Investment	Apr-07	1,160,000	Junior subordinated notes(2)	N/A

(1)	The Company’s maximum exposure to loss would not exceed the carrying amount of its investment. At December 31, 2008, $251.6 million of loans to variable interest entities had corresponding loan loss reserves of approximately $99.5 million. See Note 3 — “Loans and Investments” for further details.

(2)	These entities that issued the junior subordinated notes are VIEs. It is not appropriate to consolidate these entities under the provisions of FIN 46 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

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

Note 10 —	Derivative Financial Instruments

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The following is a summary of the derivative financial instruments held by the Company as of December 31, 2008 and 2007: (Dollars in Thousands)

	Notional Value			Fair Value
Designation\	December 31,	December 31,	Expiration	December 31,	December 31,
Cash Flow	2008	2007	Date	2008	2007

Non-Qualifying	$1,303,631	$1,303,631	2009-2015	$7,193	$2,543

Qualifying	$926,428	$776,232	2010-2017	$(98,162)	$(29,872)

The fair value of Non-Qualifying Hedges was $7.2 million and $2.5 million as of December 31, 2008 and December 31, 2007, respectively, and is recorded in other assets in the Consolidated Balance Sheet. For the year ended December 31, 2008 the change in fair value of the Non-Qualifying Swaps was $4.7 million. For the year ended December 31, 2007 the change in fair value of the Non-Qualifying Swaps was $1.0 million comprised of a $1.7 million increase in fair value relating to current Non-Qualifying hedges, offset by a $0.7 million decrease relating to the termination of a Non Qualifying Swap in January 2007. For the year ended December 31, 2008 and 2007, $4.7 million and $1.7 million, respectively, was recorded as a reduction to interest expense in the Consolidated Statement of Operations.

The fair value of Qualifying Cash Flow Hedges as of December 31, 2008 and December 31, 2007 was ($98.2) million and ($29.9) million, respectively, and was recorded in other liabilities and the change in other comprehensive loss in the Consolidated Balance Sheet. As of December 31, 2008, the Company expects to reclassify approximately ($30.7) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

In June 2005, the Company entered into an interest rate swap agreement on one of its junior subordinated notes relating to one of its series of Trust Preferred securities (“Trust Preferred swap”) that was accounted for as a cash flow hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the Trust Preferred swap as a hedge, which allowed the Company to assume no ineffectiveness in this transaction as long as critical terms did not change. During 2006, the Company concluded that the Trust Preferred swap did not qualify for this method in prior periods. The presence of an interest deferral feature in the Trust Preferred security, in retrospect, violated short-cut method criteria. Hedge accounting under SFAS 133 is not allowed retrospectively because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made to the hedged item and resulted in the reclassification of approximately $0.7 million of the cumulative fair value of the Trust Preferred swap in the balance sheet to income from swap derivative in the statement of operations during 2006. This was a result of a change in accounting treatment according to a technical clarification of accounting for interest rate swaps on Trust Preferred securities during 2006. As of December 31, 2006, the Company re-evaluated the overall effectiveness of this swap, as required under SFAS 133, and determined it does not qualify as a cash flow hedge. During the fourth quarter of 2006, the Company recorded a $14,575 decrease in the market value of this swap in the statement of operations and this swap was terminated in January 2007.

During 2007 and 2006, the Company terminated interest rate swap derivatives having combined notional values of $181.7 million and $25.9 million, respectively. As of December 31, 2008 and December 31, 2007, respectively, $1.6 million and $1.9 million of cumulative unrealized hedging gains on terminated swaps were deferred through other comprehensive (loss) / income. Gains and losses on terminated interest rate swaps are being accreted to income over the original life of the related interest rate swap agreement as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company recorded $0.3 million as a reduction to interest expense related to the accretion of these gains for the years ended December 31, 2008, 2007 and 2006. The Company expects to accrete approximately $0.3 million of this deferred income to earnings over the next twelve months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of December 31, 2008 and December 31, 2007 of ($96.6) million and ($28.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of ($98.2) million and ($29.9) million, respectively, and deferred gains on termination of interest swaps of $1.6 million and $1.9 million, respectively. The remaining portion included in other comprehensive loss as of December 31, 2007 is related to the Company’s available-for-sale securities as discussed in Note 4 — “Available-For-Sale Securities” of these Consolidated Financial Statements.

Note 11 —	Commitments and Contingencies

As of December 31, 2008, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Notes payable(2)	$463,635	$1,300	$5,000	$—	$48,500	$—	$518,435
Collateralized debt obligations(3)	96,284	29,152	200,397	826,456	—	—	1,152,289
Repurchase agreements	52,515	8,213	—	—	—	—	60,728
Trust preferred securities	—	—	—	—	—	276,055	276,055
Mortgage note payable	—	—	—	41,440	—	—	41,440
Note payable - related party	4,200	—	—	—	—	—	4,200
Outstanding unfunded commitments(4)	38,783	25,185	10,344	1,101	389	670	76,472

Totals	$655,417	$63,850	$215,741	$868,997	$48,889	$276,725	$2,129,619

(1)	Represents amounts due based on contractual maturities.

(2)	The maturity date for the $473.0 million committed Wachovia term and $100.0 million committed revolving facilities do not include their one year auto extension features. The $69.0 million term loan does not include its one year extension option.

(3)	Comprised of $275.3 million of CDO I debt, $343.7 million of CDO II debt and $533.7 million of CDO III debt with a weighted average remaining maturity of 2.07, 3.10 and 3.54 years, respectively, as of December 31, 2008.

(4)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $76.5 million as of December 31, 2008, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $76.5 million outstanding balance at December 31, 2008, the Company’s restricted cash balance contained approximately $26.8 million of cash held to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.

Litigation

The Company currently is neither subject to any material adverse litigation nor, to management’s knowledge, is any material adverse litigation currently threatened against the company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

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

In June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were simultaneously redeemed and cancelled by the Company. At December 31, 2008, the Company had no preferred shares or OP units outstanding.

Common Stock

The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

The Company paid its incentive compensation management fee to ACM in a combination of cash and shares of common stock during 2008. The following table presents the number of shares of common stock issued by the Company during 2008 for the portion of its incentive compensation management fee paid in common stock:

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

In June 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At December 31, 2008, the Company had $425.3 million available under this shelf registration.

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

During the year ended December 31, 2008, the Company issued 300,740 shares of restricted common stock under its stock incentive plan and 13,088 shares of unvested restricted common stock were forfeited. The Company had 25,142,410 and 20,519,335 shares of common stock outstanding at December 31, 2008 and 2007, respectively.

Deferred Compensation

The Company has a stock incentive plan, under which the board of directors has the authority to issue shares of stock to certain directors, officers, and employees of the Company and ACM. Under the 2003 Stock Incentive Plan (the “Plan”) as amended in 2005, 685,000 shares of common stock were reserved for issuance pursuant to restricted stock awards. In May 2008, the Company’s shareholders approved an amendment to the Plan to authorize an additional 400,000 shares of the Company’s common stock reserved for issuance under the Plan. As of December 31, 2008, unvested share based compensation consisted of 341,397 shares of restricted stock with an unamortized value of $2.8 million. Subject to vesting provisions, these costs will be recognized as expense over the next few years. The Company had 189,430 unvested shares of restricted stock at December 31, 2007.

In April 2008, the Company issued an aggregate of 230,740 shares of restricted common stock under the Plan of which 216,740 shares were awarded to certain employees of the Company and ACM and 14,000 shares were issued to non-management members of the board of directors. One fifth of the 216,740 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, the second one-fifth will vest in April 2009, the third one-fifth will vest in April 2010, the fourth one-fifth will vest in April 2011, and the remaining one-fifth will vest in April 2012. One third of the 14,000 shares of restricted stock granted to each director was vested as of the date of grant, another one third will vest in April 2009, and the remaining third will vest in April 2010.

In June 2008, the Company issued an aggregate of 70,000 shares of restricted common stock under the Plan to certain employees of the Company and ACM. One third of the 70,000 shares of restricted stock granted to each of the employees of the Company and ACM were vested as of the date of grant, another one third will vest in June 2009, and the remaining third will vest in June 2010.

During 2008, 13,088 shares of unvested restricted common stock were forfeited and as of December 31, 2008, the Company had 376,843 shares available for issuance pursuant to restricted stock awards under the Plan.

Dividends paid on the restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2008, 2007 and 2006, compensation expense related to this plan totaled $3.0 million, $2.5 million and $2.3 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Such amounts appear on the Company’s Consolidated Statement of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

Note 13 —	Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted earnings per share is calculated by dividing net income adjusted for income allocated to minority interest in the operating partnership by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are ARLP’s operating partnership units and the potential settlement of incentive management fees in common stock.

During the first six months of 2008, ACM, the manager of the Company, earned incentive management fees totaling $10.2 million, of which $7.3 million was prepaid relating to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008. Based on the terms of the management agreement, ACM elected to be paid its incentive management fees partially in cash totaling $5.6 million and partially in common shares totaling 472,582, all of which were issued in 2008. In addition, in June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. For the full year December 31, 2008, these common stock equivalents were considered anti-dilutive and excluded from diluted earnings per share, as periods with a net loss cannot be diluted.

In 2007, ACM earned incentive management fees totaling $40.8 million. Based on the terms of the management agreement, ACM elected to be paid its incentive management fees partially in cash totaling $27.1 million and partially in common shares totaling 556,631 of which 86,772 were issued in 2008.

In 2006, ACM earned incentive management fees totaling $10.2 million. Based on the terms of the management agreement, ACM elected to be paid its 2006 incentive management fees partially in cash totaling $1.7 million and partially in common shares totaling 306,764, of which 121,005 were issued in 2007.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) earnings per share computations for the years ended December 31, 2008, 2007, and 2006, respectively.

	For the Year Ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net (loss) income	$(81,229,844)	$(81,229,844)	$84,533,878	$84,533,878	$50,413,807	$50,413,807
Add: income allocated to minority interest	—	—	—	16,989,177	—	11,104,481

(Loss) earnings allocable to common stock	$(81,229,844)	$(81,229,844)	$84,533,878	$101,523,055	$50,413,807	$61,518,288

Weighted average number of common shares outstanding	22,916,648	22,916,648	19,022,616	19,022,616	17,161,346	17,161,346
Weighted average number of operating partnership units	—	—	—	3,776,069	—	3,776,069
Dilutive effect of incentive management fee shares	—	—	—	71,474	—	64,389

Total weighted average common shares outstanding	22,916,648	22,916,648	19,022,616	22,870,159	17,161,346	21,001,804

(Loss) earnings per common share	$(3.54)	$(3.54)	$4.44	$4.44	$2.94	$2.93

Note 14 —	Related Party Transactions

At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. See Note 16 — “Management Agreement” for further details.

Due to related party was $1.0 million at December 31, 2008 and consisted of $0.8 million of base management fees and $0.2 million of unearned fees due to ACM that were remitted by the Company in February 2009. Due to related party was $2.4 million at December 31, 2007 and consisted of $3.2 million of management fees that were due to ACM and remitted in February 2008, which was partially offset by $0.8 million of extension and filing fees received by ACM which were remitted to the Company in January 2008.

At December 31, 2008, the Company had outstanding borrowings from ACM totaling $4.2 million. In January 2009, the loan was repaid in full. See note 7 — “Debt Obligations” for further details.

In 2008, ACM purchased from third party investors, investment grade CDO notes issued by subsidiaries of the Company, with an aggregate face value of $20.4 million for $8.2 million.

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

At December 31, 2006, the Company had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

2007. The Company provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from the original loan for the year ended December 31, 2007 and 2006, was approximately $0.1 million and $0.7 million, respectively.

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

In June 2007, the Company provided a $0.6 million mezzanine loan for the development of a 38 unit rental apartment complex in Connecticut that matures in July 2012 and bears interest at a fixed rate of 7.97%. The first mortgage loan was originated by ACM. The borrower was delinquent, and, in October 2007, ACM purchased the $0.6 million loan from the Company at par including all accrued and unpaid interest.

ACM has a 50% non-controlling interest in an entity, which owns 15% of a real estate holding company that owns and operates a factory outlet center. At December 31, 2008, ACM’s investment in this joint venture was approximately $0.2 million. The Company had a $28.3 million preferred equity investment to this joint venture, which was collateralized by a pledge of the ownership interest in this commercial real estate property. This loan was funded by ACM in September 2005 and was purchased by the Company in March 2006. The loan required monthly interest payments based on one month LIBOR and had a maturity date of September 2007. The loan was repaid in full in November 2006. Interest income recorded from this loan for the year ended December 31, 2006 was approximately $2.7 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The following table presents dividends paid by the Company on its common stock for the years ended December 31, 2008, 2007 and 2006.

			For Tax Purposes
			Dividend Classified					Dividend Classified
			as Ordinary Income			Capital Gain Distribution		as Return of Capital
		Dividend		Dividend			Dividend		Dividend
	Total	Paid		Paid	Qualified		Paid		Paid
	Dividends	Per		Per	Dividend		Per		Per
Year	Paid	Share	Percent	Share	Income(1)	Percent	Share	Percent	Share
	(In thousands)

2008	$47,361	$2.10	99.05%	$2.08	—	0.95%	$0.02	—	—
2007	$46,586	$2.46	94.31%	$2.32	18.10%	5.69%	$0.14	—	—
2006	$44,120	$2.57	77.43%	$1.99	0.50%	—	—	22.57%	$0.58

(1)	Qualified dividend income is eligible for reduced dividend rates.

The Company has also declared and paid distributions of $14,539, $14,500 and $14,143 for the years ended December 31, 2008, 2007 and 2006, respectively, representing the 12.5% return on the preferred shares of its private REIT.

In January 2009, the Board of Directors elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008. The Company decided, based on the continued difficult economic environment, to retain capital for working capital purposes. The Company believes the dividends paid fully satisfy its 2008 REIT distribution requirements.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The Company also pays ACM incentive compensation on a quarterly basis, calculated as (1) 25% of the amount by which (a) ARLP’s funds from operations per unit of partnership interest in ARLP, adjusted for certain gains and losses, exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of the Company’s common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of ARLP’s outstanding partnership units. With respect to all loans and investments originated during the term of the management agreement, the Company has also agreed with ACM that the Company pays ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.

The incentive compensation is measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year. At least 25% of this incentive compensation fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive management fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive compensation fee is accrued as it is earned. In accordance with Issue 4(b) of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31, the Company remeasures the incentive fee expense paid to ACM in shares of the company’s common stock in accordance with the guidance provided by Issue 4(a) of EITF 96-18, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee was adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee was determined. In the event the calculated incentive compensation for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined. In 2008, ACM did not earn an annual incentive compensation fee, and therefore, $2.9 million of installments paid in 2008 were deemed to be an overpayment and are due from ACM. In 2007 and 2006, the full year incentive fee was greater than the sum of the quarterly installments.

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
December 31, 2008

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

The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Year Ended December 31,
Management Fees:	2008	2007	2006

Base	$3,539,854	$3,207,116	$2,638,587
Incentive compensation — expensed	—	21,797,859	10,193,204

Total expensed	$3,539,854	$25,004,975	$12,831,791

Incentive compensation — prepaid	7,292,448	19,047,949	—

Total management fee	$10,832,302	$44,052,924	$12,831,791

For the years ended December 31, 2008, 2007 and 2006 ACM earned $3.5 million, $3.2 million, and $2.6 million, respectively in base management fees, of which approximately $0.8 million, $0.3 million, and $0.2 million was included in due to related party at December 31, 2008, 2007 and 2006, respectively. These amounts were paid in the quarters subsequent to each year end.

Installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. During the first and second quarters of 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was elected by ACM to be paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. In addition, the Company recorded a $7.3 million deferred management fee related to the incentive compensation fee earned from the monetization of the POM equity kicker transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. Upon the closing of this transaction, which is expected to occur on or before June 26, 2009, the Company will recognize the $7.3 million as management fee expense. The $7.3 million incentive compensation fee was elected by ACM to be paid in 355,903 shares of common stock and $4.1 million paid in cash.

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
December 31, 2008

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

Note 17 —	Income Taxes

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Since the Company distributed 100% of its 2008, 2007 and 2006 REIT taxable income, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. Certain assets of the Company that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

The taxable REIT subsidiaries’ provision for income taxes was comprised as follows:

	Year Ended December 31,
	2008	2007	2006

Current tax provision:
Federal	$—	$11,949,193	$105,606
State	—	7,135,807	44,394

Total current tax provision	—	19,085,000	150,000

Deferred tax provision:
Federal	—	(1,380,415)	—
State	—	(819,585)	—

Total deferred tax provision	—	(2,200,000)	—

Total provision	$—	$16,885,000	$150,000

The Company did not record a provision for income taxes related to assets held in taxable REIT subsidiaries for the year ended December 31, 2008.

The taxable REIT subsidiaries’ effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2008	2007	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	6.0	11.3	10.2
Change in valuation allowance	(41.0)	(2.1)	(59.0)
Other	—	(0.6)	0.8

Effective income tax rate	—%	43.6%	(13.0)%

The Company’s effective tax rate for 2008, 2007 and 2006 represents the tax on individual taxable REIT subsidiaries, some of which are in a net income or net loss position that are not combined for tax reporting purposes, but have been aggregated here for financial statement reporting purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The significant components of deferred tax assets were as follows:

	December 31,
	2008	2007

Deferred tax assets:
Expenses not currently deductible	$494,565	$182,496
Net operating loss carryforwards	3,377,198	8,481
Interest in equity affiliates — net	233,121	2,200,000

Deferred tax assets	4,104,884	2,390,977
Valuation allowance	(1,904,884)	(190,977)

Net deferred tax assets	$2,200,000	$2,200,000

Deferred tax assets, net of deferred tax liabilities, are included in other assets in the Consolidated Balance Sheet. At December 31, 2008, the Company has approximately $3.9 million of deferred tax assets consisting of net operating loss carryforwards and expenses not currently deductible. In addition, the Company has approximately $2.2 million of deferred tax assets resulting from the Company’s investment in equity affiliates. The Company’s deferred tax assets are offset in part by approximately $2.0 million of deferred tax liabilities resulting from timing differences relating to our investment in equity affiliates, and a valuation allowance of approximately $1.9 million.

The taxable REIT subsidiaries’ have federal and state net operating loss carryforwards as of December 31, 2008 of approximately $8.2 million, which will expire through 2028. In addition, the taxable REIT subsidiaries’ had federal and state net operating loss carryforwards of approximately $18.7 million as of December 31, 2006, which were completely utilized during 2007. The Company has concluded that it is more likely than not that the net operating losses will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, the Company has established a valuation allowance against these net deferred tax assets.

In accordance with FIN 48, the Company has assessed its tax positions for all open tax years as of January 1, 2007 and concluded the there were no material FIN 48 uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the year ended December 31, 2008, 2007 and 2006.

Note 18 —	Due to Borrowers

Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

Note 19 —	Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2008 and 2007. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Loans and investments, net	$2,181,683,619	$1,886,787,988	$2,592,093,930	$2,615,933,124
Available-for-sale securities	529,104	529,104	15,696,743	15,696,743
Securities held-to-maturity	58,244,348	18,735,000	—	—
Derivative financial instruments	7,192,967	7,192,967	2,543,144	2,543,144
Financial liabilities:
Repurchase agreements	$60,727,789	$58,390,888	$244,937,929	$244,937,929
Collateralized debt obligations	1,152,289,000	324,796,811	1,151,009,000	1,053,105,030
Junior subordinated notes to subsidiary trust issuing preferred securities	276,055,000	66,061,690	276,055,000	214,377,868
Notes payable	518,435,437	499,254,876	596,160,338	596,160,338
Note payable — related party	4,200,000	4,177,373	—	—
Mortgage note payable	41,440,000	40,893,904	—	—
Derivative financial instruments	98,161,523	98,161,523	29,871,505	29,871,505

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument:

Loans and investments, net:  Fair values of loans and investments are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

Available-for-sale securities:  Fair values are approximated based on current observed prices received from markets that trade such securities.

Securities held-to-maturity:  Fair values are approximated on current market quotes received from financial sources that trade such securities and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Derivative financial instruments:  Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet. In accordance with SFAS 157, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.

Repurchase agreements and notes payable:  Fair values are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that for

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

financing with similar characteristics and credit quality. Due to their reasonably short-term nature, the differences between fair values and carrying values were relatively small.

Collateralized debt obligations:  Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

Junior subordinated notes to subsidiary trust issuing preferred securities:  Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

Note 20 —	Fair Value Measurements

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2008.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities(1)	$529,104	$529,104	$529,104	$—	$—
Derivative financial instruments	7,192,967	7,192,967	—	7,192,967	—
Financial liabilities:
Derivative financial instruments	98,161,523	98,161,523	—	98,161,523	—

(1)	During the year ended December 31, 2008, the Company’s available-for-sale securities were written to their fair value of $0.5 million at December 31, 2008, resulting in the recognition of a $16.2 million impairment that was considered other-than-temporary and included in earnings for the period. Prior to September 2008, changes in the fair market value of the Company’s available-for-sale securities were considered unrealized gains or losses and were recorded as a component of other comprehensive income or loss.

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

Derivative financial instruments:  Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet. In accordance with SFAS 157, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.

The Company measures certain financial assets and financial liabilities at fair value on a nonrecurring basis, including loans and securities held-to-maturity. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2008.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net(1)	$312,672,142	$287,025,109	$—	$—	$287,025,109
Securities-held-to maturity(2)	—	175,000	—	—	175,000

(1)	The Company had an allowance for loan losses of $130.5 million relating to ten loans with an aggregate carrying value, before reserves, of approximately $443.2 million at December 31, 2008.

(2)	During the year ended December 31, 2008, one of the Company’s held-to-maturity securities was written down resulting in the recognition of a $1.4 million impairment that was considered other-than-temporary and included in earnings for the period.

Loan impairment assessments:  Fair values of loans are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company performs evaluations of its loans to determine if the value of the underlying collateral

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses.

Securities held-to-maturity:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

Note 21 —	Summary Quarterly Consolidated Financial Information - Unaudited

The following tables represent summarized quarterly financial data of the Company for the years ended December 31, 2008, 2007 and 2006 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

Net (loss) income shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, in 2006, individual line items vary from such reports due to the presentation of the provision for income taxes as a separate line item in subsequent periods being retroactively reclassified from selling and administrative expense in 2006.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2008:	2008	2008	2008	2008

Total revenue	$47,170,111	$52,862,965	$51,897,793	$55,437,023
Total expenses	155,062,996	48,858,407	37,490,323	40,398,941

(Loss) income before (loss) income from equity affiliates, minority interest and provision for income taxes	(107,892,885)	4,004,558	14,407,470	15,038,082
Loss from equity affiliates	(178,791)	(1,606,505)	(562,000)	—

(Loss) income before minority interest and provision for income taxes	(108,071,676)	2,398,053	13,845,470	15,038,082
Income (loss) allocated to minority interest	166,852	(177,833)	2,117,464	2,333,290

(Loss) income before provision for income taxes	(108,238,528)	2,575,886	11,728,006	12,704,792
Provision for income taxes	—	—	—	—

Net (loss) income	$(108,238,528)	$2,575,886	$11,728,006	$12,704,792

Basic (loss) earnings per common share	$(4.30)	$0.10	$0.56	$0.62

Diluted (loss) earnings per common share	$(4.30)	$0.10	$0.56	$0.62

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2007:	2007	2007	2007	2007

Total revenue	$62,265,956	$70,473,621	$74,817,460	$66,466,823
Total expenses	47,699,677	49,031,590	53,520,204	39,937,928

Income before income from equity affiliates, minority interest and provision for income taxes	14,566,279	21,442,031	21,297,256	26,528,895
Income from equity affiliates	5,407,997	3,139,809	26,025,788	—

Income before minority interest and provision for income taxes	19,974,276	24,581,840	47,323,044	26,528,895
Income allocated to minority interest	2,829,172	3,841,671	6,638,020	3,680,314

Income before provision for income taxes	17,145,104	20,740,169	40,685,024	22,848,581
Provision for income taxes	1,800,000	—	9,000,000	6,085,000

Net income	$15,345,104	$20,740,169	$31,685,024	$16,763,581

Basic earnings per common share	$0.75	$1.02	$1.76	$0.98

Diluted earnings per common share	$0.75	$1.02	$1.75	$0.97

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
For the Year Ended December 31, 2006:	2006	2006	2006	2006

Total revenue	$52,407,466	$41,635,593	$38,897,481	$40,760,018
Total expenses	36,692,520	28,399,730	26,856,059	24,868,253

Income before income from equity affiliates, minority interest and provision for income taxes	15,714,946	13,235,863	12,041,422	15,891,765
Income from equity affiliates	1,875,000	—	—	2,909,292

Income before minority interest and provision for income taxes	17,589,946	13,235,863	12,041,422	18,801,057
Income allocated to minority interest	3,182,794	2,379,607	2,145,270	3,396,810

Income before provision for income taxes	14,407,152	10,856,256	9,896,152	15,404,247
Provision for income taxes	—	—	100,000	50,000

Net income	$14,407,152	$10,856,256	$9,796,152	$15,354,247

Basic earnings per common share	$0.84	$0.63	$0.57	$0.90

Diluted earnings per common share	$0.84	$0.63	$0.57	$0.90

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2008

		Periodic		Interest Pay
		Payment	Maturity	Rate		Face	Carrying
Type	Location	Terms(1)	Date	Index(2)	Prior Liens	Amount	Amount(3)

Bridge Loans:

Bridge loans in excess of 3% of carrying amount of total loans:
Office	NY	IO	Apr-09	LIBOR + 3.50%	$81,250,000	$116,750,000	$116,750,875
Multi-family	NY	IO	Apr-09	LIBOR + 4.00% Floor 2.70%	—	74,000,000	74,000,000

					81,250,000	190,750,000	190,750,875

Bridge loans less than 3% of carrying amount of total loans:
Commercial	Various	IO / PI	2009-2010	LIBOR + 5.50% Fixed 6.45% Floor 0%- 5.32%	—	55,156,910	55,157,927
Condo	NY	IO	2009	LIBOR + 2.84% − 3.00% Floor 2.80% − 5.32%	—	90,174,701	90,206,705
Hotel	Various	IO / PI	2009-2010	LIBOR + 1.16% − 5.30%	55,000,000	208,642,569	192,248,046
Land	Various	IO	2009-2011	LIBOR + 3.50% − 6.48% Floor 5.00% − 5.32% Fixed 8.75% − 12.00%	—	261,451,578	246,431,856
Multi-family	Various	IO	2009-2013	LIBOR + 1.25% − 5.50% Floor 1.43% − 5.57% Fixed 1.10% − 11.40%	—	440,510,765	438,193,833
Office	Various	IO	2009-2016	LIBOR + 1.80% − 4.50% Floor 4.00% − 5.50% Fixed 6.2993% − 7.50%	—	191,324,092	190,793,876
Retail	PA	IO	2009	LIBOR + 4.50%	—	3,835,636	3,835,636

					55,000,000	1,251,096,251	1,216,867,879

Total Bridge Loans					136,250,000	1,441,846,251	1,407,618,754

Mezzanine Loans:

Mezzanine loans less than 3% of carrying amount of total loans:
Commercial	Various	IO	2010-2011	LIBOR + 3.65% Fixed 8.55%	239,990,335	47,297,088	47,301,647
Condo	CA	IO	2009	Fixed 9.00%	104,900,939	15,106,958	12,106,958
Hotel	Various	IO	2009	LIBOR + 2.50% − 3.50%	570,000,000	30,000,000	29,916,846
Land	CA	IO	2011	—	94,803,144	10,000,000	10,000,000
Multi-family	Various	IO / PI	2009-2017	LIBOR + 2.0% − 10.0% Floor 0% − 5.50% Fixed 6.0% − 16.0%	1,879,725,519	153,180,034	138,171,510
Office	Various	IO / PI	2009-2017	LIBOR + 3.25% − 5.45% Fixed 9.33% − 10.50%	1,376,752,628	106,603,738	106,436,987
Retail	KY	IO	2009	LIBOR + 7.00%	14,669,634	2,750,000	2,750,000

Total Mezzanine Loans					4,280,842,199	364,937,818	346,683,948

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2008

		Periodic
		Payment	Maturity	Interest Pay Rate		Face	Carrying
Type	Location	Terms(1)	Date	Index(2)	Prior Liens	Amount	Amount(3)

Junior Participations:
Junior participation loans in excess of 3% of carrying amount of total loans:
Office	NY	IO	Mar-17	Fixed 7.58%	1,072,000,000	67,000,000	67,049,940
Junior participation loans less than 3% of carrying amount of total loans:
Commercial	CT	PI	2010	Fixed 7.89%	—	3,570,984	3,597,985
Hotel	Various	IO / PI	2009-2017	LIBOR + 3.74% − 3.99% Floor 3.95% Fixed 9.35%	166,822,230	38,707,839	38,532,839
Multi-family	Various	IO	2010-2014	LIBOR + 3.00% Fixed 5.00% − 10.04%	492,351,004	93,649,540	93,632,619
Office	Various	IO	2009-2016	LIBOR + 2.33% − 3.00% Fixed 5.32% − 12.80%	1,193,050,000	95,350,000	89,680,708

Total Junior Participations					2,924,223,234	298,278,363	292,494,091

Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans:
Hotel	Various	IO	2017	Fixed 10.00%	7,395,455,540	112,604,167	29,757,261
Multi-family	Various	IO	2011-2017	LIBOR + 3.75% − 6.00% Floor 0% − 5.32% Fixed 6.22% − 11.40%	2,254,055,435	80,142,959	80,211,446
Office	NY	IO	2015	LIBOR + 5.00% Floor 4.25%	121,500,000	12,500,000	12,500,000

Total Preferred Equity Loans					9,771,010,975	205,247,126	122,468,707

Other Loans:
All other loans less than 3% of carrying amount of total loans:
Commercial	NY	IO	2017	LIBOR + 3.50% Fixed 25.00%	—	12,418,110	12,418,119

Total Other Loans					—	12,418,115	12,418,115

Total Loans					$17,112,326,408	$2,322,727,668	$2,181,683,619

(1)	IO = Interest Only, PI = Principal and Interest.

(2)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(3)	The carrying amounts, excluding the allowance for loan losses of $130.5 million, approximated the federal income tax basis.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2008

The following table reconciles the Company’s loans and investments carrying amounts for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006

Balance at beginning of year	$2,592,093,930	$2,001,277,102	$1,254,575,444
Additions during period:
New loan originations	290,763,795	2,007,838,793	1,458,153,387
Funding of unfunded loan commitments(1)	125,431,745	183,090,231	99,403,188
Accretion of unearned revenue	3,333,929	4,207,915	4,536,713
Deductions during period:
Loan payoffs	(512,419,785)	(1,211,825,279)	(694,679,234)
Loan partial payoffs	(169,935,497)	(124,950,640)	(9,787,780)
Provision for loan losses	(132,000,000)	(2,500,000)	—
Loans converted to real estate owned	(5,000,000)	—	—
Loan charge-offs	4,000,000	—	—
Unfunded loan commitments(1)	(9,708,019)	(263,477,563)	(107,821,883)
Unearned revenue	(4,876,479)	(1,566,629)	(3,102,733)

Balance at end of year	$2,181,683,619	$2,592,093,930	$2,001,277,102

(1)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

We have audited Arbor Realty Trust, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 9, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2009 Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” in the 2009 Proxy Statement is incorporated herein by reference.

The information regarding our audit committee under the caption “Audit Committee” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the section captioned “Executive Compensation” of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in the section captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	and (c) Financial Statements and Schedules.

See the “Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries” included in Item 8 of this report.

(b)	Exhibits.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Arbor or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Arbor may be found elsewhere in this report and Arbor’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number	Description

3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.*
10.1	Amended and Restated Management Agreement, dated January 18, 2005, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.†
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004).**

Exhibit
Number	Description

10.8	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan. ‡‡
10.9	Form of Restricted Stock Agreement.*
10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.11	Form of Indemnification Agreement.*
10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation.*
10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.***
10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC.*
10.15	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein.†
10.16	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.†
10.17	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡
10.18	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡‡
10.19	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC.†
10.20	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡
10.21	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association.◆
10.22	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC.◆
10.23	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association.◆
10.24	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors.◆◆
10.25	Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent.◆◆◆

Exhibit
Number	Description

10.26	Second Amendment, dated June 18, 2008, to the Amended and Restated Management Agreement by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.❖
10.27	Amendment No. 2, dated March 20, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan.❖
10.28	Amendment No. 3, dated May 21, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan.❖
10.29	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC.❖❖
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

◆	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

◆◆	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

◆◆◆	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2008.

❖❖	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Arbor or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Arbor may be found elsewhere in this report and Arbor’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2009.

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman
Name:     Ivan Kaufman

Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2009

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial Officer)	March 9, 2009

/s/ John Bishar John Bishar	Director	March 9, 2009

/s/ Archie R. Dykes Archie R. Dykes	Director	March 9, 2009

/s/ Karen Edwards Karen Edwards	Director	March 9, 2009

/s/ William Helmreich William Helmreich	Director	March 9, 2009

/s/ Walter K. Horn Walter K. Horn	Director	March 9, 2009

/s/ C. Michael Kojaian C. Michael Kojaian	Director	March 9, 2009

/s/ Melvin F. Lazar Melvin F. Lazar	Director	March 9, 2009

/s/ Joseph Martello Joseph Martello	Director	March 9, 2009

/s/ Kyle Permut Kyle Permut	Director	March 9, 2009