Form 10-Q
period 2009-03-31
ARBOR REALTY TRUST INC
filed 2009-05-11
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(516) 506-4200
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 25,387,410 outstanding (excluding 279,400 shares held in the treasury) as of May 11, 2009.

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

CAUTIONARY STATEMENTS
     The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.
     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ending December 31, 2008. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ending December 31, 2008.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets:
Cash and cash equivalents	$14,212,369	$832,041
Restricted cash	82,967,024	93,219,133
Loans and investments, net	2,066,769,327	2,181,683,619
Available-for-sale securities, at fair value	293,946	529,104
Securities held-to-maturity, net	57,887,120	58,244,348
Investment in equity affiliates	87,120,326	29,310,953
Real estate owned, net	45,752,603	46,478,994
Due from related party	15,639,345	2,933,344
Prepaid management fee — related party	26,340,397	26,340,397
Other assets	98,771,914	139,664,556

Total assets	$2,495,754,371	$2,579,236,489

Liabilities and Equity:
Repurchase agreements	$46,148,296	$60,727,789
Collateralized debt obligations	1,125,920,483	1,152,289,000
Junior subordinated notes to subsidiary trust issuing preferred securities	266,680,000	276,055,000
Notes payable	501,436,161	518,435,437
Note payable — related party	—	4,200,000
Mortgage note payable	41,440,000	41,440,000
Due to related party	234,960	993,192
Due to borrowers	29,662,628	32,330,603
Deferred revenue	77,123,133	77,123,133
Other liabilities	120,656,269	134,647,667

Total liabilities	2,209,301,930	2,298,241,821

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,421,810 shares issued, 25,142,410 shares outstanding at March 31, 2009 and December 31, 2008	254,218	254,218
Additional paid-in capital	447,784,318	447,321,186
Treasury stock, at cost - 279,400 shares	(7,023,361)	(7,023,361)
Accumulated deficit	(67,197,038)	(62,939,722)
Accumulated other comprehensive loss	(89,247,870)	(96,606,672)

Total Arbor Realty Trust, Inc. stockholders’ equity	284,570,267	281,005,649

Noncontrolling interest in consolidated entity	1,882,174	(10,981)

Total equity	286,452,441	280,994,668

Total liabilities and equity	$2,495,754,371	$2,579,236,489

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Interest income	$30,500,023	$55,416,330
Property operating income	1,470,796	—
Other income	16,250	20,693

Total revenue	31,987,069	55,437,023

Expenses:
Interest expense	19,150,816	31,304,099
Employee compensation and benefits	2,391,984	1,977,343
Selling and administrative	2,082,342	1,538,066
Property operating expenses	1,331,145	—
Depreciation and amortization	283,022	—
Provision for loan losses	67,500,000	3,000,000
Loss on restructured loans	9,036,914	—
Management fee — related party	722,377	2,579,433

Total expenses	102,498,600	40,398,941

(Loss) income before gain on exchange of profits interest, gain on extinguishment of debt and income from equity affiliates	(70,511,531)	15,038,082
Gain on exchange of profits interest	55,988,411	—
Gain on extinguishment of debt	26,267,033	—
Income from equity affiliates	2,507,134	—

Net income	14,251,047	15,038,082
Net income attributable to noncontrolling interest	18,504,785	2,333,290

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(4,253,738)	$12,704,792

Basic (loss) earnings per common share	$(0.17)	$0.62

Diluted (loss) earnings per common share	$(0.17)	$0.62

Dividends declared per common share	$—	$0.62

Weighted average number of shares of common stock outstanding:
Basic	25,142,410	20,571,780

Diluted	25,142,410	24,403,381

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2009
(Unaudited)

									Total Arbor	Non-
								Accumulated	Realty Trust,	controlling
		Common	Common		Treasury			Other	Inc.	Interest in
	Comprehensive	Stock	Stock	Additional	Stock	Treasury	Accumulated	Comprehensive	Stockholders’	Consolidated
	Income(1)	Shares	Par Value	Paid-in Capital	Shares	Stock	Deficit	Loss	Equity	Entity	Total

Balance — January 1, 2009		25,421,810	$254,218	$447,321,186	(279,400)	$(7,023,361)	$(62,939,722)	$(96,606,672)	$281,005,649	$(10,981)	$280,994,668
Stock-based compensation				463,132					463,132		463,132
Distributions — preferred stock of private REIT							(3,578)		(3,578)		(3,578)
Net (loss) income	$14,251,047						(4,253,738)		(4,253,738)	18,504,785	14,251,047
Distribution to non-controlling interest										(16,611,630)	(16,611,630)
Net unrealized loss on securities available-for-sale	(235,157)							(235,157)	(235,157)		(235,157)
Unrealized gain on derivative financial instrument	7,593,959							7,593,959	7,593,959		7,593,959

Balance — March 31, 2009	$ 21,609,849	25,421,810	$254,218	$447,784,318	(279,400)	$(7,023,361)	$(67,197,038)	$(89,247,870)	$284,570,267	$1,882,174	$286,452,441

(1)  Comprehensive loss for the three months ended March 31, 2008 was $19,565,919.
See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$14,251,047	$15,038,082
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	283,022	—
Stock-based compensation	463,132	581,137
Gain on exchange of profits interest	(55,988,411)	—
Gain on extinguishment of debt	(26,267,033)	—
Provision for loan losses	67,500,000	3,000,000
Loss on restructured loans	9,036,914	—
Amortization and accretion of interest	287,429	493,521
Non-cash incentive compensation to manager — related party	—	837,424
Income from equity affiliates	(2,507,134)	—
Changes in operating assets and liabilities:
Other assets	14,239,509	3,659,032
Other liabilities	267,757	(10,908,986)
Deferred origination fees	(19,083)	132,518
Due to related party	(13,464,233)	95,612

Net cash provided by operating activities	$8,082,916	$12,928,340

Investing activities:
Loans and investments originated and purchased, net	(2,832,878)	(226,267,940)
Payoffs and paydowns of loans and investments	41,817,564	238,656,468
Due to borrowers	(2,667,975)	(6,396,078)
Principal collection on securities held-to-maturity	958,712	—
Distributions from equity affiliates	686,172	125,000

Net cash provided by investing activities	$37,961,595	$6,117,450

Financing activities:
Proceeds from notes payable and repurchase agreements	1,657,709	63,906,967
Payoffs and paydowns of notes payable and repurchase agreements	(28,390,668)	(108,706,193)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	(1,265,625)	—
Payoff of notes payable — related party	(4,200,000)	—
Proceeds from collateralized debt obligations	—	27,000,000
Payoffs and paydowns of collateralized debt obligations	(8,271,212)	(45,180,000)
Change in restricted cash	10,252,109	62,565,822
Payments on swaps to hedge counterparties	(26,450,588)	(51,110,000)
Receipts on swaps from hedge counterparties	24,200,000	38,340,000
Distributions paid to noncontrolling interest	(111,630)	(2,341,163)
Distributions paid on stock	(3,578)	(12,779,404)
Payment of deferred financing costs	(80,700)	—

Net cash used in financing activities	$(32,664,183)	$(28,303,971)

Net increase/(decrease) in cash and cash equivalents	$13,380,328	$(9,258,181)
Cash and cash equivalents at beginning of period	832,041	22,219,541

Cash and cash equivalents at end of period	$14,212,369	$12,961,360

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Supplemental cash flow information:
Cash used to pay interest	$14,788,103	$32,202,467

Cash used to pay taxes	$89,731	$34,664

Supplemental schedule of non-cash financing activities:
Margin calls applied to repurchase agreements	$4,845,810	$—

Partial termination of swap	$5,090,000	$—

Collateral on swaps to hedge counterparties	$—	$3,500,000

Issuance of common stock for management incentive fee	$—	$1,397,889

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
          On July 1, 2003, the Company completed a private equity offering of 1,610,000 units (including an overallotment option), each consisting of five shares of common stock and one warrant to purchase one share of common stock at $75.00 per unit. The Company sold 8,050,000 shares of common stock in the offering. Gross proceeds from the private equity offering totaled $120.2 million. Gross proceeds from the private equity offering combined with the concurrent equity contribution by ACM totaled approximately $164.1 million in equity capital. The Company paid and accrued offering expenses of $10.1 million resulting in Arbor Realty Trust, Inc. stockholders’ equity and noncontrolling interest of $154.0 million as a result of the private placement.
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
          In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At March 31, 2009, the Company had $425.3 million remaining under the previously mentioned shelf registration.
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
          The Company had 25,142,410 shares outstanding at March 31, 2009 and December 31, 2008.
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
          The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures which the Company controls. Entities which the Company does not control and entities which are variable interest entities in which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. Upon adoption of SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51,” noncontrolling interest in consolidated entity is classified in the Company’s Consolidated Balance Sheet in the “Equity” section of the current quarter’s presentation and was disclosed as a separate mezzanine section in prior quarter’s presentation and net (loss) income is split out between noncontrolling interest and Arbor Realty Trust, Inc. and was disclosed as one line in prior quarter’s presentation.
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
          The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
          Cash and Cash Equivalents
          All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
consolidated account balances at each institution periodically exceeds FDIC insurance coverage and the Company believes that this risk is not significant.
          Restricted Cash
          At March 31, 2009 and December 31, 2008, the Company had restricted cash of $83.0 million and $93.2 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 8 — “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter.
          Loans and Investments
          Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) requires that at the time of purchase, the Company designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. The Company does not have any securities designated as trading at this time. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments held to maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings in accordance with SFAS 115. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment. Management closely monitors market conditions on which it bases such decisions.
          In accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” as amended by FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” the Company also assesses certain of its held-to-maturity securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, written down to its fair value against earnings. On a quarterly basis, the Company reviews these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The Company calculates a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.
          In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1 (“FSP EITF 99-20-1”), “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. It also retains and emphasizes the objective of an other-than-temporary impairment assessment and related disclosure in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and requires judgment in assessing the probability of collecting future cash flows. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s Consolidated Financial Statements.
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
March 31, 2009
(Unaudited)
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
          If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $198.0 million relating to 18 loans with an aggregate carrying value, before reserves, of approximately $588.8 million at March 31, 2009 and $130.5 million in allowance for loan losses relating to ten loans with an aggregate carrying value, before reserves, of approximately $443.2 million at December 31, 2008.
          Revenue Recognition
     Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company did not record interest income on such investments for the three months ended March 31, 2009 as compared to $0.3 million for the three months ended March 31, 2008. These amounts represent profits interest received in accordance with the contractual agreement with the borrower.
     Property operating income — Property operating income represents operating income associated with the operations of an office building recorded as real estate owned, net. For the three months ended March 31, 2009, the Company recorded approximately $1.5 million of property operating income relating to the Company’s real estate owned. There was no property operating income for the three months ended March 31, 2008.
     Other income — Other income represents fees received for loan structuring and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          Income or Losses from Equity Affiliates
          The Company invests in joint ventures that are formed to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties on a single line item in the Consolidated Statements of Operations as income from equity affiliates.
          Stock Based Compensation
          The Company records stock-based compensation expense at the grant date fair value of the related stock-based award in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). The Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans” (“FIN 28”), and SFAS 123R. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s common stock whether or not they are vested. Stock based compensation was disclosed in the Company’s Consolidated Statements of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.
          Income Taxes
          The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. The Company did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three months ended March 31, 2009 and 2008. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three months ended March 31, 2009 and 2008.
          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial results.
          Other Comprehensive Income / (Loss)
          SFAS No. 130 “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At March 31, 2009, accumulated other comprehensive loss was $89.2 million and consisted of $89.0 million of net unrealized losses on derivatives designated as cash flow hedges and $0.2 million in net unrealized losses related to available-for-sale securities. See Note 4 — “Available-For-Sale Securities” for further details. At December 31, 2008,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
accumulated other comprehensive loss was $96.6 million and consisted of net unrealized losses on derivatives designated as cash flow hedges.
          Derivatives and Hedging Activities
          The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). SFAS 133, as amended by SFAS 138, requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss in Arbor Realty Trust, Inc. Stockholders’ Equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company relies on quotations from a third party to determine these fair values.
          As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.
          SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”), amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
          In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. Derivatives are used for hedging purposes rather than speculation. See Note 9 — “Derivative Financial Instruments” for further details.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. In addition, the Company has evaluated its investments in collateralized debt obligation securities and has determined that the issuing entities are considered VIEs under the provisions of FIN 46, but has determined that the Company is not the primary beneficiary. As of March 31, 2009, the Company has identified 45 loans and investments which were made to entities determined to be VIEs with an aggregate carrying amount of $862.6 million. These VIE entities had exposure to real estate debt of approximately $3.5 billion at March 31, 2009.
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
          Recently Issued Accounting Pronouncements
          FSP FAS 141(R)-1 — In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 (“FSP FAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 provides guidance on accounting for business combinations. It addresses issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not currently expect the adoption of FSP FAS 141(R)-1 to have a material effect on the Company’s Consolidated Financial Statements.
          FSP FAS 157-4 — In April 2009, the FASB issued FASB Staff Position No. FSP 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement under SFAS 157, “Fair Value Measurement.” FSP FAS 157-4 applies to all fair value measurements prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not currently expect the adoption of FSP FAS 157-4 to have a material effect on the Company’s Consolidated Financial Statements.
          FSP FAS 115-2 and FAS 124-2 — In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when it has occurred. FSP FAS 115-2 and FAS 124-2 applies only to debt securities and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. When adopting FSP FAS 115-2 and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
FAS 124-2, the Company will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The Company does not currently expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material effect on the Company’s Consolidated Financial Statements.
          SAB 111 — In April 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company does not currently expect the adoption of SAB 111 to have a material effect on the Company’s Consolidated Financial Statements.
          FSP FAS 107-1 and APB 28-1 — In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires the Company to disclose in the notes of its interim financial statements as well as its annual financial statements, the fair value of all financial instruments as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Because FSP FAS 107-1 and APB 28-1 impacts disclosure, the Company does not currently expect its adoption to have a material effect on the Company’s Consolidated Financial Statements.
Note 3 — Loans and Investments
          The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated.

					At March 31, 2009		At December 31, 2008
	March 31,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2009	of Total	2008	of Total	Count	Pay Rate	Count	Pay Rate
	(Unaudited)				(Unaudited)
Bridge loans	$1,425,525,613	63%	$1,441,846,251	62%	57	6.02%	58	6.22%
Mezzanine loans	352,214,096	15%	364,937,818	16%	38	6.53%	42	7.03%
Junior participation loans	298,251,583	13%	298,278,363	13%	16	4.95%	16	6.60%
Preferred equity Investments	194,578,304	9%	205,247,126	9%	18	4.27%	18	4.05%
Other	4,136,481	nm	12,418,110	nm	1	—	2	8.73%

	2,274,706,077	100%	2,322,727,668	100%	130	5.80%	136	6.22%

Unearned revenue	(9,936,750)		(10,544,049)

Allowance for loan losses	(198,000,000)		(130,500,000)

Loans and investments, net	$2,066,769,327		$2,181,683,619

nm — not meaningful

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Concentration of Borrower Risk
          The Company is subject to concentration risk in that, as of March 31, 2009, the unpaid principal balance related to 30 loans with five unrelated borrowers represented approximately 27% of total assets. At December 31, 2008 the unpaid principal balance related to 34 loans with five unrelated borrowers represented approximately 28% of total assets. As of March 31, 2009 and December 31, 2008, the Company had 130 and 136 loans and investments, respectively. As of March 31, 2009, 40.2%, 12.4%, and 10.0% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively. As of December 31, 2008, 39.8%, 12.1%, and 9.8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively.
Impaired Loans and Allowance for Loan Losses
          The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at March 31, 2009, it was determined that 18 loans with an aggregate carrying value, before reserves, of $588.8 million were impaired. At December 31, 2008, it was determined that ten loans with an aggregate carrying value, before reserves, of $443.2 million were impaired.
          The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $67.5 million provision for loan losses for the three months ended March 31, 2009. Of the $67.5 million of loan loss reserves recorded during the first quarter of 2009, $20.9 million was on loans that had reserves of $116.5 million at December 31, 2008 and $46.6 million of reserves related to other loans in the Company’s portfolio. The Company recorded a $3.0 million provision for loan losses for the three months ended March 31, 2008.
     A summary of the changes in the allowance for loan losses is as follows:

For the Three
Months Ended
March 31, 2009
Allowance at beginning of the period	$130,500,000
Provision for loan losses	67,500,000
Charge-offs	—

Allowance at end of the period	$198,000,000

          As of March 31, 2009, nine loans with a net carrying value of approximately $198.4 million, net of related loan loss reserves of $86.0 million, were classified as non-performing. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2008, four loans with a net carrying value of approximately $113.0 million, net of related loan loss reserves of $20.5 million, were classified as non-performing for which income recognition had been suspended.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 4 — Available-For-Sale Securities
          The following is a summary of the Company’s available-for-sale securities at March 31, 2009.

		Other-Than-
	Carrying	Temporary	Unrealized	Estimated
	Value	Impairment	Loss	Fair Value
Common equity securities	$529,104	$—	$(235,158)	$293,946

Total available-for-sale securities	$529,104	$—	$(235,158)	$293,946

          The following is a summary of the Company’s available-for-sale securities at December 31, 2008.

		Other-Than-
	Carrying	Temporary	Unrealized	Estimated
	Value	Impairment	Loss	Fair Value
Common equity securities	$16,715,584	$(16,186,480)	$—	$529,104

Total available-for-sale securities	$16,715,584	$(16,186,480)	$—	$529,104

          During 2007, the Company purchased 2,939,465 shares of common stock of CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million which had a fair value of $0.3 million, at March 31, 2009 and a fair value of $0.5 million at December 31, 2008. As of March 31, 2009, these securities have been in an unrealized loss position for more than twelve months. GAAP requires that these securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Management closely monitors market conditions on which it bases such decisions. At December 31, 2008, the Company believed that based on market events and the unfavorable prospects for near term recovery of value, that there was a lack of evidence to support the conclusion that the fair value decline was temporary. Therefore, at December 31, 2008, the Company concluded that these securities were other-than-temporarily impaired under GAAP and recorded a $16.2 million impairment charge to the Consolidated Statements of Operations. No such impairment charge was recorded during the quarter ended March 31, 2009.
          These securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. As of December 31, 2008, all losses in fair value to date were recorded as other-than-temporary impairments, and therefore have been recognized in earnings. The cumulative amount of other comprehensive loss related to unrealized losses on these securities as of March 31, 2009 was $0.2 million.
Note 5 — Securities Held-To-Maturity
          The following is a summary of the Company’s securities held-to-maturity at March 31, 2009.

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment (1)	Value	Gain	Loss	Fair Value
Collateralized debt obligation bonds	$81,741,289	$59,274,620	$(1,387,500)	$57,887,120	$175,000	$(40,502,120)	$17,560,000

Total securities held-to-maturity	$81,741,289	$59,274,620	$(1,387,500)	$57,887,120	$175,000	$(40,502,120)	$17,560,000

(1)	Cumulative total.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          The following is a summary of the Company’s securities held-to-maturity at December 31, 2008.

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Value	Gain	Loss	Fair Value
Collateralized debt obligation bonds	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

Total securities held-to-maturity	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

          The following is a summary of the underlying credit rating of the Company’s securities held-to-maturity at March 31, 2009 and December 31, 2008.

	At March 31, 2009		At December 31, 2008
	Amortized	Percent	Amortized	Percent
Rating (2)	Cost	of Total	Cost	of Total
AAA	$40,508,578	68%	$41,097,282	69%
AA+	7,719,376	13%	7,659,013	13%
AA-	9,659,166	16%	9,488,053	16%
BB+	1,387,500	3%	1,387,500	2%

	$59,274,620	100%	$59,631,848	100%

(2)	Based on the rating published by Standard & Poor’s for each security.
          During the second quarter of 2008, the Company purchased $82.7 million of investment grade commercial real estate (“CRE”) collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. This discount is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three months ended March 31, 2009, the Company accreted approximately $0.6 million of this discount into interest income, representing accretion on approximately $21.0 million of the total discount. These securities bear interest at a weighted average spread of 40 basis points over LIBOR, have a weighted average stated maturity of 37.4 years but have an estimated average remaining life of 5.5 years due to the maturities of the underlying assets. For the three months ended March 31, 2009, the average yield on these securities based on their face values was 4.34%, including the accretion of discount.
          During the first quarter of 2009, the Company received a repayment of principal of $1.0 million on one of the Company’s securities held-to-maturity.
          Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. GAAP accounting standards require that held to maturity securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, the rating of the security, as well as the Company’s intent and ability to hold its CDO bond investments to maturity. As of March 31, 2009, the Company’s CDO bond investments were in an unrealized loss position, as the Company’s carrying value was in excess of their market value. However, these securities have been in an unrealized loss position for less than twelve months. Based on this analysis, the Company expects to fully recover the carrying value of these investments and has concluded that with exception of one $1.4 million bond, these investments are not other-than-temporarily impaired as of March 31, 2009. During the fourth quarter of 2008, the Company determined that one BB+ rated bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          In 2008, the Company entered into a repurchase agreement with a financial institution for the purpose of financing a portion of the Company’s CDO bond securities. In the first quarter of 2009, the Company paid down approximately $1.3 million of this facility as a result of a decrease in values associated with a change in market interest rate spreads. At March 31, 2009 and December 31, 2008, current borrowings totaled approximately $1.9 million and $8.2 million, respectively.
Note 6 — Investment in Equity Affiliates
          The following is a summary of the Company’s investment in equity affiliates at March 31, 2009 and December 31, 2008:

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	March 31,	December 31,	March 31,
Equity Affiliates	2009	2008	2009
930 Flushing & 80 Evergreen	$491,975	$491,975	$24,582,599

450 West 33rd Street	1,136,960	1,136,960	50,000,000

1107 Broadway	5,720,000	5,720,000	—

Alpine Meadows	12,664,152	10,157,018	30,500,000

St. John’s Development	2,813,828	3,500,000	25,000,000

Lightstone Value Plus REIT L.P	55,988,411	—	—

Issuers of Junior Subordinated Notes	8,305,000	8,305,000	—

Total	$87,120,326	$29,310,953	$130,082,599

     The Company accounts for the 450 West 33rd Street investment under the cost method of accounting and the remaining investments under the equity method in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.”
Alpine Meadows
     In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and the Company will be allocated 65% of the losses. The Company also provided a $30.5 million first mortgage loan that matures in August 2009 and bears interest at pricing over one month LIBOR. The outstanding balance on this loan was $30.5 million at March 31, 2009. For the three months ended March 31, 2009, the Company recorded $2.5 million in income from this equity investment. This amount reflects Arbor’s portion of the joint venture’s income, net of depreciation expense, and was recorded in income from equity affiliates and as an increase to the Company’s investment in equity affiliates on the balance sheet. As a result, the Company has a $12.7 million investment as of March 31, 2009.
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
March 31, 2009
(Unaudited)
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
     The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan will be recorded as a return of capital and reduction of the Company’s equity investment. For the three months ended March 31, 2009, the Company recorded $0.7 million of such interest, and as a result, has a $2.8 million investment as of March 31, 2009. The Company retains a non-controlling 50% equity interest in the property and accounts for this investment under the equity method. No income from the equity interest has been recognized for the three months ended March 31, 2009 and March 31, 2008.
Lightstone Value Plus REIT L.P. / Prime Outlets
     In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in Prime Outlets Member, LLC (“POM”), which owns 15% of a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounts for this investment under the equity method. Additionally, the Company owned a 16.67% carried profits interest through a consolidated entity which had a 25% interest in POM with a third party member owning the remaining 8.33%.
     In June 2008, the Company entered into an agreement (“the agreement”) to transfer its 16.67% interest in POM, at a value of approximately $37.2 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P.
     In connection with the agreement, the Company borrowed from Lightstone Value Plus Real Estate Investment Trust, Inc. approximately $33 million, which was initially secured by its 16.67% interest in POM, has an eight year term, and bears interest at a fixed rate of 4% with payment of the interest deferred until the closing of the transaction. In addition, the Company paid an incentive management fee to its manager of approximately $7.3 million related to this transaction during the third quarter of 2008. As a result, during the second quarter of 2008, the Company recorded approximately $33.0 million of cash, $49.5 million of debt related to the proceeds received from the loan secured by the consolidated entity’s 25% interest in POM which was recorded in notes payable, a $16.5 million receivable from the third party member share of the consolidated entity’s 25% interest which was recorded in other assets and a deferred expense related to the incentive management fee of approximately $7.3 million.
     In the fourth quarter 2008, the Company received a $1.0 million distribution from POM related to its 24.17% equity and profits interest, the result of excess proceeds from the operations of the business. Of the distribution received by the Company, $1.0 million was recorded as interest income, representing the distribution received from the 25% profits interest, $0.3 million was recorded as net income attributable to noncontrolling interest relating to a third party member’s 8.33% noncontrolling interest share of the profits interest and $0.3 million was recorded as income netted in loss from equity affiliates, representing the portion received from the Company’s 7.5% equity interest. In accordance with the agreement, $0.7 million of the distribution relating to the 16.67% profits interest was used to pay down a portion of the $33 million debt and will reduce the value of the Company’s interest when exchanged for preferred and common operating partnership units at closing, thereby reducing the Company’s future gain.
     In March 2009, the Company exchanged its 16.67% interest in Prime Outlets for approximately $37.3 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. and the $33.4 million loan is now secured by Arbor’s preferred and common operating partnership units. In June 2013, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4%. The Company retained its 7.5% equity interest in POM.
          Through the consolidated entity that owned the 16.67%, the Company recorded in its first quarter 2009 financial statements an investment of approximately $56.0 million for the preferred and common operating partnership units, gain on exchange of profits interest of approximately $56.0 million, net income attributable to noncontrolling interest of approximately $18.7 million related to the third party members portion of income recorded, noncontrolling interest due to the third party member of approximately $2.1 million and a reduction of a $16.5 million receivable from the third party member which was previously recorded in other assets. In accordance with APB 29, “Accounting for Nonmonetary Transactions” as amended by FAS 153, “Exchanges of Nonmonetary Assets an Amendment of APB Option No. 29,” the gain of $56.0 million reflects the fair value of the investment in preferred and operating partnership units received in exchange for the 16.67% profits interest. The Company’s profits interest had no cost basis at the time of the exchange.
          In addition, the Company prepaid approximately $7.3 million in incentive management fees to its manager in 2008 related to this transaction. In accordance with the management agreement, installments of the annual incentive fee are subject to potential reconciliation at the end of the 2009 fiscal year.
Note 7 — Real Estate Owned, Net
          In 2008, the Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its balance sheet as real estate owned, net at fair value which included the Company’s $3.5 million carrying value of the loan and $41.4 million first lien in mortgage notes payable. For the three months ended March 31, 2009, the Company recorded property operating income of $1.5 million, property operating expenses of $1.3 million and depreciation and amortization of $0.3 million to earnings. At March 31, 2009, this investment’s balance sheet was comprised of land of $6.2 million, building and leasehold improvements net of depreciation of $41.1 million, cash of $0.4 million, other assets of $0.9 million, mortgage note payable of $41.4 million, and other liabilities of $1.3 million.
Note 8 — Debt Obligations
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
Repurchase Agreements
          The following table outlines borrowings under the Company’s repurchase agreements as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Repurchase agreement, financial institution, $200 million committed line, expiration October 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 1.57% and 1.50%, respectively	$36,961,289	$49,547,947	$36,961,289	$49,547,947

Repurchase agreement, financial institution, $100 million committed line, expiration June 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 4.84% and 3.07%, respectively	7,310,000	9,123,938	15,554,000	19,240,188

Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three-month LIBOR; the weighted average note rate was 2.31% and 2.48%, respectively	1,877,007	12,280,668	8,212,500	12,089,904

Total repurchase agreements	$46,148,296	$70,952,553	$60,727,789	$80,878,039

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          At March 31, 2009, the aggregate weighted average note rate for the Company’s repurchase agreements, including the cost of interest rate swaps on assets financed in these facilities, was 2.11%. Excluding the effect of swaps, the weighted average note rate at March 31, 2009 was 1.69%.
          The Company has a $200.0 million repurchase agreement with a financial institution which has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At March 31, 2009, the aggregate outstanding balance in this facility was approximately $37.0 million.
          The Company has a $100.0 million repurchase agreement that bears interest at pricing over LIBOR and has a maturity date of June 2009. In January 2008, the Company was notified that no further advances could be taken under this facility. In December 2008, the Company amended this facility extending the maturity to June 2009. The amendment also includes an increase in interest rate pricing over LIBOR to 250 basis points, a paydown of $3.1 million by January 31, 2009 and full repayment of the facility by June 2009. During the three months ended March 31, 2009, the Company paid down approximately $8.2 million of this facility. At March 31, 2009, the aggregate outstanding balance under this facility was $7.3 million.
          In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type if asset financed. During the first quarter of 2009, the Company paid down approximately $1.3 million of this debt, due to a decrease in values associated with a change in the market interest rate spreads. At March 31, 2009, the aggregate outstanding balance in this facility was approximately $1.9 million.
          In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of operations. These transactions may not qualify as a purchase by the Company under FSP FAS 140-3 which is effective for fiscal years beginning after November 15, 2008. The Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the statements of operations when certain criteria to treat these transactions not as part of the same arrangements (linked transactions) are not met. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. However, FSP FAS 140-3 applies to prospective transactions occurring on or after the adoption date.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Junior Subordinated Notes
          The following table outlines borrowings under the Company’s junior subordinated notes as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.1 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 5.01% and 5.25%, respectively	$27,070,000	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.31% and 8.32%, respectively	25,780,000	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.41% and 7.42%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity July 2035, unsecured, face amount of $25.8 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.84% and 6.85%, respectively	25,774,000	25,774,000

Junior subordinated notes, maturity January 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 6.82% and 6.85%, respectively	51,550,000	51,550,000

Junior subordinated notes, maturity July 2036, unsecured, face amount of $51.6 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.93%	51,550,000	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $15.5 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.85% and 7.86%, respectively	15,464,000	15,464,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $14.4 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 7.22%	14,433,000	14,433,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $29.3 million, interest rate variable based on three-month LIBOR, the weighted average note rate was 8.35% and 7.22%, respectively	29,285,000	38,660,000

Total junior subordinated notes	$266,680,000	$276,055,000

          At March 31, 2009, the aggregate weighted average note rate for the Company’s junior subordinated notes, including the cost of interest rate swaps on assets financed in these facilities, was 7.30%. Excluding the effect of swaps, the weighted average note rate at March 31, 2009 was 4.15%.
          The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. In connection with the issuance of these variable rate junior subordinated notes, the Company entered into various interest rate swap agreements. See Note 9 — “Derivative Financial Instruments” for further information relating to these derivatives.
          In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for $1.3

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
million. In 2009, ACM purchased these notes from third party investors for $1.3 million. The Company recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction.
          The outstanding balance under these facilities was $266.7 million at March 31, 2009 and $276.1 million at December 31, 2008. The current weighted average note rate was 7.30% at March 31, 2009 and 7.21% at December 31, 2008. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
          In May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum for the period commencing February 1, 2009 and ending April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus 2.90%. The Company paid a transaction fee of approximately $1.4 million to the issuers of the junior subordinated notes related to this restructuring. The Company is currently evaluating the effect of this transaction on its Consolidated Financial Statements.
          During the Modification Period, the Company will be permitted to make distributions of up to 100% of taxable income to common shareholders. The Company has agreed that such distributions will be paid in the form of the Company’s stock to the maximum extent permissible under the Internal Revenue Service rules and regulations in effect at the time of such distribution, with the balance payable in cash. This requirement regarding distributions in stock can be terminated by the Company at any time, provided that the Company pays the note holders the original rate of interest from the time of such termination.
Notes Payable
          The following table outlines borrowings under the Company’s notes payable as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Term credit agreement, Wachovia Bank, National Association, $473 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 3.00% and 3.34%, respectively	$280,102,898	$478,994,280	$280,182,244	$476,593,594

Revolving credit agreement, Wachovia Bank, National Association, $100 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 3.15% and 3.08%, respectively	64,834,510	101,260,891	64,834,510	101,260,891

Term credit agreement, Wachovia Bank, National Association, $69 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 3.04% and 2.98%, respectively	32,948,717	18,935,345	32,948,717	29,604,167

Bridge loan warehouse, financial institution, $70 million committed line, expiration October 2009, interest rate variable based on Prime or LIBOR, the weighted average note rate was 8.09% and 5.15%, respectively	25,184,364	33,816,504	43,762,001	53,828,592

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

	March 31, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Working capital facility, Wachovia Bank, National Association; $45 million committed line, expiration June 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 5.58% and 5.51%, respectively	41,907,965	—	41,907,965	—

Note payable from investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%, respectively	50,157,707	55,988,411	48,500,000	—

Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	5,000,000	5,000,000	5,000,000	5,000,000

Junior loan participation, maturity May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$501,436,161	$695,295,431	$518,435,437	$667,587,244

          At March 31, 2009, the aggregate weighted average note rate for the Company’s notes payable, including the cost of interest rate swaps on assets financed in these facilities, was 3.72%. Excluding the effect of swaps, the weighted average note rate at March 31, 2009 was 3.23%.
          In November 2007, the Company entered in two credit agreements with Wachovia which replaced two of the Company’s existing repurchase agreements totaling $757.0 million with Wachovia and an affiliate of Wachovia.
          The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment. The facility has a commitment period of two years with a one year auto extension feature, subject to certain criteria, to November 2010, bears interest at pricing over LIBOR, and has eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements. The advance rates for this term facility are similar to the advance rates that existed under the previous repurchase agreements. The $473.0 million term loan component has repayment provisions which include reducing the outstanding balance to $300.0 million by December 31, 2008. The outstanding balance under the term component of this facility was $280.1 million at March 31, 2009. The $100.0 million revolving commitment is used to finance new investments and can be increased with lender approval to $200.0 million when the term loan is paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. The outstanding balance under the revolving component of this facility was $64.8 million at March 31, 2009.
          The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension option to November 2010 and bears interest at pricing over LIBOR. This agreement includes $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility is higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminates the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreement. The Company has also pledged its 24.2% equity interest in POM as part of this agreement. In the second and third year of this term facility, the Company is required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any. In connection with the POM transaction in July 2008, the Company agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction. In addition, 16.7% of the Company’s 24.2% equity interest in POM was released as collateral in conjunction with this paydown. See Note 6 — “Investment in Equity Affiliates” for further details. The outstanding balance under the term component of this facility was $32.9 million at March 31, 2009.
          The Company has a $70 million bridge loan warehouse agreement which has a maturity of October 2009. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or pricing over 1, 2, 3 or

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
6-month LIBOR, at our option. At March 31, 2009, the aggregate outstanding balance under this facility was $25.2 million.
          The Company has a $45.0 million working capital facility with Wachovia Bank, National Association (“Wachovia”) with a maturity of June 2009. The facility requires quarterly paydowns of $3.0 million and interest rate pricing over LIBOR of 500 basis points. At March 31, 2009, the aggregate outstanding balance under this facility was $41.9 million.
          During the second quarter of 2008, the Company recorded a $49.5 million note payable related to the POM exchange of profits interest transaction. The note was initially secured by the Company’s interest in POM, matures in July 2016 and bore interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million, bears interest at a fixed rate of 4% and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. See Note 6 — “Investment in Equity Affiliates” for further details. At March 31, 2009, the outstanding balance of this note was $50.2 million.
          The Company has three junior loan participations with a total outstanding balance at March 31, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans.
          Mortgage Note Payable
          During the second quarter of 2008, the Company recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and was recorded in mortgage note payable. See Note 3 — “Loans and Investments” for further details. The outstanding balance of this mortgage was $41.4 million at March 31, 2009.
          Note Payable — Related Party
          During the fourth quarter of 2008, the Company borrowed $4.2 million from the Company’s manager, ACM. At December 31, 2008, the Company had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.
          Collateralized Debt Obligations
          The following table outlines borrowings under the Company’s collateralized debt obligations as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.87% and 2.41%, respectively	$261,807,979	$275,319,000

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.16% and 3.03%, respectively	336,962,504	343,270,000

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.77% and 1.65%, respectively	527,150,000	533,700,000

Total CDOs	$1,125,920,483	$1,152,289,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          At March 31, 2009, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.44%. Excluding the effect of swaps, the weighted average note rate at March 31, 2009 was 1.77%.
          As of April 15, 2009, CDO I has reached the end of its replenishment date and will no longer make the $2.0 million amortization payments to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Amortization proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of the CDO liability.
          CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $527.2 million at March 31, 2009 which included $86.7 million outstanding under the revolving note facility. The outstanding note balance for CDO III was $533.7 million at December 31, 2008 which included $86.2 million outstanding under the revolving note facility.
          The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, CDOs are consolidated in the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.
          During the three months ended March 31, 2009, the Company purchased, at a discount, approximately $11.5 million of investment grade rated notes originally issued by the Company’s CDO I issuing entity for a price of $2.1 million, $5.1 million of investment grade rated notes originally issued by the Company’s CDO II issuing entity for a price of $1.2 million and $7.1 million of investment grade rated notes originally issued by the Company’s CDO III issuing entity for a price of $2.3 million. Approximately $8.8 million of the investment grade rated CDO notes were purchased from the Company’s manager, ACM for a price of $3.2 million. In 2008, ACM purchased these notes from third party investors for $3.2 million. The Company recorded a net gain on extinguishment of debt of $18.2 million from this transaction in its Consolidated Statements of Operations.
Debt Covenants
          Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity, debt-to-equity ratios and fixed and senior fixed charge coverage ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum liquidity requirement with one financial institution at March 31, 2009. The Company is required to have a minimum unrestricted cash and cash equivalents total balance of $15.0 million with this financial institution. The Company has obtained a waiver of this covenant for March 31, 2009 from this financial institution and expects to be in compliance with this covenant calculation or receive a waiver or amendment in future periods.
          The Company’s CDO bonds contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants with the exception of the over collateralization test of CDO I as of March 31, 2009. In April 2009, this covenant was cured prior to the waterfall distribution date and, as a result, the Company is currently in compliance with all CDO covenants. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The Company has the right to cure covenant breaches which would resume normal residual payments to the Company by purchasing non-performing loans out of the CDOs.
Note 9 — Derivative Financial Instruments
          The Company accounts for derivative financial instruments in accordance with SFAS No. 133 which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss in Arbor Realty Trust, Inc. Stockholders’ Equity until the hedged item is recognized in net (loss) income attributable to Arbor Realty Trust, Inc., depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
          In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Specifically, the Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its expected cash receipts and its expected cash payments principally related to its investments and borrowings. The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has entered into various interest rate swap agreements to hedge its exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index; and (iii) the issuance of variable rate junior subordinated notes.
          Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company does not use derivatives for trading or speculative purposes.
          The following is a summary of the derivative financial instruments held by the Company as of March 31, 2009 and December 31, 2008: (Dollars in Thousands)

			Notional Value			Balance	Fair Value
Designation\			March 31,	December 31,	Expiration	Sheet	March 31,	December 31,
Cash Flow	Derivative	Count	2009	2008	Date	Location	2009	2008
Non-	Basis					Other
Qualifying	Swaps	10	$1,303,631	$1,303,631	2009 – 2015	Assets	$6,449	$7,193

	Interest
	Rate					Other
Qualifying	Swaps	41	$894,069	$926,428	2010 – 2017	Liabilities	$(85,542)	$(98,162)

          The fair value of Non-Qualifying Hedges was $6.4 million and $7.2 million as of March 31, 2009 and December 31, 2008, respectively, and is recorded in other assets in the Consolidated Balance Sheet. These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
meet the strict hedge accounting requirements of SFAS No. 133. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. For the three months ended March 31, 2009 and 2008, the change in fair value of the Non-Qualifying Swaps was $(0.7) million and $0.2 million, respectively and is recorded in interest expense on the Consolidated Statements of Operations.
          The fair value of Qualifying Cash Flow Hedges as of March 31, 2009 and December 31, 2008 was $(85.5) million and $(98.2) million, respectively, and was recorded in other liabilities and the change in accumulated other comprehensive loss in the Consolidated Balance Sheet. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2009, the Company expects to reclassify approximately $(32.2) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.
          Gains and losses on terminated swaps are being accreted to income over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company deferred through accumulated other comprehensive loss approximately $5.0 million of such loss on the termination of an interest rate swap agreement in the first quarter of 2009 and $1.5 million and $1.6 million of net gains as of March 31, 2009 and December 31, 2008, respectively. The Company recorded $0.1 million as additional interest expense related to the accretion of the loss for the three months ended March 31, 2009 and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended March 31, 2009 and 2008. The Company expects to accrete approximately $0.3 million of net deferred loss to interest expense over the next twelve months.
          The following is table below presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of March 31, 2009 and December 31, 2008: (Dollars in Thousands)

				Amount of Gain or (Loss)
				Reclassified from
		Amount of Gain or (Loss)		Accumulated Other		Amount of Gain or (Loss)
		Recognized in		Comprehensive Loss into		Recognized
		Other Comprehensive Loss		Interest Expense		in Interest Expense
		(Effective Portion)		(Effective Portion)		(Ineffective Portion)
		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
Designation\		March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
Cash Flow	Derivative	2009	2008	2009	2008	2009	2008
Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$3,527	$1,251

Qualifying	Interest Rate Swaps	$7,594	$(30,753)	$(6,509)	$(1,921)	$—	$—

          The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of March 31, 2009 and December 31, 2008 of $(89.0) million and $(96.6) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(85.5) million and $(98.2) million, respectively, a deferred loss on a terminated interest swap of $(5.0) million as of March 31, 2009, and deferred net gains on termination of interest swaps of $1.5 million and $1.6 million as of March 31, 2009 and December 31, 2008, respectively. The remaining portion included in other comprehensive loss as of March 31, 2009 is related to the Company’s available-for-sale securities as discussed in Note 4 “Available-For-Sale Securities” of these Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with one of its derivative counterparties that contains a provision where if Arbor Realty Trust, Inc. stockholders’ equity declines by more than 50%, then the Company could be declared in default on its derivative obligation. As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(43.9) million. As of March 31, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $43.7 million. If the Company had breached any of these provisions as of March 31, 2009, it could have been required to settle its obligations under the agreements at their termination value of $(43.9) million, which is an additional $(0.2) million in excess of the posted collateral.
Note 10 — Fair Value Measurements
          SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
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
March 31, 2009
(Unaudited)
          Determining which category as asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.
          The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2009.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities(1)	$293,946	$293,946	$293,946	$—	$—
Derivative financial instruments	6,449,109	6,449,109	—	6,449,109	—
Financial liabilities:
Derivative financial instruments	85,542,107	85,542,107	—	85,542,107	—

(1)	During the year ended December 31, 2008, the Company’s available-for-sale securities were written to their fair value of $0.5 million, resulting in the recognition of a $16.2 million impairment that was considered other-than-temporary and included in operations for the period. For the three months ended March 31, 2009, changes in the fair market value of the Company’s available-for-sale securities were considered unrealized gains or losses and were recorded as a component of other comprehensive income or loss.
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
          The Company measures certain financial assets and financial liabilities at fair value on a nonrecurring basis, such as loans and securities held-to-maturity. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2009.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$390,813,406	$348,117,276	$—	$—	$348,117,276
Securities-held-to maturity(2)	—	175,000	—	—	175,000

(1)	The Company had an allowance for loan losses of $198.0 million relating to 18 loans with an aggregate carrying value, before reserves, of approximately $588.8 million at March 31, 2009.

(2)	During the year ended December 31, 2008, one of the Company’s held-to-maturity securities was written down resulting in the recognition of a $1.4 million impairment that was considered other-than-temporary and included in earnings for the period.
          Loan impairment assessments: Fair values of loans are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company considers a loan impaired when, based upon current information and events, it is probable

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company performs evaluations of its loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses.
     Securities held-to-maturity: Fair values are approximated on current market quotes received from financial sources that trade such securities.
Note 11 — Commitments and Contingencies
Contractual Commitments
          As of March 31, 2009, the Company had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable (2)	$444,978	$1,300	$5,000	$—	$50,158	$—	$501,436
Collateralized debt obligations (3)	152,604	41,766	198,199	733,351	—	—	1,125,920
Repurchase agreements	44,271	1,877	—	—	—	—	46,148
Trust preferred Securities (4)	—	—	—	—	—	266,680	266,680
Mortgage note payable	—	—	—	41,440	—	—	41,440
Outstanding unfunded commitments (5)	32,181	27,914	11,319	1,137	393	695	73,639

Totals	$674,034	$72,857	$214,518	$775,928	$50,551	$267,375	$2,055,263

(1)	Represents amounts due based on contractual maturities.

(2)	The maturity date for the $473.0 million committed Wachovia term and $100.0 million committed revolving facilities do not include their one year auto extension features. The $69.0 million term loan does not include its one year extension option.

(3)	Comprised of $261.8 million of CDO I debt, $337.0 million of CDO II debt and $527.2 million of CDO III debt with a weighted average remaining maturity of 1.60, 2.86 and 3.29 years, respectively, as of March 31, 2009. In the first quarter of 2009, the Company repurchased, at a discount, approximately $23.7 million of investment grade notes originally issued by the Company’s CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $23.7 million.

(4)	In the first quarter of 2009, the Company repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by the Company’s issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million.

(5)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $73.6 million as of March 31, 2009, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $73.6 million outstanding balance at March 31, 2009, the Company’s restricted cash balance contained approximately $21.6 million of cash held to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.
Litigation
          The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 12 — Equity
          Common Stock
          The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
          In 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. At March 31, 2009, the Company had $425.3 million available under this shelf registration.
          In June 2008, the Company issued 3,776,069 common shares upon the exchange of OP units by ACM on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were simultaneously redeemed and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation of the Company’s outstanding common stock.
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
          The Company had 25,142,410 shares of common stock outstanding at March 31, 2009 and December 31, 2008.
          Deferred Compensation
          On April 21, 2009, the Company issued an aggregate of 245,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the “Plan”), of which 155,000 shares were awarded to certain employees of the Company and ACM and 90,000 shares were issued to members of the board of directors. As a means of emphasizing retention at a critical time for the Company and due to their relatively low value, the 245,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant. In addition, on April 8, 2009, the Company accelerated the vesting of all unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain employees of the Company and ACM and non-management members of the board.
          Noncontrolling Interest
          At December 31, 2007, noncontrolling interest in the Company’s operating partnership was $72.9 million reflecting ACM’s 15.5% limited partnership interest in ARLP, the Company’s operating partnership. In June 2008, ACM exercised its right to redeem its 3,776,069 operating partnership units (“OP units”) in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in the Company and the balance of noncontrolling interest in the operating partnership were reduced to zero as of June 30, 2008. In accordance with EITF 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts,” the redemption of the noncontrolling interest in operating partnership in exchange for the Company’s common stock was recorded at book value and recorded directly to equity in additional paid-in capital. In addition, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation, up to 21.9% of the Company’s outstanding common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
          In December 2007, the FASB issued SFAS 160, effective for years beginning after December 15, 2008. SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the Company and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Also under SFAS 160, net income encompasses the total income of all consolidated subsidiaries and requires separate disclosure on the face of the statements of operations of income attributable to the controlling and noncontrolling interests. When a subsidiary is deconsolidated, any retained, noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The presentation and disclosure requirements have been applied retrospectively for all periods presented.
          Noncontrolling interest in a consolidated entity on the Company’s consolidated balance sheet as of March 31, 2009 was $1.9 million, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the POM transaction discussed in Note 6 — “Investment in Equity Affiliates”. As a result of the POM transaction in March 2009, the Company recorded $18.5 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million during the three months ended March 31, 2009. For the three months ended March 31, 2008, $2.3 million of net income attributable to the noncontrolling interest on the Company’s consolidated statements of operations represented income allocated to ACM’s noncontrolling interest in the operating partnership.
Note 13 — Earnings Per Share
          Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income adjusted for noncontrolling interest in the operating partnership by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are the potential settlement of incentive management fees in common stock and ARLP’s operating partnership units, prior to the redemption for common stock in June 2008.
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2009		March 31, 2008
	Basic	Diluted	Basic	Diluted
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(4,253,738)	$(4,253,738)	$12,704,792	$12,704,792
Add: net income attributable to noncontrolling interest in operating partnership	—	—	—	2,333,290

(Loss) earnings allocable to common stock	$(4,253,738)	$(4,253,738)	$12,704,792	$15,038,082

Weighted average number of common shares outstanding	25,142,410	25,142,410	20,571,780	20,571,780
Weighted average number of operating partnership units	—	—	—	3,776,069

Dilutive effect of incentive management fee shares	—	—	—	55,532

Total weighted average common shares outstanding	25,142,410	25,142,410	20,571,780	24,403,381

(Loss) earnings per common share	$(0.17)	$(0.17)	$0.62	$0.62

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 14 — Related Party Transactions
          At March 31, 2009, due to related party was $0.2 million and consisted of base management fees that were due to ACM which were remitted by the Company in May 2009. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees due to ACM that were remitted by the Company in February 2009.
          At March 31, 2009, due from related party was $15.6 million and consisted of $9.7 million of loan repayment proceeds and $3.0 million of restructuring fee proceeds due from ACM. These payments were remitted to the Company in April 2009. The balance also included a $2.9 million overpayment of incentive management compensation from 2008. At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. See Note 16 — “Management Agreement” for further details.
          During the first quarter of 2009, the Company purchased from ACM, approximately $8.8 million of investment grade rated bonds originally issued by two of the Company’s three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for a net gain on early extinguishment of debt of $13.8 million. At March 31, 2009, ACM owned $11.3 million of CDO notes originally issued by the Company’s CDOs that were purchased for $5.0 million from third party investors in 2008.
     At December 31, 2008, the Company had outstanding borrowings from ACM totaling $4.2 million. In January 2009, the loan was repaid in full. See Note 8 — “Debt Obligations” for further details.
          The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds approximately 5.4 million common shares, representing 21.4% of the voting power of the Company’s outstanding stock as of March 31, 2009.
Note 15 — Distributions
          The Board of Directors has announced that the Company has elected not to pay a common stock dividend for the quarter ended March 31, 2009. The Company decided, based on the continued difficult economic environment, to retain capital for working capital purposes.
          In January 2009, the Board of Directors elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008. The Company believes the dividends paid in 2008 fully satisfy its 2008 REIT distribution requirements.
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
March 31, 2009
(Unaudited)
overpayments at fiscal year end shall be refunded to the Company in cash and the Company would record a negative incentive compensation expense in the quarter when such overpayment is determined.
          The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Three Months Ended
	March 31,
Management Fees:	2009	2008
Base	$722,377	$899,004
Incentive	—	1,680,429

Total expensed	$722,377	$2,579,433

     For the three months ended March 31, 2009 and 2008, the Company recorded $0.7 million and $0.9 million, respectively, of base management fees due to ACM of which $0.2 million and $0.3 million, respectively, were included in due to related party and paid subsequent to the respective periods.
     For the three months ended March 31, 2009, ACM did not earn an incentive compensation installment. For the three months ended March 31, 2008, ACM received an incentive compensation installment of $1.7 million which was paid in cash of $0.8 million and 55,532 shares of common stock.
     During the second quarter of 2008, the Company recorded a $7.3 million deferred management fee related to the incentive compensation fee recognized from the monetization of the POM transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. The $7.3 million incentive compensation fee was paid in 355,903 shares of common stock and $4.1 million paid in cash. In accordance with the management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2009 fiscal year and any overpayments are required to be repaid in accordance with the management agreement.
     In addition, during the six months ended June 30, 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. The Company and ACM have agreed that ACM’s obligation to refund to the Company the $2.9 million will be deferred until a later date to be mutually agreed upon by the Company and ACM. In 2007, ACM received an incentive compensation installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive compensation management fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, of one of the Company’s equity affiliates.
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
          We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. We did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries during the three months ended March 31, 2009 and 2008.
Sources of Operating Revenues
          We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three months ended March 31, 2009 and 2008, interest income earned on these loans and investments represented approximately 93% and 99% of our total revenues, respectively.
          Interest income may also be derived from profits of equity participation interests. No such interest income had been recognized for the three months ended March 31, 2009. For the three months ended March 31, 2008, interest earned on these equity participation interests represented approximately 1% of our total revenues.

          We derived interest income from our investments in CRE collateralized debt obligation bond securities. For the three months ended March 31, 2009, interest on these investments represented approximately 3% of our total revenues. No such income was recognized for the three months ended March 31, 2008.
          Property operating income is derived from our real estate owned. For the three months ended March 31, 2009, property operating income represented approximately 4% of our total revenues. No such income was recognized for the three months ended March 31, 2008.
          Additionally, we derive operating revenues from other income that represents loan structuring and miscellaneous asset management fees associated with our loans and investments portfolio. For the three months ended March 31, 2009 and 2008, revenue from other income represented less than 1% of our total revenues.
Income or Loss from Equity Affiliates and Gain on Sale of Loans and Real Estate
          We derive income or losses from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties on a single line item in the consolidated statements of operations as income from equity affiliates. For the three ended March 31, 2009, income from equity affiliates totaled approximately $2.5 million. No such income was recognized for the three months ended March 31, 2008.
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
Critical Accounting Policies
          Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2009, there were no material changes to these policies, except for the updates described below.
Revenue Recognition
          Interest Income. Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the three months ended March 31, 2009 as compared to $0.3 million for the three months ended March 31, 2008.

          Property operating income. Property operating income represents operating income associated with the operations of an office building recorded as real estate owned, net. For the three months ended March 31, 2009, we recorded approximately $1.5 million of property operating income relating to real estate owned. There was no property operating income for the three months ended March 31, 2008.
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
          SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
          As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.
          During the three months ended March 31, 2009 we did not enter into new swaps. During the three months ended March 31, 2008, we entered into six additional interest rate swaps, that qualify as cash flow hedges, having a total combined notional value of approximately $121.6 million. During the three months ended March 31, 2009, we terminated a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. The loss on termination will be amortized to expense over the original life of the hedging instrument. The fair value of our qualifying hedge portfolio has increased by approximately $12.6 million from December 31, 2008 as a result of the terminated swap, combined with a change in the projected LIBOR rates and credit spreads of both parties.
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

Changes in Financial Condition
          Our loan and investment portfolio balance, including our held-to-maturity securities, at March 31, 2009 was $2.1 billion, with a weighted average current interest pay rate of 5.74% as compared to $2.2 billion, with a weighted average current interest pay rate of 6.13% at December 31, 2008. At March 31, 2009, advances on financing facilities totaled $1.9 billion, with a weighted average funding cost of 3.65% as compared to $2.0 billion, with a weighted average funding cost of 3.51% at December 31, 2008.
          During the quarter, five loans paid off on properties that were either sold or refinanced by a third party with an outstanding balance of $19.0 million, five loans partially repaid totaling $31.3 million and eight loans were refinanced during the quarter totaling $161.3 million. These totals included a $9.0 million loss on the restructuring of two loans during the first quarter of 2009. In addition, one loan of approximately $2.7 million was extended during the quarter in accordance with the extension options of the corresponding loan agreements.
          In March 2009, we exchanged our 16.67% interest in Prime Outlets Member, LLC (“POM”) for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. at a value of approximately $37.0 million. As a result, during the first quarter of 2009, we recorded a gain on exchange of profits interest of approximately $56.0 million and income attributable to noncontrolling interest of approximately $18.7 million related to the third party member’s portion of income recorded. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Cash and cash equivalents increased $13.4 million, to $14.2 million at March 31, 2009 compared to $0.8 million at December 31, 2008. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The increase was primarily due to payoffs and paydowns of our loan investments.
          Restricted cash decreased $10.2 million, or 11% to $83.0 million at March 31, 2009 compared to $93.2 million at December 31, 2008. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The decrease was primarily due to the redeployment of funds during the first quarter of 2009 from proceeds received from the full satisfaction of loans held in the CDO and the transfer of loans from other financing facilities to the CDOs.
          Investment in equity affiliates increased $57.8 million to $87.1 million at March 31, 2009. In June 2008, we entered into an agreement to transfer our 16.67% interest in POM, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. Upon closing this transaction on March 30, 2009, we recorded an investment of approximately $56.0 million for the preferred and common operating partnership units. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Due from related party increased $12.7 million to $15.6 million at March 31, 2009 compared to $2.9 million at December 31, 2008 primarily as a result of $9.7 million of loan repayment proceeds and $3.0 million of restructuring fee proceeds due from ACM. These payments were remitted to us in April 2009.
          Other assets decreased $40.9 million, or 29%, to $98.8 million at March 31, 2009 compared to $139.7 million at December 31, 2008. The decrease was primarily due to a reduction of a $16.5 million third party member receivable in March 2009 in connection with the closing of the POM transaction as well as a $9.1 million decrease in interest receivable in the first quarter of 2009 from a portion of our interest rate swaps as a result of a decrease in LIBOR rates from the fourth quarter of 2008. This decrease was also due to a $2.8 million decrease in collateral posted for a portion of our interest rate swaps whose value had previously declined as a result of reductions in the projected LIBOR rates, a $5.1 million decrease in funded cash collateral from the termination of a $33.5 million swap and a $4.2 million decrease in interest income accrued as a result of non-performing loans and lower LIBOR rates. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

          In March 2009, we purchased from our manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. In 2009, ACM purchased these notes from third party investors for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction. In addition, during the three months ended March 31, 2009, we purchased, approximately $23.7 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $5.6 million. Of the $23.7 million purchased, $8.8 million of the CDO notes were purchased from ACM for a price of $3.2 million. In 2008, ACM purchased these notes from third party investors for $3.2 million. We recorded a net gain on extinguishment of debt of $18.2 million and a reduction of outstanding debt totaling $23.7 million from these transactions in our first quarter 2009 financial statements.
          Other liabilities decreased $14.0 million, or 10.4%, to $120.7 million at March 31, 2009 compared to $134.6 million at December 31, 2008. The decrease was primarily due to a $12.6 million decrease in accrued interest payable primarily due to a reduction in LIBOR rates, the timing of reset dates and a decline in the outstanding balance of our financing facilities.
          On April 21, 2009, we issued an aggregate of 245,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the “Plan”), of which 155,000 shares were awarded to certain of our and ACM employees and 90,000 shares were issued to members of the board of directors. As a means of emphasizing retention at a critical time for Arbor and due to their relatively low value, the 245,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant. In addition, on April 8, 2009, we accelerated the vesting of all unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain of our and ACM employees and non-management members of the board.
Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008
          The following table sets forth our results of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$30,500,023	$55,416,330	$(24,916,307)	(45)%
Property operating income	1,470,796	—	1,470,796	nm
Other income	16,250	20,693	(4,443)	(21)%

Total revenue	31,987,069	55,437,023	(23,449,954)	(42)%

Expenses:
Interest expense	19,150,816	31,304,099	(12,153,283)	(39)%
Employee compensation and benefits	2,391,984	1,977,343	414,641	21%
Selling and administrative	2,082,342	1,538,066	544,276	35%
Property operating expenses	1,331,145	—	1,331,145	nm
Depreciation and amortization	283,022	—	283,022	nm
Provision for loan losses	67,500,000	3,000,000	64,500,000	nm
Loss on restructured loans	9,036,914	—	9,036,914	nm
Management fee — related party	722,377	2,579,433	(1,857,056)	(72)%

Total expenses	102,498,600	40,398,941	62,099,659	154%

(Loss) income before gain on exchange of profits interest, gain on extinguishment of debt and income from equity affiliates	(70,511,531)	15,038,082	(85,549,613)	nm
Gain on exchange of profits interest	55,988,411	—	55,988,411	nm
Gain on extinguishment of debt	26,267,033	—	26,267,033	nm
Income from equity affiliates	2,507,134	—	2,507,134	nm

Net income	14,251,047	15,038,082	(787,035)	(5)%
Net income attributable to noncontrolling interest	18,504,785	2,333,290	16,171,495	nm

Net (loss) income attributable to Abor Realty Trust, Inc	$(4,253,738)	$12,704,792	$(16,958,530)	(133)%

nm — not meaningful

Revenue
          Interest income decreased $24.9 million, or 45%, to $30.5 million for the three months ended March 31, 2009 from $55.4 million for the three months ended March 31, 2008. This decrease was primarily due to a 39% decrease in the average yield on assets from 8.35% for the three months ended March 31, 2008 to 5.12% for the three months ended March 31, 2009. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans and a decrease in loans and investments due to payoffs and paydowns. In addition, interest income from cash equivalents decreased $1.6 million to $0.2 million for the three months ended March 31, 2009 compared to $1.8 million for the three months ended March 31, 2008 as a result of decreased average cash balances, as well as decreases in interest rates from 2008 to 2009. Interest income for the three months ended March 31, 2008 also included the recognition of $0.3 million from a 25.0% carried profits interest in a $0.3 million preferred equity investment.
          Property operating income of $1.5 million for the three months ended March 31, 2009 represents operating income associated with the operations of an office building recorded as real estate owned net. There was no property operating income for the three months ended March 31, 2008.
          Other income decreased $4,443 to $16,250 for the three months ended March 31, 2009 from $20,693 for the three months ended March 31, 2008. This is primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
          Interest expense decreased $12.2 million, or 39%, to $19.2 million for the three months ended March 31, 2009 from $31.3 million for the three months ended March 31, 2008. This decrease was primarily due to a 30% decrease in the average cost of these borrowings from 5.64% for the three months ended March 31, 2008 to 3.94% for the three months ended March 31, 2009 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was an 11% decrease in the average balance of our debt facilities from $2.2 billion for the three months ended March 31, 2008 to $2.0 billion for the three months ended March 31, 2009 as a result of decreased leverage on our portfolio due to the paying down of certain outstanding indebtedness by repayment of loans, the transfer of assets to our CDO vehicles which carry a lower cost of funds and from available capital.
          Employee compensation and benefits expense increased $0.4 million, or 21%, to $2.4 million for the three months ended March 31, 2009 from $2.0 million for the three months ended March 31, 2008. This increase was primarily due to an increase in employee salaries and benefits related to asset management and the restructuring of our loans. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
          Selling and administrative expense increased $0.6 million, or 35%, to $2.1 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. This increase was primarily due to increased general corporate legal expenses and professional fees associated with certain transactions, partially offset by decreased costs related to restricted stock awards granted to directors and certain employees of our manager, ACM due to a lower stock price.
          Property operating expenses of $1.3 million for the three months ended March 31, 2009 represents all expenses related to the operations of an office building recorded as real estate owned, net. There were no property operating expenses for the three months ended March 31, 2008.
          Depreciation and amortization expense of $0.3 million for the three months ended March 31, 2009 represents depreciation on property, leasehold improvements, and equipment associated with the consolidation of an office building as real estate owned, net. There were no depreciation and amortization expenses for the three months ended March 31, 2008.
          Provision for loan losses totaled $67.5 million for the three months ended March 31, 2009, and 3.0 million for the three months ended March 31, 2008. The provision recorded for the three months ended March 31, 2009 was based on our normal quarterly loan review at March 31, 2009, where it was determined that 18 loans with a aggregate carrying value of $588.8 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $67.5 million provision for loan losses. The provision recorded for the three months ended March 31, 2008 was based on our normal quarterly loan review at March 31, 2008, where it was determined that three loans with a aggregate carrying value of $70.2 million, before reserves, became impaired during the quarter.
          Loss on restructured loans of $9.0 million for the three months ended March 31, 2009 represents losses incurred as a result of restructuring certain of our loans primarily due to the unfavorable changes in market conditions. There were no losses on restructured loans for the three months ended March 31, 2008.
          Management fees decreased $1.9 million to $0.7 million for the three months ended March 31, 2009 from $2.6 million for the three months ended March 31, 2008. These amounts represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. The incentive management fee expense for the three months ended March 31, 2008 was $1.7 million. No incentive management fee was earned for the three months ended March 31, 2009 as a result of a cumulative loss for the trailing 12-month period. The base management fee expense was $0.7 million for the three months ended March 31, 2009 as compared to $0.9 million for the three months ended March 31, 2008.
          Gain on exchange of profits interest of $56.0 million was due to the recognition of income attributable to the POM exchange of profits interest transaction recognized in the three months ended March 31, 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on the POM transaction recorded in the three months ended March 31, 2009.
          Gain on extinguishment of debt totaled $26.3 million for the three months ended March 31, 2009. During the first quarter of 2009, we purchased, at a discount, approximately $23.7 million of investment grade rated bonds originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a net gain on early extinguishment of debt of $26.3 million related to these transactions.
Income From Equity Affiliates
          Income from equity affiliates totaled $2.5 million for the three months ended March 31, 2009. We did not recognize income from equity affiliates for the three months ended March 31, 2008. The $2.5 million of income recorded during the three months ended March 31, 2009, reflects a portion of the joint venture’s profits from a $12.7 million equity investment.

Net Income Attributable to Noncontrolling Interest
          Net income attributable to noncontrolling interest totaled $18.5 million for the three months ended March 31, 2009 representing the portion of income allocated to the third party’s interest in a consolidated subsidiary, primarily the result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009. This is related to the POM transaction discussed in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
          Net income attributable to noncontrolling interest in our operating partnership totaled $2.3 million for the three months ended March 31, 2008 representing the portion of our income allocated to our manager. There was no net income attributable to noncontrolling interest in our operating partnership for the three months ended March 31, 2009. Our manager had a weighted average limited partnership interest of 15.5% for the three months ended March 31, 2008. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero.
          In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), effective for years beginning after December 15, 2008. SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between us and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Also under SFAS 160, net income encompasses the total income of all consolidated subsidiaries and requires separate disclosure on the face of the statements of operations of income attributable to the controlling and noncontrolling interests. When a subsidiary is deconsolidated, any retained, noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The presentation and disclosure requirements have been applied retrospectively for all periods presented.
Provision for Income Taxes
          We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT-taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT-taxable income and meet certain other requirements. As of March 31, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT- taxable income for the three months ended March 31, 2009 and 2008.
          Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended March 31, 2009 and 2008, we did not record any provision on income from these taxable REIT subsidiaries.
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
          Current conditions in capital and credit markets have made certain forms of financing less attractive, and in certain cases less available, therefore we will continue to rely on cash flows provided by operating and investing activities for working capital.
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
          At March 31, 2009, we had $425.3 million available under the shelf registration described above and 25,142,410 shares outstanding.
Debt Facilities
          We also maintain liquidity through two term credit agreements, one of which has a revolving credit component, three master repurchase agreements, one working capital facility, one note payable, three junior loan participations and one bridge loan warehousing credit agreement with seven different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of March 31, 2009, these facilities had an aggregate capacity of $2.2 billion and borrowings were approximately $1.9 billion.
          The following is a summary of our debt facilities as of March 31, 2009:

	At March 31, 2009
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available (1)	Dates
Repurchase agreements. Interest is variable based on pricing over LIBOR	$209,187,007	$46,148,296	$163,038,711	2009 – 2010

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,139,220,483	1,125,920,483	13,300,000	2011 – 2013

Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	266,680,000	266,680,000	—	2034 – 2037

Notes payable. Interest is variable based on pricing over Prime or LIBOR	581,417,284	501,436,161	79,981,123	2009 – 2013

	$2,196,504,774	$1,940,184,940	$256,319,834

(1)	subject to certain conditions and bank approval.
          These debt facilities are described in further detail in Note 8 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
     Repurchase Agreements
          Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At March 31, 2009, the aggregate outstanding balance under these facilities was $46.1 million.
          We have a $200.0 million repurchase agreement with a financial institution which has a term expiring in October 2009 and bears interest at pricing over LIBOR, varying on the type of asset financed. At March 31, 2009, the outstanding balance under this facility was $37.0 million with a current weighted average note rate of 1.57%.
          We have a $100.0 million repurchase agreement with a second financial institution that bears interest at pricing over LIBOR and has a term expiring in June 2009. In January 2008, we were notified that no further advances could be taken under this facility. In December 2008, we amended this facility extending the maturity to June 2009. The amendment also includes an increase in interest rate pricing over LIBOR to 250 basis points, a paydown of $3.1 million by January 31, 2009 and full repayment of the facility by June 2009. During the three months ended March 31, 2009, we paid down approximately $8.2 million of this facility. At March 31, 2009, the outstanding balance under this facility was $7.3 million with a current weighted average note rate of 4.84%.
          We have an uncommitted master repurchase agreement with a third financial institution, effective April 2008, entered into for the purpose of financing a portion of our CRE CDO bond securities. The agreement has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During the first quarter of 2009, we paid down approximately $1.3 million of this facility, due to a decrease in values associated with a change in market interest rate spreads. At March 31, 2009, the outstanding balance under this facility was $1.9 million with a current weighted average note rate of 2.31%.
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
          The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% — 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of the CDO liability. As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. For accounting purposes, CDOs are consolidated in our financial statements.
          During the three months ended March 31, 2009, we purchased, at a discount, approximately $23.7 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $5.6 million. We recorded a net gain on extinguishment of debt of $18.2 million and a reduction of outstanding debt totaling $23.7 million from these transactions in our first quarter 2009 financial statements.
          At March 31, 2009, the outstanding note balance under CDO I, CDO II and CDO III was $261.8 million, $337.0 million and $527.2 million, respectively.
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
          Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. We were in compliance with all such covenants with the exception of the over collateralization test of CDO I as of March 31, 2009. In April 2009, this covenant was cured prior to the waterfall distribution date and, as a result, we are currently in compliance with all CDO covenants. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs. However, we may not have sufficient liquidity available to do so at such time.
     Junior Subordinated Notes
          The junior subordinated notes are unsecured, have a maturity of 29 to 30 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. In connection with the issuance of these variable rate junior subordinated notes, we entered into various interest rate swap agreements. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to these derivatives.
          In March 2009, we purchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction in our first quarter 2009 financial statements.
          At March 31, 2009, the aggregate outstanding balance under these facilities was $266.7 million with a current weighted average note rate of 7.30%.
          In May 2009, we exchanged $247.1 million of our outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum for the period commencing February 1, 2009 and ending April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus 2.90%. We paid a transaction fee of approximately $1.4 million to the issuers of the junior subordinated notes related to this restructuring. We are currently evaluating the effect of this transaction on our Consolidated Financial Statements.
          During the Modification Period, we will be permitted to make distributions of up to 100% of taxable income to common shareholders. We have agreed that such distributions will be paid in the form of our stock to the maximum extent permissible under the Internal Revenue Service rules and regulations in effect at the time of such distribution, with the balance payable in cash. This requirement regarding distributions in stock can be terminated by us at any time, provided that we pay the note holders the original rate of interest from the time of such termination.
     Notes Payable
          Notes payable consists of two term credit agreements, a revolving credit line, a working capital facility, a bridge loan warehousing credit agreement, a note payable and a junior loan participation. At March 31, 2009, the aggregate outstanding balance under these facilities was $501.4 million.
          In November 2007, we entered into two credit agreements with Wachovia which replaced two previously existing repurchase agreements with Wachovia and an affiliate of Wachovia. The first credit agreement consists of a $473.0 million term loan and a $100.0 million revolving commitment which has a commitment period of two years with a one year auto extension feature, subject to certain criteria, to November 2010. The second credit agreement is a $69.0 million term loan which has a commitment period of two years with a one year extension period to November 2010. These two credit agreements each bear interest at pricing over LIBOR, and have eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the repurchase agreements.
          The $473.0 million term loan has repayment provisions which required a reduction of the outstanding balance to $300.0 million by December 31, 2008. At December 31, 2008, the outstanding balance under this facility was $280.2 million. At March 31, 2009, the outstanding balance under this facility was $280.1 million with a current weighted average note rate of 3.00%. The $100.0 million revolving commitment is used to finance new investments and can be increased with lender approval to $200.0 million when the term loan was paid down to $400.0 million in February 2008. At March 31, 2009, the outstanding balance under this revolving facility was $64.8 million with a current weighted average note rate of 3.15%.
          The $69.0 million term loan includes $10.0 million of annual repayment provisions in quarterly installments. We have also pledged our 24% equity interest in POM as part of the agreement. In the second and third year of this term facility, we are required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any. In connection with the POM transaction in July 2008, we agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction. In addition, 16.7% of our 24.2% equity interest in POM was released as collateral in conjunction with this paydown. At March 31, 2009, the outstanding balance under this facility was $32.9 million with a current weighted average note rate of 3.04%.
          We have a $70.0 million bridge loan warehousing credit agreement with a fifth financial institution, with a maturity date of October 2009, to provide financing for bridge loans. This agreement bears a variable rate of interest, payable monthly, based on Prime plus 0% or pricing over 1, 2, 3 or 6-month LIBOR, at our option. At March 31, 2009, the outstanding balance under this facility was $25.2 million with a current weighted average note rate of 8.09%.
          We have a $45.0 million working capital facility with Wachovia that has a term expiring in June 2009. The facility requires quarterly paydowns of $3.0 million and an interest rate of 500 bps over LIBOR. At March 31, 2009, the aggregate outstanding balance under this facility was $41.9 million with a current weighted average note rate of 5.58%.
          We have a $50.2 million note payable related to the POM transaction. During the second quarter of 2008, we recorded a $49.5 million note payable related to the POM exchange of profits interest transaction. The note was initially secured by our interest in POM, matures in July 2016 and bore interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million, bears interest at a fixed rate of 4% and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.
          We have three junior loan participations with a total outstanding balance at March 31, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.
     Mortgage Note Payable
          During the second quarter of 2008, we recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and the outstanding balance of this mortgage was $41.4 million at March 31, 2009.
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
          We were in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum liquidity requirement with one financial institution at March 31, 2009. We are required to have a minimum unrestricted cash and cash equivalents total balance of $15.0 million, with this financial institution. We have obtained a waiver of this covenant for March 31, 2009 from this financial institution and expect to be in compliance with this covenant calculation or receive a waiver or amendment in future periods.
Contractual Commitments
          As of March 31, 2009, we had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable (2)	$444,978	$1,300	$5,000	$—	$50,158	$—	$501,436
Collateralized debt obligations (3)	152,604	41,766	198,199	733,351	—	—	1,125,920
Repurchase agreements	44,271	1,877	—	—	—	—	46,148
Trust preferred Securities (4)	—	—	—	—	—	266,680	266,680
Mortgage note payable	—	—	—	41,440	—	—	41,440
Outstanding unfunded commitments (5)	32,181	27,914	11,319	1,137	393	695	73,639

Totals	$674,034	$72,857	$214,518	$775,928	$50,551	$267,375	$2,055,263

(1)	Represents amounts due based on contractual maturities.

(2)	The maturity date for the $473.0 million committed Wachovia term and $100.0 million committed revolving facilities do not include their one year auto extension features. The $69.0 million term loan does not include its one year extension option.

(3)	Comprised of $261.8 million of CDO I debt, $337.0 million of CDO II debt and $527.2 million of CDO III debt with a weighted average remaining maturity of 1.60, 2.86 and 3.29 years, respectively, as of March 31, 2009. In the first quarter of 2009, we repurchased, at a discount, approximately $23.7 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $23.7 million.

(4)	In the first quarter of 2009, we repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by our issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million.

(5)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $73.6 million as of March 31, 2009, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $73.6 million outstanding balance at March 31, 2009, our restricted cash balance contained approximately $21.6 million of cash held to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.
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
          The base management fee is not calculated based on the manager’s performance or the types of assets it selects for investment on our behalf, but it is affected by the performance of these assets because it is based on the value of our operating partnership’s equity. We incurred $0.7 million and $0.9 million of base management fees for services rendered in the three months ended March 31, 2009 and 2008, respectively.
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

          For the three months ended March 31, 2009, ACM did not earn an incentive compensation installment. For the three months ended March 31, 2008, ACM received an incentive compensation installment of $1.7 million which was paid in cash of $0.8 million and 55,532 shares of common stock.
     During the second quarter of 2008, we recorded a $7.3 million deferred management fee related to the incentive compensation fee recognized from the monetization of our profits interest in POM in June 2008, which was subsequently paid and reclassified to prepaid management fees. The $7.3 million incentive compensation fee was paid in 355,903 shares of common stock and $4.1 million paid in cash. In accordance with the management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2009 fiscal year and any overpayments are required to be repaid in accordance with the management agreement. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          In addition, during the six months ended June 30, 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. We and ACM have agreed that ACM’s obligation to refund to us the $2.9 million will be deferred until a later date to be mutually agreed upon by us and ACM. In 2007, ACM received an incentive compensation installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive compensation management fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property of one of our equity affiliates.
          We pay the annual incentive compensation in four installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the 12 months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive compensation are subject to recalculation and potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. Subject to the ownership limitations in our charter, at least 25% of this incentive compensation is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last 20 days of the fiscal quarter for which the incentive compensation is being paid.
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
Related Party Transactions
          Due to related party was $0.2 million at March 31, 2009 and consisted of base management fees that were due to ACM which were remitted by us in May 2009. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees due to ACM that were remitted by us in February 2009.
          At March 31, 2009, due from related party was $15.6 million and consisted of $9.7 million of loan repayment proceeds and $3.0 million of restructuring fee proceeds due from ACM. These payments were remitted to us in April 2009. The balance also included a $2.9 million overpayment of incentive management compensation from 2008. At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. Refer to the section “Management Agreement” above for further details.
          During the first quarter of 2009, we purchased from ACM, approximately $8.8 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for a net gain on early extinguishment of debt of $13.8 million. At March 31, 2009, ACM owned $11.3 million of CDO notes originally issued by our CDOs that were purchased for $5.0 million from third party investors in 2008.
          During the fourth quarter of 2008, we borrowed $4.2 million from our manager, ACM. At December 31, 2008, we had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.
          We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM, and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds approximately 5.4 million common shares, representing 21.4% of the voting power of its outstanding stock as of March 31, 2009.

Funds from Operations
          We are presenting funds from operations (FFO) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs). We also use FFO for the calculation of the incentive management fee for our management company (ACM). The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to Arbor Realty Trust, Inc. (computed in accordance with generally accepted accounting principles in the United States (GAAP)), excluding gains (losses) from sales of depreciated real properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.
          FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.
          FFO for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
(Unaudited)	2009	2008
Net (loss) income attributable to Arbor Realty Trust, Inc., GAAP basis	$(4,253,738)	$12,704,792
Add:
Noncontrolling interest in operating partnership	—	2,333,290
Depreciation — real estate owned	283,022	—
Depreciation — investment in equity affiliates	205,324	—

Funds from operations (“FFO”)	$(3,765,392)	$15,038,082

Diluted FFO per common share	$(0.15)	$0.62

Diluted weighted average shares outstanding	25,142,410	24,403,381

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

          Based on our loans, securities held-to-maturity and liabilities as of March 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.5% increase in LIBOR would decrease our annual net income and cash flows by approximately $2.3 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 0.5% increase in LIBOR which would limit the effect of a 0.5% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.5% increase. Based on the loans, securities held-to-maturity and liabilities as of March 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.5% decrease in LIBOR would increase our annual net income and cash flows by approximately $2.3 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a decrease.
          Based on the loans, securities held-to-maturity and liabilities as of December 31, 2008, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.5% increase in LIBOR would decrease our annual net income and cash flows by approximately $2.6 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 0.5% increase in LIBOR which would limit the effect of a 0.5% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.5% increase. Based on the loans, securities held-to-maturity and liabilities as of December 31, 2008, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.5% decrease in LIBOR would increase our annual net income and cash flows by approximately $1.8 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a decrease.
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
          We had ten of these interest rate swap agreements outstanding that have combined notional values of $1.3 billion at both March 31, 2009 and December 31, 2008. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 50 basis point increase in forward interest rates as of March 31, 2009 and December 31, 2008, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 50 basis point decrease in forward interest rates as of March 31, 2009 and December 31, 2008 the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.
          We have also entered into various interest rate swap agreements in connection with the issuance of variable rate junior subordinate notes. These swaps have total notional values of $236.5 million as of March 31, 2009 and December 31, 2008. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of March 31, 2009 and December 31, 2008, the fair market value of these interest rate swaps would have increased by approximately $3.0 million and $3.3 million, respectively. If there were a 50 basis point decrease in forward interest rates as of March 31, 2009 and December 31, 2008, the fair market value of these interest rate swaps would have decreased by approximately $3.1 million and $3.4 million, respectively.

          We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 33 of these interest rate swap agreements outstanding that have a combined notional value of $657.6 million as of March 31, 2009 compared to 33 interest rate swap agreements outstanding with combined notional values of $689.9 million as of December 31, 2008. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 50 basis point increase in forward interest rates as of March 31, 2009 and December 31, 2008, the fair market value of these interest rate swaps would have increased by approximately $13.5 million and $15.7 million, respectively. If there were a 50 basis point decrease in forward interest rates as of March 31, 2009 and December 31, 2008, the fair market value of these interest rate swaps would have decreased by approximately $13.9 million and $16.2 million, respectively.
          Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially. As a result, at March 31, 2009 and December 31, 2008, we funded approximately $43.7 million and $46.5 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.
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
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
          None.
Item 1A. RISK FACTORS
          There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
          None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
Item 5. OTHER INFORMATION
           In May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum for the period commencing February 1, 2009 and ending April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus 2.90%. The Company paid a transaction fee of approximately $1.4 million to the issuers of the junior subordinated notes related to this restructuring. The Company is currently evaluating the effect of this transaction on its Consolidated Financial Statements.

Item 6. EXHIBITS
     In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Arbor or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
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

10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. *

10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. *

10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on July 29, 2004). **

10.8	Amendment No. 1 to the 2003 Omnibus Stock Incentive Plan. ‡‡

10.9	Form of Restricted Stock Agreement. *

10.10	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC. *

10.11	Form of Indemnification Agreement. *

10.12	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation. *

10.13	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among

Exhibit
Number	Description
Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor. ***

10.14	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC. *

10.15
Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.16
Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. †

10.17
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡

10.18
Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡‡

10.19
Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.20
Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.21
Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. w

10.22
Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC. w

10.23
Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. w

10.24
Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ww

10.25
Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent. www

10.26
Second Amendment, dated June 18, 2008, to the Amended and Restated Management Agreement by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. ❖

10.27	Amendment No. 2, dated March 20, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan. ❖

10.28	Amendment No. 3, dated May 21, 2008, to the Arbor Realty Trust, Inc. 2003 Omnibus Stock Incentive Plan. ❖

10.29	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC. ❖❖

10.30	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.

10.31	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.

10.32	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.

10.33	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036.

10.34	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037.

10.35	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd.

10.36	Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit Index

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

***	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

w	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

ww	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

www	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2008.

❖❖	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.
     In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Arbor or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
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
Date: May 11, 2009