Form 10-Q
period 2009-06-30
ARBOR REALTY TRUST INC
filed 2009-08-07
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32136
Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0057959
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 900
Uniondale, NY	11553
(Address of principal executive offices)	(Zip Code)
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 25,387,410 outstanding (excluding 279,400 shares held in the treasury) as of August 7, 2009.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets:
Cash and cash equivalents	$29,517,467	$832,041
Restricted cash	66,605,006	93,219,133
Loans and investments, net	1,925,689,370	2,181,683,619
Available-for-sale securities, at fair value	146,973	529,104
Securities held-to-maturity, net	68,884,086	58,244,348
Investment in equity affiliates	66,264,744	29,310,953
Real estate owned, net	48,267,318	46,478,994
Due from related party	—	2,933,344
Prepaid management fee — related party	26,340,397	26,340,397
Other assets	71,054,687	139,664,556

Total assets	$2,302,770,048	$2,579,236,489

Liabilities and Equity:
Repurchase agreements	$4,388,250	$60,727,789
Collateralized debt obligations	1,113,600,316	1,152,289,000
Junior subordinated notes to subsidiary trust issuing preferred securities	259,173,610	276,055,000
Notes payable	442,186,353	518,435,437
Note payable — related party	—	4,200,000
Mortgage note payable	41,440,000	41,440,000
Due to related party	4,745,351	993,192
Due to borrowers	5,983,548	32,330,603
Deferred revenue	77,123,133	77,123,133
Other liabilities	82,187,665	134,647,667

Total liabilities	2,030,828,226	2,298,241,821

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,666,810 shares issued, 25,387,410 shares outstanding at June 30, 2009 and 25,421,810 shares issued, 25,142,410 shares outstanding at December 31, 2008	256,668	254,218
Additional paid-in capital	449,733,531	447,321,186
Treasury stock, at cost - 279,400 shares	(7,023,361)	(7,023,361)
Accumulated deficit	(115,754,033)	(62,939,722)
Accumulated other comprehensive loss	(57,210,449)	(96,606,672)

Total Arbor Realty Trust, Inc. stockholders’ equity	270,002,356	281,005,649

Noncontrolling interest in consolidated entity	1,939,466	(10,981)

Total equity	271,941,822	280,994,668

Total liabilities and equity	$2,302,770,048	$2,579,236,489

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Interest income	$31,687,984	$51,869,164	$62,188,007	$107,285,494
Property operating income	1,587,692	—	3,058,488	—
Other income	782,410	28,629	798,660	49,322

Total revenue	34,058,086	51,897,793	66,045,155	107,334,816

Expenses:
Interest expense	21,091,121	27,857,322	40,241,937	59,161,421
Employee compensation and benefits	3,509,911	2,686,002	5,901,895	4,663,345
Selling and administrative	2,681,579	2,793,161	4,763,921	4,331,227
Property operating expenses	1,612,965	—	2,944,110	—
Depreciation and amortization	283,022	—	566,044	—
Other-than-temporary impairment	382,130	—	382,130	—
Provision for loan losses	23,000,000	2,000,000	90,500,000	5,000,000
Loss on restructured loans	23,790,835	—	32,827,749	—
Management fee — related party	6,277,623	2,153,838	7,000,000	4,733,272

Total expenses	82,629,186	37,490,323	185,127,786	77,889,265

(Loss) income before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and loss from equity affiliates	(48,571,100)	14,407,470	(119,082,631)	29,445,551
Gain on exchange of profits interest	—	—	55,988,411	—
Gain on extinguishment of debt	21,464,957	—	47,731,990	—
Loss on termination of swaps	(8,729,408)	—	(8,729,408)	—
Loss from equity affiliates	(12,664,152)	(562,000)	(10,157,018)	(562,000)

Net (loss) income	(48,499,703)	13,845,470	(34,248,656)	28,883,551
Net income attributable to noncontrolling interest	57,292	2,117,464	18,562,077	4,450,754

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(48,556,995)	$11,728,006	$(52,810,733)	$24,432,797

Basic (loss) earnings per common share	$(1.92)	$0.56	$(2.09)	$1.18

Diluted (loss) earnings per common share	$(1.92)	$0.56	$(2.09)	$1.18

Dividends declared per common share	$—	$0.62	$—	$1.24

Weighted average number of shares of common stock outstanding:
Basic	25,333,564	20,906,383	25,238,515	20,739,081

Diluted	25,333,564	24,721,660	25,238,515	24,562,520

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2009
(Unaudited)

									Total Arbor	Non-
			Common					Accumulated	Realty Trust,	controlling
		Common	Stock	Additional	Treasury			Other	Inc.	Interest in
	Comprehensive	Stock	Par	Paid-in	Stock	Treasury	Accumulated	Comprehensive	Stockholders’	Consolidated
	Income (1)	Shares	Value	Capital	Shares	Stock	Deficit	Loss	Equity	Entity	Total
Balance — January 1, 2009		25,421,810	$254,218	$447,321,186	(279,400)	$(7,023,361)	$(62,939,722)	$(96,606,672)	$281,005,649	$(10,981)	$280,994,668
Stock-based compensation		245,000	2,450	2,412,345					2,414,795		2,414,795
Distributions - preferred stock of private REIT							(3,578)		(3,578)		(3,578)
Net (loss) income	$(34,248,656)						(52,810,733)		(52,810,733)	18,562,077	(34,248,656)
Distribution to non-controlling interest										(16,611,630)	(16,611,630)
Unrealized gain on derivative financial instrument	16,622,907							16,622,907	16,622,907		16,622,907
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	22,773,316							22,773,316	22,773,316		22,773,316

Balance — June 30, 2009	$5,147,567	25,666,810	$256,668	$449,733,531	(279,400)	$(7,023,361)	$(115,754,033)	$(57,210,449)	$270,002,356	$1,939,466	$271,941,822

(1)	Comprehensive income for the six months ended June 30, 2008 was $26,881,924.
See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net (loss) income	$(34,248,656)	$28,883,551
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	566,044	170,913
Stock-based compensation	2,414,795	2,055,922
Other-than-temporary impairment	382,130	—
Gain on exchange of profits interest	(55,988,411)	—
Gain on extinguishment of debt	(47,731,990)	—
Provision for loan losses	90,500,000	5,000,000
Loss on restructured loans	32,827,749	—
Loss on termination of swaps	8,729,408
Amortization and accretion of interest and fees	1,890,442	(766,404)
Change in fair value of non-qualifying swaps	3,349,773	(674,397)
Non-cash incentive compensation to manager — related party	—	1,385,918
Loss from equity affiliates	10,157,018	562,000
Changes in operating assets and liabilities:
Other assets	15,186,786	(11,797,584)
Other liabilities	(5,871,052)	(13,394,474)
Deferred fees	2,467,808	1,014,315
Due to (from) related party	7,738,692	(957,704)

Net cash provided by operating activities	$32,370,536	$11,482,056

Investing activities:
Loans and investments funded, originated and purchased, net	(4,169,262)	(287,005,064)
Payoffs and paydowns of loans and investments	90,719,093	427,986,599
Proceeds from sale of loans	23,250,000	—
Due to borrowers	(6,141,287)	(9,873,294)
Principal collection on securities held-to-maturity	1,377,569	—
Purchase of securities held-to-maturity	(10,670,000)	(58,062,500)
Investment in real estate, net	(59,986)	(1,073,153)
Distributions from equity affiliates	1,151,217	177,499

Net cash provided by investing activities	$95,457,344	$72,150,087

Financing activities:
Proceeds from notes payable and repurchase agreements	10,680,633	212,693,265
Payoffs and paydowns of notes payable and repurchase agreements	(123,478,929)	(219,647,463)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	(1,265,625)	—
Payoff of notes payable — related party	(4,200,000)	—
Proceeds from collateralized debt obligations	500,000	27,000,000
Payoffs and paydowns of collateralized debt obligations	(14,570,938)	(48,360,000)
Change in restricted cash	26,614,127	(4,963,532)
Payments on swaps to hedge counterparties	(46,420,588)	(79,770,000)
Receipts on swaps from hedge counterparties	56,105,000	83,810,000
Distributions paid to noncontrolling interest	(111,630)	(4,682,326)
Distributions paid on stock	(3,578)	(25,736,290)
Payment of deferred financing costs	(2,990,926)	—

Net cash used in financing activities	$(99,142,454)	$(59,656,346)

Net increase in cash and cash equivalents	$28,685,426	$23,975,797
Cash and cash equivalents at beginning of period	832,041	22,219,541

Cash and cash equivalents at end of period	$29,517,467	$46,195,338

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Supplemental cash flow information:
Cash used to pay interest	$32,868,099	$60,253,699

Cash (received) used for taxes	$(78,943)	$57,160

Supplemental schedule of non-cash financing activities:
Investment in real estate, net	$2,925,428	$—

Margin calls applied to repurchase agreements	$4,845,810	$—

Termination of swaps	$17,034,929	$—

Retirement of common equity in trust preferred securities	$7,726,385	$—

Collateral on swaps to hedge counterparties	$—	$3,500,000

Assumption of mortgage note payable	$—	$41,440,000

Redemption of operating partnership units for common stock	$—	$67,306,291

Issuance of common stock for management incentive fee	$—	$2,235,313

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
          The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT–taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT–taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.
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
          In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At June 30, 2009, the Company had $425.3 million remaining under the previously mentioned shelf registration.
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
          The Company had 25,387,410 shares of common stock outstanding at June 30, 2009 and 25,142,410 shares of common stock outstanding at December 31, 2008.
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
          The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures which the Company controls. Entities which the Company does not control and entities which are variable interest entities in which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. Upon adoption of SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB No. 51,” noncontrolling interest in consolidated entity is classified in the Company’s Consolidated Balance Sheet in the “Equity” section of the current quarter’s presentation and was disclosed as a separate mezzanine section in prior quarter’s presentation and net (loss) income is split out between noncontrolling interest and Arbor Realty Trust, Inc. and was disclosed as one line in prior quarter’s presentation.
          The preparation of consolidated interim financial statements in conformity with Generally Accepted Accounting Principals in the United States (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the consolidated interim financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009.
          The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
          Restricted Cash
          At June 30, 2009 and December 31, 2008, the Company had restricted cash of $66.6 million and $93.2 million, respectively, most of which was on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 8 – “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter.
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
          In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when it has occurred. FSP FAS 115-2 and FAS 124-2 requires the recording of a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment on debt securities from retained earnings to accumulated other comprehensive income. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s Consolidated Financial Statements and no such reclassification was necessary in the second quarter of 2009.
          In April 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 became effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 did not have a material effect on the Company’s Consolidated Financial Statements.
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
June 30, 2009
(Unaudited)
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
          If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $221.0 million relating to 22 loans with an aggregate carrying value, before reserves, of approximately $605.7 million at June 30, 2009 and $130.5 million in allowance for loan losses relating to ten loans with an aggregate carrying value, before reserves, of approximately $443.2 million at December 31, 2008.
          Revenue Recognition
          Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company did not record interest income on such investments for the three and six month periods ended June 30, 2009 as compared to $0.3 million for the six months ended June 30, 2008. No such income had been recognized for the three months ended June 30, 2008. These amounts represent profits interest received in accordance with the contractual agreement with the borrower.
     Property operating income — Property operating income represents operating income associated with the operations of two commercial real estate properties recorded as real estate owned, net. See Note 7 – “Real Estate Owned, Net” for further details. For the three and six month periods ended June 30, 2009, the Company recorded approximately $1.6 million and $3.1 million, respectively, of property operating income relating to the Company’s real estate owned. There was no property operating income for the three and six months ended June 30, 2008.
     Other income — Other income represents fees received for loan structuring and defeasance fees, and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.
          Income or Losses from Equity Affiliates
          The Company invests in joint ventures that are formed to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statements of Operations as income or losses from equity affiliates.
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
          Income Taxes
          The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT–taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT–taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. The Company did not record a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three and six months ended June 30, 2009 and 2008. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three and six months ended June 30, 2009 and 2008.
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
          Other Comprehensive Income / (Loss)
          SFAS No. 130 “Reporting Comprehensive Income,” divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available for sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At June 30, 2009 and December 31, 2008, accumulated other comprehensive loss was $57.2 million and $96.6 million, respectively, and consisted of net unrealized losses on derivatives designated as cash flow hedges.
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
June 30, 2009
(Unaudited)
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
          In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. Derivatives are used for hedging purposes rather than speculation. See Note 9 – “Derivative Financial Instruments” for further details.
          Variable Interest Entities
          FASB issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46”), which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.
          The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. In addition, the Company has evaluated its investments in collateralized debt obligation securities and has determined that the issuing entities are considered VIEs under the provisions of FIN 46, but has determined that the Company is not the primary beneficiary. As of June 30, 2009, the Company has identified 40 loans and investments which were made to entities determined to be VIEs with an aggregate carrying amount of $864.5 million. These VIE entities had exposure to real estate debt of approximately $3.4 billion at June 30, 2009.
          For the 40 VIEs identified, the Company has determined that it is not the primary beneficiary, and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment, as appropriate.
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
          Recently Issued Accounting Pronouncements
          SFAS No. 168 – In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” by establishing the FASB Accounting Standards

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accounting Standards Updates will serve to update the Codification. SFAS 168 is effective for reporting periods that end on or after September 15, 2009. The adoption of SFAS 168 is not expected to have a material effect on the Company’s Consolidated Financial Statements.
          SFAS No. 167 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN No. 46(R) “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” by prescribing an ongoing qualitative rather than quantitative assessment of the Company’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the Company’s rights or obligations to receive benefits or absorb losses in order to determine whether those entities will be required to be consolidated in the Company’s Consolidated Financial Statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential effect of adopting SFAS 167 on the Company’s Consolidated Financial Statements.
          SFAS No. 166 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets – an amendment of Statement No. 140.” SFAS 166 amends the de-recognition guidance in FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125”, eliminating the exemption from consolidation for qualifying special-purpose entities, and requires more disclosure about the transfer and the transfer’s continuing involvement in the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material effect on the Company’s Consolidated Financial Statements.
          SFAS No. 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are available to be issued, including disclosure of the date through which subsequent events have been evaluated and whether the date corresponds with the release of the financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s Consolidated Financial Statements.
          FSP FAS 141(R)-1 – In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 (“FSP FAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 provides guidance on accounting for business combinations. It addresses issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material effect on the Company’s Consolidated Financial Statements.
          FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position No. FSP 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement under SFAS 157, “Fair Value Measurement.” FSP FAS 157-4 applies to all fair value measurements prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Note 3 — Loans and Investments
          The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated.

					At June 30, 2009		At December 31, 2008
	June 30,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2009	of Total	2008	of Total	Count	Pay Rate	Count	Pay Rate
	(Unaudited)				(Unaudited)
Bridge loans	$1,318,849,841	61%	$1,441,846,251	62%	58	5.52%	58	6.22%

Mezzanine loans	343,430,781	16%	364,937,818	16%	37	5.82%	42	7.03%

Junior participation loans	298,227,590	14%	298,278,363	13%	16	4.79%	16	6.60%

Preferred equity
Investments	195,407,490	9%	205,247,126	9%	18	2.87%	18	4.05%

Other	—	—	12,418,110	nm	—	—	2	8.73%

	2,155,915,702	100%	2,322,727,668	100%	129	5.23%	136	6.22%

Unearned revenue	(9,226,332)		(10,544,049)

Allowance for loan losses	(221,000,000)		(130,500,000)

Loans and investments, net	$1,925,689,370		$2,181,683,619

nm	—	not meaningful
Concentration of Borrower Risk
          The Company is subject to concentration risk in that, as of June 30, 2009, the unpaid principal balance related to 31 loans with five unrelated borrowers represented approximately 29% of total assets. At December 31, 2008 the unpaid principal balance related to 34 loans with five unrelated borrowers represented approximately 28% of total assets. As of June 30, 2009 and December 31, 2008, the Company had 129 and 136 loans and investments, respectively. As of June 30, 2009, 37.7%, 13.1%, and 10.6% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively. As of December 31, 2008, 39.8%, 12.1%, and 9.8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively.
Impaired Loans and Allowance for Loan Losses
          The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at June 30, 2009, it was determined that 22 loans with an aggregate carrying value, before reserves, of $605.7 million were impaired. The $605.7 million of impaired loans included five loans which were modified during the second quarter 2009 with an aggregate carrying value of $117.5 million, reserves of $25.0 million and unfunded loan commitments of $1.6 million as of June 30, 2009. At December 31, 2008, it was determined that ten loans with an aggregate carrying value, before reserves, of $443.2 million were impaired.
          The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $23.0 million and $90.5 million provision for loan losses for the three and six months ended June 30, 2009, respectively. Of the $23.0 million of loan loss reserves recorded during the three months ended June 30, 2009, $19.2 million was on loans that previously had reserves while $3.8 million of reserves related to other loans in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
the Company’s portfolio. Of the $90.5 million of loan loss reserves recorded during the six months ended June 30, 2009, $29.7 million was on loans that previously had reserves while $60.8 million of reserves related to other loans in the Company’s portfolio. The Company recorded a $2.0 million and $5.0 million provision for loan losses for the three and six months ended June 30, 2008, respectively.
          A summary of the changes in the allowance for loan losses is as follows:

For the Six
Months Ended
June 30, 2009
Allowance at beginning of the period	$130,500,000
Provision for loan losses	90,500,000
Charge-offs	—

Allowance at end of the period	$221,000,000

          As of June 30, 2009, nine loans with a net carrying value of approximately $188.4 million, net of related loan loss reserves of $97.2 million, were classified as non-performing. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2008, four loans with a net carrying value of approximately $113.0 million, net of related loan loss reserves of $20.5 million, were classified as non-performing for which income recognition had been suspended.
          During the quarter ended June 30, 2009, the Company sold a bridge loan with a carrying value of $47.0 million, at a discount, for approximately $23.2 million and recorded a loss on restructuring of $23.8 million. In connection with this transaction, the Company used the proceeds to settle a $37.0 million repurchase facility in which this asset was financed for a cash payment of approximately $22.0 million, resulting in a gain on extinguishment of debt of approximately $15.0 million. See Note 8 – “Debt Obligations” for further information relating to this transaction.
          During the quarter ended March 31, 2009, the Company received $11.8 million in principal paydowns on two loans with a carrying value of $22.9 million and recorded a loss on the restructuring of these loans of approximately $9.0 million.
Note 4 — Available-For-Sale Securities
          The following is a summary of the Company’s available-for-sale securities at June 30, 2009.

		Other-Than-
	Carrying	Temporary	Unrealized	Estimated
	Value	Impairment	Loss	Fair Value
Common equity securities	$529,104	$(382,131)	$—	$146,973

Total available-for-sale securities	$529,104	$(382,131)	$—	$146,973

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
          The following is a summary of the Company’s available-for-sale securities at December 31, 2008.

		Other-Than-
	Carrying	Temporary	Unrealized	Estimated
	Value	Impairment	Loss	Fair Value
Common equity securities	$16,715,584	$(16,186,480)	$—	$529,104

Total available-for-sale securities	$16,715,584	$(16,186,480)	$—	$529,104

          During 2007, the Company purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million, which had a fair value of $0.1 million at June 30, 2009 and a fair value of $0.5 million at December 31, 2008. In 2008, the Company concluded that these securities were other-than-temporarily impaired under GAAP and recorded $16.2 million of impairment charges to the Consolidated Statements of Operations.
          As of June 30, 2009, these securities have been in an unrealized loss position for more than twelve months. GAAP requires that these securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Management closely monitors market conditions on which it bases such decisions. At June 30, 2009, the Company believed that based on market events and the unfavorable prospects for near term recovery of value, that there was a lack of evidence to support the conclusion that the fair value decline was temporary. Therefore, at June 30, 2009, the Company concluded that these securities were other-than-temporarily impaired under GAAP and recorded a $0.4 million impairment charge to the Consolidated Statements of Operations.
          These securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. At June 30, 2009 and December 31, 2008, all losses in fair value to date were recorded as other-than-temporary impairments, and therefore have been recognized in earnings.
Note 5 — Securities Held-To-Maturity
          The following is a summary of the Company’s securities held-to-maturity at June 30, 2009.

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment (1)	Value	Gain	Loss	Fair Value (2)
Collateralized debt obligation bonds	$81,322,431	$59,466,017	$(1,387,500)	$58,078,517	$100,000	$(42,043,517)	$16,135,000
Commercial mortgage-backed securities	$15,000,000	$10,805,569	$—	$10,805,569	$3,627,401	$—	$14,432,970

Total securities held-to-maturity	$96,322,431	$70,271,586	$(1,387,500)	$68,884,086	$3,727,401	$(42,043,517)	$30,567,970

(1)	Cumulative total.

(2)	The aggregate estimated fair value of the five collateralized debt obligation bonds in an unrealized loss position at June 30, 2009 was $16,035,000.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
          The following is a summary of the Company’s securities held-to-maturity at December 31, 2008.

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Value	Gain	Loss	Fair Value (1)
Collateralized debt obligation bonds	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

Total securities held-to-maturity	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

(1)	The aggregate estimated fair value of the five collateralized debt obligation bonds in an unrealized loss position at December 31, 2008 was $18,560,000.
          The following is a summary of the underlying credit rating of the Company’s securities held-to-maturity at June 30, 2009 and December 31, 2008.

	At June 30, 2009			At December 31, 2008
		Amortized	Percent		Amortized	Percent
Rating (2)	#	Cost	of Total	#	Cost	of Total
AAA	5	$51,264,373	73%	3	$41,097,282	69%
AA+	1	7,781,503	11%	1	7,659,013	13%
AA-	1	9,838,210	14%	1	9,488,053	16%
BB+	1	1,387,500	2%	1	1,387,500	2%

	8	$70,271,586	100%	6	$59,631,848	100%

(2)	Based on the rating published by Standard & Poor’s for each security.
          During the second quarter of 2009, the Company purchased $15.0 million of investment grade commercial mortgage-backed securities (“CMBS”) for $10.7 million plus accrued interest, representing a $4.3 million discount to their face value. This discount is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three months ended June 30, 2009, the Company accreted approximately $0.1 million of this discount into interest income. These securities bear interest at a weighted average coupon rate of 5.79%, have a weighted average stated maturity of 30.2 years but have an estimated average remaining life of 5.2 years due to the maturities of the underlying assets.
          During the second quarter of 2008, the Company purchased $82.7 million of investment grade commercial real estate (“CRE”) collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. This discount is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three and six months ended June 30, 2009, the Company accreted approximately $0.6 million and $1.2 million, respectively, of this discount into interest income, representing accretion on approximately $21.0 million of the total discount. These securities bear interest at a weighted average spread of 40 basis points over LIBOR, have a weighted average stated maturity of 37.2 years but have an estimated average remaining life of 5.3 years due to the maturities of the underlying assets. During the three and six months ended June 30, 2009, the Company received repayments of principal of $0.4 million and $1.4 million, respectively on one of the Company’s CDO bond securities held-to-maturity.
          For the three and six months ended June 30, 2009, the average yield on the Company’s held-to-maturity securities based on their face values was 4.93% and 4.66%, respectively, including the accretion of discount. For the three months ended June 30, 2008, the average yield on the Company’s CDO bond securities held-to-maturity based on their face values was 7.52%, including the accretion of discount.
          Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. GAAP accounting standards require that

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
held to maturity securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. In addition, as of June 30, 2009, the Company does not intend to sell these investments, nor does the Company believe it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. As of June 30, 2009, the Company’s CDO bond investments were in an unrealized loss position for more than twelve months, as the Company’s carrying value was in excess of their market value. However, based on its analysis as of June 30, 2009, the Company expects to fully recover the carrying value of these investments and has concluded that with exception of one $1.4 million bond, these investments are not other-than-temporarily impaired. During the fourth quarter of 2008, the Company determined that one BB+ rated CDO bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s financial statements. In addition, the Company’s CMBS investments were not in an unrealized loss position for more than twelve months and were not determined to be other-than-temporarily impaired. The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment. The Company’s efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. As of June 30, 2009 the Company does not intend to sell the securities, nor does the Company believe it is more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, which may be at maturity. This combined with the Company’s assessment of cash flows, is the basis for the conclusion that these investments are not impaired despite the differences between estimated fair value and book value. The Company attributes the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.
          In 2008, the Company entered into a repurchase agreement with a financial institution for the purpose of financing a portion of the Company’s CDO bond securities. During the six months ended June 30, 2009, the Company paid down approximately $1.3 million of this facility as a result of a decrease in values associated with a change in market interest rate spreads. At June 30, 2009 and December 31, 2008, current borrowings totaled approximately $1.6 million and $8.2 million, respectively.
Note 6 — Investment in Equity Affiliates
          The following is a summary of the Company’s investment in equity affiliates at June 30, 2009 and December 31, 2008:

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	June 30,	December 31,	June 30,
Equity Affiliates	2009	2008	2009
930 Flushing & 80 Evergreen	$491,975	$491,975	$24,515,849
450 West 33rd Street	1,136,960	1,136,960	50,000,000
1107 Broadway	5,720,000	5,720,000	—
Alpine Meadows	—	10,157,018	30,500,000
St. John’s Development	2,348,783	3,500,000	25,000,000
Lightstone Value Plus REIT L.P	55,988,411	—	—
Issuers of Junior Subordinated Notes	578,615	8,305,000	—

Total	$66,264,744	$29,310,953	$130,015,849

          The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method of accounting and the remaining investments under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Alpine Meadows
     In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and the Company will be allocated 65% of the losses. The Company also provided a $30.5 million first mortgage loan that matures in August 2009 and bears interest at pricing over one month LIBOR. The outstanding balance on this loan was $30.5 million at June 30, 2009. For the three and six months ended June 30, 2009, the Company recorded a loss of $0.9 million and income of $1.6 million, respectively from this equity investment. This amount reflects Arbor’s portion of the joint venture’s income, net of depreciation expense, and was recorded in income from equity affiliates and as an increase to the Company’s investment in equity affiliates on the balance sheet. In the second quarter of 2009, the Company recorded an other-than-temporary impairment of $11.7 million for the remaining amount of this investment in loss from equity affiliates in the Company’s Consolidated Statements of Operations. APB 18 requires that these investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value.
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
     The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan will be recorded as a return of capital and reduction of the Company’s equity investment. For the three and six months ended June 30, 2009, the Company recorded $0.5 million and $1.2 million, respectively of such interest, and as a result, has a $2.3 million investment as of June 30, 2009. The Company retains a non-controlling 50% equity interest in the property and accounts for this investment under the equity method. No income from this equity interest has been recognized for the three and six months ended June 30, 2009 and 2008.
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
June 30, 2009
(Unaudited)
the loan secured by the consolidated entity’s 25% interest in POM which was recorded in notes payable, a $16.5 million receivable from the third party member share of the consolidated entity’s 25% interest which was recorded in other assets and a deferred expense related to the incentive management fee of approximately $7.3 million.
          In the fourth quarter of 2008, the Company received a $1.0 million distribution from POM related to its 24.17% equity and profits interest, the result of excess proceeds from the operations of the business. Of the distribution received by the Company, $1.0 million was recorded as interest income, representing the distribution received from the 25% profits interest, $0.3 million was recorded as net income attributable to noncontrolling interest relating to a third party member’s 8.33% noncontrolling interest share of the profits interest and $0.3 million was recorded as income netted in loss from equity affiliates, representing the portion received from the Company’s 7.5% equity interest. In accordance with the agreement, $0.7 million of the distribution relating to the 16.67% profits interest was used to pay down a portion of the $33 million of debt and will reduce the value of the Company’s interest when exchanged for preferred and common operating partnership units at closing, thereby reducing the Company’s future gain.
          In March 2009, the Company exchanged its 16.67% interest in Prime Outlets for approximately $37.3 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. and the $33.4 million loan is now secured by Arbor’s preferred and common operating partnership units. The Company accounts for this investment under the cost method. In June 2013, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4%. The Company retained its 7.5% equity interest in POM. During the quarter ended June 30, 2009, the Company recorded $0.7 million of dividends from the preferred and common operating partnership units which were reflected in interest income in the Company’s Consolidated Statement of Operations.
          Through the consolidated entity that owned the 16.67%, the Company recorded in its first quarter 2009 financial statements an investment of approximately $56.0 million for the preferred and common operating partnership units, gain on exchange of profits interest of approximately $56.0 million, net income attributable to noncontrolling interest of approximately $18.7 million related to the third party members portion of income recorded, noncontrolling interest due to the third party member of approximately $2.1 million and a reduction of a $16.5 million receivable from the third party member which was previously recorded in other assets. In accordance with APB 29, “Accounting for Nonmonetary Transactions”, as amended by FAS No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” the gain of $56.0 million reflects the fair value of the investment in preferred and operating partnership units received in exchange for the 16.67% profits interest. The Company’s profits interest had no cost basis at the time of the exchange.
          In addition, the Company prepaid approximately $7.3 million in incentive management fees to its manager in 2008 related to this transaction. In accordance with the management agreement, installments of the annual incentive fee are subject to potential reconciliation at the end of the 2009 fiscal year.
Issuers of Junior Subordinated Notes
          As of December 31, 2008, the Company invested $8.3 million for 100% of the common shares of nine affiliate entities of the Company which were formed to facilitate the issuance of $276.1 million of junior subordinated notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at a variable rate based on three-month LIBOR.
          In May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company, which was recorded in investment in equity affiliates, in exchange for $268.4 million of newly issued unsecured junior subordinated notes. As a result of this transaction, the Company retired its $7.4 million of common equity and corresponding trust preferred securities reducing its investment in these entities to $0.6 million as of June 30, 2009. In addition, in March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Company’s operating partnership for $1.3 million. In connection with this transaction, during the second quarter of 2009, the Company retired approximately $0.3 million of common equity related to these junior subordinated notes. See Note 8 — “Debt Obligations” for further information relating to these transactions.
Note 7 — Real Estate Owned, Net
          The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the Company foreclosed on the property secured by the loan. As a result, during the second quarter of 2009 the Company recorded this investment on its balance sheet as real estate owned, net at a fair value of $2.9 million. For the three months ended June 30, 2009, the Company recorded property operating income of $0.2 million and property operating expenses of $0.3 million.
          The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its balance sheet as real estate owned, net at fair value which included the Company’s $3.5 million carrying value of the loan and $41.4 million first lien in mortgage notes payable. For the three and six months ended June 30, 2009, the Company recorded property operating income of $1.4 million and $2.9 million, property operating expenses of $1.3 million and $2.6 million and depreciation and amortization of $0.3 million and $0.6 million, respectively, to earnings. At June 30, 2009, this investment’s balance sheet was comprised of land of $6.2 million, building and leasehold improvements net of depreciation and allowances totaling $39.1 million, cash of $0.1 million, other assets of $1.6 million, mortgage note payable of $41.4 million, and other liabilities of $1.5 million.
          The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008, the Company established a $2.5 million provision for loan loss related to this property reducing the carrying value to $7.4 million as of June 30, 2009. In August 2009, the Company was the winning bidder at a UCC foreclosure sale of the property securing this loan which will be recorded as real estate owned, net in the Company’s third quarter 2009 Consolidated Financial Statements.
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
Repurchase Agreements
          The following table outlines borrowings under the Company’s repurchase agreements as of June 30, 2009 and December 31, 2008:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	June 30, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Repurchase agreement, financial institution, $200 million committed line, terminated in June 2009, interest was variable based on one-month LIBOR, the weighted average note rate was 1.50%	$—	$—	$36,961,289	$49,547,947

Repurchase agreement, financial institution, $2.8 million committed line at June 30, 2009, expiration June 2010, interest is variable based on one-month LIBOR; the weighted average note rate was 2.34% and 3.07%, respectively	2,810,000	4,123,938	15,554,000	19,240,188

Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three-month LIBOR; the weighted average note rate was 1.78% and 2.48%, respectively	1,578,250	11,159,065	8,212,500	12,089,904

Total repurchase agreements	$4,388,250	$15,283,003	$60,727,789	$80,878,039

          At June 30, 2009, the aggregate weighted average note rate for the Company’s repurchase agreements was 2.14%. There were no interest rate swaps on these repurchase agreements at June 30, 2009.
          The Company had a $200.0 million repurchase agreement with a financial institution which had a term expiring in October 2009 and bore interest at pricing over LIBOR, varying on the type of asset financed. In June 2009, this facility, with approximately $37.0 million outstanding, was satisfied at a discount for $22.0 million resulting in a $15.0 million gain on extinguishment of debt. In connection with this transaction, the Company sold a bridge loan financed in this facility with a carrying value of $47.0 million, at a discount, for approximately $23.2 million and recorded a loss on restructuring of $23.8 million. The proceeds were used to satisfy the $22.0 million cash payment.
          The Company has a $100.0 million repurchase agreement that bears interest at 250 basis points over LIBOR and had a maturity date of June 2009. In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount to $2.8 million reflecting the one asset currently financed in this facility. During the six months ended June 30, 2009, the Company paid down approximately $12.7 million of this facility. At June 30, 2009, the aggregate outstanding balance under this facility was $2.8 million.
          In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During 2009, the Company paid down approximately $1.3 million of this debt, due to a decrease in values associated with a change in the market interest rate spreads. At June 30, 2009, the aggregate outstanding balance in this facility was approximately $1.6 million.
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
Junior Subordinated Notes
          The following table outlines borrowings under the Company’s junior subordinated notes as of June 30, 2009 and December 31, 2008:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	June 30, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $29.4 million and $27.1 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 5.25%, respectively	$26,263,144	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 8.32%, respectively	25,025,187	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $6.2 million and $25.8 million, respectively, interest rate variable based on three-month LIBOR, the weighted average note rate was 3.85% and 7.42%, respectively	6,237,308	25,774,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 6.85%, respectively	25,025,187	25,774,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million and $51.6 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 6.85%, respectively	24,399,557	51,550,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $51.6 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.93%, respectively	25,025,187	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $13.0 million and $15.5 million, respectively, interest rate variable based on three-month LIBOR, the weighted average note rate was 3.16% and 7.86%, respectively	13,041,307	15,464,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million and $14.4 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.22%, respectively	14,012,613	14,433,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million and $38.7 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.22%, respectively	28,150,338	38,660,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,025,187	—

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,650,817	—

Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	18,966,463	—

Junior subordinated notes, maturity June 2035, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,351,315	—

Total junior subordinated notes	$259,173,610	$276,055,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
          At June 30, 2009, the aggregate weighted average pay rate for the Company’s junior subordinated notes was 0.70%, however, based upon the accounting treatment for the restructure, the effective rate was 3.93%. There were no interest rate swaps on these junior subordinated notes at June 30, 2009.
          In May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum until April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%. The Company paid transaction fees of approximately $1.2 million to the issuers of the junior subordinated notes related to this restructuring which will be amortized on an effective yield over the life of the notes. Furthermore, the 12% increase to the face amount due upon maturity will be amortized into expense over the life of the notes.
          In July 2009, the Company restructured its remaining $18.7 million of trust preferred securities that were not exchanged from the May 2009 restructuring transaction previously disclosed. The Company amended the $18.7 million of junior subordinated notes to $20.9 million of unsecured junior subordinated notes, representing 112% of the original face amount. The amended notes bear a fixed interest rate of 0.50% per annum for a period of approximately three years, the modification period. Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.74%. The Company paid a transaction fee of approximately $0.1 million to the issuers of the junior subordinated notes related to this restructuring.
          During the Modification Periods, the Company will be permitted to make distributions of up to 100% of taxable income to common shareholders. The Company has agreed that such distributions will be paid in the form of the Company’s stock to the maximum extent permissible under the Internal Revenue Service rules and regulations in effect at the time of such distribution, with the balance payable in cash. This requirement regarding distributions in stock can be terminated by the Company at any time, provided that the Company pays the note holders the original rate of interest from the time of such termination.
          The junior subordinated notes are unsecured, have a maturity of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, the Company had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above, resulting in a loss on termination of swaps of $8.7 million in the Company’s second quarter 2009 Financial Statements. See Note 9 — “Derivative Financial Instruments” for further information relating to these derivatives.
          In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for $1.3 million. In 2009, ACM purchased these notes from third party investors for $1.3 million. The Company recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction in the Company’s first quarter 2009 Financial Statements. In connection with this transaction, during the second quarter of 2009, the Company retired approximately $0.3 million of common equity related to these junior subordinated notes.
          The carrying value under these facilities was $259.2 million at June 30, 2009 and $276.1 million at December 31, 2008. The current weighted average note rate was 0.70% at June 30, 2009 and 7.21% at December 31, 2008, however, based upon the accounting treatment for the restructure, the effective rate was 3.93% at June 30, 2009. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Notes Payable
          The following table outlines borrowings under the Company’s notes payable as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Term credit agreement, Wachovia Bank, National Association, $473 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 2.97% and 3.34%, respectively (1)	$237,680,634	$362,016,619	$280,182,244	$476,593,594

Revolving credit agreement, Wachovia Bank, National Association, $100 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 2.96% and 3.08%, respectively (1)	64,048,369	93,646,694	64,834,510	101,260,891

Term credit agreement, Wachovia Bank, National Association, $69 million committed line, expiration November 2009, interest is variable based on one-month LIBOR; the weighted average note rate was 2.85% and 2.98%, respectively (1)	30,256,263	16,264,516	32,948,717	29,604,167

Bridge loan warehouse, financial institution, $13.5 million committed line, expiration May 2010, interest rate variable based on LIBOR or Prime, the weighted average note rate was 3.86% and 5.15%, respectively	11,835,414	12,793,046	43,762,001	53,828,592

Working capital facility, Wachovia Bank, National Association; $45 million committed line, expiration July 2009, interest is variable based on one-month LIBOR, the weighted average note rate was 5.38% and 5.51%, respectively (1)	41,907,965	—	41,907,965	—

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%, respectively	50,157,708	55,988,411	48,500,000	—

Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	5,000,000	5,000,000	5,000,000	5,000,000

Junior loan participation, maturity May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$442,186,353	$547,009,286	$518,435,437	$667,587,244

(1)	In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association (“Wachovia”) as discussed below.
          At June 30, 2009, the aggregate weighted average note rate for the Company’s notes payable, including the cost of interest rate swaps on assets financed in these facilities, was 3.48%. Excluding the effect of swaps, the weighted average note rate at June 30, 2009 was 3.14%.
          The Company had two credit agreements with Wachovia at June 30, 2009. The first credit agreement consisted of a $473.0 million term loan and a $100.0 million revolving commitment. The facility had a commitment period of two years with a one year auto extension feature, subject to certain criteria, to November 2010, bore

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
interest at pricing over LIBOR, and eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the previous repurchase agreements. The advance rates for this term facility were similar to the advance rates that existed under the previous repurchase agreements. The $473.0 million term loan component had repayment provisions which included reducing the outstanding balance to $300.0 million by December 31, 2008. The outstanding balance under the term component of this facility was $237.7 million at June 30, 2009. In July 2009, the Company restructured this credit agreement as discussed below. The $100.0 million revolving commitment was used to finance new investments and could have been increased with lender approval to $200.0 million when the term loan was paid down to $400.0 million. The term loan was paid down to $400.0 million on February 15, 2008. The outstanding balance under the revolving component of this facility was $64.0 million at June 30, 2009. In July 2009, the Company restructured this revolving commitment as discussed below.
          The second credit agreement was a $69.0 million term loan which had a commitment period of two years with a one year extension option to November 2010 and bore interest at pricing over LIBOR. This agreement included $10.0 million of annual repayment provisions in quarterly installments. The advance rate on this term facility was higher than the advance rate for the collateral that was in the repurchase agreement and the facility eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the previous repurchase agreement. The Company had also pledged its 7.5% equity interest in POM as part of this agreement. In the second and third year of this term facility, the Company was required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by the Company from its investment in POM, if any. See Note 6 — “Investment in Equity Affiliates” for further details. The outstanding balance under the term component of this facility was $30.3 million at June 30, 2009. In July 2009, the Company restructured this term loan as discussed below.
          The Company had a $70.0 million bridge loan warehouse agreement which had a maturity date of October 2009. In May 2009, the Company amended this facility, extending the maturity to May 2010, with a one year extension option, and reducing the committed amount to $13.5 million. This agreement bears a rate of interest, payable monthly, based on LIBOR plus 3.75%. Pricing is available at Prime or over 1, 2, 3 or 6-month LIBOR, at our option. At June 30, 2009, the aggregate outstanding balance under this facility was $11.8 million. In July 2009, this facility was paid off.
          The Company had a $45.0 million working capital facility with Wachovia with a maturity of June 2009. In June 2009, the maturity was amended to July 2009. The facility required quarterly paydowns of $3.0 million and interest rate pricing over LIBOR of 500 basis points. At June 30, 2009, the aggregate outstanding balance under this facility was $41.9 million. In July 2009, the Company restructured this working capital facility as discussed below.
          During the second quarter of 2008, the Company recorded a $49.5 million note payable related to the POM exchange of profits interest transaction. The note was initially secured by the Company’s interest in POM, matures in July 2016 and bore interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million, bears interest at a fixed rate of 4% and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. See Note 6 — “Investment in Equity Affiliates” for further details. At June 30, 2009, the outstanding balance of this note was $50.2 million.
          The Company had three junior loan participations with a total outstanding balance at June 30, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans.
          In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as follows:
•	The term revolving credit agreement, with an outstanding balance of $64.0 million at June 30, 2009 was combined into the term debt facility with an outstanding balance of $237.7 million at June 30, 2009, along with a portion of the term debt facility with an outstanding balance of $30.3 million at June 30, 2009, and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
$15.0 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 at June 30, 2009. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with an outstanding balance of $317.0 million, which contains a revolving component with $35.0 million of availability, and one working capital facility with an outstanding balance of $56.9 million at July 2009.

•	The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012.

•	The term debt facility requires a $48.0 million reduction over the three year term, with approximately $8.0 million in reductions due every six months beginning in December 2009.

•	Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets.

•	The working capital facility requires quarterly amortization of up to $3.0 million per quarter, $1.0 million per CDO, only if both (a) the CDO is cash flowing to the Company and (b) the Company has a minimum quarterly liquidity level of $27.5 million.

•	Interest rate of LIBOR plus 350 basis points for the term loan facility, compared to LIBOR plus approximately 200 basis points previously and LIBOR plus 800 basis points for the working capital facility, compared to LIBOR plus 500 basis points previously. The Company has also agreed to pay a commitment fee of 1.00% payable over 3 years.

•	The Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015.

•	Annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and the Company maintains $35.0 million of minimum liquidity.

•	The Company’s CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of the Company for the term of the facilities.
In addition, the financial covenants have been reduced to the following:
•	Minimum quarterly liquidity of $7.5 million in cash and cash equivalents.

•	Minimum quarterly GAAP net worth of $150.0 million.

•	Ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.
          The Company is currently evaluating the effect of this transaction on its Consolidated Financial Statements.
Mortgage Note Payable
          During the second quarter of 2008, the Company recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and was recorded in mortgage note payable. The outstanding balance of this mortgage was $41.4 million at June 30, 2009.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Collateralized Debt Obligations
          The following table outlines borrowings under the Company’s collateralized debt obligations as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.91% and 2.41%, respectively	$261,807,428	$275,319,000

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.21% and 3.03%, respectively	331,642,888	343,270,000

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.73% and 1.65%, respectively	520,150,000	533,700,000

Total CDOs	$1,113,600,316	$1,152,289,000

          At June 30, 2009, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.68%. Excluding the effect of swaps, the weighted average note rate at June 30, 2009 was 1.15%.
          As of April 15, 2009, CDO I has reached the end of its replenishment date and will no longer make the $2.0 million amortization payments to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Amortization proceeds from CDO II are distributed quarterly with approximately $1.1 million being paid to investors as a reduction of the CDO liability.
          CDO III has a $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $520.2 million at June 30, 2009 which included $86.7 million outstanding under the revolving note facility. The outstanding note balance for CDO III was $533.7 million at December 31, 2008 which included $86.2 million outstanding under the revolving note facility.
          The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, CDOs are consolidated in the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.
          During the quarter ended June 30, 2009, the Company purchased, at a discount, approximately $4.2 million of investment grade rated notes originally issued by the Company’s CDO II issuing entity for a price of $2.0 million and $7.0 million of investment grade rated notes originally issued by the Company’s CDO III issuing entity for a price of $2.7 million. These notes were purchased from the Company’s manager, ACM. In 2008, ACM purchased the notes from third party investors for $5.0 million. The Company recorded a net gain on extinguishment of debt of $6.5 million from these transactions in its Consolidated Statements of Operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
          During the quarter ended March 31, 2009, the Company purchased, at a discount, approximately $11.5 million of investment grade rated notes originally issued by the Company’s CDO I issuing entity for a price of $2.1 million, $5.1 million of investment grade rated notes originally issued by the Company’s CDO II issuing entity for a price of $1.2 million and $7.1 million of investment grade rated notes originally issued by the Company’s CDO III issuing entity for a price of $2.3 million. Approximately $8.8 million of the investment grade rated CDO notes were purchased from the Company’s manager, ACM for a price of $3.2 million. In 2008, ACM purchased these notes from third party investors for $3.2 million. The Company recorded a net gain on extinguishment of debt of $18.2 million from this transaction in its Consolidated Statements of Operations.
Debt Covenants
          Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity, debt-to-equity ratios and fixed and senior fixed charge coverage ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum tangible net worth requirement with Wachovia at June 30, 2009. The Company’s tangible net worth was $307.2 million at June 30, 2009 and the Company was required to maintain a minimum tangible net worth of $350.0 million with this financial institution. The Company has obtained a waiver of this covenant for June 30, 2009 from this financial institution and the covenant was subsequently amended in conjunction with the debt restructuring with this financial institution as previously disclosed.
          The Company’s CDO bonds contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of June 30, 2009. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The Company has the right to cure covenant breaches which would resume normal residual payments to the Company by purchasing non-performing loans out of the CDOs.
Note 9 — Derivative Financial Instruments
          The Company accounts for derivative financial instruments in accordance with SFAS No. 133 which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss in Arbor Realty Trust, Inc. Stockholders’ Equity until the hedged item is recognized earnings or in net (loss) income attributable to Arbor Realty Trust, Inc., depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
          In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Specifically, the Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its expected cash receipts and its expected cash payments principally related to its investments and borrowings. The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has entered into various interest rate swap agreements to hedge its exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; and (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
          The following is a summary of the derivative financial instruments held by the Company as of June 30, 2009 and December 31, 2008: (Dollars in Thousands)

			Notional Value				Fair Value
						Balance
Designation\			June 30,	December 31,	Expiration	Sheet	June 30,	December 31,
Cash Flow	Derivative	Count	2009	2008	Date	Location	2009	2008
Non-Qualifying	Basis Swaps	10	$1,208,144	$1,303,631	2009 – 2015	Other Assets	$3,843	$7,193

Qualifying	Interest Rate Swaps	2	$53,518	$—	2012 – 2016	Other Assets	$873	$—

Qualifying	Interest Rate Swaps	32	$668,786	$926,428	2010 – 2017	Other Liabilities	$(51,429)	$(98,162)

          The fair value of Non-Qualifying Hedges was $3.8 million and $7.2 million as of June 30, 2009 and December 31, 2008, respectively, and is recorded in other assets in the Consolidated Balance Sheet. These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS No. 133. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. In June 2009, $95.5 million of these basis swaps matured and the notional values were settled. For the six months ended June 30, 2009 and 2008, the change in fair value of the Non-Qualifying Swaps was $(3.3) million and $0.7 million, respectively and is recorded in interest expense on the Consolidated Statements of Operations.
          The fair value of Qualifying Cash Flow Hedges as of June 30, 2009 and December 31, 2008 was $(50.6) million and $(98.2) million, respectively, and was recorded in other assets in the amount of $0.9 million and other liabilities in the amount of $(51.4) million at June 30, 2009 and other liabilities at December 31, 2008 and the change in accumulated other comprehensive loss in the Consolidated Balance Sheet. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the six months ended June 30, 2009, the Company entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap. During the six months ended June 30, 2009, the Company terminated seven interest rate swaps related to the Company’s restructured trust preferred securities, with a combined notional value of $185.0 million, an interest rate swap with a notional value of approximately $33.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. As of June 30, 2009, the Company expects to reclassify approximately $(27.7) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
     Gains and losses on terminated swaps are being recognized in earnings over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company deferred through accumulated other comprehensive loss approximately $3.3 million of such loss on the termination of an interest rate swap agreement in the second quarter of 2009 and $5.0 million of such loss on the termination of an interest rate swap agreement in the first quarter of 2009. As of June 30, 2009, the Company has a net loss of $6.7 million in accumulated other comprehensive loss. As of December 31, 2008, the Company had a net gain of $1.6 million in accumulated other comprehensive loss. The Company recorded $0.3 million as additional interest expense related to the amortization of the loss for the six months ended June 30, 2009 and $0.2 million as a reduction to interest expense related to the accretion of the net gains for both the six months ended June 30, 2009 and 2008. The Company expects to record approximately $1.4 million of net deferred loss to interest expense over the next twelve months. The Company also recorded a loss of $8.7 million on the termination of the interest rate swaps related to the restructured trust preferred securities directly to loss on terminated swaps in the second quarter of 2009 as interest rate swaps were determined to no longer be effective or necessary due to the modified interest payment structure of the newly issued unsecured junior subordinated notes.
          The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of June 30, 2009 and December 31, 2008: (Dollars in Thousands)

				Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Amount of Gain or (Loss)		Reclassified from		Reclassified from
		Recognized in		Accumulated Other		Accumulated Other		Amount of Gain or (Loss)
		Other Comprehensive		Comprehensive Loss into		Comprehensive Loss into		Recognized
		Loss		Interest Expense		Loss on Terminated Swaps		in Interest Expense
		(Effective Portion)		(Effective Portion)		(Ineffective Portion)		(Ineffective Portion)
		For the Six Months Ended		For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
Designation		June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
\Cash Flow	Derivative	2009	2008	2009	2008	2009	2008	2009	2008

Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$3,078	$2,993

Interest
Qualifying	Rate Swaps	$39,396	$3,583	$(14,043)	$(5,749)	$(8,730)	$—	$—	$—

          The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of June 30, 2009 and December 31, 2008 of $(57.2) million and $(96.6) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(50.6) million and $(98.2) million, respectively, deferred losses on terminated interest swaps of $(8.0) million as of June 30, 2009, and deferred net gains on termination of interest swaps of $1.4 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively.
          The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with one of its derivative counterparties that contains a provision where if Arbor Realty Trust, Inc. stockholders’ equity declines by more than 50%, then the Company could be declared in default on its derivative obligation. As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(19.1) million. As of June 30, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $19.2 million. If the Company had breached any of these provisions as of June 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $(19.1) million, which is $0.1 million less than the posted collateral.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Note 10 — Fair Value
Fair Value of Financial Instruments
          SFAS No. 107 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires the Company to disclose in the notes of its interim financial statements as well as its annual financial statements, the fair value of all financial instruments as required by SFAS 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107.
          The following table summarizes the carrying values and the estimated fair values of financial instruments as of June 30, 2009 and December 31, 2008. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,925,689,370	$1,618,129,241	$2,181,683,619	$1,886,787,988
Available-for-sale securities	146,973	146,973	529,104	529,104
Securities held-to-maturity	68,884,086	30,567,970	58,244,348	18,735,000
Derivative financial instruments	4,716,333	4,716,333	7,192,967	7,192,967

Financial liabilities:
Repurchase agreements	$4,388,250	$4,224,706	$60,727,789	$58,390,888
Collateralized debt obligations	1,113,600,316	307,720,100	1,152,289,000	324,796,811
Junior subordinated notes	259,173,610	68,684,452	276,055,000	66,061,690
Notes payable	442,186,353	430,459,211	518,435,437	499,254,876
Note payable — related party	—	—	4,200,000	4,177,373
Mortgage note payable	41,440,000	40,393,093	41,440,000	40,893,904
Derivative financial instruments	51,428,653	51,428,653	98,161,523	98,161,523
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
June 30, 2009
(Unaudited)
In accordance with SFAS 157, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.
     Repurchase agreements, notes payable and mortgage note payable: Fair values are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financings with similar characteristics and credit quality. Due to their reasonably short-term nature, the differences between fair values and carrying values were relatively small.
     Collateralized debt obligations: Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.
     Junior subordinated notes: Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.
Fair Value Measurement
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
June 30, 2009
(Unaudited)
          Determining which category as asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.
          The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2009.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:

Available-for-sale securities (1)	$146,973	$146,973	$146,973	$—	$—

Derivative financial instruments	4,716,333	4,716,333	—	4,716,333	—

Financial liabilities:

Derivative financial instruments	51,428,653	51,428,653	—	51,428,653	—

(1)	During the year ended December 31, 2008, the Company’s available-for-sale securities were written to their fair value of $0.5 million, resulting in the recognition of a $16.2 million impairment that was considered other-than-temporary and included in operations for the period. An additional impairment charge of $0.4 million was recorded to the Consolidated Statements of Operations during the quarter ended June 30, 2009 to reflect the investment at its market value as of June 30, 2009.
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
          The Company measures certain financial assets and financial liabilities at fair value on a nonrecurring basis, such as loans and securities held-to-maturity. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2009.

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:

Impaired loans, net (1)	$384,667,048	$362,362,488	$—	$—	$362,362,488

Securities-held-to maturity (2)	—	100,000	—	—	100,000

(1)	The Company had an allowance for loan losses of $221.0 million relating to 22 loans with an aggregate carrying value, before reserves, of approximately $605.7 million at June 30, 2009.

(2)	During the year ended December 31, 2008, one of the Company’s held-to-maturity securities was written down resulting in the recognition of a $1.4 million impairment that was considered other-than-temporary and included in earnings for the period.
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
June 30, 2009
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
Note 11 — Commitments and Contingencies
Contractual Commitments
          As of June 30, 2009, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)

Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable (2)	$22,756	$29,135	$21,000	$319,137	$—	$50,158	$442,186

Collateralized debt obligations (3)	80,796	47,766	196,425	788,613	—	—	1,113,600

Repurchase agreements	—	4,388	—	—	—	—	4,388

Trust preferred Securities (4)	—	—	—	—	—	259,174	259,174

Mortgage note payable	—	—	—	41,440	—	—	41,440

Outstanding unfunded commitments (5)	22,735	31,622	12,599	1,201	401	723	69,281

Totals	$126,287	$112,911	$230,024	$1,150,391	$401	$310,055	$1,930,069

(1)	Represents amounts due based on contractual maturities.

(2)	In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility with Wachovia described in Note 8 — “Debt Obligations,” extending the maturity dates for three years, which is reflected in this table.

(3)	Comprised of $261.8 million of CDO I debt, $331.6 million of CDO II debt and $520.2 million of CDO III debt with a weighted average remaining maturity of 1.65, 2.62 and 3.04 years, respectively, as of June 30, 2009. In the first and second quarter of 2009, the Company repurchased, at a discount, approximately $34.9 million of investment grade notes originally issued by the Company’s CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $34.9 million.

(4)	In the first quarter of 2009, the Company repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by the Company’s issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million.

(5)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $69.3 million as of June 30, 2009, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $69.3 million outstanding balance at June 30, 2009, the Company’s restricted cash balance contained approximately $31.3 million of cash held to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.
Litigation
          The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Note 12 — Equity
Common Stock
          The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
          In 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. At June 30, 2009, the Company had $425.3 million available under this shelf registration.
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
          The Company had 25,387,410 and 25,142,410 shares of common stock outstanding at June 30, 2009 and December 31, 2008, respectively.
Deferred Compensation
          On April 21, 2009, the Company issued an aggregate of 245,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the “Plan”), of which 155,000 shares were awarded to certain employees of the Company and ACM and 90,000 shares were issued to members of the board of directors. As a means of emphasizing retention at a critical time for the Company and due to their relatively low value, the 245,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant. In addition, on April 8, 2009, the Company accelerated the vesting of all unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain employees of the Company and ACM and non-management members of the board. As a result of these transactions, the Company recorded approximately $2.1 million of expense in the Company’s Consolidated Statements of Operations during the second quarter of 2009 of which, $1.7 million was recorded in employee compensation and benefits and $0.4 million was recorded in selling and administrative.
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
June 30, 2009
(Unaudited)
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
          Noncontrolling interest in a consolidated entity on the Company’s consolidated balance sheet as of June 30, 2009 was $1.9 million, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the POM transaction discussed in Note 6 — “Investment in Equity Affiliates”. As a result of the POM transaction in March 2009, the Company recorded $18.5 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million during the quarter ended March 2009. For the three and six months ended June 30, 2008, $2.1 million and $4.5 million, respectively, of net income attributable to the noncontrolling interest on the Company’s consolidated statements of operations represented income allocated to ACM’s noncontrolling interest in the operating partnership.
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
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2009 and 2008.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2009		June 30, 2008
	Basic	Diluted	Basic	Diluted
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(48,556,995)	$(48,556,995)	$11,728,006	$11,728,006

Add: net income attributable to noncontrolling interest in operating partnership	—	—	—	2,117,464

(Loss) earnings allocable to common stock	$(48,556,995)	$(48,556,995)	$11,728,006	$13,845,470

Weighted average number of common shares outstanding	25,333,564	25,333,564	20,906,383	20,906,383

Weighted average number of operating partnership units	—	—	—	3,734,574

Dilutive effect of incentive management fee shares	—	—	—	80,703

Total weighted average common shares outstanding	25,333,564	25,333,564	20,906,383	24,721,660

(Loss) earnings per common share	$(1.92)	$(1.92)	$0.56	$0.56

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2009		June 30, 2008
	Basic	Diluted	Basic	Diluted
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(52,810,733)	$(52,810,733)	$24,432,797	$24,432,797

Add: net income attributable to noncontrolling interest in operating partnership	—	—	—	4,450,754

(Loss) earnings allocable to common stock	$(52,810,733)	$(52,810,733)	$24,432,797	$28,883,551

Weighted average number of common shares outstanding	25,238,515	25,238,515	20,739,081	20,739,081

Weighted average number of operating partnership units	—	—	—	3,755,321

Dilutive effect of incentive management fee shares	—	—	—	68,118

Total weighted average common shares outstanding	25,238,515	25,238,515	20,739,081	24,562,520

(Loss) earnings per common share	$(2.09)	$(2.09)	$1.18	$1.18

Note 14 — Related Party Transactions
          At June 30, 2009, due to related party was $4.7 million and consisted primarily of $5.8 million of base management fees that were due to ACM and remitted by the Company in the subsequent quarter. The balance also included $1.1 million of escrows due from ACM related to a second quarter 2009 foreclosed real estate asset. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees due to ACM that were remitted by the Company in February 2009.
          At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. During the quarter ended June 30, 2009, ACM repaid the $2.9 million overpayment in full. See Note 16 — “Management Agreement” for further details.
          During the first quarter of 2009, the Company purchased from ACM, approximately $8.8 million of investment grade rated bonds originally issued by two of the Company’s three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for a net gain on early extinguishment of debt of $13.8 million. At March 31, 2009, ACM owned $11.3 million of CDO notes originally issued by the Company’s CDOs that were purchased for $5.0 million from third party investors in 2008. During the second quarter of 2009, the Company purchased from ACM the remaining $11.2 million of CDO bonds, at a discount and net of a principal payment, and recorded a gain on early extinguishment of debt of $6.5 million. See Note 8 — “Debt Obligations” for further details.
          At December 31, 2008, the Company had outstanding borrowings from ACM totaling $4.2 million. In January 2009, the loan was repaid in full. See Note 8 — “Debt Obligations” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
          The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds approximately 5.4 million common shares, representing 21.2% of the voting power of the Company’s outstanding stock as of June 30, 2009.
Note 15 — Distributions
          The Board of Directors has announced that the Company has elected not to pay a common stock dividend for the quarter ended June 30, 2009. The Company decided, based on the continued difficult economic environment, to retain capital for working capital purposes.
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
          For performing services under the management agreement, the Company paid ACM an annual base management fee payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of the equity up to $400 million, 0.625% per annum of the equity from $400 million to $800 million and 0.50% per annum of the equity in excess of $800 million. For purposes of calculating the base management fee, equity equaled the month end value computed in accordance with GAAP of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income. With respect to all loans and investments originated during the term of the management agreement, the Company had also agreed with ACM that the Company pay ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.
          The Company also paid ACM incentive compensation on a quarterly basis, calculated as (1) 25% of the amount by which (a) ARLP’s funds from operations per unit of partnership interest in ARLP, adjusted for certain gains and losses, exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of the Company’s common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of ARLP’s outstanding partnership units.
          On August 6, 2009, the Company amended its management agreement with ACM. The amendment was negotiated by a special committee of the Company’s Board of Directors, consisting solely of independent directors and approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The significant components of the amendment were as follows:
•	The existing base management fee structure, which was calculated as a percentage of the Company’s equity, will be replaced with an arrangement whereby the Company will reimburse ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
annual budget with subsequent quarterly true-ups to actual costs. This change will be adopted retroactively to January 1, 2009 and the Company estimates the 2009 base management fee will be in the range of $8.0 million to $9.0 million. Concurrent with this change, all future origination fees on investments will be retained by the Company as opposed to the manager earning up to the first one percent of all originations fees in the existing agreement. In addition, the Company will make a $3.0 million payment to the manager in consideration of expenses incurred by the manager in 2008 in managing the Company’s business and certain other services. These changes were accounted for prospectively as a change in accounting estimate and a recognized subsequent event.

•	The percentage hurdle for the incentive fee will be applied on a per share basis to the greater of $10.00 and the average gross proceeds per share, whereas the existing management agreement provides for such percentage hurdle to be applied only to the average gross proceeds per share. In addition, only 60% of any loan loss and other reserve recoveries will be eligible to be included in the incentive fee calculation, which will be spread over a three year period, whereas the existing management agreement does not limit the inclusion of such recoveries in the incentive fee calculation.

•	The amended management agreement will allow the Company to consider, from time to time, the payment of additional incentive fees to the manager for accomplishing certain specified corporate objectives.

•	The amended management agreement will modify and simplify the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than a multiple of base and incentive fees as currently exists.

•	The amended management agreement will remain in effect until December 31, 2010, and will be renewed automatically for successive one-year terms thereafter.
          The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Management Fees:	2009	2008	2009	2008
Base	$6,277,623	$900,924	$7,000,000	$1,799,928

Incentive	—	1,252,914	—	2,933,344

Total expensed	$6,277,623	$2,153,838	$7,000,000	$4,733,272

Incentive compensation — deferred	—	7,292,448	—	7,292,448

Total management fee	$6,277,623	$9,446,286	$7,000,000	$12,025,720

          For the three months ended June 30, 2009 and 2008, the Company recorded $6.3 million and $0.9 million, respectively, of base management fees due to ACM of which $5.8 million and $0.3 million, respectively, were included in due to related party. For the three and six months ended June 30, 2009, as a result of the amended management agreement the Company recorded an additional $5.6 million of base management fees, or $0.22 per basic and diluted common share. For the six months ended June 30, 2009 and 2008, the Company recorded $7.0 million and $1.8 million, respectively, of base management fees.
          For the three and six months ended June 30, 2009, ACM did not earn an incentive compensation installment. For the three and six months ended June 30, 2008, ACM earned incentive compensation installments totaling $8.5 million and $10.2 million, respectively. The $10.2 million included a $7.3 million deferred management fee recorded in the second quarter of 2008 related to the incentive compensation fee recognized from the monetization of the POM transaction in June 2008, which subsequently closed in the second quarter of 2009. In 2008, the $7.3 million deferred incentive compensation fee was paid in 355,903 shares of common stock and $4.1 million paid in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
cash, and was reclassified to prepaid management fees. In accordance with the management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2009 fiscal year and any overpayments are required to be repaid in accordance with the amended management agreement.
          In addition, during the six months ended June 30, 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. In June, 2009, ACM repaid the $2.9 million in accordance with the amended management agreement described above. Additionally, in 2007, ACM received an incentive compensation installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive compensation management fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, of one of the Company’s equity affiliates.
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
          We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which are subject to federal and state income taxes. We did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries during the six months ended June 30, 2009 and 2008.
Sources of Operating Revenues
          We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three and six months ended June 30, 2009, interest income earned on these loans and investments represented approximately 90% and 91% of our total revenues, respectively. For the three and six months ended June 30, 2008, interest income earned on these loans and investments represented approximately 98% and 99% of our total revenues, respectively.
          Interest income may also be derived from profits of equity participation interests. No such interest income had been recognized for the three and six months ended June 30, 2009. For the six months ended June 30, 2008, interest earned on these equity participation interests represented approximately 1% of our total revenues. No such interest income had been recognized for the three months ended June 30, 2008.

          We derived interest income from our investments in commercial real estate (“CRE”) collateralized debt obligation bond securities and commercial mortgage-backed securities (“CMBS”). For the three and six months ended June 30, 2009, interest on these investments represented approximately 3% of our total revenues, respectively. For the six months ended June 30, 2008, interest on these investments represented approximately 1% of our total revenues. No such income was recognized for the three months ended March 31, 2008.
          Property operating income is derived from our real estate owned. For the three and six months ended June 30, 2009, property operating income represented approximately 5% of our total revenues, respectively. No such income was recognized for the three and six months ended June 30, 2008.
          Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and six months ended June 30, 2009, revenue from other income represented approximately 2% and 1% of our total revenues, respectively. For the three and six months ended June 30, 2008, revenue from other income represented less than 1% of our total revenues.
Loss from Equity Affiliates and Gain on Sale of Loans and Real Estate
          We derive income or losses from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties and any other-than-temporary impairment of these investments on a single line item in the consolidated statements of operations as income or loss from equity affiliates. For the three months ended June 30, 2009, loss from equity affiliates was approximately $(12.7) million and for the six months ended June 30, 2009, loss from equity affiliates totaled approximately $(10.2) million. For the three and six months ended June 30, 2008, loss from equity affiliates totaled approximately $(0.6) million.
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
Critical Accounting Policies
          Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2009, there were no material changes to these policies, except for the updates discussed below.
Revenue Recognition
          Interest Income. Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the three and six months ended June 30, 2009 as compared to $0.3 million for the six months ended June 30, 2008. No such income had been recognized for the three months ended June 30, 2008.
          Property operating income. Property operating income represents operating income associated with the operations of two commercial real estate properties presented as real estate owned, net. For the three and six months ended June 30, 2009, we recorded approximately $1.6 million and $3.1 million of property operating income relating to real estate owned. There was no property operating income for the three and six months ended June 30, 2008.
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
          During the six months ended June 30, 2009 we entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap. During the six months ended June 30, 2008, we entered into six additional interest rate swaps, that qualify as cash flow hedges, having a total combined notional value of approximately $121.6 million. No such swaps had been entered into for the three months ended June 30, 2008. During the six months ended June 30, 2009, we terminated seven interest rate swaps related to our restructured trust preferred securities, with a combined notional value of $185.0 million, for a loss of $8.7 million recorded to loss on termination of swaps. Refer to the section titled “Liquidity and Capital Resources — Junior Subordinated Notes” below. During the six months ended June 30, 2009, we also terminated an interest rate swap with a notional value of approximately $33.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. Additionally, during the six months ended June 30, 2009, two basis swaps had partially amortizing maturities totaling approximately $95.5 million. Losses on termination will be amortized to interest expense over the original life of the hedging instruments. The fair value of our qualifying hedge portfolio has increased by approximately $47.6 million from December 31, 2008 as a result of the terminated swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.
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
Changes in Financial Condition
          Our loan and investment portfolio balance, including our held-to-maturity securities, at June 30, 2009 was $2.0 billion, with a weighted average current interest pay rate of 5.17% as compared to $2.2 billion, with a weighted average current interest pay rate of 6.13% at December 31, 2008. At June 30, 2009, advances on financing facilities totaled $1.8 billion, with a weighted average funding cost of 3.45% as compared to $2.0 billion, with a weighted average funding cost of 3.51% at December 31, 2008.
          During the quarter ended June 30, 2009, two loans paid off on properties with an outstanding balance of $84.0 million, five loans partially repaid totaling $33.3 million and 12 loans were refinanced and or modified during the quarter totaling $374.8 million. These totals included a $23.8 million loss on the restructuring of a loan during the quarter. In addition, four loans totaling approximately $181.8 million were extended during the quarter in accordance with the extension options of the corresponding loan agreements.
          Cash and cash equivalents increased $28.7 million, to $29.5 million at June 30, 2009 compared to $0.8 million at December 31, 2008. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The increase was primarily due to payoffs and paydowns of our loan investments as well as cash received from an increase in the value of our interest rate swaps for which we had previously posted as collateral against these swaps.
          Restricted cash decreased $26.6 million, or 29% to $66.6 million at June 30, 2009 compared to $93.2 million at December 31, 2008. The majority of restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The decrease was primarily due to the redeployment of funds during the six months ended June 2009 from proceeds received from the full satisfaction of loans held in the CDO and the transfer of loans from other financing facilities to the CDOs. This was partially offset by a $2.5 million cash reserve due to one our borrowers classified as restricted cash during the quarter ended June 30, 2009.
          Securities held-to-maturity increased $10.6 million, to $68.9 million at June 30, 2009 compared to $58.2 million at December 31, 2008 as a result of purchasing $15.0 million of investment grade CMBS for $10.7 million during the second quarter of 2009. The $4.3 million discount received on the purchases of these securities will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the estimated life remaining of the securities as a yield adjustment. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
          Investment in equity affiliates increased $37.0 million to $66.3 million at June 30, 2009 compared to $29.3 million at December 31, 2008. In June 2008, we entered into an agreement to transfer our 16.67% interest in POM, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. Upon closing this transaction in March 2009, we recorded an investment of approximately $56.0 million for the preferred and common operating partnership units. This was partially offset by a $11.7 million other-than-temporary impairment on an equity investment in an unconsolidated joint venture, a seasonal ski resort operation, for the remaining amount of the investment recorded in loss from equity affiliates in our Consolidated Statements of Operations in the second quarter of 2009. In addition, in May 2009, we exchanged $247.4 million of our outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.7 million of common equity issued to us, including $0.3 million already purchased, which was previously recorded as an investment in equity affiliates, in exchange for $268.4 million of newly issued unsecured junior subordinated notes. As a result of this transaction, we retired our $7.7 million of common equity and corresponding trust preferred securities reducing our investment in these entities to $0.6 million at June 30, 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Real estate owned, net increased $1.8 million to $48.3 million at June 30, 2009 compared to $46.5 million at December 31, 2008. In the second quarter of 2009, we foreclosed on a property secured by our $4.0 million bridge loan and as a result, we recorded $2.9 million on our balance sheet as real estate owned, net at a fair value. See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Due from related party was fully settled at June 30, 2009, compared to $2.9 million at December 31, 2008, due to a payment by ACM, our manager, of $2.9 million in June 2009 for prior year overpaid incentive management fees. Refer to “Management Agreement” below for further details.
          Other assets decreased $68.6 million, or 49% to $71.1 million at June 30, 2009 compared to $139.7 million at December 31, 2008. The decrease was primarily due to a $27.3 million decrease in collateral posted for a portion of our interest rate swaps whose value had increased and which includes $17.6 million in funded cash collateral from the termination of seven swaps related to our restructured trust preferred securities which was restructured and two other terminated interest rate swaps. The decrease was also due to a reduction of a $16.5 million third party member receivable in March 2009 in connection with the closing of the POM transaction, a $15.9 million decrease in interest receivable as a result of non-performing loans, lower rates on refinanced and modified loans, lower LIBOR rates, and the effect of a decrease in LIBOR rates on a portion of our interest rate swaps, a $4.8 million reduction of margin calls related to other financing in 2008 and a $3.3 million decrease in the fair value of non-qualifying CDO basis swaps. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.
          Other liabilities decreased $52.4 million, or 39%, to $82.2 million at June 30, 2009 compared to $134.6 million at December 31, 2008. The decrease was primarily due to a $44.3 million decrease in accrued interest payable primarily due to the increase in value of our interest rate swaps, as well as the termination of interest rate swaps, a reduction in LIBOR rates, the timing of reset dates and a decline in the outstanding balance of our financing facilities.
          During the second quarter of 2009, we settled a $37.0 million repurchase financing facility for a cash payment of approximately $22.0 million, resulting in a gain on extinguishment of debt of approximately $15.0 million. In connection with this transaction, we sold a loan financed in this facility with a carrying value of $47.0 million, at a discount, for approximately $23.2 million and recorded a loss on restructuring of $23.8 million. The proceeds were used to satisfy the $22.0 million cash payment.
          On April 21, 2009, we issued an aggregate of 245,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the “Plan”), of which 155,000 shares were awarded to certain of our and ACM employees and 90,000 shares were issued to members of the board of directors. As a means of emphasizing retention at a critical time for Arbor and due to their relatively low value, the 245,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant. In addition, on April 8, 2009, we accelerated the vesting of all unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain of our and ACM employees and non-management members of the board. As a result of these transactions, we recorded approximately $2.1 million of expense in our Consolidated Statements of Operations during the second quarter of 2009 of which, $1.7 million was recorded in employee compensation and benefits and $0.4 million was recorded in selling and administrative.
          In March 2009, we exchanged our 16.67% interest in Prime Outlets Member, LLC (“POM”) for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. at a value of approximately $37.3 million. As a result, during the first quarter of 2009, we recorded a gain on exchange of profits interest of approximately $56.0 million and income attributable to noncontrolling interest of approximately $18.7 million related to the third party member’s portion of income recorded. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          In March 2009, we purchased from our manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. In 2009, ACM purchased these notes from third party investors for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction. In addition, during the three months ended March 31, 2009, we purchased approximately $23.7 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $5.6 million. Of the $23.7 million purchased, $8.8 million of the CDO notes were purchased from ACM for a price of $3.2 million. In 2008, ACM purchased these notes from third party investors for $3.2 million. During the three months ended June 30, 2009, we purchased the remaining CDO notes from ACM for a price of $4.7 million. In 2008, ACM purchased these notes from third party investors for $5.0 million. We recorded a net gain on extinguishment of debt of $18.2 million and a reduction of outstanding debt totaling $23.7 million from these transactions in our first quarter 2009 financial statements and a gain on extinguishment of debt of $6.5 million and a reduction of outstanding debt totaling $11.2 million in our second quarter 2009 financial statements.
Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008
          The following table sets forth our results of operations for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$31,687,984	$51,869,164	$(20,181,180)	(39)%
Property operating income	1,587,692	—	1,587,692	nm
Other income	782,410	28,629	753,781	nm

Total revenue	34,058,086	51,897,793	(17,839,707)	(34)%

Expenses:
Interest expense	21,091,121	27,857,322	(6,766,201)	(24)%
Employee compensation and benefits	3,509,911	2,686,002	823,909	31%
Selling and administrative	2,681,579	2,793,161	(111,582)	(4)%
Property operating expenses	1,612,965	—	1,612,965	nm
Depreciation and amortization	283,022	—	283,022	nm
Other-than-temporary impairment	382,130	—	382,130	nm
Provision for loan losses	23,000,000	2,000,000	21,000,000	nm
Loss on restructured loans	23,790,835	—	23,790,835	nm
Management fee — related party	6,277,623	2,153,838	4,123,785	191%

Total expenses	82,629,186	37,490,323	45,138,863	120%

(Loss) income before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and loss from equity affiliates	(48,571,100)	14,407,470	(62,978,570)	nm
Gain on exchange of profits interest	—	—	—	nm
Gain on extinguishment of debt	21,464,957	—	21,464,957	nm
Loss on termination of swaps	(8,729,408)		(8,729,408)	nm
Loss from equity affiliates	(12,664,152)	(562,000)	(12,102,152)	nm

Net (loss) income	(48,499,703)	13,845,470	(62,345,173)	nm
Net income attributable to noncontrolling interest	57,292	2,117,464	(2,060,172)	(97)%

Net (loss) income attributable to Abor Realty Trust, Inc.	$(48,556,995)	$11,728,006	$(60,285,001)	nm

nm — not meaningful

Revenue
          Interest income decreased $20.2 million, or 39%, to $31.7 million for the three months ended June 30, 2009 from $51.9 million for the three months ended June 30, 2008. This decrease was primarily due to a 32% decrease in the average yield on assets from 7.91% for the three months ended June 30, 2008 to 5.41% for the three months ended June 30, 2009. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, lower rates on refinanced and modified loans and a decrease in loans and investments due to payoffs and paydowns. In addition, interest income from cash equivalents decreased $1.1 million to $0.1 million for the three months ended June 30, 2009 compared to $1.2 million for the three months ended June 30, 2008 as a result of decreased average cash balances, as well as decreases in interest rates from 2008 to 2009.
          Property operating income of $1.6 million for the three months ended June 30, 2009 represents operating income associated with the operations of two commercial real estate properties recorded as real estate owned, net. There was no property operating income for the three months ended June 30, 2008.
          Other income increased $0.8 million for the three months ended June 30, 2009 from $28,629 for the three months ended June 30, 2008. This is primarily due the sale of the securities used as collateral in association with the defeasance of one of our loans in the second quarter of 2009, which had a value in excess of the principal of the loan outstanding.
Expenses
          Interest expense decreased $6.8 million, or 24%, to $21.1 million for the three months ended June 30, 2009 from $27.9 million for the three months ended June 30, 2008. This decrease was primarily due to a 12% decrease in the average cost of these borrowings from 5.06% for the three months ended June 30, 2008 to 4.45% for the three months ended June 30, 2009 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was a 14% decrease in the average balance of our debt facilities from $2.2 billion for the three months ended June 30, 2008 to $1.9 billion for the three months ended June 30, 2009. This decrease in average balance was related to decreased leverage on our portfolio due to the repayment of certain debt resulting from loan payoffs and paydowns, along with the transfer of assets into our CDO vehicles.
          Employee compensation and benefits expense increased $0.8 million, or 31%, to $3.5 million for the three months ended March 31, 2009 from $2.7 million for the three months ended June 30, 2008. This increase was primarily due to grants of restricted stock awards to employees and the acceleration of all previously unvested restricted stock in the second quarter of 2009. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
          Selling and administrative expense decreased $0.1 million, or 4%, to $2.7 million for the three months ended June 30, 2009 from $2.8 million for the three months ended June 30, 2008. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. This decrease was primarily due to expenses related to the POM transaction in the second quarter of 2008 netted by an increase in general corporate legal expenses associated with the exchange of our junior subordinated notes as well as debt restructuring in the first and second quarters of 2009, as well as grants of restricted stock awards to directors and certain employees of our manager, ACM, and the acceleration of all previously unvested restricted stock in the second quarter of 2009.

          Property operating expenses of $1.6 million for the three months ended June 30, 2009 represents all expenses related to the operations of two commercial real estate properties recorded as real estate owned, net. There were no property operating expenses for the three months ended June 30, 2008.
          Depreciation and amortization expense of $0.3 million for the three months ended June 30, 2009 represents depreciation on property, leasehold improvements, and equipment associated with the consolidation of an office building as real estate owned, net. There were no depreciation and amortization expenses for the three months ended June 30, 2008.
          Other-than-temporary impairment charges of $0.4 million for the three months ended June 30, 2009 represents the recognition of an additional impairment to the fair market value of our available-for-sale securities at June 30, 2009, that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges for the three months ended June 30, 2008. See Note 6 and Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Provision for loan losses totaled $23.0 million for the three months ended June 30, 2009, and $2.0 million for the three months ended June 30, 2008. The provision recorded for the three months ended June 30, 2009 was based on our normal quarterly loan review at June 30, 2009, where it was determined that 22 loans with a aggregate carrying value of $605.7 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $23.0 million provision for loan losses. The provision recorded for the three months ended June 30, 2008 was based on one loan with a carrying value of $9.9 million, before reserves, that was determined to be impaired.
          Loss on restructured loans of $23.8 million for the three months ended June 30, 2009 represents the settlement of a bridge loan with a carrying value of $47.0 million at a discount, for $23.2 million. There were no losses on restructured loans for the three months ended June 30, 2008.
          Management fees increased $4.1 million to $6.3 million for the three months ended June 30, 2009 from $2.2 million for the three months ended June 30, 2008. These amounts represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. The incentive management fee expense for the three months ended June 30, 2008 was $1.3 million. No incentive management fee was earned for the three months ended June 30, 2009 as a result of a cumulative loss for the trailing 12-month period. The base management fee expense was $6.3 million for the three months ended June 30, 2009 as compared to $0.9 million for the three months ended June 30, 2008 due to the newly amended management agreement with ACM, our manager, in July 2009 which was retroactive. Refer to “Management Agreement” below for further details.
          Gain on extinguishment of debt totaled $21.5 million for the three months ended June 30, 2009. During the second quarter of 2009, we settled a $37.0 million repurchase facility with a financial institution for a cash payment of approximately $22.0 million, resulting in a gain on extinguishment of debt of approximately $15.0 million. In connection with this transaction, we sold a bridge loan financed in this facility at a discount, and recorded a loss on restructured loans of $23.8 million. Also during the second quarter of 2009, we purchased, at a discount, approximately $11.2 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $6.5 million related to these transactions.
          Loss on termination of swaps of $8.7 million for the three months ended June 30, 2009 resulted from the exchange of our outstanding trust preferred securities for newly issued unsecured junior subordinated notes in May 2009. Refer to “Junior Subordinated Notes” below for further details. In connection with the original issuance of the trust preferred securities, we had entered into various interest rate swap agreements. Due to the modified interest payment structure of the newly issued unsecured junior subordinated notes, the swaps were determined to no longer be effective or necessary and were subsequently terminated, resulting in a loss of $8.7 million.

          Loss from equity affiliates of $12.7 million for the three months ended June 30, 2009 included an $11.7 million impairment charge on an investment in an equity affiliate that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges for the three months ended June 30, 2008. Loss from equity affiliates also included $0.9 million and $0.6 million of loss recorded during the three months ended June 30, 2009 and June 30 2008, respectively, which reflect a portion of the joint venture’s losses from our Alpine Meadows equity investment. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
Net Income Attributable to Noncontrolling Interest
          Net income attributable to noncontrolling interest totaled $0.1 million for the three months ended June 30, 2009 representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds a note payable that is accruing interest expense.
          Net income attributable to noncontrolling interest in our operating partnership totaled $2.1 million for the three months ended June 30, 2008 representing the portion of our income allocated to our manager. There was no net income attributable to noncontrolling interest in our operating partnership for the three months ended June 30, 2009. Our manager had a weighted average limited partnership interest of 15.2% during the three months ended June 30, 2008. In June 2008, our manager exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero.
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
Provision for Income Taxes
          We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT-taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT-taxable income and meet certain other requirements. As of June 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT- taxable income for the three months ended June 30, 2009 and 2008.
          Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended June 30, 2009 and 2008, we did not record any provision on income from these taxable REIT subsidiaries.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008
          The following table sets forth our results of operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$62,188,007	$107,285,494	$(45,097,487)	(42)%
Property operating income	3,058,488	—	3,058,488	nm
Other income	798,660	49,322	749,338	nm

Total revenue	66,045,155	107,334,816	(41,289,661)	(38)%

Expenses:
Interest expense	40,241,937	59,161,421	(18,919,484)	(32)%
Employee compensation and benefits	5,901,895	4,663,345	1,238,550	27%
Selling and administrative	4,763,921	4,331,227	432,694	10%
Property operating expenses	2,944,110	—	2,944,110	nm
Depreciation and amortization	566,044	—	566,044	nm
Other-than-temporary impairment	382,130	—	382,130	nm
Provision for loan losses	90,500,000	5,000,000	85,500,000	nm
Loss on restructured loans	32,827,749	—	32,827,749	nm
Management fee — related party	7,000,000	4,733,272	2,266,728	48%

Total expenses	185,127,786	77,889,265	107,238,521	138%

(Loss) income before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and loss from equity affiliates	(119,082,631)	29,445,551	(148,528,182)	nm
Gain on exchange of profits interest	55,988,411	—	55,988,411	nm
Gain on extinguishment of debt	47,731,990	—	47,731,990	nm
Loss on termination of swaps	(8,729,408)		(8,729,408)	nm
Loss from equity affiliates	(10,157,018)	(562,000)	(9,595,018)	nm

Net (loss) income	(34,248,656)	28,883,551	(63,132,207)	nm
Net income attributable to noncontrolling interest	18,562,077	4,450,754	14,111,323	nm

Net (loss) income attributable to Abor Realty Trust, Inc.	$(52,810,733)	$24,432,797	$(77,243,530)	nm

nm — not meaningful
Revenue
          Interest income decreased $45.1 million, or 42%, to $62.2 million for the six months ended June 30, 2009 from $107.3 million for the six months ended June 30, 2008. This decrease was primarily due to a 35% decrease in the average yield on assets from 8.13% for the six months ended June 30, 2008 to 5.26% for the six months ended June 30, 2009. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, lower rates on refinanced and modified loans and a decrease in loans and investments due to payoffs and paydowns. In addition, interest income from cash equivalents decreased $2.6 million to $0.4 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008 as a result of decreased average cash balances, as well as decreases in interest rates from 2008 to 2009. Interest income for the six months ended June 30, 2008 also included the recognition of $0.3 million from a 25.0% carried profits interest in a $0.3 million preferred equity investment.
          Property operating income of $3.1 million for the six months ended June 30, 2009 represents operating income associated with the operations of two commercial real estate properties recorded as real estate owned, net. There was no property operating income for the six months ended June 30, 2008.
          Other income increased $0.8 million for the six months ended June 30, 2009 from $49,322 for the six months ended June 30, 2008. This is primarily due to the sale of the securities used as collateral in association with the defeasance of one of our loans in the second quarter of 2009, which had a value in excess of the principal of the loan outstanding.
Expenses
          Interest expense decreased $18.9 million, or 32%, to $40.2 million for the six months ended June 30, 2009 from $59.2 million for the six months ended June 30, 2008. This decrease was primarily due to a 22% decrease in the average cost of these borrowings from 5.35% for the six months ended June 30, 2008 to 4.19% for the six months ended June 30, 2009 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was a 14% decrease in the average balance of our debt facilities from $2.2 billion for the six months ended June 30, 2008 to $1.9 billion for the six months ended June 30, 2009 as a result of decreased leverage on our portfolio due to the paying down of certain outstanding indebtedness by repayment of loans, the transfer of assets to our CDO vehicles which carry a lower cost of funds and from available capital.
          Employee compensation and benefits expense increased $1.2 million, or 27%, to $5.9 million for the six months ended June 30, 2009 from $4.7 million for the six months ended June 30, 2008. This increase was primarily due to grants of restricted stock awards to employees and the acceleration of all previously unvested restricted stock in the second quarter of 2009. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
          Selling and administrative expense increased $0.4 million, or 10%, to $4.8 million for the six months ended June 30, 2009 from $4.3 million for the six months ended June 30, 2008. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. This increase was primarily due to an increase in general corporate legal expenses associated with the exchange of our junior subordinated notes as well as debt restructuring in the first and second quarters of 2009, as well as grants of restricted stock awards to directors and certain employees of our manager, ACM, and the acceleration of all previously unvested restricted stock in the second quarter of 2009.
          Property operating expenses of $2.9 million for the six months ended June 30, 2009 represents all expenses related to the operations of two commercial real estate properties recorded as real estate owned, net. There were no property operating expenses for the six months ended June 30, 2008.
          Depreciation and amortization expense of $0.6 million for the six months ended June 30, 2009 represents depreciation on property, leasehold improvements, and equipment associated with the consolidation of an office building as real estate owned, net. There were no depreciation and amortization expenses for the six months ended June 30, 2008.
          Other-than-temporary impairment charges of $0.4 million for the six months ended June 30, 2009 represents the recognition of an additional impairment to the fair market value of our available-for-sale securities at June 30, 2009, that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges for the three months ended June 30, 2008. See Note 6 and Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.

          Provision for loan losses totaled $90.5 million for the six months ended June 30, 2009, and $5.0 million for the six months ended June 30, 2008. The provision recorded for the six months ended June 30, 2009 was based on our normal quarterly loan review at June 30, 2009, where it was determined that 22 loans with a aggregate carrying value of $605.7 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $90.5 million provision for loan losses. The provision recorded for the six months ended June 30, 2008 was based on four loans with an aggregate carrying value of $80.3 million, before reserves, that were determined to be impaired.
          Loss on restructured loans of $32.8 million for the six months ended June 30, 2009 represents $9.0 million in losses incurred as a result of restructuring certain of our loans primarily due to the unfavorable changes in market conditions in the first quarter of 2009 and the settlement of a bridge loan with a carrying value of $47.0 million at a discount, for $23.2 million in the second quarter of 2009. There were no losses on restructured loans for the six months ended June 30, 2008.
          Management fees increased $2.3 million to $7.0 million for the six months ended June 30, 2009 from $4.7 million for the six months ended June 30, 2008. These amounts represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. The incentive management fee expense for the six months ended June 30, 2008 was $2.9 million. No incentive management fee was earned for the six months ended June 30, 2009 as a result of a cumulative loss for the trailing 12-month period. The base management fee expense was $7.0 million for the six months ended June 30, 2009 as compared to $1.8 million for the six months ended June 30, 2008 due to the newly amended management agreement with ACM, our manager, in July 2009 which was retroactive. Refer to “Management Agreement” below for further details.
          Gain on exchange of profits interest of $56.0 million was due to the recognition of income attributable to the POM exchange of profits interest transaction recognized in the six months ended June 30, 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on the POM transaction recorded in the quarter ended March 2009.
          Gain on extinguishment of debt totaled $47.7 million for the six months ended June 30, 2009. During the first quarter of 2009, we purchased, at a discount, approximately $23.7 million of investment grade rated bonds originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a net gain on early extinguishment of debt of $26.3 million related to these transactions. During the second quarter of 2009, we purchased, at a discount, approximately $11.2 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $6.5 million related to these transactions. Also, during the second quarter of 2009, we settled a bridge loan secured by a condominium project in New York City, as well as our debt for the loan resulting in a gain on early extinguishment of the debt of $15.0 million.
          Loss on termination of swaps of $8.7 million for the six months ended June 30, 2009 resulted from the exchange of our outstanding trust preferred securities for newly issued unsecured junior subordinated notes in the second quarter of 2009. Refer to “Junior Subordinated Notes” below. In connection with the original issuance of the trust preferred securities, we had entered into various interest rate swap agreements. Due to the modified interest payment structure of the newly issued unsecured junior subordinated notes, the swaps were determined to no longer be effective or necessary and were subsequently terminated, resulting in a loss of $8.7 million.
          Loss from equity affiliates of $10.2 million for the six months ended June 30, 2009 included a $11.7 million impairment charge on an investment in an equity affiliate that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges for the six months ended June 30, 2008. Loss from equity affiliates also included $1.6 million of income and $0.6 million of loss recorded during the six months ended June 30, 2009 and June 30 2008, respectively, which reflect a portion of the joint venture’s losses from our Alpine Meadows equity investment. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.

Net Income Attributable to Noncontrolling Interest
          Net income attributable to noncontrolling interest totaled $18.6 million for the six months ended June 30, 2009 representing the portion of income allocated to the third party’s interest in a consolidated subsidiary, primarily the result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009. This is related to the POM transaction discussed in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
          Net income attributable to noncontrolling interest in our operating partnership totaled $4.5 million for the six months ended June 30, 2008 representing the portion of our income allocated to our manager. There was no net income attributable to noncontrolling interest in our operating partnership for the six months ended June 30, 2009. Our manager had a weighted average limited partnership interest of 15.3% for the six months ended June 30, 2008. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero.
Provision for Income Taxes
          We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT-taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT-taxable income and meet certain other requirements. As of June 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT- taxable income for the six months ended June 30, 2009 and 2008.
          Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the six months ended June 30, 2009 and 2008, we did not record any provision on income from these taxable REIT subsidiaries.
Liquidity and Capital Resources
Sources of Liquidity
          Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from operations. Our equity sources consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, net proceeds from our public offering of our common stock in June 2007 and depending on market conditions, proceeds from capital market transactions including the future issuance of common, convertible and/or preferred equity securities. Our debt facilities include the issuance of floating rate notes resulting from our CDOs, the issuance of junior subordinated notes and borrowings under credit agreements. Net cash provided by operating activities include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from equity participation interests, repayments of outstanding loans and investments and funds from junior loan participation arrangements.
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
          At June 30, 2009, we had $425.3 million available under the shelf registration described above and 25,387,410 shares outstanding.
Debt Facilities
          We also currently maintain liquidity through a term credit agreement, two master repurchase agreements, one working capital facility, one note payable, three junior loan participations and one bridge loan warehousing credit agreement with six different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and 13 separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of June 30, 2009, these facilities had aggregate borrowings of approximately $1.8 billion.

          The following is a summary of our debt facilities as of June 30, 2009:

	At June 30, 2009
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates
Repurchase agreements. Interest is variable based on pricing over LIBOR	$4,388,250	$4,388,250	$—	2010
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,126,900,316	1,113,600,316	13,300,000	2011 - 2013
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR	259,173,610	259,173,610	—	2034 - 2037
Notes payable. Interest is variable based on pricing over Prime or LIBOR (1)	479,809,934	442,186,353	37,623,581	2009 - 2016

	$1,870,272,110	$1,819,348,529	$50,923,581

(1)	In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as discussed below.
          These debt facilities are discussed in further detail in Note 8 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
     Repurchase Agreements
          Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At June 30, 2009, the aggregate outstanding balance under these facilities was $4.4 million.
          We had a $200.0 million repurchase agreement with a financial institution which had a term expiring in October 2009 and had interest at pricing over LIBOR, varying on the type of asset financed. In June 2009, this facility, with approximately $37.0 million outstanding, was satisfied at a discount for $22.0 million resulting in a $15.0 million gain on extinguishment of debt. In connection with this transaction, we sold a bridge loan financed in this facility with a carrying value of $47.0 million, at a discount, for approximately $23.2 million and recorded a loss on restructuring of $23.8 million. The proceeds were used to satisfy the $22.0 million cash payment.
          We have a $100 million repurchase agreement with a second financial institution that bears interest at 250 basis points over LIBOR and had a term expiring in June 2009. In June 2009, we amended this facility extending the maturity to June 2010, with a one year extension option. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount to $2.8 million reflecting the one asset currently financed in this facility. During the six months ended June 30, 2009, we paid down approximately $12.7 million of this facility. At June 30, 2009, the outstanding balance under this facility was $2.8 million with a current weighted average note rate of 2.34%.
          We have an uncommitted master repurchase agreement with a third financial institution, effective April 2008, entered into for the purpose of financing a portion of our CRE CDO bond securities. The agreement has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During the first and second quarters of 2009, we paid down approximately $1.3 million of this facility, due to a decrease in values associated with a change in market interest rate spreads. At June 30, 2009, the outstanding balance under this facility was $1.6 million with a current weighted average note rate of 1.78%.

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
          The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% — 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. Proceeds from CDO II are distributed quarterly with approximately $1.1 million being paid to investors as a reduction of the CDO liability. As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. For accounting purposes, CDOs are consolidated in our financial statements.
          During the quarter ended June 30, 2009, we purchased, at a discount, approximately $11.2 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $4.7 million. We recorded a net gain on extinguishment of debt of $6.5 million and a reduction of outstanding debt totaling $11.2 million from these transactions in our second quarter 2009 financial statements.
          During the quarter ended March 31, 2009, we purchased, at a discount, approximately $23.7 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $5.6 million. We recorded a net gain on extinguishment of debt of $18.2 million and a reduction of outstanding debt totaling $23.7 million from these transactions in our first quarter 2009 financial statements.
          At June 30, 2009, the outstanding note balance under CDO I, CDO II and CDO III was $261.8 million, $331.6 million and $520.2 million, respectively.
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
     Junior Subordinated Notes
          In May 2009, we exchanged $247.1 million of our outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum until April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%. We paid a transaction fee of approximately $1.2 million to the issuers of the junior subordinated notes related to this restructuring.
          In July 2009, we restructured the remaining $18.7 million of trust preferred securities that were not exchanged from the May 2009 restructuring transaction previously disclosed. We amended the $18.7 million of junior subordinated notes to $20.9 million of unsecured junior subordinated notes, representing 112% of the original face amount. The amended notes bear a fixed interest rate of 0.50% per annum for a period of approximately three years, the modification period. Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.74%. We paid a transaction fee of approximately $0.1 million to the issuers of the junior subordinated notes related to this restructuring.
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
          The junior subordinated notes are unsecured, have a maturity of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, we had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.
          In March 2009, we purchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction in our first quarter 2009 financial statements. In connection with this transaction, during the second quarter of 2009, we retired approximately $0.3 million of common equity related to these junior subordinated notes.
          At June 30, 2009, the aggregate carrying value under these facilities was $259.2 million with a current weighted average pay rate of 0.70%, however, based upon the accounting treatment for the restructure, the effective rate was 3.93% at June 30, 2009.

     Notes Payable
          At June 30, 2009, notes payable consisted of two term credit agreements, a revolving credit line, a working capital facility, a bridge loan warehousing credit agreement, a note payable and three junior loan participations, and the aggregate outstanding balance under these facilities was $442.2 million.
          In November 2007, we had entered into two credit agreements with Wachovia which replaced two previously existing repurchase agreements with Wachovia and an affiliate of Wachovia. The first credit agreement consisted of a $473.0 million term loan and a $100.0 million revolving commitment which has a commitment period of two years with a one year auto extension feature, subject to certain criteria, to November 2010. The second credit agreement was a $69.0 million term loan which has a commitment period of two years with a one year extension period to November 2010. These two credit agreements each had interest at pricing over LIBOR, and eliminated the mark to market risk as it relates to interest rate spreads that existed under the terms of the previous repurchase agreements.
          The $473.0 million term loan had repayment provisions which required a reduction of the outstanding balance to $300.0 million by December 31, 2008. At December 31, 2008, the outstanding balance under this facility was $280.2 million. At June 30, 2009, the outstanding balance under this facility was $237.7 million with a weighted average note rate of 2.97%. In July 2009, we restructured this credit agreement as discussed below. The $100.0 million revolving commitment was used to finance new investments and could have been increased with lender approval to $200.0 million when the term loan was paid down to $400.0 million in February 2008. At June 30, 2009, the outstanding balance under this revolving facility was $64.0 million with a weighted average note rate of 2.96%. In July 2009, we restructured this revolving commitment as discussed below.
          The $69.0 million term loan included $10.0 million of annual repayment provisions in quarterly installments. We had also pledged our 24% equity interest in POM as part of the agreement. In the second and third year of this term facility, we were required to paydown this facility by an additional amount equal to distributions in excess of $10.0 million per year received by us from our investment in POM, if any. In connection with the POM transaction in July 2008, we agreed to pay down approximately $11.6 million of this facility from proceeds received from this transaction. In addition, 16.7% of our 24.2% equity interest in POM was released as collateral in conjunction with this paydown. At June 30, 2009, the outstanding balance under this facility was $30.3 million with a current weighted average note rate of 2.85%. In July 2009, we restructured this term loan as discussed below.
          We had a $70.0 million bridge loan warehousing credit agreement with a financial institution, with a maturity date of October 2009, to provide financing for bridge loans. In May 2009, we amended this facility, extending the maturity to May 2010 with a one year extension option and reducing the committed amount to $13.5 million. This agreement bears a rate of interest, payable monthly, based on one month LIBOR plus 3.75%. Pricing is available at Prime or over 1, 2, 3 or 6-month LIBOR, at our option. At June 30, 2009, the outstanding balance under this facility was $11.8 million with a current weighted average note rate of 3.86%. Subsequently, in July 2009, the facility was repaid in full.
          We had a $45.0 million working capital facility with Wachovia that had a term expiring in June 2009. In June 2009, the maturity was amended to July 2009. The facility required quarterly paydowns of $3.0 million and an interest rate of 500 bps over LIBOR. At June 30, 2009, the aggregate outstanding balance under this facility was $41.9 million with a current weighted average note rate of 5.38%. In July 2009, we restructured this working capital facility as discussed below.
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
          We have three junior loan participations with a total outstanding balance at June 30, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.

          In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as follows:
•	The term revolving credit agreement with an outstanding balance of $64.0 million at June 30, 2009 was combined into the term debt facility with an outstanding balance of $237.7 million at June 30, 2009, along with a portion of the term debt facility with an outstanding balance of $30.3 million at June 30, 2009, and $15.0 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 at June 30, 2009. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with an outstanding balance of $317.0 million, which contains a revolving component with $35.0 million of availability, and one working capital facility with an outstanding balance of $56.9 million at July 2009.

•	The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012.

•	The term loan facility requires a $48.0 million reduction over the three year term, with approximately $8.0 million in reductions due every six months beginning in December 2009.

•	Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets.

•	The working capital facility requires quarterly amortization of up to $3.0 million per quarter, $1.0 million per CDO, only if both (a) the CDO is cash flowing to us and (b) we have a minimum quarterly liquidity level of $27.5 million.

•	Interest rate of LIBOR plus 350 basis points for the term loan facility, compared to LIBOR plus approximately 200 basis points previously and LIBOR plus 800 basis points for the working capital facility, compared to LIBOR plus 500 basis points previously. We have also agreed to pay a commitment fee of 1.00% payable over 3 years.

•	We issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015.

•	Annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. We will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and we maintain $35.0 million of minimum liquidity.

•	Our CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of the Company for the term of the facilities.
In addition, the financial covenants have been reduced to the following:
•	Minimum quarterly liquidity of $7.5 million in cash and cash equivalents.

•	Minimum quarterly GAAP net worth of $150.0 million.

•	Ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.
          We are currently evaluating the effect of this transaction on our Consolidated Financial Statements.
     Mortgage Note Payable
          During the second quarter of 2008, we recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and the outstanding balance of this mortgage was $41.4 million at June 30, 2009.

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
          We were in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum tangible net worth requirement with one financial institution at June 30, 2009. Our tangible net worth was $307.2 million at June 30, 2009 and we were required to maintain a minimum net worth of $350.0 million for this financial institution. We have obtained a waiver of this covenant for June 30, 2009 from this financial institution and the covenant was subsequently amended in conjunction with the debt restructuring with this financial institution as previously disclosed.

Contractual Commitments
          As of June 30, 2009, we had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable (2)	$22,756	$29,135	$21,000	$319,137	$—	$50,158	$442,186
Collateralized debt obligations (3)	80,796	47,766	196,425	788,613	—	—	1,113,600
Repurchase agreements	—	4,388	—	—	—	—	4,388
Trust preferred Securities (4)	—	—	—	—	—	259,174	259,174
Mortgage note payable	—	—	—	41,440	—	—	41,440
Outstanding unfunded commitments (5)	22,735	31,622	12,599	1,201	401	723	69,281

Totals	$126,287	$112,911	$230,024	$1,150,391	$401	$310,055	$1,930,069

(1)	Represents amounts due based on contractual maturities.

(2)	In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association described above in “Debt Facilities,” extending the maturity dates for three years, which is reflected in this table.

(3)	Comprised of $261.8 million of CDO I debt, $331.6 million of CDO II debt and $520.2 million of CDO III debt with a weighted average remaining maturity of 1.65, 2.62 and 3.04 years, respectively, as of June 30, 2009. In the first and second quarters of 2009, we repurchased, at a discount, approximately $34.9 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $34.9 million.

(4)	In the first quarter of 2009, we repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by our issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million.

(5)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $69.3 million as of June 30, 2009, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $69.3 million outstanding balance at June 30, 2009, our restricted cash balance contained approximately $31.3 million of cash held to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.
Management Agreement
          Base Management Fees. In exchange for the services that ACM provides us pursuant to the management agreement, we historically paid our manager a monthly base management fee in an amount equal to:
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
          The base management fee was not calculated based on the manager’s performance or the types of assets it selects for investment on our behalf, but it was affected by the performance of these assets because it is based on the value of our operating partnership’s equity.
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
          Origination Fees. Our manager was entitled to 100% of the origination fees paid by borrowers under each of our bridge loan and mezzanine loans that do not exceed 1% of the loan’s principal amount. We retain 100% of the origination fee that exceeds 1% of the loan’s principal amount.
          Term and Termination. The management agreement had an initial term of two years and was renewable automatically for an additional one year period every year thereafter, unless terminated with six months’ prior written notice. If we terminated or elected not to renew the management agreement in order to manage our portfolio internally, we were required to pay a termination fee equal to the base management fee and incentive compensation for the 12-month period preceding the termination. If, without cause, we terminated or elected not to renew the management agreement for any other reason, including a change of control of us, we were required to pay a termination fee equal to two times the base management fee and incentive compensation paid for the 12-month period preceding the termination.
          On August 6, 2009, we amended our management agreement with ACM. The amendment was negotiated by a special committee of our Board of Directors, consisting solely of independent directors and approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The agreement includes the following new terms:
•	The existing base management fee structure, which is calculated as a percentage of our equity, will be replaced with an arrangement whereby we will reimburse the manager for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and we estimate the 2009 base management fee will be in the range of $8.0 million to $9.0 million. Concurrent with this change, all future origination fees on investments will be retained by us as opposed to the manager earning up to the first one percent of all originations fees previously. In addition, we will make a $3.0 million payment to the manager in consideration of expenses incurred by the manager in 2008 in managing our business and certain other services. These changes were accounted for prospectively as a change in accounting estimate and a recognized subsequent event.

•	The percentage hurdle for the incentive fee will be applied on a per share basis to the greater of $10.00 and the average gross proceeds per share, whereas the existing management agreement provides for such percentage hurdle to be applied only to the average gross proceeds per share. In addition, only 60% of any loan loss and other reserve recoveries will be eligible to be included in the incentive fee calculation, which will be spread over a three year period, whereas the existing management agreement does not limit the inclusion of such recoveries in the incentive fee calculation.

•	The amended management agreement allows us to consider, from time to time, the payment of additional incentive fees to the manager for accomplishing certain specified corporate objectives.

•	The amended management agreement modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than a multiple of base and incentive fees as previously existed.

•	The amended management agreement will remain in effect until December 31, 2010, and will be renewed automatically for successive one-year terms thereafter.

          We incurred $6.3 million and $7.0 million of base management fees for services rendered in the three and six months ended June 30, 2009, respectively. We incurred $0.9 million and $1.8 million of base management fees for services rendered in the three and six months ended June 30, 2008, respectively.
          For the three and six months ended June 30, 2009, ACM did not earn an incentive compensation installment. For the three and six months ended June 30, 2008, ACM received incentive compensation installments of $8.5 million and $10.2 million, respectively. The $10.2 million included a $7.3 million deferred management fee recorded in the second quarter of 2008 related to the incentive compensation fee recognized from the monetization of the POM transaction in June 2008, which subsequently closed in the second quarter of 2009. In 2008, the $7.3 million deferred incentive compensation fee was paid in 355,903 shares of common stock and $4.1 million paid in cash, and was reclassified to prepaid management fees. In accordance with the amended management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2009 fiscal year and any overpayments are required to be repaid in accordance with the management agreement. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          In addition, during the six months ended June 30, 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. In June, 2009, ACM repaid the $2.9 million in accordance with the amended management agreement described above. Additionally, in 2007, ACM received an incentive compensation installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive compensation management fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, of one of our equity affiliates.
          We pay the annual incentive compensation in four installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the 12 months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive compensation are subject to recalculation and potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the amended management agreement. Subject to the ownership limitations in our charter, at least 25% of this incentive compensation is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last 20 days of the fiscal quarter for which the incentive compensation is being paid.
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
Related Party Transactions
          Due to related party was $4.7 million at June 30, 2009 and consisted primarily of $5.8 million of base management fees. The balance also included $1.1 million of escrows due from ACM related to a second quarter 2009 foreclosed real estate asset. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees.

          At June 30, 2009, due from related party was reduced to zero due to the repayment by ACM of a $2.9 million overpayment of incentive management compensation from 2008. At December 31, 2008, due from related party was $2.9 million as a result of this overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. Refer to the section “Management Agreement” above for further details.
          During the first quarter of 2009, we purchased from ACM, approximately $8.8 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for a net gain on early extinguishment of debt of $13.8 million. At March 31, 2009, ACM owned $11.3 million of CDO notes originally issued by our CDOs that were purchased for $5.0 million from third party investors in 2008. During the second quarter of 2009, we purchased from ACM the remaining $11.2 million of CDO bonds, at a discount and net of a principal payment, and recorded a gain on early extinguishment of debt of $6.5 million.
          During the fourth quarter of 2008, we borrowed $4.2 million from our manager, ACM. At December 31, 2008, we had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.
          We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM, and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds approximately 5.4 million common shares, representing 21.2% of the voting power of its outstanding stock as of June 30, 2009.
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

     FFO for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2009	2008	2009	2008
Net (loss) income attributable to Arbor Realty Trust Inc., GAAP basis	$(48,556,995)	$11,728,006	$(52,810,733)	$24,432,797
Add:
Noncontrolling interest in operating partnership	—	2,117,464	—	4,450,754
Depreciation — real estate owned	283,022	170,913	566,044	170,913
Depreciation — investment in equity affiliates	214,599	750,532	419,923	750,532

Funds from operations (“FFO”)	$(48,059,374)	$14,766,915	$(51,824,766)	$29,804,996

Diluted FFO per common share	$(1.90)	$0.60	$(2.05)	$1.21

Diluted weighted average shares outstanding	25,333,564	24,721,660	25,238,515	24,562,520

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

          Based on our loans, securities held-to-maturity and liabilities as of June 30, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.3 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities held-to-maturity and liabilities as of June 30, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.5 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.
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
          We had ten of these interest rate swap agreements outstanding that had combined notional values of $1.2 billion and $1.3 billion at June 30, 2009 and December 31, 2008, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point and 50 basis point increase in forward interest rates as of June 30, 2009 and December 31, 2008, respectively, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 25 basis point and 50 basis point decrease in forward interest rates as of June 30, 2009 and December 31, 2008, respectively, the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.
          We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 34 of these interest rate swap agreements outstanding that had a combined notional value of $722.3 million as of June 30, 2009 compared to 33 interest rate swap agreements outstanding with combined notional values of $689.9 million as of December 31, 2008. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point and 50 basis point increase in forward interest rates as of June 30, 2009 and December 31, 2008, respectively, the fair market value of these interest rate swaps would have increased by approximately $6.9 million and $15.7 million, respectively. If there were a 25 basis point and 50 basis point decrease in forward interest rates as of June 30, 2009 and December 31, 2008, respectively, the fair market value of these interest rate swaps would have decreased by approximately $7.0 million and $16.2 million, respectively.
          We have, in the past, entered into various interest rate swap agreements in connection with the issuance of variable rate junior subordinated notes. These swaps had total notional values of $236.5 million as of December 31, 2008. We no longer utilize interest rate swaps for the newly issued junior subordinated notes exchanged for the aforementioned junior subordinated notes due to the modified interest payment structure. If there had been a 50 basis point increase in forward interest rates as of December 31, 2008, the fair market value of these interest rate swaps would have increased by approximately $3.3 million. If there were a 50 basis point decrease in forward interest rates as of December 31, 2008, the fair market value of these interest rate swaps would have decreased by approximately $3.4 million.
          Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially. As a result, at June 30, 2009 and December 31, 2008, we funded approximately $19.2 million and $46.5 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.
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
PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
          None.

Item 1A.	RISK FACTORS
          There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
          None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The annual meeting of stockholders of the Company was held on June 18, 2009, for the purpose of considering and acting upon the following:
(1) Election of Directors. Three Class III directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Withheld

Walter K. Horn	21,832,968	1,450,733
William Helmreich	21,490,908	1,792,793
Karen K. Edwards	21,854,373	1,429,328
The continuing directors of the Company are John J. Bishar, Jr., Archie R. Dykes, Joseph Martello, Kyle A. Permut, Ivan Kaufman, C. Michael Kojaian and Melvin F. Lazar.

(2) Approval of Amendment and Restatement of 2003 Omnibus Stock Incentive Plan. Amendment and restatement was approved. The votes cast for, against and abstentions were as follows:

	Aggregate Votes
Proposal	For	Against	Abstained

Approval of amendment and restatement of the Company’s 2003 Omnibus Stock Incentive Plan, as amended and restated	10,673,481	2,504,159	138,566
(3) Ratification of Auditors. Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2009. The votes cast for, against and abstentions were as follows:

	Aggregate Votes
Proposal	For	Against	Abstained

Ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009	22,641,548	478,840	163,313

Item 5.	OTHER INFORMATION
          On August 6, 2009, the Company, ALRP and Arbor Realty SR, Inc. entered into an amended and restated management agreement with ACM, as manager, which amends and replaces the existing management agreement with ACM.
          Pursuant to the amended management agreement, the Company will no longer pay ACM a base management fee, which was calculated as a percentage of the Company’s equity, but instead the Company will reimburse ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change will be adopted retroactively to January 1, 2009 and the Company estimates the 2009 base management fee will be in the range of $8.0 million to $9.0 million. Concurrent with this change, all future origination fees on investments will be retained by the Company as opposed to the manager earning up to the first one percent of all originations fees in the existing agreement. In addition, the Company will make a $3.0 million payment to the manager in consideration of expenses incurred by the manager in 2008 in managing the Company’s business and certain other services.
          Pursuant to the amended management agreement, the Company will continue to pay ACM an incentive compensation fee, but the percentage hurdle for the incentive fee will be applied on a per share basis to the greater of $10.00 and the average gross proceeds per share, whereas the existing management agreement provided for such percentage hurdle to be applied only to the average gross proceeds per share. In addition, only 60% of any loan loss and other reserve recoveries will be eligible to be included in the incentive fee calculation, which will be spread over a three year period, whereas the existing management agreement did not limit the inclusion of such recoveries in the incentive fee calculation. The amended management agreement will allow the Company to consider, from time to time, the payment of additional incentive fees to the manager for accomplishing certain specified corporate objectives.
          The amended management agreement modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than a multiple of base and incentive fees as previously existed.
          The amended management agreement will remain in effect until December 31, 2010, and will be renewed automatically for successive one-year terms thereafter.

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

Exhibit
Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *

3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. ▲

3.3	Articles Supplementary of Arbor Realty Trust, Inc. *

3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ▲▲

4.1	Form of Certificate for Common Stock. *

10.1	Second and Restated Management Agreement, dated August 6, 2009, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.

10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership. *

10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman. *

10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †

10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. *

10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. *

10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on June 18, 2009).

10.8	Form of Restricted Stock Agreement. *

10.9	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC. *

10.10	Form of Indemnification Agreement. *

10.11	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation. *

10.12	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor. **

Exhibit
Number	Description
10.13	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC. *

10.14	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.15	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. †

10.16	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡

10.17	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡‡

10.18	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.19	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.20	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. w

10.21	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC. w

10.22	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. w

10.23	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ww

10.24	Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent. www

10.25	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC. ❖❖

10.26	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034. ❖❖❖

10.27	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034. ❖❖❖

Exhibit
Number	Description
10.28	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. ❖❖❖

10.29	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due
2036. ❖❖❖

10.30	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. ❖❖❖

10.31	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd. ❖❖❖

10.32	Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. ❖❖❖

10.33	First Amended and Restated Credit Agreement, dated as of July 23, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.

10.34	First Amended and Restated Revolving Loan Agreement, dated as of July 23, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Exhibit Index

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005.

‡‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

w	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

ww	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

www	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2008.

❖❖	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.

❖❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.
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

Date: August 7, 2009