Form 10-Q
period 2009-09-30
ARBOR REALTY TRUST INC
filed 2009-11-06
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 25,387,410 outstanding (excluding 279,400 shares held in the treasury) as of November 6, 2009.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets:
Cash and cash equivalents	$27,264,044	$832,041
Restricted cash	39,705,681	93,219,133
Loans and investments, net	1,847,707,068	2,181,683,619
Available-for-sale securities, at fair value	117,579	529,104
Securities held-to-maturity, net	68,547,038	58,244,348
Investment in equity affiliates	64,766,344	29,310,953
Real estate owned, net	8,411,013	46,478,994
Real estate held-for-sale, net	41,440,000	—
Due from related party	—	2,933,344
Prepaid management fee — related party	26,340,397	26,340,397
Other assets	67,584,433	139,664,556

Total assets	$2,191,883,597	$2,579,236,489

Liabilities and Equity:
Repurchase agreements	$3,308,333	$60,727,789
Collateralized debt obligations	1,102,576,530	1,152,289,000
Junior subordinated notes to subsidiary trust issuing preferred securities	259,328,815	276,055,000
Notes payable	392,078,566	518,435,437
Note payable — related party	—	4,200,000
Mortgage note payable — held-for-sale	41,440,000	41,440,000
Due to related party	863,927	993,192
Due to borrowers	4,971,483	32,330,603
Deferred revenue	77,123,133	77,123,133
Other liabilities	87,245,401	134,647,667

Total liabilities	1,968,936,188	2,298,241,821

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,666,810 shares issued, 25,387,410 shares outstanding at September 30, 2009 and 25,421,810 shares issued, 25,142,410 shares outstanding at December 31, 2008	256,668	254,218
Additional paid-in capital	450,376,782	447,321,186
Treasury stock, at cost - 279,400 shares	(7,023,361)	(7,023,361)
Accumulated deficit	(159,892,614)	(62,939,722)
Accumulated other comprehensive loss	(62,768,226)	(96,606,672)

Total Arbor Realty Trust, Inc. stockholders’ equity	220,949,249	281,005,649

Noncontrolling interest in consolidated entity	1,998,160	(10,981)

Total equity	222,947,409	280,994,668

Total liabilities and equity	$2,191,883,597	$2,579,236,489

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Interest income	$30,416,621	$51,423,427	$92,604,628	$158,708,921
Property operating income	385,112	—	576,324	—
Other income	1,857	17,208	800,517	66,530

Total revenue	30,803,590	51,440,635	93,981,469	158,775,451

Expenses:
Interest expense	20,797,420	28,198,310	61,039,357	87,359,731
Employee compensation and benefits	2,136,499	1,906,843	8,038,394	6,570,188
Selling and administrative	4,092,293	2,581,132	8,856,214	6,741,446
Property operating expenses	608,450	—	933,773	—
Depreciation and amortization	26,037	—	26,037	—
Other-than-temporary impairment	29,395	12,747,306	411,525	12,747,306
Provision for loan losses	51,000,000	3,000,000	141,500,000	8,000,000
Loss on restructured loans	300,000	—	33,127,749	—
Management fee — related party	6,136,170	(1,217,148)	13,136,170	3,516,124

Total expenses	85,126,264	47,216,443	267,069,219	124,934,795

(Loss) income from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and income (loss) from equity affiliates	(54,322,674)	4,224,192	(173,087,750)	33,840,656
Gain on exchange of profits interest	—	—	55,988,411	—
Gain on extinguishment of debt	6,348,128	—	54,080,118	—
Loss on termination of swaps	—	—	(8,729,408)	—
Income (loss) from equity affiliates	8,856,060	(1,606,505)	(1,300,958)	(2,168,505)

Net (loss) income from continuing operations	(39,118,486)	2,617,687	(73,049,587)	31,672,151

Loss on impairment of real estate held-for-sale	(4,898,295)	—	(4,898,295)	—
Loss on operations of real estate held-for sale	(59,487)	(219,634)	(377,042)	(390,547)

Loss from discontinued operations	(4,957,782)	(219,634)	(5,275,337)	(390,547)

Net (loss) income	(44,076,268)	2,398,053	(78,324,924)	31,281,604
Net income (loss) attributable to noncontrolling interest	58,694	(177,833)	18,620,771	4,272,921

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(44,134,962)	$2,575,886	$(96,945,695)	$27,008,683

Basic (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(1.54)	$0.11	$(3.62)	$1.31
Loss from discontinued operations	(0.20)	(0.01)	(0.21)	(0.02)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(1.74)	$0.10	$(3.83)	$1.29

Diluted (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(1.54)	$0.11	$(3.62)	$1.29
Loss from discontinued operations	(0.20)	(0.01)	(0.21)	(0.02)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(1.74)	$0.10	$(3.83)	$1.27

Dividends declared per common share	$—	$0.62	$—	$1.86

Weighted average number of shares of common stock outstanding:
Basic	25,387,410	24,990,710	25,288,692	22,166,518

Diluted	25,387,410	24,990,710	25,288,692	24,706,174

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2009
(Unaudited)

									Total Arbor	Non-
			Common					Accumulated	Realty Trust,	controlling
		Common	Stock	Additional				Other	Inc.	Interest in
	Comprehensive	Stock	Par	Paid-in	Treasury Stock	Treasury	Accumulated	Comprehensive	Stockholders’	Consolidated
	Loss (1)	Shares	Value	Capital	Shares	Stock	Deficit	Loss	Equity	Entity	Total
Balance — January 1, 2009		25,421,810	$254,218	$447,321,186	(279,400)	$(7,023,361)	$(62,939,722)	$(96,606,672)	$281,005,649	$(10,981)	$280,994,668
Stock-based compensation		245,000	2,450	2,412,346					2,414,796		2,414,796
Issuance of warrants in conjunction with debt restructuring				643,250					643,250		643,250
Distributions - preferred stock of private REIT							(7,197)		(7,197)		(7,197)
Net (loss) income	$(78,324,924)						(96,945,695)		(96,945,695)	18,620,771	(78,324,924)
Distribution to non-controlling interest										(16,611,630)	(16,611,630)
Unrealized gain on derivative financial instrument	3,567,147							3,567,147	3,567,147		3,567,147
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	30,271,299							30,271,299	30,271,299		30,271,299

Balance - September 30, 2009	$(44,486,478)	25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(159,892,614)	$(62,768,226)	$220,949,249	$1,998,160	$222,947,409

(1)	Comprehensive income for the nine months ended September 30, 2008 was $27,696,590.
See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net (loss) income	$(78,324,924)	$31,281,604
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	686,921	427,283
Stock-based compensation	2,414,796	2,694,236
Other-than-temporary impairment	411,525	12,747,306
Gain on exchange of profits interest	(55,988,411)	—
Gain on extinguishment of debt	(54,080,118)	—
Provision for loan losses	141,500,000	8,000,000
Loss on restructured loans	33,127,749	—
Loss on termination of swaps	8,729,408	—
Loss on impairment of real estate held-for-sale	4,898,295	—
Amortization and accretion of interest and fees	4,159,160	(1,073,496)
Change in fair value of non-qualifying swaps	5,091,754	(415,456)
Non-cash incentive compensation to manager — related party	—	1,385,918
Loss from equity affiliates	1,300,958	2,168,505
Changes in operating assets and liabilities:
Other assets	19,530,985	(14,434,079)
Distributions of operations from equity affiliates	9,879,000	—
Prepaid management fee — related party	—	(7,292,448)
Other liabilities	(9,769,615)	(6,829,836)
Deferred fees	2,699,409	1,274,391
Due to related party	3,967,028	1,540,925

Net cash provided by operating activities	$40,233,920	$31,474,853

Investing activities:
Loans and investments funded, originated and purchased, net	(6,928,736)	(363,821,818)
Payoffs and paydowns of loans and investments	115,543,729	540,839,686
Proceeds from sale of loans	23,250,000	—
Due to borrowers	(7,153,352)	1,638,184
Principal collection on securities held-to-maturity	2,516,810	—
Purchase of securities held-to-maturity	(10,670,000)	(58,062,500)
Investment in real estate owned, net	(59,986)	(1,158,574)
Contributions to equity affiliates	—	(250,000)
Distributions from equity affiliates	1,616,316	333,750

Net cash provided by investing activities	$118,114,781	$119,518,728

Financing activities:
Proceeds from notes payable and repurchase agreements	13,080,633	257,506,044
Payoffs and paydowns of notes payable and repurchase agreements	(177,066,633)	(401,849,010)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	(1,265,625)	—
Payoff of notes payable — related party	(4,200,000)	—
Proceeds from collateralized debt obligations	500,000	33,000,000
Payoffs and paydowns of collateralized debt obligations	(19,246,596)	(51,540,000)
Change in restricted cash	53,513,452	70,431,019
Payments on margin calls related to repurchase agreements	—	(4,786,302)
Payments on swaps to hedge counterparties	(61,580,588)	(117,020,000)
Receipts on swaps from hedge counterparties	69,085,000	110,510,000
Distributions paid to noncontrolling interest	(111,630)	(4,682,326)
Distributions paid on stock	(7,197)	(41,335,889)
Payment of deferred financing costs	(4,617,514)	(586,030)

Net cash used in financing activities	$(131,916,698)	$(150,352,494)

Net increase in cash and cash equivalents	$26,432,003	$641,087
Cash and cash equivalents at beginning of period	832,041	22,219,541

Cash and cash equivalents at end of period	$27,264,044	$22,860,628

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental cash flow information:
Cash used to pay interest	$48,967,437	$88,364,903

Cash (received) used for taxes	$(78,145)	$127,457

Supplemental schedule of non-cash investing and financing activities:
Investment transferred to real estate held-for-sale, net	$41,440,000	$—

Investment in real estate owned, net	$8,411,013	$45,433,241

Margin calls applied to repurchase agreements	$4,845,810	$—

Termination of swaps	$17,034,929	$—

Retirement of common equity in trust preferred securities	$7,727,000	$—

Collateral on swaps to hedge counterparties	$—	$3,500,000

Assumption of mortgage note payable	$—	$41,440,000

Redemption of operating partnership units for common stock	$—	$67,306,291

Issuance of common stock for management incentive fee	$—	$2,235,313

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
          In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At September 30, 2009, the Company had $425.3 million remaining under the previously mentioned shelf registration.
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
          The Company had 25,387,410 shares of common stock outstanding at September 30, 2009 and 25,142,410 shares of common stock outstanding at December 31, 2008.
Note 2 — Summary of Significant Accounting Policies
          Basis of Presentation and Principles of Consolidation
          The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the FASB Accounting Standards Codification™ (ASC), the authoritative reference for accounting principles generally accepted in the United States, for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading.
          The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures which the Company controls. Entities which the Company does not control and entities which are variable interest entities in which the Company is not the primary beneficiary, are accounted for under the equity method. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. As required by Accounting Standards Codification (ASC) No. 810-10-45, noncontrolling interest in consolidated entity is classified in the Company’s Consolidated Balance Sheet in the “Equity” section of the current quarter’s presentation and was disclosed as a separate mezzanine section in prior quarter’s presentation and net (loss) income is split out between noncontrolling interest and Arbor Realty Trust, Inc. and was disclosed as one line in prior quarter’s presentation. In addition, at September 30, 2009, one of our real estate investments was reclassified from real estate owned, net, to real estate held-for-sale, net, and resulted in a reclassification from property operating income and expenses into discontinued operations for the current and all prior period presentations.
          The preparation of consolidated interim financial statements in conformity with Generally Accepted Accounting Principals in the United States (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the consolidated interim financial statements as required by ASC No. 855-10-25, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 6, 2009.
          The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2009. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
          Restricted Cash
          At September 30, 2009 and December 31, 2008, the Company had restricted cash of $39.7 million and $93.2 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 8 — “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs, which are remitted to the Company quarterly in the month following the quarter.
          Loans and Investments
          As required by Accounting Standards Codification (ASC) No. 320-10-25, at the time of purchase, the Company designates a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. The Company does not have any securities designated as trading at this time. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments held to maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings in accordance with ASC No. 320-10-35. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment. Management closely monitors market conditions on which it bases such decisions.
          Accounting Standards Codification (ASC) No. 320-10-35-34C provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when it has occurred. ASC No. 320-10-35-34C requires the recording of a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment on debt securities from retained earnings to accumulated other comprehensive income. The adoption of ASC No. 320-10-35-34C in the second quarter of 2009 did not have a material effect on the Company’s Consolidated Financial Statements and no such reclassification was necessary.
          As required by Accounting Standards Codification (ASC) No. 325-40-35, the Company also assesses certain of its held-to-maturity securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, written down to its fair value against earnings. On a quarterly basis, the Company reviews these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The Company calculates a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.
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
September 30, 2009
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
          If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $252.8 million relating to 28 loans with an aggregate carrying value, before reserves, of approximately $563.9 million at September 30, 2009 and $130.5 million in allowance for loan losses relating to ten loans with an aggregate carrying value, before reserves, of approximately $443.2 million at December 31, 2008.
          Real Estate Owned and Held-For-Sale
          Real estate owned, shown net of accumulated depreciation, is comprised of real property acquired by foreclosure or deed in lieu of foreclosure. Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the net carrying value of the loan previously collateralized by the real estate or estimated fair value of the real estate at the time of foreclosure or delivery of a deed in lieu of foreclosure. The net carrying value is the unpaid principal balance of the loan, adjusted for any unamortized deferred fees, loan loss allowances and amounts previously due to borrower.
          Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred in accordance with Accounting Standards Codification (ASC) No. 310-40-25 and costs subsequently incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.
          In accordance with ASC No. 805-20-30, the Company allocates the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases at fair value. The Company amortizes the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.
          Real estate assets, including assets acquired by foreclosure or deed in lieu of foreclosure that are operated for the production of income are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.
          Real estate assets operated for the production of income are evaluated for impairment in accordance with ASC No. 360-10-35. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amount. Measurement of impairment is based upon the estimated fair value of the asset. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.
          Real estate is classified as held for sale when management has determined that it has met the criteria established by ASC No. 360-10-45. Properties which are held for sale are not depreciated and their operations are shown in discontinued operations. Real estate assets that are expected to be disposed of are valued at the lower of the carrying amount or their fair value less costs to sell on an individual asset basis.
          The Company recognizes sales of real estate properties only upon closing in accordance with ASC No. 360-20-40. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate under
ASC No. 360-20-40.
          Revenue Recognition
          Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. The Company did not record interest income on such investments for the three and nine month periods ended September 30, 2009 as compared to $0.3 million for the nine months ended September 30, 2008. No such income had been recognized for the three months ended September 30, 2008. These amounts represent profits interest received in accordance with the contractual agreement with the borrower.
          Property operating income — Property operating income represents operating income associated with the operations of two commercial real estate properties recorded as real estate owned, net. See Note 7 — “Real Estate Owned, Net” for further details. For the three and nine month periods ended September 30, 2009, the Company recorded approximately $0.4 million and $0.6 million, respectively, of property operating income relating to the Company’s real estate owned. At September 30, 2009, one of the Company’s three real estate investments was reclassified from real estate owned, net to real estate held-for-sale and resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods. The Company did not have property operating income for the three and nine months ended September 30, 2008 due to the subsequent reclassification to discontinued operations.
          Other income — Other income represents fees received for loan structuring and defeasance fees, and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          Income or Losses from Equity Affiliates
          The Company invests in joint ventures that are formed to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties and any other-than- temporary impairment on these investments on a single line item in the Consolidated Statements of Operations as income or losses from equity affiliates.
          Stock Based Compensation
          The Company records stock-based compensation expense at the grant date fair value of the related stock-based award in accordance with Accounting Standards Codification (ASC) No. 718-30-30. The Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term using an accelerated method in accordance with ASC No. 718-10-35. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s common stock whether or not they are vested. Stock based compensation was disclosed in the Company’s Consolidated Statements of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.
          Income Taxes
          The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. The Company did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three and nine months ended September 30, 2009 and 2008. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the three and nine months ended September 30, 2009 and 2008.
          Accounting Standards Codification (ASC) No. 740-10-05 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC No. 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.
          Other Comprehensive Income / (Loss)
          Accounting Standards Codification (ASC) No. 220-10-45 divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for- sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges under ASC No. 815-20-35, net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At September 30, 2009 and December 31, 2008, accumulated other comprehensive loss was $62.8 million and $96.6 million, respectively, and consisted of net unrealized losses on derivatives designated as cash flow hedges.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          Derivatives and Hedging Activities
          The Company accounts for derivative financial instruments in accordance with Accounting Standards Codification (ASC) No. 815-10-10 which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss in Arbor Realty Trust, Inc. Stockholders’ Equity until the hedged item is recognized in earnings, or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company relies on quotations from a third party to determine these fair values.
          As required by ASC No. 815-20-25, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC No. 815-10-10.
          Accounting Standards Codification (ASC) No. 815-10-50 requires disclosure with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC No. 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC No. 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
          Variable Interest Entities
          Accounting Standards Codification (ASC) No. 810-10-15 requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIEs anticipated losses and/or a majority of the expected returns.
          The Company has evaluated its loans and investments and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. In addition, the Company has evaluated its investments in collateralized debt obligation securities and has determined that the issuing entities are considered VIEs under the provisions of ASC No. 810-10-15, but has determined that the Company is not the primary beneficiary. As of September 30, 2009, the Company has identified 40 loans and investments which were made to entities determined to be VIEs with an aggregate carrying amount of $862.6 million. These VIE entities had exposure to real estate debt of approximately $3.5 billion at September 30, 2009.
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
          Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities under the provisions of ASC No. 810-10-15 as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk.
          Recently Issued Accounting Pronouncements
          ASU No. 2009-05 — In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 which amends Accounting Standards Codification (ASC) No. 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities not exchanged in an orderly transaction. The guidance provided is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-05 did not have a material effect on the Company’s Consolidated Financial Statements.
          SFAS No. 168 — In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” by establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accounting Standards Updates will serve to update the Codification. SFAS 168 is effective for reporting periods that end on or after September 15, 2009. The Company has adopted SFAS No. 168 for the period ended September 30, 2009.
          SFAS No. 167 — In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN No. 46(R) “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” by prescribing an ongoing qualitative rather than quantitative assessment of the Company’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the Company’s rights or obligations to receive benefits or absorb losses in order to determine whether those entities will be required to be consolidated in the Company’s Consolidated Financial Statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential effect of adopting SFAS 167 on the Company’s Consolidated Financial Statements.
          SFAS No. 166 — In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets — an amendment of Statement No. 140.” SFAS 166 amends the de-recognition guidance in FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125”, eliminating the
          FSP FAS 141(R)-1 — In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 (“FSP FAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 provides guidance on accounting for business combinations. It addresses issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material effect on the Company’s Consolidated Financial Statements.
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
September 30, 2009
(Unaudited)
exemption from consolidation for qualifying special-purpose entities, and requires more disclosure about the transfer and the transfer’s continuing involvement in the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material effect on the Company’s Consolidated Financial Statements.
Note 3 — Loans and Investments
          The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated.

					At September 30, 2009		At December 31, 2008
	September 30,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2009	of Total	2008	of Total	Count	Pay Rate(1)	Count	Pay Rate(1)
	(Unaudited)				(Unaudited)
Bridge loans	$1,282,719,548	61%	$1,441,846,251	62%	55	5.49%	58	6.22%
Mezzanine loans	344,559,965	16%	364,937,818	16%	37	5.63%	42	7.03%
Junior participation loans	288,204,414	14%	298,278,363	13%	16	5.04%	16	6.60%
Preferred equity Investments	193,216,600	9%	205,247,126	9%	18	2.94%	18	4.05%
Other	—	—	12,418,110	nm	—	—	2	8.73%

	2,108,700,527	100%	2,322,727,668	100%	126	5.21%	136	6.22%

Unearned revenue	(8,243,459)		(10,544,049)
Allowance for loan losses	(252,750,000)		(130,500,000)

Loans and investments, net	$1,847,707,068		$2,181,683,619

nm — not meaningful

(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.
Concentration of Borrower Risk
          The Company is subject to concentration risk in that, as of September 30, 2009, the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 30% of total assets. At December 31, 2008 the unpaid principal balance related to 34 loans with five unrelated borrowers represented approximately 28% of total assets. As of September 30, 2009 and December 31, 2008, the Company had 126 and 136 loans and investments, respectively. As of September 30, 2009, 37.8%, 12.4%, and 10.3% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively. As of December 31, 2008, 39.8%, 12.1%, and 9.8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively.
Impaired Loans and Allowance for Loan Losses
          The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at September 30, 2009, it was determined that 28 loans with an aggregate carrying value, before reserves, of $563.9 million were impaired. At December 31, 2008, it was determined that ten loans with an aggregate carrying value, before reserves, of $443.2 million were impaired.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          The Company performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in the Company recording a $51.0 million and $141.5 million provision for loan losses for the three and nine months ended September 30, 2009, respectively. Of the $51.0 million of loan loss reserves recorded during the three months ended September 30, 2009, $30.7 million was on loans that previously had reserves while $20.3 million of reserves related to other loans in the Company’s portfolio. Of the $141.5 million of loan loss reserves recorded during the nine months ended September 30, 2009, $51.6 million was on loans that previously had reserves while $89.9 million of reserves related to other loans in the Company’s portfolio. The Company recorded a $3.0 million and $8.0 million provision for loan losses for the three and nine months ended September 30, 2008, respectively.
          As a result of the quarterly review process at September 30, 2009, the Company identified loans and investments that it considers higher-risk loans which had a carrying value, before reserves, of approximately $626.5 million and a weighted average loan-to-value (LTV) ratio of 99%, as compared to lower-risk loans with a carrying value, before reserves, of $1.4 billion and a weighted average LTV ratio of 89%. There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss.
          A summary of the changes in the allowance for loan losses is as follows:

For the Nine
Months Ended
September 30,
2009
Allowance at beginning of the period	$130,500,000
Provision for loan losses	141,500,000
Charge-offs	(15,000,000)
Reclassified to real estate owned, net	(4,250,000)

Allowance at end of the period	$252,750,000

          As of September 30, 2009, nine loans with a net carrying value of approximately $96.9 million, net of related loan loss reserves of $101.0 million, were classified as non-performing. All nine loans had loan loss reserves. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2008, four loans with a net carrying value of approximately $113.0 million, net of related loan loss reserves of $20.5 million, were classified as non-performing for which income recognition had been suspended, of which one loan with a carrying value of approximately $38.3 million did not have a loan loss reserve.
          During the quarter ended September 30, 2009, the Company charged-off a $5.0 million loan loss reserve on a bridge loan for a hotel property that was assumed by another borrower and a $10.0 million loan loss reserve on a bridge loan for another hotel property that was modified by the Company. The Company also reclassified a $4.3 million loan loss reserve related to a bridge loan on a property that was acquired through foreclosure and recorded to real estate owned, net. See Note 7 — “Real Estate Owned and Held-For-Sale” for further details. The Company also settled a bridge loan with a carrying value of $1.5 million, at a discount, for approximately $1.2 million and recorded a loss on restructuring of $0.3 million.
          During the quarter ended June 30, 2009, the Company sold a bridge loan with a carrying value of $47.0 million, at a discount, for approximately $23.2 million and recorded a loss on restructuring of $23.8 million. In connection with this transaction, the Company used the proceeds to settle a $37.0 million repurchase facility in which this asset was financed for a cash payment of approximately $22.0 million, resulting in a gain on extinguishment of debt of approximately $15.0 million. See Note 8 — “Debt Obligations” for further information relating to this transaction.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          During the quarter ended March 31, 2009, the Company received $11.8 million in principal paydowns on two loans with a carrying value of $22.9 million and recorded a loss on the restructuring of these loans of approximately $9.0 million.
Note 4 — Available-For-Sale Securities
          The following is a summary of the Company’s available-for-sale securities at September 30, 2009.

		Other-Than-
	Amortized	Temporary	Unrealized	Estimated
	Cost	Impairment	Loss	Fair Value
Common equity securities	$529,104	$(411,525)	$—	$117,579

Total available-for-sale securities	$529,104	$(411,525)	$—	$117,579

          The following is a summary of the Company’s available-for-sale securities at December 31, 2008.

		Other-Than-
	Amortized	Temporary	Unrealized	Estimated
	Cost	Impairment	Loss	Fair Value
Common equity securities	$16,715,584	$(16,186,480)	$—	$529,104

Total available-for-sale securities	$16,715,584	$(16,186,480)	$—	$529,104

          During 2007, the Company purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million, which had a fair value of $0.1 million at September 30, 2009 and a fair value of $0.5 million at December 31, 2008. In 2008, the Company concluded that these securities were other-than-temporarily impaired under GAAP and recorded $16.2 million of impairment charges to the Consolidated Statements of Operations.
          As of September 30, 2009, these securities have been in an unrealized loss position for more than twelve months. GAAP requires that these securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Management closely monitors market conditions on which it bases such decisions. At June 30, 2009 and September 30, 2009, the Company believed that based on market events and the unfavorable prospects for near term recovery of value, that there was a lack of evidence to support the conclusion that the additional fair value decline was temporary. Therefore, the Company concluded that these securities were other-than-temporarily impaired under GAAP and recorded a $0.4 million impairment charge to the Consolidated Statements of Operations during the nine months ended September 30, 2009.
          These securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. At September 30, 2009 and December 31, 2008, all losses in fair value to date were recorded as other-than-temporary impairments, and therefore recognized in earnings.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 5 — Securities Held-To-Maturity
          The following is a summary of the Company’s securities held-to-maturity at September 30, 2009.

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment (1)	Value	Gain	Loss	Fair Value (2)
Collateralized debt obligation bonds	$80,183,190	$58,987,300	$(1,387,500)	$57,599,800	$—	$(38,544,800)	$19,055,000
Commercial mortgage-backed securities	$15,000,000	$10,947,238	$—	$10,947,238	$3,132,362	$—	$14,079,600

Total securities held-to-maturity	$95,183,190	$69,934,538	$(1,387,500)	$68,547,038	$3,132,362	$(38,544,800)	$33,134,600

(1)	Cumulative total.
(2)	All six collateralized debt obligation bonds were in an unrealized loss position at September 30, 2009.
          The following is a summary of the Company’s securities held-to-maturity at December 31, 2008.

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Value	Gain	Loss	Fair Value (1)
Collateralized debt obligation bonds	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

Total securities held-to-maturity	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

(1)	The aggregate estimated fair value of the five collateralized debt obligation bonds in an unrealized loss position at December 31, 2008 was $18,560,000.
          The following is a summary of the underlying credit rating of the Company’s securities held-to-maturity at September 30, 2009 and December 31, 2008.

	At September 30, 2009			At December 31, 2008
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total
AAA	4	$39,803,936	57%	3	$41,097,282	69%
AA+	1	7,845,448	11%	1	7,659,013	13%
AA	1	10,872,056	16%	—	—	—
AA-	1	10,025,598	14%	1	9,488,053	16%
BB+	1	1,387,500	2%	1	1,387,500	2%

	8	$69,934,538	100%	6	$59,631,848	100%

(1)	Based on the rating published by Standard & Poor’s for each security.
          During the second quarter of 2008, the Company purchased $82.7 million of investment grade commercial real estate (“CRE”) collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. The discount is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three and nine months ended September 30, 2009, the Company accreted approximately $0.7 million and $1.9 million, respectively, of this discount into interest income, representing accretion on approximately $21.0 million of the total original discount. These securities bear interest at a weighted average spread of 40 basis points over LIBOR, have a weighted average

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
stated maturity of 36.9 years, but have an estimated average remaining life of 5.0 years due to the maturities of the underlying assets. During the three and nine months ended September 30, 2009, the Company received repayments of principal of $1.1 million and $2.5 million, respectively on one of the Company’s CDO bond securities held-to-maturity.
          During the second quarter of 2009, the Company purchased $15.0 million of investment grade commercial mortgage-backed securities (“CMBS”) for $10.7 million plus accrued interest, representing a $4.3 million discount to their face value. This discount is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three and nine months ended September 30, 2009, the Company accreted approximately $0.1 million and $0.3 million, respectively, of this discount into interest income. These securities bear interest at a weighted average coupon rate of 5.79%, have a weighted average stated maturity of 29.9 years but have an estimated average remaining life of 5.0 years due to the maturities of the underlying assets.
          For the three and nine months ended September 30, 2009, the average yield on the Company’s held-to-maturity securities based on their face values was 4.89% and 4.74%, respectively, including the accretion of discount. For the three and nine months ended September 30, 2008, the average yield on the Company’s CDO bond securities held-to-maturity based on their face values was 5.79% and 6.35%, respectively, including the accretion of discount.
          Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. GAAP accounting standards require that held to maturity securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. As of September 30, 2009, all of the Company’s CDO bond investments were in an unrealized loss position for more than twelve months, as the Company’s carrying value was in excess of their market value. However, based on its analysis as of September 30, 2009, the Company expects to fully recover the carrying value of these investments and has concluded that with exception of one $1.4 million bond, these investments are not other-than-temporarily impaired. During the fourth quarter of 2008, the Company determined that one BB+ rated CDO bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s financial statements. In addition, the Company’s CMBS investments were not in an unrealized loss position for more than twelve months and were not determined to be other-than-temporarily impaired. The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment. The Company’s efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. As of September 30, 2009 the Company does not intend to sell the securities, nor does the Company believe it is more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, which may be at maturity. This combined with the Company’s assessment of cash flows, is the basis for the conclusion that these investments are not impaired despite the differences between estimated fair value and book value. The Company attributes the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.
          In 2008, the Company entered into a repurchase agreement with a financial institution for the purpose of financing a portion of the Company’s CDO bond securities. During the nine months ended September 30, 2009, the Company paid down approximately $1.3 million of this facility as a result of a decrease in values associated with a change in market interest rate spreads. At September 30, 2009 and December 31, 2008, borrowings totaled approximately $0.6 million and $8.2 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 6 — Investment in Equity Affiliates
          The following is a summary of the Company’s investment in equity affiliates at September 30, 2009 and December 31, 2008:

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	September 30,	December 31,	September 30,
Equity Affiliates	2009	2008	2009
930 Flushing & 80 Evergreen	$491,975	$491,975	$24,447,965

450 West 33rd Street	1,136,960	1,136,960	50,000,000

1107 Broadway	5,720,000	5,720,000	—

Alpine Meadows	—	10,157,018	30,500,000

St. John’s Development	—	3,500,000	25,000,000

Lightstone Value Plus REIT L.P.	55,988,409	—	—

JT Prime	851,000	—	—

Issuers of Junior Subordinated Notes	578,000	8,305,000	—

Total	$64,766,344	$29,310,953	$129,947,965

          The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method of accounting in accordance with Accounting Standards Codification (ASC) No. 325-20-05 and the remaining investments under the equity method in accordance with ASC No. 323-10-05.
Alpine Meadows
          In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and the Company will be allocated 65% of the losses. The Company also provided a $30.5 million first mortgage loan that matures in September 2012 and bears interest at pricing over one month LIBOR. The outstanding balance on this loan was $30.5 million at September 30, 2009. For the nine months ended September 30, 2009, the Company recorded net income of $1.6 million from this equity investment. This amount reflected Arbor’s portion of the joint venture’s income, net of depreciation expense, and was recorded in income (loss) from equity affiliates and as an increase to the Company’s investment in equity affiliates on the balance sheet. In the second quarter of 2009, the Company recorded an other-than-temporary impairment of $11.7 million for the remaining amount of this investment in loss from equity affiliates in the Company’s Consolidated Statements of Operations. Accounting Standards Codification (ASC) No. 323-10-35 requires that these investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value.
St. John’s Development
          In December 2006, the Company originated a $25.0 million bridge loan with a maturity date in September 2007 with two, three month extensions that bore interest at a fixed rate of 12%. The loan is secured by 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John’s River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. In October 2007, the borrower sold the property to an investor group, in which the Company has a 50% non-controlling interest, for $25.0 million,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
and assumed the $25.0 million mortgage with a new maturity date of November 2009, and a change in the interest rate to LIBOR plus 6.48%. The Company also contributed $0.5 million to cover other operational costs of acquiring and maintaining the property.
          The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan will be recorded as a return of capital and reduction of the Company’s equity investment. For the nine months ended September 30, 2009, the Company received $1.6 million of such interest, reducing the Company’s investment to $1.9 million. In the third quarter of 2009, the Company recorded an other-than-temporary impairment of $1.9 million for the remaining amount of the investment which was recorded in loss from equity affiliates in the Company’s Consolidated Statements of Operations. Accounting Standards Codification (ASC) No. 323-10-35 requires that these investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. The Company accounts for this investment under the equity method. No income from this equity interest has been recognized for the nine months ended September 30, 2009 and 2008.
Lightstone Value Plus REIT L.P. / Prime Outlets
          In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in an unconsolidated joint venture, JT Prime, which owned 15% of Prime Outlets Member, LLC (“POM”), a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounted for this investment under the equity method. Additionally, the Company owned a 16.67% carried profits interest through a consolidated entity which had a 25% interest in POM with a third party member owning the remaining 8.33%.
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
          In the fourth quarter of 2008, the Company received a $1.0 million distribution from POM related to its 24.17% equity and profits interest, the result of excess proceeds from the operations of the business. Of the distribution received by the Company, $1.0 million was recorded as interest income, representing the distribution received from the 25% profits interest, $0.3 million was recorded as net income attributable to noncontrolling interest relating to a third party member’s 8.33% noncontrolling interest share of the profits interest and $0.3 million was recorded as income netted in loss from equity affiliates, representing the portion received from the Company’s 7.5% equity interest. In accordance with the agreement, $0.7 million of the distribution relating to the 16.67% profits interest was used to pay down a portion of the $33.0 million of debt and will reduce the value of the Company’s interest when exchanged for preferred and common operating partnership units at closing, thereby reducing the Company’s future gain.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          In March 2009, the Company exchanged its 16.67% interest in POM for approximately $37.3 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. and the $33.4 million loan is now secured by Arbor’s preferred and common operating partnership units. The Company accounts for its Lightstone Value Plus REIT L.P. investment under the cost method. In June 2013, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4%. The Company retained its 7.5% equity interest in POM. During the three and nine months ended September 30, 2009, the Company recorded $0.6 million and $1.3 million, respectively, of dividends from the preferred and common operating partnership units which were reflected in interest income in the Company’s Consolidated Statement of Operations.
          Through the consolidated entity that owned the 16.67%, the Company recorded in its first quarter 2009 financial statements an investment of approximately $56.0 million for the preferred and common operating partnership units, gain on exchange of profits interest of approximately $56.0 million, net income attributable to noncontrolling interest of approximately $18.7 million related to the third party members portion of income recorded, noncontrolling interest due to the third party member of approximately $2.1 million and a reduction of a $16.5 million receivable from the third party member which was previously recorded in other assets. In accordance with Accounting Standards Codification (ASC) No. 845-10-30, the gain of $56.0 million reflects the fair value of the investment in preferred and operating partnership units received in exchange for the 16.67% profits interest. The Company’s profits interest had no cost basis at the time of the exchange.
     In August 2009, the Company exchanged its remaining 7.5% equity interest in POM for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. The Company owned its 7.5% interest through a 50% non-controlling interest in JT Prime, an unconsolidated joint venture, which had a 15% interest in POM. JT Prime received preferred and common operating units valued at approximately $17.0 million, as well as additional cash consideration of approximately $4.4 million. As there was no remaining basis in the interest in POM held by the unconsolidated joint venture, the unconsolidated joint venture recorded a gain of $21.4 million equal to the value of the operating partnership units and cash received. In connection with this transaction, JT Prime borrowed approximately $15.3 million from Lightstone Value Plus Real Estate Investment Trust, Inc., which is secured by the preferred and common operating partnership units and has an eight year term. In August 2014, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4.00%. The unconsolidated joint venture recorded a nominal amount of dividends from the preferred and common operating partnership units and interest expense related to the note. The Company accounts for their investment in JT Prime under the equity method. As a result of this transaction, the Company recorded in its third quarter 2009 financial statements income from equity affiliates of $10.7 million, representing the Company’s share of the net income recorded by the unconsolidated joint venture. The Company received distributions totaling $9.9 million, representing their share of the proceeds from the note and additional consideration received from Lightstone by the unconsolidated joint venture. As of September 30, 2009, the carrying value of the Company’s investment in JT Prime is $0.9 million. The Company has no continuing involvement with POM after the exchange.
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
          In May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company, which was recorded in investment in equity affiliates, in exchange for $268.4 million of newly issued unsecured junior subordinated notes. As a result of this transaction, the Company retired its $7.4 million of common equity and corresponding trust preferred securities reducing its investment in these entities to $0.6 million as of June 30, 2009. In July 2009, the Company restructured its remaining $18.7 million of trust preferred securities that were not exchanged previously, however, the transaction did not retire the remaining common equity of $0.6 million, which remains as of September 30, 2009. In addition, in March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for $1.3 million. In connection with this

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
transaction, during the second quarter of 2009, the Company retired approximately $0.3 million of common equity related to these junior subordinated notes. See Note 8 — “Debt Obligations” for further information relating to these transactions.
Note 7 — Real Estate Owned and Held-For-Sale
          The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008, the Company established a $2.5 million provision for loan loss related to this property reducing the carrying value to $7.4 million as of June 30, 2009. During the third quarter of 2009, the Company recorded an additional $1.8 million provision for loan loss related to this property reducing the carrying amount to $5.6 million. In August 2009, the Company was the winning bidder at a UCC foreclosure sale of the property securing this loan which was recorded as real estate owned, net in the Company’s third quarter 2009 Consolidated Financial Statements. The carrying value represented the then fair value of the underlying collateral and was transferred to real estate owned, net. For the three months ended September 30, 2009, the Company recorded property operating income of $0.1 million and property operating expenses of $0.1 million. At September 30, 2009, this investment’s balance sheet was comprised of building and leasehold improvements totaling $9.9 million, net of reserve of $4.3 million, and other liabilities of $0.1 million.
          The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the Company foreclosed on the property secured by the loan. As a result, during the second quarter of 2009 the Company recorded this investment on its balance sheet as real estate owned, net at a fair value of $2.9 million. The carrying value represented the then fair value of the underlying collateral. For the three and nine months ended September 30, 2009, the Company recorded property operating income of $0.3 million and $0.5 million, respectively, and property operating expenses of $0.5 million and $0.8 million, respectively. At September 30, 2009, this investment’s balance sheet was comprised of land, building and leasehold improvements net of depreciation and allowances totaling $2.8 million, other assets of $0.1 million and other liabilities of $0.3 million.
          The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its balance sheet as real estate owned, net at fair value which included the Company’s $3.5 million carrying value of the loan and $41.4 million first lien in mortgage notes payable. During the third quarter of 2009, the Company mutually agreed with a first mortgage lender to appoint a receiver to operate the property. As a result, this investment was reclassified from real estate owned, net to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses for current and prior periods were reclassified to discontinued operations in the Company’s Consolidated Financial Statements, as well as an impairment loss of $4.9 million was recorded. For the three and nine months ended September 30, 2009, loss from discontinued operations consisted of property operating income of $0.5 million and $3.3 million, respectively, property operating expenses of $0.4 million and $3.0 million, respectively, and depreciation and amortization of $0.1 million and $0.7 million, respectively, and the investment held-for sale consisted of land, building and leasehold improvements net of depreciation and allowances totaling $41.4 million and a mortgage note payable held-for-sale of $41.4 million as of September 30, 2009. At September 30, 2009 the Company also has a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million. For the three and nine months ended September 30, 2008, the Company previously recorded property operating income of $1.4 million, property operating expenses of $1.4 million and depreciation and amortization of $0.3 million and $0.4 million, respectively, to earnings. At December 31, 2008, this investment’s balance sheet was comprised of land of $6.2 million, building and leasehold improvements net of depreciation of $41.1 million, cash of $0.3 million, other assets of $0.8 million, mortgage note payable of $41.4 million, and other liabilities of $1.2 million.
          Discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 8 — Debt Obligations
          The Company utilizes repurchase agreements, a term credit agreement with a revolving component, a working capital line, loan participations, collateralized debt obligations and junior subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.
Repurchase Agreements
          The following table outlines borrowings under the Company’s repurchase agreements as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Repurchase agreement, financial institution, $200 million committed line, terminated in June 2009, interest was variable based on one-month LIBOR, the weighted average note rate was 1.50%	$—	$—	$36,961,289	$49,547,947

Repurchase agreement, financial institution, $2.7 million committed line at September 30, 2009, expiration June 2010, interest is variable based on one-month LIBOR; the weighted average note rate was 2.78% and 3.07%, respectively	2,716,333	4,123,938	15,554,000	19,240,188

Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three-month LIBOR; the weighted average note rate was 1.56% and 2.48%, respectively	592,000	10,025,598	8,212,500	12,089,904

Total repurchase agreements	$3,308,333	$14,149,536	$60,727,789	$80,878,039

          At September 30, 2009, the aggregate weighted average note rate for the Company’s repurchase agreements was 2.56%. There were no interest rate swaps on these repurchase agreements at September 30, 2009.
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
          The Company has a repurchase agreement that bears interest at 250 basis points over LIBOR. In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount to $2.7 million reflecting the one asset currently financed in this facility. During the nine months ended September 30, 2009, the Company paid down approximately $12.8 million of this facility. At September 30, 2009, the outstanding balance under this facility was $2.7 million.
          In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During the nine months ended September 30, 2009, the Company paid down approximately $1.3 million of this debt, due to a decrease in values associated with a change in the market interest rate spreads and an additional $6.3 million of principal. At September 30, 2009, the outstanding balance in this facility was approximately $0.6 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statements of operations. These transactions may not qualify as a purchase by the Company under Accounting Standards Codification (ASC) No. 860-10-40 which is effective for fiscal years beginning after November 15, 2008. The Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the statements of operations when certain criteria to treat these transactions not as part of the same arrangements (linked transactions) are not met. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. However, ASC No. 860-10-40 applies to prospective transactions occurring on or after the adoption date.
Junior Subordinated Notes
          The following table outlines borrowings under the Company’s junior subordinated notes as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $29.4 million and $27.1 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 5.25%, respectively	$26,276,878	$27,070,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 8.32%, respectively	25,040,904	25,780,000

Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.42%, respectively	6,242,362	25,774,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 6.85%, respectively	25,040,904	25,774,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million and $51.6 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 6.85%, respectively	24,414,881	51,550,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $51.6 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.93%, respectively	25,040,904	51,550,000

Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million and $15.5 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.86%, respectively	13,048,131	15,464,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million and $14.4 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.22%, respectively	14,020,452	14,433,000

Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million and $38.7 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.22%, respectively	28,166,085	38,660,000

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,040,904	—

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,666,925	—

Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	18,976,817	—

Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,352,668	—

Total junior subordinated notes	$259,328,815	$276,055,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
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
September 30, 2009
(Unaudited)
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
          The carrying value under these facilities was $259.3 million at September 30, 2009 and $276.1 million at December 31, 2008. The current weighted average note rate was 0.50% at September 30, 2009 and 7.21% at December 31, 2008. However, based upon the accounting treatment for the restructure, the effective rate was 3.96% at September 30, 2009. The impact of these entities in accordance with FIN 46R “Consolidation of Variable Interest Entities” is discussed in Note 2.
Notes Payable
          The following table outlines borrowings under the Company’s notes payable as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Term credit agreement, Wachovia Bank, National Association, $286.1 million committed line, $35.3 million revolving component, expiration July 2012, interest is variable based on one-month LIBOR; the weighted average note rate was 4.36% and 3.34%, respectively (1)	$286,115,630	$438,639,606	$280,182,244	$476,593,594

Revolving credit agreement, Wachovia Bank, National Association, interest was variable based on one-month LIBOR; the weighted average note rate was 3.08% (1)	—	—	64,834,510	101,260,891

Term credit agreement, Wachovia Bank, National Association, interest was variable based on one-month LIBOR; the weighted average note rate was 2.98% (1)	—	—	32,948,717	29,604,167

Bridge loan warehouse, financial institution, $13.5 million committed line, expiration May 2010, interest rate was variable based on LIBOR or Prime, the weighted average note rate was 5.15% (2)	—	—	43,762,001	53,828,592

Working capital facility, Wachovia Bank, National Association; $49.5 million committed line, expiration June 2012, interest is variable based on one-month LIBOR, the weighted average note rate was 8.36% and 5.51%, respectively (1)	49,505,228	—	41,907,965	—

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%, respectively	50,157,708	55,988,411	48,500,000	—

Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	5,000,000	5,000,000	5,000,000	5,000,000

Junior loan participation, maturity May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$392,078,566	$500,928,017	$518,435,437	$667,587,244

(1)	In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association (“Wachovia”) as discussed below.

(2)	In July 2009, this facility was paid off as discussed below.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          At September 30, 2009, the aggregate weighted average note rate for the Company’s notes payable, including the cost of interest rate swaps on assets financed in these facilities, was 4.96%. Excluding the effect of swaps, the weighted average note rate at September 30, 2009 was 4.55%.
          In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as follows:
•	The term revolving credit agreement, with an outstanding balance of $64.0 million, was combined into the term debt facility with an outstanding balance of $237.7 million, along with a portion of the term debt facility with an outstanding balance of $30.3 million, and $15.0 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 million. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with an outstanding balance of $316.7 million, which contains a revolving component with $35.3 million of availability, and one working capital facility with an outstanding balance of $57.2 million.

•	The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012.

•	The term debt facility requires a $48.0 million reduction over the three year term, with approximately $8.0 million in reductions due every six months beginning in December 2009.

•	Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets.

•	The working capital facility requires quarterly amortization of up to $3.0 million per quarter, $1.0 million per CDO, only if both (a) the CDO is cash flowing to the Company and (b) the Company has a minimum quarterly liquidity level of $27.5 million.

•	Interest rate of LIBOR plus 350 basis points for the term loan facility, compared to LIBOR plus approximately 200 basis points previously and LIBOR plus 800 basis points for the working capital facility, compared to LIBOR plus 500 basis points previously. The Company has also agreed to pay a commitment fee of 1.00% payable over 3 years.

•	The Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015.

•	Annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and the Company maintains $35.0 million of minimum liquidity.

•	The Company’s CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of the Company for the term of the facilities.
In addition, the financial covenants have been reduced to the following:
•	Minimum quarterly liquidity of $7.5 million in cash and cash equivalents.

•	Minimum quarterly GAAP net worth of $150.0 million.

•	Ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          As a result of the above mentioned amendment, at September 30, 2009, the Company has one term credit agreement with Wachovia, which contains a revolving component with $35.3 million of availability. The facility has a commitment period of three years to July 2012, bears an interest rate of LIBOR plus 350 basis points and margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. During the three months ended September 30, 2009, the Company made net paydowns to the facility of $30.6 million, reducing the $48.0 million balance reduction requirements to $17.4 million and satisfying the requirements until June 2011. The outstanding balance under this facility was $286.1 million at September 30, 2009.
          The Company has a working capital facility with Wachovia with a maturity of June 2012 and an interest rate of LIBOR plus 800 basis points. At September 30, 2009, the outstanding balance under this facility was $49.5 million.
          The Company had a $70.0 million bridge loan warehouse agreement which had a maturity date of October 2009. In May 2009, the Company amended this facility, extending the maturity to May 2010, with a one year extension option, and reducing the committed amount to $13.5 million. This agreement bears a rate of interest, payable monthly, based on LIBOR plus 3.75%. Pricing is available at Prime or over 1, 2, 3 or 6-month LIBOR, at the Company’s option. In July 2009, this facility was paid off.
          During the second quarter of 2008, the Company recorded a $49.5 million note payable related to the POM exchange of profits interest transaction. The note was initially secured by the Company’s interest in POM, matures in July 2016 and bore interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million, bears interest at a fixed rate of 4% and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. See Note 6 — “Investment in Equity Affiliates” for further details. At September 30, 2009, the outstanding balance of this note was $50.2 million.
          The Company has three junior loan participations with a total outstanding balance at September 30, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans.
Mortgage Note Payable — Held-For-Sale
          During the second quarter of 2008, the Company recorded a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale at September 30, 2009. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and was recorded in mortgage note payable. The outstanding balance of this mortgage was $41.4 million at September 30, 2009.
Note Payable — Related Party
          During the fourth quarter of 2008, the Company borrowed $4.2 million from the Company’s manager, ACM. At December 31, 2008, the Company had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.
Collateralized Debt Obligations
          The following table outlines borrowings under the Company’s collateralized debt obligations as of September 30, 2009 and December 31, 2008:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	September 30, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.17% and 2.41%, respectively	$255,116,498	$275,319,000

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.28% and 3.03%, respectively	330,596,187	343,270,000

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.76% and 1.65%, respectively	516,863,845	533,700,000

Total CDOs	$1,102,576,530	$1,152,289,000

          At September 30, 2009, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.77%. Excluding the effect of swaps, the weighted average note rate at September 30, 2009 was 0.83%.
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
          CDO III has a $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $516.9 million at September 30, 2009 which included $86.7 million outstanding under the revolving note facility. The outstanding note balance for CDO III was $533.7 million at December 31, 2008 which included $86.2 million outstanding under the revolving note facility.
          The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, CDOs are consolidated in the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.
          During the quarter ended September 30, 2009, the Company purchased, at a discount, approximately $4.6 million of investment grade rated notes originally issued by the Company’s CDO I issuing entity for a price of $1.2 million and $3.3 million of investment grade rated notes originally issued by the Company’s CDO III issuing entity for a price of $0.3 million. These notes were purchased from third party investors. The Company recorded a net gain on extinguishment of debt of $6.3 million from these transactions in its Consolidated Statements of Operations.
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
September 30, 2009
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
Debt Covenants
          Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented at September 30, 2009.
          The Company’s CDO bonds contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of September 30, 2009. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The chart below is a summary of the Company’s CDO compliance tests as of the most recent distribution date:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization (1)

Current	194.09%	175.01%	109.99%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	568.38%	513.60%	565.26%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by the Company. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.
          The Company also has certain cross-default provisions whereby accelerated re-payment would occur under the Wachovia Term Credit and Working Capital facilities if any party defaults under any indebtedness in a principal amount of at least $5.0 million in the aggregate beyond any applicable grace period regardless of whether the default

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
has been or is waived. Also, a default under the Junior Subordinated Indentures or any of the CDOs would trigger a default under the Company’s Wachovia debt agreements, but not vice versa, and no payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The Junior Subordinated Indentures are also cross-defaulted with each other.
Note 9 — Derivative Financial Instruments
          The Company accounts for derivative financial instruments in accordance with Accounting Standards Codification (ASC) No. 815-10-10 which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Additionally, in accordance with ASC No. 815-20-35, the fair value adjustments will affect either accumulated other comprehensive loss in Arbor Realty Trust, Inc. Stockholders’ Equity until the hedged item is recognized in earnings, or in net (loss) income attributable to Arbor Realty Trust, Inc., depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
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
          The following is a summary of the derivative financial instruments held by the Company as of September 30, 2009 and December 31, 2008: (Dollars in Thousands)

			Notional Value				Fair Value
						Balance
Designation\			September 30,	December 31,	Expiration	Sheet	September 30,	December 31,
Cash Flow	Derivative	Count	2009	2008	Date	Location	2009	2008

Non-Qualifying	Basis Swaps	10	$1,080,893	$1,303,631	2009 - 2015	Other Assets	$2,101	$7,193

Qualifying	Interest Rate Swaps	1	$45,118	$—	2016	Other Assets	$23	$—

Qualifying	Interest Rate Swaps	33	$661,644	$926,428	2010 - 2017	Other Liabilities	$(56,483)	$(98,162)

          The fair value of Non-Qualifying Hedges was $2.1 million and $7.2 million as of September 30, 2009 and December 31, 2008, respectively, and is recorded in other assets in the Consolidated Balance Sheet. These basis

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC No. 815-20-25. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. For the nine months ended September 30, 2009 and 2008, the change in fair value of the Non-Qualifying Swaps was $(5.1) million and $0.4 million, respectively and was recorded in interest expense on the Consolidated Statements of Operations.
          The fair value of Qualifying Cash Flow Hedges as of September 30, 2009 and December 31, 2008 was $(56.5) million and $(98.2) million, respectively, and was recorded in other liabilities in the amount of $(56.5) million and in other assets in an amount less than $0.1 million at September 30, 2009 and other liabilities at December 31, 2008 and the change in accumulated other comprehensive loss in the Consolidated Balance Sheet. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the nine months ended September 30, 2009, the Company entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap. During the nine months ended September 30, 2009, the Company terminated seven interest rate swaps related to the Company’s restructured trust preferred securities, with a combined notional value of $185.0 million, an interest rate swap with a notional value of approximately $33.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million and two basis swaps and one interest rate swap had partially amortizing maturities totaling approximately $239.7 million. As of September 30, 2009, the Company expects to reclassify approximately $(29.8) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.
          Gains and losses on terminated swaps are being recognized in earnings over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company deferred through accumulated other comprehensive loss approximately $3.3 million of such loss on the termination of an interest rate swap agreement in the second quarter of 2009 and $5.0 million of such loss on the termination of an interest rate swap agreement in the first quarter of 2009. As of September 30, 2009, the Company has a net loss of $6.3 million in accumulated other comprehensive loss. As of December 31, 2008, the Company had a net gain of $1.6 million in accumulated other comprehensive loss. The Company recorded $0.4 million as additional interest expense related to the amortization of the loss for the nine months ended September 30, 2009 and $0.3 million as a reduction to interest expense related to the accretion of the net gains for both the nine months ended September 30, 2009 and 2008. The Company expects to record approximately $1.2 million of net deferred loss to interest expense over the next twelve months. The Company also recorded a loss of $8.7 million on the termination of the interest rate swaps related to the restructured trust preferred securities directly to loss on terminated swaps in the second quarter of 2009 as interest rate swaps were determined to no longer be effective or necessary due to the modified interest payment structure of the newly issued unsecured junior subordinated notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of September 30, 2009 and September 30, 2008: (Dollars in Thousands)

				Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Amount of Gain or		Reclassified from		Reclassified from
		(Loss) Recognized in		Accumulated Other		Accumulated Other		Amount of Gain or (Loss)
		Other Comprehensive		Comprehensive Loss into		Comprehensive Loss into Loss		Recognized
		Loss		Interest Expense		on Terminated Swaps		in Interest Expense
		(Effective Portion)		(Effective Portion)		(Ineffective Portion)		(Ineffective Portion)
		For the Nine Months		For the Nine Months		For the Nine Months		For the Nine Months
		Ended		Ended		Ended		Ended
		September	September	September	September	September	September	September	September
Designation		30,	30,	30,	30,	30,	30,	30,	30,
\Cash Flow	Derivative	2009	2008	2009	2008	2009	2008	2009	2008

Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$2,391	$3,815

Qualifying	Interest Rate Swaps	$33,839	$4,604	$(21,541)	$(10,045)	$(8,730)	$—	$—	$—

          The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of September 30, 2009 and December 31, 2008 of $(62.8) million and $(96.6) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(56.5) million and $(98.2) million, respectively, deferred losses on terminated interest swaps of $(7.6) million as of September 30, 2009, and deferred net gains on termination of interest swaps of $1.3 million and $1.6 million as of September 30, 2009 and December 31, 2008, respectively.
          The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with one of its derivative counterparties that contains a provision where if Arbor Realty Trust, Inc. stockholders’ equity declines by more than 50%, then the Company could be declared in default on its derivative obligation. As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(21.7) million. As of September 30, 2009, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $21.4 million. If the Company had breached any of these provisions as of September 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $(21.7) million, which is $0.3 million more than the posted collateral.
Note 10 — Fair Value
Fair Value of Financial Instruments
          Accounting Standards Codification (ASC) No. 825-10-50 requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. ASC No. 825-10-65 requires the Company to disclose in the notes of its interim financial statements as of the second quarter of 2009, as well as its annual financial statements, the fair value of all financial instruments as required by ASC No. 825-10-50. ASC No. 825-10-65 applies to all financial instruments within the scope of ASC No. 825-10-50.
          The following table summarizes the carrying values and the estimated fair values of financial instruments as of September 30, 2009 and December 31, 2008. Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,847,707,068	$1,535,017,199	$2,181,683,619	$1,886,787,988
Available-for-sale securities	117,579	117,579	529,104	529,104
Securities held-to-maturity	68,547,038	33,134,600	58,244,348	18,735,000
Derivative financial instruments	2,124,431	2,124,431	7,192,967	7,192,967

Financial liabilities:
Repurchase agreements	$3,308,333	$3,267,942	$60,727,789	$58,390,888
Collateralized debt obligations	1,102,576,530	408,740,562	1,152,289,000	324,796,811
Junior subordinated notes	259,328,815	70,260,313	276,055,000	66,061,690
Notes payable	392,078,566	375,511,149	518,435,437	499,254,876
Note payable — related party	—	—	4,200,000	4,177,373
Mortgage note payable — held-for-sale	41,440,000	40,451,493	41,440,000	40,893,904
Derivative financial instruments	56,482,932	56,482,932	98,161,523	98,161,523
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
          Derivative financial instruments: Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet. In accordance with Accounting Standards Codification (ASC) No. 820-10-35, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.
          Repurchase agreements, notes payable and mortgage note payable — held-for-sale: Fair values are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financings with similar characteristics and credit quality. Due to their reasonably short-term nature, the differences between fair values and carrying values were relatively small.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Fair Value Measurement
          ASC No. 820-10-05 for financial assets and liabilities defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
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
          Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC No. 820-10-35 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
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
          The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2009.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:

Available-for-sale securities (1)	$117,579	$117,579	$117,579	$—	$—

Derivative financial instruments	2,124,431	2,124,431	—	2,124,431	—

Financial liabilities:

Derivative financial instruments	56,482,932	56,482,932	—	56,482,932	—

(1)	During the year ended December 31, 2008, the Company’s available-for-sale securities were written to their fair value of $0.5 million, resulting in the recognition of a $16.2 million impairment that was considered other-than-temporary and included in operations for the period. An additional impairment charge of $0.4 million was recorded to the Consolidated Statements of Operations during the nine months ended September 30, 2009 to reflect the investment at its market value as of September 30, 2009.
          Available-for-sale securities: Fair values are approximated on current market quotes received from financial sources that trade such securities.
          Derivative financial instruments: Fair values are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the consolidated balance sheet. In accordance with Accounting Standards Codification (ASC) No. 820-10-35, the Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.
          The Company measures certain financial assets and financial liabilities at fair value on a nonrecurring basis, such as loans and securities held-to-maturity. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2009.

Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:

Impaired loans, net (1)	$311,195,790	$268,140,803	$—	$—	$268,140,803

Securities-held-to maturity (2)	—	—	—	—	—

(1)	The Company had an allowance for loan losses of $252.8 million relating to 28 loans with an aggregate carrying value, before reserves, of approximately $563.9 million at September 30, 2009.

(2)	During the year ended December 31, 2008, one of the Company’s held-to-maturity securities was written down resulting in the recognition of a $1.4 million impairment that was considered other-than-temporary and included in earnings for the period.
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
September 30, 2009
(Unaudited)
          Securities held-to-maturity: Fair values are approximated on current market quotes received from financial sources that trade such securities.
Note 11 — Commitments and Contingencies
Contractual Commitments
          As of September 30, 2009, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable	$—	$1,300	$13,887	$326,734	$—	$50,158	$392,079

Collateralized debt obligations (2)	31,616	65,765	196,483	808,713	—	—	1,102,577

Repurchase agreements	—	3,308	—	—	—	—	3,308

Junior Subordinated Notes (3)	—	—	—	—	—	289,958	289,958

Mortgage note payable — held-for-sale	—	—	—	41,440	—	—	41,440

Outstanding unfunded commitments (4)	11,959	39,543	14,238	1,295	418	752	68,205

Totals	$43,575	$109,916	$224,608	$1,178,182	$418	$340,868	$1,897,567

(1)	Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on the Company’s debt obligations of $12.5 million in 2009, $48.4 million in 2010, $45.0 million in 2011, $32.2 million in 2012, $11.1 million in 2013 and $196.3 million thereafter based on current LIBOR rates.

(2)	Comprised of $255.1 million of CDO I debt, $330.6 million of CDO II debt and $516.9 million of CDO III debt with a weighted average remaining maturity of 1.80, 2.38 and 2.79 years, respectively, as of September 30, 2009. In the nine months ended September 30, 2009, the Company repurchased, at a discount, approximately $42.8 million of investment grade notes originally issued by the Company’s CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $42.8 million.

(3)	Represents the face amount due upon maturity. The carrying value is $259.3 million, which is net of a deferred amount of $(30.6) million. In the first quarter of 2009, the Company repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by the Company’s issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million.

(4)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $68.2 million as of September 30, 2009, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $68.2 million outstanding balance at September 30, 2009, the Company’s restricted cash balance contained approximately $30.6 million of cash held to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.
Litigation
          The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 12 — Equity
Common Stock
          The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
          In 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. At September 30, 2009, the Company had $425.3 million available under this shelf registration.
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
          The Company had 25,387,410 and 25,142,410 shares of common stock outstanding at September 30, 2009 and December 31, 2008, respectively.
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
Warrants
          In connection with the amended and restructured term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million using the Black-Scholes method and will be amortized into interest expense over the life of the agreement in the Company’s Consolidated Statement of Operations. See Note 8 — “Debt Obligations” for further information relating to this transaction.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Noncontrolling Interest
          At December 31, 2007, noncontrolling interest in the Company’s operating partnership was $72.9 million reflecting ACM’s 15.5% limited partnership interest in ARLP, the Company’s operating partnership. In June 2008, ACM exercised its right to redeem its 3,776,069 operating partnership units (“OP units”) in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in the Company and the balance of noncontrolling interest in the operating partnership were reduced to zero as of June 30, 2008. In accordance with Accounting Standards Codification (ASC) No. 974-810-35, the redemption of the noncontrolling interest in operating partnership in exchange for the Company’s common stock was recorded at book value and recorded directly to equity in additional paid-in capital. In addition, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation, up to 21.9% of the Company’s outstanding common stock.
          Accounting Standards Codification (ASC) No. 810-10-45 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the Company and holders of such noncontrolling interests. Under ASC No. 810-10-45, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Also under ASC No. 810-10-45, net income encompasses the total income of all consolidated subsidiaries and requires separate disclosure on the face of the statements of operations of income attributable to the controlling and noncontrolling interests. Under ASC No. 810-10-40, when a subsidiary is deconsolidated, any retained, noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The presentation and disclosure requirements have been applied retrospectively for all periods presented.
          Noncontrolling interest in a consolidated entity on the Company’s consolidated balance sheet as of September 30, 2009 and December 31, 2008 was $2.0 million and ($10,981), respectively, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the POM transaction discussed in Note 6 — “Investment in Equity Affiliates”. As a result of the POM transaction in March 2009, the Company recorded $18.5 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million during the quarter ended March 2009. For the nine months ended September 30, 2008, $4.3 million of net income attributable to the noncontrolling interest on the Company’s Consolidated Statements of Operations primarily represented income allocated to ACM’s noncontrolling interest in the operating partnership.
Note 13 — Earnings Per Share
          Earnings per share (“EPS”) is computed in accordance with Accounting Standards Codification (ASC) No. 260-10-45. Basic earnings per share is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income adjusted for noncontrolling interest in the operating partnership by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are the potential settlement of incentive management fees in common stock, ARLP’s operating partnership units, prior to the redemption for common stock in June 2008 and the dilutive effect of warrants outstanding.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2009 and 2008.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2009		September 30, 2008
	Basic	Diluted (1)	Basic	Diluted
Net (loss) income from continuing operations, net of noncontrolling interest	$(39,177,180)	$(39,177,180)	$2,795,520	$2,795,520

Net loss from discontinued operations	(4,957,782)	(4,957,782)	(219,634)	(219,634)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(44,134,962)	$(44,134,962)	$2,575,886	$2,575,886

Weighted average number of common shares Outstanding	25,387,410	25,387,410	24,990,710	24,990,710

Net (loss) income from continuing operations, net of noncontrolling interest, per common share	$(1.54)	$(1.54)	$0.11	$0.11
Loss from discontinued operations per common share	(0.20)	(0.20)	(0.01)	(0.01)

Net (loss) income attributable to Arbor Realty Trust, Inc. per common share	$(1.74)	$(1.74)	$0.10	$0.10

(1)	Of the 1.0 million warrants issued in the third quarter of 2009, 500,000 warrants outstanding were anti-dilutive and 500,000 warrants outstanding were not exercisable, and thus excluded from the calculation.
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Basic	Diluted (1)	Basic	Diluted
Net (loss) income from continuing operations, net of non-controlling interest	$(91,670,358)	$(91,670,358)	$27,399,230	$27,399,230

Add: net income attributable to noncontrolling interest in operating partnership	—	—	1,510,657	4,450,754

Net loss from discontinued operations	(5,275,337)	(5,275,337)	(390,547)	(390,547)

(Loss) earnings allocable to common stock	$(96,945,695)	$(96,945,695)	$28,519,340	$31,459,437

Weighted average number of common shares outstanding	25,288,692	25,288,692	22,166,518	22,166,518

Weighted average number of operating partnership units	—	—	—	2,494,411

Dilutive effect of incentive management fee shares	—	—	—	45,245

Total weighted average common shares outstanding	25,288,692	25,288,692	22,166,518	24,706,174

Net (loss) income from continuing operations, net of noncontrolling interest, per common share	$(3.62)	$(3.62)	$1.31	$1.29
Loss from discontinued operations per common share	(0.21)	(0.21)	(0.02)	(0.02)

Net (loss) income attributable to Arbor Realty Trust, Inc. per common share	$(3.83)	$(3.83)	$1.29	$1.27

(1)	Of the 1.0 million warrants issued in the third quarter of 2009, 500,000 warrants outstanding were anti-dilutive and 500,000 warrants outstanding were not exercisable, and thus excluded from the calculation.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 14 — Related Party Transactions
          At September 30, 2009, due to related party was $0.9 million and consisted of $1.9 million of base management fees due to ACM, of which $1.2 million will be remitted by the Company after December 31, 2009, net of $1.0 million of escrows due from ACM related to a second quarter 2009 foreclosed real estate asset transaction. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees due to ACM that were remitted by the Company in February 2009.
          At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. During the second quarter of 2009, ACM repaid the $2.9 million overpayment in full. See Note 16 — “Management Agreement” for further details.
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
          The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds approximately 5.4 million common shares, representing 21.2% of the voting power of the Company’s outstanding stock as of September 30, 2009.
Note 15 — Distributions
          Under the terms of the July 2009 Wachovia debt restructuring, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of taxable income in cash if certain conditions are met, as previously disclosed. See Note 8 — “Debt Obligations” for further details. Based on the continued difficult economic environment, the Board of Directors and the Company have elected not to pay a common stock dividend for the quarter ended September 30, 2009.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          On August 6, 2009, the Company amended its management agreement with ACM. The amendment was negotiated by a special committee of the Company’s Board of Directors, consisting solely of independent directors and approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The significant components of the amendment, effective as of January 1, 2009, were as follows:
•	The existing base management fee structure, which was calculated as a percentage of the Company’s equity, was replaced with an arrangement whereby the Company will reimburse ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and the Company estimates the 2009 base management fee will be in the range of $8.0 million to $9.0 million. Concurrent with this change, all future origination fees on investments will be retained by the Company, whereas under the prior agreement, origination fees up to 1% of the loan were retained by ACM. In addition, the Company made a $3.0 million payment to the manager in consideration of expenses incurred by the manager in 2008 in managing the Company’s business and certain other services. These changes were accounted for prospectively as a change in accounting estimate and a recognized subsequent event during the second quarter of 2009.

•	The percentage hurdle for the incentive fee will be applied on a per share basis to the greater of $10.00 and the average gross proceeds per share, whereas the previous management agreement provided for such percentage hurdle to be applied only to the average gross proceeds per share. In addition, only 60% of any loan loss and other reserve recoveries will be eligible to be included in the incentive fee calculation, which will be spread over a three year period, whereas the previous management agreement did not limit the inclusion of such recoveries in the incentive fee calculation.

•	The amended management agreement allows the Company to consider, from time to time, the payment of additional incentive fees to the manager for accomplishing certain specified corporate objectives. In accordance with the agreement, “success-based” payments were paid in the third quarter of 2009 totaling $4.1 million, for the trust preferred and Wachovia debt restructurings.

•	The amended management agreement modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed.

•	The amended management agreement will remain in effect until December 31, 2010, and will be renewed automatically for successive one-year terms thereafter.
          For performing services under the management agreement, the Company previously paid ACM an annual base management fee payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of the equity up to $400 million, 0.625% per annum of the equity from $400 million to $800 million and 0.50% per annum of the equity in excess of $800 million. For purposes of calculating the base management fee, equity equaled the month end value computed in accordance with GAAP of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income. With respect to all loans and investments originated during the term of the management agreement, the Company had also agreed with ACM that the Company pay ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
          The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Management Fees:	2009	2008	2009	2008
Base	$6,136,170	$901,163	$13,136,170	$2,701,091

Incentive	—	(2,118,311)	—	815,033

Total expensed	$6,136,170	$(1,217,148)	$13,136,170	$3,516,124

Incentive compensation- deferred	—	—	—	7,292,448

Total management fee	$6,136,170	$(1,217,148)	$13,136,170	$10,808,572

          For the three months ended September 30, 2009 and 2008, the Company recorded $6.1 million and $0.9 million, respectively, of base management fees due to ACM of which $1.8 million and $0.3 million, respectively, were included in due to related party. For the three and nine months ended September 30, 2009, as a result of the amended management agreement, the Company recorded an additional $2.0 million and $9.0 million, respectively, of base management fees, or $0.08 and $0.36 per basic and diluted common share, respectively. The new fee structure also provides for “success-based” payments to be paid to the Company’s manager upon the completion of specified corporate objectives in addition to the standard base management fee. In the third quarter of 2009, the base management fee included success-based payments which were paid for the trust preferred and Wachovia debt restructurings totaling an additional $4.1 million. For the three and nine months ended September 30, 2008, the Company recorded $0.9 million and $2.7 million, respectively, of base management fees.
          For the three and nine months ended September 30, 2009, ACM did not earn an incentive compensation installment. For the three months ended September 30, 2008 ACM did not earn an incentive compensation installment and an overpayment of the incentive fee in the amount of $2.1 million was recorded and included in due from related party and for the nine months ended September 30, 2008, ACM earned incentive compensation installments totaling $8.1 million. The $8.1 million included a $7.3 million deferred management fee recorded in the second quarter of 2008 related to the incentive compensation fee recognized from the monetization of the POM transaction in June 2008, which subsequently closed in the second quarter of 2009. In 2008, the $7.3 million deferred incentive compensation fee was paid in 355,903 shares of common stock and $4.1 million paid in cash, and was reclassified to prepaid management fees. In accordance with the management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2009 fiscal year and any overpayments are required to be repaid in accordance with the amended management agreement.
          During the nine months ended September 30, 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. In June, 2009, ACM repaid the $2.9 million in accordance with the amended management agreement described above. Additionally, in 2007, ACM received an incentive compensation installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive compensation management fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, of one of the Company’s equity affiliates.
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
          Our operating performance is primarily driven by the following factors:
•	Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. However, if the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. Net interest income is also directly impacted by the size of our asset portfolio. See “Current Market Conditions, Risks and Recent Trends” below for risks and trends of our net interest income.

•	Credit quality of our assets — Effective asset and portfolio management is essential to maximizing the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.

•	Cost control — We seek to minimize our operating costs, which consist primarily of employee compensation and related costs, management fees and other general and administrative expenses. If there are increases in foreclosures and non-performing loans and investments, certain of these expenses, particularly employee compensation expenses and asset management related expenses, may increase.
          We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. We did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries during the nine months ended September 30, 2009 and 2008.
Current Market Conditions, Risks and Recent Trends
          Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Commercial real estate classes in general have been adversely affected by this prolonged economic downturn and liquidity crisis. If this continues, the commercial real estate sector will likely experience additional losses, challenges in complying with the terms of financing agreements, decreased net interest spreads, and additional difficulties in raising capital and obtaining investment financing on attractive terms.
          These circumstances have materially impacted liquidity in the financial markets and have resulted in the unavailability of certain types of financing, and, in certain cases, making terms for certain financings less attractive.

If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. During the third quarter of 2009, we restructured substantially all of our short term debt for three years at costs of financing higher than previous rates. This has and will continue to have a negative impact on our net interest margins. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.
          This environment has undoubtedly had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. Declining real estate values will likely continue to minimize our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. During the first, second and third quarters of fiscal year 2009, respectively, we recorded $67.5 million, $23.0 million and $51.0 million of new provisions for loan losses due to declining collateral values and $9.0 million, $23.8 million and $0.3 million of losses on restructured loans. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing. These trends may persist with a prolonged economic recession and we feel that there will be increases in modifications and delinquencies for the remainder of this year, which will result in reduced net interest margins and additional losses throughout our sector.
          REIT’s have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, as mentioned above, we were successful in restructuring our short term debt facilities, and, based on available liquidity and market opportunities, have from time to time repurchased our debt at discounts. We will continue to remain focused on executing these strategies when appropriate and where available as this significant economic downturn persists.
          Refer to our Annual Report on Form 10-K for the year ending December 31, 2008 as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” herein for additional risk factors.
Sources of Operating Revenues
          We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three and nine months ended September 30, 2009, interest income earned on these loans and investments represented approximately 95% of our total revenues, respectively. For the three and nine months ended September 30, 2008, interest income earned on these loans and investments represented approximately 95% and 98% of our total revenues, respectively.
          Interest income may also be derived from profits of equity participation interests. No such interest income had been recognized for the three and nine months ended September 30, 2009. For the nine months ended September 30, 2008, interest earned on these equity participation interests represented approximately 1% of our total revenues. No such interest income had been recognized for the three months ended September 30, 2008.
          We derived interest income from our investments in commercial real estate (“CRE”) collateralized debt obligation bond securities and commercial mortgage-backed securities (“CMBS”). For the three and nine months ended September 30, 2009, interest on these investments represented approximately 4% and 3% of our total revenues, respectively. For the three and nine months ended September 30, 2008, interest on these investments represented approximately 2% and 1% of our total revenues, respectively.
          Property operating income is derived from our real estate owned. For the three and nine months ended September 30, 2009, property operating income represented approximately 1% of our total revenues. No such income was recognized for the three and nine months ended September 30, 2008.
          Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and nine months ended September 30, 2009, revenue from other income represented less than 1% of our total revenues. For the three and nine months ended September 30, 2008, revenue from other income represented less than 1% of our total revenues.
Income or Loss from Equity Affiliates and Gain on Sale of Loans and Real Estate
          We derive income or losses from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties and any other-than-temporary impairment of these investments on a single line item in the consolidated statements of operations as income or loss from equity affiliates. For the three months ended September 30, 2009, income from equity affiliates was approximately $8.9 million and for the nine months ended September 30, 2009, loss from equity affiliates was approximately $(1.3) million. For the three and nine months ended September 30, 2008, loss from equity affiliates totaled approximately $(1.6) million and $(2.2) million, respectively.
          We also may derive income or losses from the sale of loans and real estate. We may acquire (1) real estate for our own investment and, upon stabilization, disposition at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio. No such income on the sale of loans has been recorded to date.
Critical Accounting Policies
          Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2009, there were no material changes to these policies, except for the updates discussed below.
Revenue Recognition
          Interest Income. Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectibility, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the three and nine months ended September 30, 2009 as compared to $0.3 million for the nine months ended September 30, 2008. No such income had been recognized for the three months ended September 30, 2008.
          Property operating income. Property operating income represents operating income associated with the operations of two commercial real estate properties presented as real estate owned, net. For the three and nine months ended September 30, 2009, we recorded approximately $0.4 million and $0.6 million, respectively, of property operating income relating to real estate owned. At September 30, 2009, one of our real estate investments was reclassified from real estate owned, net to real estate held-for-sale and resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods. There was no property operating income for the three and nine months ended September 30, 2008.
Derivatives and Hedging Activities
          In accordance with Accounting Standards Codification (ASC) No. 815-10-10, the carrying values of interest rate swaps and the underlying hedged liabilities are reflected at their fair value. As of December 31, 2007 we retained the services of a third party financial services company to assist us in determining these fair values. Changes in the fair value of these derivatives are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivatives that do not qualify for cash flow hedge accounting treatment are adjusted to fair value through earnings.
          Accounting Standards Codification (ASC) No. 815-10-50 requires disclosure with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC No. 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC No. 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
          As required by Accounting Standards Codification (ASC) No. 815-10-10, we record all derivatives on the balance sheet at fair value. Additionally, in accordance with ASC No. 815-20-35, the accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under ASC No. 815.
          During the nine months ended September 30, 2009 we entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap. During the nine months ended September 30, 2008, we entered into six additional interest rate swaps, that qualify as cash flow hedges, having a total combined notional value of approximately $121.6 million. No such swaps had been entered into for the three months ended September 30, 2008. During the nine months ended September 30, 2009, we terminated seven interest rate swaps related to our restructured trust preferred securities, with a combined notional value of $185.0 million, for a loss of $8.7 million recorded to loss on termination of swaps. Refer to the section titled “Liquidity and Capital Resources — Junior Subordinated Notes” below. During the nine months ended September 30, 2009, we also terminated an interest rate swap with a notional value of approximately $33.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. Additionally, during the nine months ended September 30, 2009, two basis swaps and one interest rate swap had partially amortizing maturities totaling approximately $239.7 million. Losses on termination will be amortized to interest expense over the original life of the hedging instruments. The fair value of our qualifying hedge portfolio has increased by approximately $41.7 million from December 31, 2008 as a result of the terminated swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.
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
Changes in Financial Condition
          Our loan and investment portfolio balance, including our held-to-maturity securities, at September 30, 2009 was $1.9 billion, with a weighted average current interest pay rate of 5.15% as compared to $2.2 billion, with a weighted average current interest pay rate of 6.13% at December 31, 2008. At September 30, 2009, advances on financing facilities totaled $1.8 billion, with a weighted average funding cost of 3.87% as compared to $2.0 billion, with a weighted average funding cost of 3.51% at December 31, 2008.
          During the quarter ended September 30, 2009, three loans paid off on properties with an outstanding balance of $15.5 million, three loans partially repaid totaling $23.5 million, which included $15.0 million in charge-offs against loan loss reserves on the restructuring of two of the loans, and 8 loans were refinanced and or modified during the quarter totaling $215.3 million. These totals included a $0.3 million loss on the restructuring of a loan during the quarter. In addition, fifteen loans totaling approximately $369.1 million were extended during the quarter in accordance with the extension options of the corresponding loan agreements.
          Cash and cash equivalents increased $26.4 million, to $27.3 million at September 30, 2009 compared to $0.8 million at December 31, 2008. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The increase was primarily due to payoffs and paydowns of our loan investments as well as cash received from an increase in the value of our interest rate swaps for which we had previously posted as collateral against these swaps.
          Restricted cash decreased $53.5 million, or 57%, to $39.7 million at September 30, 2009 compared to $93.2 million at December 31, 2008. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The decrease was primarily due to the redeployment of funds during the nine months ended September 2009 from proceeds received from the full satisfaction of loans held in the CDO and the transfer of loans from other financing facilities to the CDOs.

          Securities held-to-maturity increased $10.3 million, or 18%, to $68.5 million at September 30, 2009 compared to $58.2 million at December 31, 2008, as a result of purchasing $15.0 million of investment grade CMBS for $10.7 million during the second quarter of 2009. The $4.3 million discount received on the purchases of these securities will be accreted into interest income on an effective yield adjusted for actual prepayment activity over the estimated life remaining of the securities as a yield adjustment. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Investment in equity affiliates increased $35.5 million to $64.8 million at September 30, 2009 compared to $29.3 million at December 31, 2008. In June 2008, we entered into an agreement to transfer our 16.67% interest in POM, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. Upon closing this transaction in March 2009, we recorded an investment of approximately $56.0 million for the preferred and common operating partnership units. This was partially offset by an $11.7 million other-than-temporary impairment on an equity investment in an unconsolidated joint venture, a seasonal ski resort operation, for the remaining amount of the investment, and a $1.9 million other-than-temporary impairment on an equity investment in an unconsolidated joint venture in a land development project, for the remaining amount of the investment. These other-than-temporary impairments were recorded in loss from equity affiliates in our Consolidated Statements of Operations in the second and third quarters of 2009, respectively. In addition, in May 2009, we retired our $7.7 million of common equity and corresponding trust preferred securities in connection with the restructuring of our junior subordinated notes, reducing our investment in these entities to $0.6 million at September 30, 2009. In August 2009, we exchanged our remaining 7.5% equity interest in Prime Outlets at a value of approximately $10.7 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. and cash consideration. We received distributions of proceeds of $9.9 million, resulting in a net investment of $0.9 million in this unconsolidated joint venture as of September 30, 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Real estate owned, net decreased $38.1 million to $8.4 million at September 30, 2009 compared to $46.5 million at December 31, 2008. In the second quarter of 2009, we foreclosed on a property secured by a $4.0 million bridge loan and as a result, we recorded $2.9 million on our balance sheet as real estate owned, net, at fair value and in the third quarter of 2009, we foreclosed on a property secured by a $9.9 million bridge loan and recorded $9.9 million on our consolidated balance sheet as real estate owned, net, at fair value. During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate one of our real estate owned investments. As a result, this investment was reclassified from real estate owned, net to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses for current and prior periods were reclassified to discontinued operations, as well as an impairment loss of $4.9 million was recorded. See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Due from related party was fully settled at September 30, 2009, compared to $2.9 million at December 31, 2008, due to a payment by ACM, our manager, of $2.9 million in June 2009 for prior year overpaid incentive management fees. Refer to “Management Agreement” below for further details.
          Other assets decreased $72.1 million, or 52% to $67.6 million at September 30, 2009 compared to $139.7 million at December 31, 2008. The decrease was primarily due to a $25.1 million decrease in collateral posted for a portion of our interest rate swaps whose value had increased and which includes $17.6 million in funded cash collateral from the termination of seven swaps related to our restructured trust preferred securities and two other terminated interest rate swaps. The decrease was also due to a reduction of a $16.5 million third party member receivable in March 2009 in connection with the closing of the POM transaction, a $18.7 million decrease in interest receivable as a result of non-performing loans, loan repayments and paydowns, lower rates on refinanced and modified loans, lower LIBOR rates, and the effect of a decrease in LIBOR rates on a portion of our interest rate swaps, a $4.8 million reduction of margin calls related to other financing in 2008 and a $5.1 million decrease in the fair value of non-qualifying CDO basis swaps. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.
          Other liabilities decreased $47.4 million, or 35%, to $87.2 million at September 30, 2009 compared to $134.6 million at December 31, 2008. The decrease was primarily due to a $40.5 million decrease in accrued interest payable primarily due to the increase in value of our interest rate swaps, as well as the termination of interest rate swaps, a reduction in LIBOR rates, the timing of reset dates and a decline in the outstanding balance of our financing facilities.
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
          In July 2009, we issued Wachovia Bank, National Association 1.0 million warrants at an average strike price of $4.00 in connection with our amended and restructured debt facilities. 500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million using the Black-Scholes method and will be amortized into interest expense over the life of the agreement in our Consolidated Statement of Operations. Refer to “Notes Payable” below for further details.
          In March 2009, we exchanged our 16.67% interest in Prime Outlets Member, LLC (“POM”) for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. at a value of approximately $37.3 million. As a result, during the first quarter of 2009, we recorded a gain on exchange of profits interest of approximately $56.0 million and income attributable to noncontrolling interest of approximately $18.7 million related to the third party member’s portion of income recorded. In August 2009, we exchanged our remaining 7.5% equity interest in Prime at a value of approximately $9.0 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. As a result of this transaction, during the third quarter of 2009, we recorded income from Equity Affiliates of $10.7 million. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          In March 2009, we purchased from our manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. In 2009, ACM purchased these notes from third party investors for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction. In addition, during the three months ended March 31, 2009, we purchased approximately $23.7 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $5.6 million. Of the $23.7 million purchased, $8.8 million of the CDO notes were purchased from ACM for a price of $3.2 million. In 2008, ACM purchased these notes from third party investors for $3.2 million. During the second quarter of 2009, we purchased the remaining CDO notes from ACM for a price of $4.7 million. In 2008, ACM purchased these notes from third party investors for $5.0 million. We recorded a net gain on extinguishment of debt of $18.2 million and a reduction of outstanding debt totaling $23.7 million from these transactions in our first quarter 2009 financial statements and a gain on extinguishment of debt of $6.5 million and a reduction of outstanding debt totaling $11.2 million in our second quarter 2009 financial statements. During the third quarter of 2009, we purchased, at a discount, approximately $7.9 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $1.5 million from third party investors. We recorded a net gain on extinguishment of debt of $6.3 million from these transactions in our third quarter 2009 financial statements.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008
          The following table sets forth our results of operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$30,416,621	$51,423,427	$(21,006,806)	(41)%
Property operating income	385,112	—	385,112	nm
Other income	1,857	17,208	(15,351)	(89)%

Total revenue	30,803,590	51,440,635	(20,637,045)	(40)%

Expenses:
Interest expense	20,797,420	28,198,310	(7,400,890)	(26)%
Employee compensation and benefits	2,136,499	1,906,843	229,656	12%
Selling and administrative	4,092,293	2,581,132	1,511,161	59%
Property operating expenses	608,450	—	608,450	nm
Depreciation and amortization	26,037	—	26,037	nm
Other-than-temporary impairment	29,395	12,747,306	(12,717,911)	(100)%
Provision for loan losses	51,000,000	3,000,000	48,000,000	nm
Loss on restructured loans	300,000	—	300,000	nm
Management fee — related party	6,136,170	(1,217,148)	7,353,318	nm

Total expenses	85,126,264	47,216,443	37,909,821	80%

(Loss) income before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and income (loss) from equity affiliates	(54,322,674)	4,224,192	(58,546,866)	nm
Gain on exchange of profits interest	—	—	—	nm
Gain on extinguishment of debt	6,348,128	—	6,348,128	nm
Loss on termination of swaps	—	—	—	nm
Income (loss) from equity affiliates	8,856,060	(1,606,505)	10,462,565	nm

Net (loss) income from continuing operations	(39,118,486)	2,617,687	(41,736,173)	nm

Loss on impairment of real estate held-for-sale	(4,898,295)	—	(4,898,295)	nm
Loss on operations of real estate held-for-sale	(59,487)	(219,634)	160,147	(73)%

Loss from discontinued operations	(4,957,782)	(219,634)	(4,738,148)	nm

Net (loss) income	(44,076,268)	2,398,053	(46,474,321)	nm

Net income (loss) attributable to noncontrolling interest	58,694	(177,833)	236,527	nm

Net (loss) income attributable to Abor Realty Trust, Inc.	$(44,134,962)	$2,575,886	$(46,710,848)	nm

nm –	not meaningful

Revenue
          Interest income decreased $21.0 million, or 41%, to $30.4 million for the three months ended September 30, 2009 from $51.4 million for the three months ended September 30, 2008. This decrease was primarily due to a 32% decrease in the average yield on assets from 7.82% for the three months ended September 30, 2008 to 5.36% for the three months ended September 30, 2009. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, lower rates on refinanced and modified loans and a decrease in loans and investments due to payoffs and paydowns. In addition, interest income from cash equivalents decreased $0.8 million to $0.1 million for the three months ended September 30, 2009 compared to $0.9 million for the three months ended September 30, 2008 as a result of decreased average cash balances, as well as decreases in interest rates from 2008 to 2009.
          Property operating income was $0.4 million for the three months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned, net as of September 30, 2009. One real estate investment was reclassified from real estate owned, net to real estate held-for-sale at September 30, 2009, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented.
          Other income decreased $15,351, or 89%, to $1,857 for the three months ended September 30, 2009 from $17,208 for the three months ended September 30, 2008. This is primarily due to decreased miscellaneous asset management fees on our loan and investment portfolio.
Expenses
          Interest expense decreased $7.4 million, or 26%, to $20.8 million for the three months ended September 30, 2009 from $28.2 million for the three months ended September 30, 2008. This decrease was primarily due to a 12% decrease in the average cost of these borrowings from 5.14% for the three months ended September 30, 2008 to 4.50% for the three months ended September 30, 2009 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was a 16% decrease in the average balance of our debt facilities from $2.2 billion for the three months ended September 30, 2008 to $1.8 billion for the three months ended September 30, 2009. This decrease in average balance was related to decreased leverage on our portfolio due to the repayment of certain debt resulting from loan payoffs and paydowns, along with the transfer of assets into our CDO vehicles, which carry a lower cost of funds.
          Employee compensation and benefits expense increased $0.2 million, or 12%, to $2.1 million for the three months ended September 30, 2009 from $1.9 million for the three months ended September 30, 2008. This increase was primarily due to an increase in salaries and benefits related to asset management and the restructuring of our loans. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
          Selling and administrative expense increased $1.5 million, or 59%, to $4.1 million for the three months ended September 30, 2009 from $2.6 million for the three months ended September 30, 2008. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, and licensing fees. This increase was primarily due to foreclosure fees associated with one of our properties during the three months ended September 30, 2009, partially offset by the absence of stock-based compensation expense in the three months ended September 30, 2009, as a result of the accelerated vesting of all remaining shares in the second quarter of 2009.
          Property operating expense was $0.6 million for the three months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned, net as of September 30, 2009. One real estate investment was reclassified from real estate owned, net to real estate held-for-sale at September 30, 2009, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented.
          Depreciation and amortization expense was less than $0.1 million for the three months ended September 30, 2009. This was primarily due to depreciation expense associated with consolidation of a hotel during the three months ended September 30, 2009, which was recorded as real estate owned, net. One real estate investments was reclassified from real estate owned, net to real estate held-for-sale at September 30, 2009, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented.
          Other-than-temporary impairment charges of less than $0.1 million for the three months ended September 30, 2009 and $12.7 million for the three months ended September 30, 2008 represents the recognition of impairment to the fair market value of our available-for-sale securities at September 30, 2009 and 2008, respectively, that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Provision for loan losses totaled $51.0 million for the three months ended September 30, 2009, and $3.0 million for the three months ended September 30, 2008. The provision recorded for the three months ended September 30, 2009 was based on our normal quarterly loan review at September 30, 2009, where it was determined that 22 loans with an aggregate carrying value of $381.9 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $51.0 million provision for loan losses. The provision recorded for the three months ended September 30, 2008 was based on three loans with an aggregate carrying value of $61.8 million, before reserves, that were determined to be impaired.
          Loss on restructured loans of $0.3 million for the three months ended September 30, 2009 represents the settlement of a bridge loan with a carrying value of $1.5 million at a discount, for $1.2 million. There were no losses on restructured loans for the three months ended September 30, 2008.
          Management fees increased $7.4 million to $6.1 million for the three months ended September 30, 2009 from $(1.2) million for the three months ended September 30, 2008. These amounts represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM. The amended management agreement also provides for “success-based” payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. In the three months ended September 30, 2009, the base management fee included success-based payments totaling $4.1 million related to our trust preferred and Wachovia debt restructurings. In addition, the base management fee for the three months ended September 30, 2009 included $2.0 million representing 25% of our current annual cost reimbursement budget of approximately $8.0 million. No incentive management fee was earned for the three months ended September 30, 2009 as a result of a cumulative loss for the trailing 12-month period. During the three months ended September 30, 2008, the incentive management fee expense was $(2.1) million due to a reversal of previously estimated incentive amounts in accordance with the management agreement. The base management fee expense, calculated prior to the amendment as a percentage of our equity, totaled $0.9 million for the three months ended September 30, 2008.
          Gain on extinguishment of debt totaled $6.3 million for the three months ended September 30, 2009. During three months ended September 30, 2009, we purchased, at a discount, approximately $7.9 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $6.3 million related to these transactions. There were no gains on extinguishment of debt for the three months ended September 30, 2008.
          Income (loss) from equity affiliates totaled $8.9 million and $(1.6) million for the three months ended September 30, 2009 and 2008, respectively. During three months ended September 30, 2009, we exchanged our remaining 7.5% equity interest in Prime Outlets in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. We owned our 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. As a result of this transaction, we recorded income from equity affiliates of $10.7 million in our September 30, 2009 consolidated financial statements. In addition, we also recorded a $1.9 million impairment charge on an investment in equity affiliate that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. The $1.6 million loss recorded during the three months ended September 30, 2008, reflects a portion of the joint venture’s losses from our Alpine Meadows equity investment. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
Loss from Discontinued Operations
          During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate one of our real estate owned investments. As a result, this investment was reclassified from real estate owned, net to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, were reclassified to discontinued operations, as well as an impairment loss of $4.9 million to write down the investment to its fair value.
Net Income (Loss) Attributable to Noncontrolling Interest
          Net income (loss) attributable to noncontrolling interest totaled $0.1 million and $(0.2) million for the three months ended September 30, 2009 and 2008, respectively, representing the portion of income (loss) allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that is accruing dividend income as well as a note payable that is accruing interest expense.
          Accounting Standards Codification (ASC) No. 810-10-45 requires the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between us and holders of such noncontrolling interests. Under ASC No. 810-10-45, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Also under ASC No. 810-10-45, net income encompasses the total income of all consolidated subsidiaries and requires separate disclosure on the face of the statements of operations of income attributable to the controlling and noncontrolling interests. Under ASC No. 810-10-40, when a subsidiary is deconsolidated, any retained, noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The presentation and disclosure requirements have been applied retrospectively for all periods presented.
Provision for Income Taxes
          We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT-taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT-taxable income and meet certain other requirements. As of September 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT- taxable income for the three months ended September 30, 2009 and 2008.
          Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended September 30, 2009 and 2008, we did not record any provision on income from these taxable REIT subsidiaries.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008
          The following table sets forth our results of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2009	2008	Amount	Percent
	(Unaudited)
Revenue:
Interest income	$92,604,628	$158,708,921	$(66,104,293)	(42)%
Property operating income	576,324	—	576,324	nm
Other income	800,517	66,530	733,987	nm

Total revenue	93,981,469	158,775,451	(64,793,982)	(41)%

Expenses:
Interest expense	61,039,357	87,359,731	(26,320,374)	(30)%
Employee compensation and benefits	8,038,394	6,570,188	1,468,206	22%
Selling and administrative	8,856,214	6,741,446	2,114,768	31%
Property operating expenses	933,773	—	933,773	nm
Depreciation and amortization	26,037	—	26,037	nm
Other-than-temporary impairment	411,525	12,747,306	(12,335,781)	(97)%
Provision for loan losses	141,500,000	8,000,000	133,500,000	nm
Loss on restructured loans	33,127,749	—	33,127,749	nm
Management fee — related party	13,136,170	3,516,124	9,620,046	nm

Total expenses	267,069,219	124,934,795	142,134,424	114%

(Loss) income before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and loss from equity affiliates	(173,087,750)	33,840,656	(206,928,406)	nm
Gain on exchange of profits interest	55,988,411	—	55,988,411	nm
Gain on extinguishment of debt	54,080,118	—	54,080,118	nm
Loss on termination of swaps	(8,729,408)	—	(8,729,408)	nm
Loss from equity affiliates	(1,300,958)	(2,168,505)	867,547	(40)%

Net (loss) income from continuing operations	(73,049,587)	31,672,151	(104,721,738)	nm

Loss on impairment of real estate held-for-sale	(4,898,295)	—	(4,898,295)	nm
Loss on operations of real estate held-for-sale	(377,042)	(390,547)	13,505	(3)%

Loss from discontinued operations	(5,275,337)	(390,547)	(4,884,790)	nm

Net (loss) income	(78,324,924)	31,281,604	(109,606,528)	nm

Net income attributable to noncontrolling interest	18,620,771	4,272,921	14,347,850	nm

Net (loss) income attributable to Abor Realty Trust, Inc.	$(96,945,695)	$27,008,683	$(123,954,378)	nm

nm –	not meaningful

Revenue
          Interest income decreased $66.1 million, or 42%, to $92.6 million for the nine months ended September 30, 2009 from $158.7 million for the nine months ended September 30, 2008. This decrease was primarily due to a 34% decrease in the average yield on assets from 8.03% for the nine months ended September 30, 2008 to 5.30% for the nine months ended September 30, 2009. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, lower rates on refinanced and modified loans and a decrease in loans and investments due to payoffs and paydowns. In addition, interest income from cash equivalents decreased $3.4 million to $0.5 million for the nine months ended September 30, 2009 compared to $3.9 million for the nine months ended September 30, 2008 as a result of decreased average cash balances, as well as decreases in interest rates from 2008 to 2009.
          Property operating income was $0.6 million for the nine months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned, net as of September 30, 2009. One real estate investment was reclassified from real estate owned, net to real estate held-for-sale at September 30, 2009, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented.
          Other income increased $0.7 million to $0.8 million for the nine months ended September 30, 2009 from $0.1 million for the nine months ended September 30, 2008. This is primarily due to excess proceeds received from the payoff of a defeased loan in the second quarter of 2009.
Expenses
          Interest expense decreased $26.3 million, or 30%, to $61.0 million for the nine months ended September 30, 2009 from $87.4 million for the nine months ended September 30, 2008. This decrease was primarily due to a 19% decrease in the average cost of these borrowings from 5.28% for the nine months ended September 30, 2008 to 4.29% for the nine months ended September 30, 2009 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was a 14% decrease in the average balance of our debt facilities from $2.2 billion for the nine months ended September 30, 2008 to $1.9 billion for the nine months ended September 30, 2009 as a result of decreased leverage on our portfolio due to the paying down of certain outstanding indebtedness by repayment of loans, the transfer of assets to our CDO vehicles, which carry a lower cost of funds, and from available capital.
          Employee compensation and benefits expense increased $1.5 million, or 22%, to $8.0 million for the nine months ended September 30, 2009 from $6.6 million for the nine months ended September 30, 2008. This increase was due to grants of restricted stock awards to employees and the acceleration of all previously unvested restricted stock in the second quarter of 2009 as well as an increase in salaries and benefits related to asset management and the restructuring of our loans. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
          Selling and administrative expense increased $2.1 million, or 31%, to $8.9 million for the nine months ended September 30, 2009 from $6.7 million for the nine months ended September 30, 2008. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. This increase was primarily due to an increase in general corporate legal expenses associated with the exchange of our debt restructurings in the first and second quarters of 2009, as well as grants of restricted stock awards to directors and certain employees of our manager, ACM, and the acceleration of all previously unvested restricted stock in the second quarter of 2009. The increase was also due to foreclosure fees associated with one of our properties during the third quarter of 2009.
          Property operating expense was $0.9 million for the nine months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned, net as of September 30, 2009. One real estate investment was reclassified from real estate owned, net to real estate held-for-sale at September 30, 2009, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented.

          Depreciation and amortization expense was less than $0.1 million for the nine months ended September 30, 2009. This was primarily due to depreciation expense associated with consolidation of a hotel during the nine months ended September 30, 2009, which was recorded as real estate owned, net. One real estate investment was reclassified from real estate owned, net to real estate held-for-sale at September 30, 2009, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented.
          Other-than-temporary impairment charges of $0.4 million and $12.7 million for the nine months ended September 30, 2009 and September 30, 2008, respectively, represents the recognition of impairment to the fair market value of our available-for-sale securities at September 30, 2009 and 2008, respectively, that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. See Note 6 and Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          Provision for loan losses totaled $141.5 million for the nine months ended September 30, 2009, and $8.0 million for the nine months ended September 30, 2008. The provision recorded for the nine months ended September 30, 2009 was based on our normal quarterly loan review at September 30, 2009, where it was determined that 28 loans with a aggregate carrying value of $563.9 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $141.5 million provision for loan losses. The provision recorded for the nine months ended September 30, 2008 was based on seven loans with an aggregate carrying value of $142.6 million, before reserves, that were determined to be impaired.
          Loss on restructured loans of $33.1 million for the nine months ended September 30, 2009 represents $9.3 million in losses incurred as a result of restructuring certain of our loans primarily due to the unfavorable changes in market conditions in the first quarter and third quarter of 2009 and the settlement of a bridge loan with a carrying value of $47.0 million at a discount, for $23.2 million in the second quarter of 2009. There were no losses on restructured loans for the nine months ended September 30, 2008.
          Management fees increased $9.6 million to $13.1 million for the nine months ended September 30, 2009 from $3.5 million for the nine months ended September 30, 2008. These amounts represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM. The amended management agreement also provides for “success-based” payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. The base management fee expense was $13.1 million for the nine months ended September 30, 2009, which contained success-based payments for the trust preferred and Wachovia debt restructurings of $4.1 million in the third quarter of 2009 and a $3.0 million retroactive payment for 2008 costs in the second quarter of 2009, as compared to $2.7 million for the nine months ended September 30, 2008, due to the newly amended management agreement with ACM, our manager, in July 2009. The incentive management fee expense for the nine months ended September 30, 2008 was $0.8 million due to a reversal of estimate in the third quarter of 2008 as a result of an other-than-temporary impairment charge of $12.7 million and $8.0 million of provision for loan losses. No incentive management fee was earned for the nine months ended September 30, 2009 as a result of a cumulative loss for the trailing 12-month period. Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM.
          Gain on exchange of profits interest of $56.0 million was due to the recognition of income attributable to the POM exchange of profits interest transaction recognized during the nine months ended September 30, 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on the POM transaction recorded in the quarter ended March 2009. There were no gains on exchange of profits interest for the nine months ended September 30, 2008.
          Gain on extinguishment of debt totaled $54.1 million for the nine months ended September 30, 2009. During the first quarter of 2009, we purchased, at a discount, approximately $23.7 million of investment grade rated bonds originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately

$9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a net gain on early extinguishment of debt of $26.3 million related to these transactions. During the second quarter of 2009, we purchased, at a discount, approximately $11.2 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $6.5 million related to these transactions. Also, during the second quarter of 2009, we settled a bridge loan secured by a condominium project in New York City, as well as our debt for the loan resulting in a gain on early extinguishment of the debt of $15.0 million. During the third quarter of 2009, we purchased, at a discount, approximately $7.9 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $6.3 million related to these transactions. There were no gains on extinguishment of debt for the nine months ended September 30, 2008.
          Loss on termination of swaps of $8.7 million for the nine months ended September 30, 2009 resulted from the exchange of our outstanding trust preferred securities for newly issued unsecured junior subordinated notes in the second quarter of 2009. Refer to “Junior Subordinated Notes” below. In connection with the original issuance of the trust preferred securities, we had entered into various interest rate swap agreements. Due to the modified interest payment structure of the newly issued unsecured junior subordinated notes, the swaps were determined to no longer be effective or necessary and were subsequently terminated, resulting in a loss of $8.7 million. There were no losses on termination of swaps for the nine months ended September 30, 2008.
          Loss from equity affiliates of $1.3 million for the nine months ended September 30, 2009 includes a $11.7 million impairment charge in the second quarter of 2009 and a $1.9 million impairment charge in the third quarter of 2009, on investments in an equity affiliates that were considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges on investments in an equity affiliates for the nine months ended September 30, 2008. This was netted with income of $10.7 million from the August 2009 exchange of our remaining 7.5% equity interest in Prime Outlets in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. which includes a broker fee of $2.2 million related to this transaction. We owned our 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. Loss from equity affiliates also includes $1.6 million of income recorded during the nine months ended September 30, 2009, which reflect a portion of the joint venture’s income from our Alpine Meadows equity investment. The joint venture had $2.2 million of losses during the nine months ended September 30 2008. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
Loss from Discontinued Operations
          During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate one of our real estate owned investments. As a result, this investment was reclassified from real estate owned, net to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.4 million for the nine months ended September 30, 2009 and 2008, respectively, were reclassified to discontinued operations, as well as an impairment loss of $4.9 million to write down the investment to its fair value.
Net Income Attributable to Noncontrolling Interest
          Net income attributable to noncontrolling interest totaled $18.6 million for the nine months ended September 30, 2009 representing the portion of income allocated to the third party’s interest in a consolidated subsidiary, primarily the result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009. This is related to the POM transaction discussed in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
          Net income attributable to noncontrolling interest totaled $4.3 million for the nine months ended September 30, 2008 representing the portion of our income allocated to our manager for their noncontrolling interest in our operating partnership as well as loss allocated to a third party’s interest in a consolidated subsidiary. There was no net income attributable to noncontrolling interest in our operating partnership for the nine months ended September 30, 2009. Our manager had a weighted average limited partnership interest of 15.3% for the six months ended June

30, 2008. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero.
Provision for Income Taxes
          We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT-taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT-taxable income and meet certain other requirements. As of September 30, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT- taxable income for the nine months ended September 30, 2009 and 2008.
          Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the nine months ended September 30, 2009 and 2008, we did not record any provision on income from these taxable REIT subsidiaries.
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
          At September 30, 2009, we had $425.3 million available under the shelf registration described above and 25,387,410 common shares outstanding.
Debt Facilities
          We also currently maintain liquidity through a term credit agreement, two master repurchase agreements, one working capital facility, one note payable and three junior loan participations with five different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and 13 separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of September 30, 2009, these facilities had aggregate borrowings of approximately $1.8 billion.
          The following is a summary of our debt facilities as of September 30, 2009:

	At September 30, 2009
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates
Repurchase agreements. Interest is variable based on pricing over LIBOR	$3,308,333	$3,308,333	$—	2010
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,115,876,530	1,102,576,530	13,300,000	2011 - 2013
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR (1)	259,328,815	259,328,815	—	2034 - 2037
Notes payable. Interest is variable based on pricing over Prime or LIBOR (2)	427,349,561	392,078,566	35,270,995	2010 - 2016

	$1,805,863,239	$1,757,292,244	$48,570,995

(1)	Represents a total face amount of $290.0 million less a total deferred amount of $(30.6) million.

(2)	In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as discussed below.

          These debt facilities are discussed in further detail in Note 8 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
     Repurchase Agreements
          Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At September 30, 2009, the aggregate outstanding balance under these facilities was $3.3 million.
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
          We have a repurchase agreement with a second financial institution that bears interest at 250 basis points over LIBOR and had a term expiring in June 2009. In June 2009, we amended this facility extending the maturity to June 2010, with a one year extension option. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount to $2.8 million reflecting the one asset currently financed in this facility. During the nine months ended September 30, 2009, we paid down approximately $12.8 million of this facility. At September 30, 2009, the outstanding balance under this facility was $2.7 million with a current weighted average note rate of 2.78%.
          We have an uncommitted master repurchase agreement with a third financial institution, effective April 2008, entered into for the purpose of financing a portion of our CRE CDO bond securities. The agreement has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During 2009, we paid down approximately $1.3 million of this facility, due to a decrease in values associated with a change in market interest rate spreads and an additional $6.3 million of principal. At September 30, 2009, the outstanding balance under this facility was $0.6 million with a current weighted average note rate of 1.56%.
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
          During the quarter ended September 30, 2009, we purchased, at a discount, approximately $7.9 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $1.5 million. We recorded a net gain on extinguishment of debt of $6.3 million from these transactions in our Consolidated Statements of Operations.
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
          At September 30, 2009, the outstanding note balance under CDO I, CDO II and CDO III was $255.1 million, $330.6 million and $516.9 million, respectively.
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
          Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. We were in compliance with all such covenants as of September 30, 2009. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The chart below is a summary of our CDO compliance tests as of the most recent distribution date:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization (1)

Current	194.09%	175.01%	109.99%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	568.38%	513.60%	565.26%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.
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
          At September 30, 2009, the aggregate carrying value under these facilities was $259.3 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructure, the effective rate was 3.96% at September 30, 2009.
     Notes Payable
          At September 30, 2009, notes payable consisted of a term credit agreement with a revolving credit component, a working capital facility, a note payable and three junior loan participations, and the aggregate outstanding balance under these facilities was $392.1 million.
          In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as follows:
•	The term revolving credit agreement with an outstanding balance of $64.0 million was combined into the term debt facility with an outstanding balance of $237.7 million, along with a portion of the term debt facility with an outstanding balance of $30.3 million, and $15.0 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 million. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with an outstanding balance of $317.0 million, which contains a revolving component with $35.3 million of availability, and one working capital facility with an outstanding balance of $57.2 million.

•	The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012.

•	The term loan facility requires a $48.0 million reduction over the three-year term, with approximately $8.0 million in reductions due every six months beginning in December 2009.

•	Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets.

•	The working capital facility requires quarterly amortization of up to $3.0 million per quarter, $1.0 million per CDO, only if both (a) the CDO is cash flowing to us and (b) we have a minimum quarterly liquidity level of $27.5 million.

•	Interest rate of LIBOR plus 350 basis points for the term loan facility, compared to LIBOR plus approximately 200 basis points previously and LIBOR plus 800 basis points for the working capital facility, compared to LIBOR plus 500 basis points previously. We have also agreed to pay a commitment fee of 1.00% payable over 3 years.

•	We issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015.

•	Annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. We will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and we maintain $35.0 million of minimum liquidity.

•	Our CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of us for the term of the facilities.
In addition, the financial covenants have been reduced to the following:
•	Minimum quarterly liquidity of $7.5 million in cash and cash equivalents.

•	Minimum quarterly GAAP net worth of $150.0 million.

•	Ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.
          As a result of the above mentioned amendment, at September 30, 2009, we have one term credit agreement with Wachovia, which contains a revolving component with $35.3 million of availability. The facility has a commitment period of three years to July 2012, bears an interest rate of LIBOR plus 350 basis points and margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. During the three months ended September 30, 2009, we made net paydowns to the facility of $30.6 million, reducing the $48.0 million balance reduction requirements to $17.4 million and satisfying the balance reduction requirements until June 2011. The outstanding balance under this facility was $286.1 million at September 30, 2009, with a current weighted average note rate of 4.36%.
          We have a working capital facility with Wachovia with a maturity of June 2012 and an interest rate of LIBOR plus 800 basis points. At September 30, 2009, the outstanding balance under this facility was $49.5 million with a current weighted average note rate of 8.36%.
          We had a $70.0 million bridge loan warehousing credit agreement with a financial institution, with a maturity date of October 2009, to provide financing for bridge loans. In May 2009, we amended this facility, extending the maturity to May 2010 with a one year extension option and reducing the committed amount to $13.5 million. This agreement bears a rate of interest, payable monthly, based on one month LIBOR plus 3.75%. Pricing is available at Prime or over 1, 2, 3 or 6-month LIBOR, at our option. In July 2009, the facility was repaid in full.
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

          We have three junior loan participations with a total outstanding balance at September 30, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.
     Mortgage Note Payable — Held-For-Sale
          During the second quarter of 2008, we recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale at September 30, 2009. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and the outstanding balance of this mortgage was $41.4 million at September 30, 2009.
     Note Payable — Related Party
          During the fourth quarter of 2008, we borrowed $4.2 million from our manager, ACM. At December 31, 2008, we had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.
          The term credit agreement, working capital facility and the master repurchase agreements require that we pay interest monthly, based on pricing over LIBOR. The amount of our pricing over these rates varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.
          These facilities also require that we pay down borrowings based on balance reduction requirements or pro-rata as principal payments on our loans and investments are received. In addition, if upon maturity of a loan or investment we decide to grant the borrower an extension option, the financial institutions have the option to extend the borrowings or request payment in full on the outstanding borrowings of the loan or investment extended.
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
Restrictive Covenants
          Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to pledge more collateral, or repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on the assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern. Violations of these covenants may also result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. Additionally, to the extent that we were to realize additional losses relating to our loans and investments, it would put additional pressure on our ability to continue to meet these covenants. We were in compliance with all financial covenants and restrictions for the periods presented at September 30, 2009.
          We also have certain cross-default provisions whereby accelerated re-payment would occur under the Wachovia Term Credit and Working Capital facilities if any party defaults under any indebtedness in a principal amount of at least $5.0 million in the aggregate beyond any applicable grace period regardless of whether the default has been or is waived. Also, a default under the Junior Subordinated Indentures or any of the CDO’s would trigger a default under our Wachovia debt agreements, but not vice versa, and no payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The Junior Subordinated Indentures are also cross-defaulted with each other.
Contractual Commitments
          As of September 30, 2009, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable	$—	$1,300	$13,887	$326,734	$—	$50,158	$392,079

Collateralized debt obligations (2)	31,616	65,765	196,483	808,713	—	—	1,102,577

Repurchase agreements	—	3,308	—	—	—	—	3,308

Junior Subordinated Notes (3)	—	—	—	—	—	289,958	289,958

Mortgage note payable — held-for-sale	—	—	—	41,440	—	—	41,440

Outstanding unfunded commitments (4)	11,959	39,543	14,238	1,295	418	752	68,205

Totals	$43,575	$109,916	$224,608	$1,178,182	$418	$340,868	$1,897,567

(1)	Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $12.5 million in 2009, $48.4 million in 2010, $45.0 million in 2011, $32.2 million in 2012, $11.1 million in 2013 and $196.3 million thereafter based on current LIBOR rates.

(2)	Comprised of $255.1 million of CDO I debt, $330.6 million of CDO II debt and $516.9 million of CDO III debt with a weighted average remaining maturity of 1.80, 2.38 and 2.79 years, respectively, as of September 30, 2009. In the nine months ended September 30, 2009, we repurchased, at a discount, approximately $42.8 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $42.8 million.

(3)	Represents the face amount due upon maturity. The carrying value is $259.3 million, which is net of a deferred amount of $(30.6) million. In the first quarter of 2009, we repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by our issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million.

(4)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $68.2 million as of September 30, 2009, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $68.2 million outstanding balance at September 30, 2009, our restricted cash balance contained approximately $30.6 million of cash held to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Management Agreement
          On August 6, 2009, we amended our management agreement with ACM. The amendment was negotiated by a special committee of our Board of Directors, consisting solely of independent directors and approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The agreement includes the following new terms, effective as of January 1, 2009:
•	The existing base management fee structure, which is calculated as a percentage of our equity, was replaced with an arrangement whereby we will reimburse the manager for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and we estimate the 2009 base management fee will be in the range of $8.0 million to $9.0 million. Concurrent with this change, all future origination fees on investments will be retained by us, whereas under the prior agreement, origination fees up to 1% of the loan were retained by ACM. In addition, we made a $3.0 million payment to the manager in consideration of expenses incurred by the manager in 2008 in managing our business and certain other services. These changes were accounted for prospectively as a change in accounting estimate and a recognized subsequent event during the second quarter of 2009.

•	The percentage hurdle for the incentive fee will be applied on a per share basis to the greater of $10.00 and the average gross proceeds per share, whereas the previous management agreement provided for such percentage hurdle to be applied only to the average gross proceeds per share. In addition, only 60% of any loan loss and other reserve recoveries will be eligible to be included in the incentive fee calculation, which will be spread over a three year period, whereas the previous management agreement did not limit the inclusion of such recoveries in the incentive fee calculation.

•	The amended management agreement allows us to consider, from time to time, the payment of additional incentive fees to the manager for accomplishing certain specified corporate objectives. In accordance with the agreement, “success-based” payments were paid for the trust preferred and Wachovia debt restructurings totaling $4.1 million in the third quarter of 2009.

•	The amended management agreement modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed.

•	The amended management agreement will remain in effect until December 31, 2010, and will be renewed automatically for successive one-year terms thereafter.
          For performing services under the management agreement, we previously paid ACM an annual base management fee payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of the equity up to $400 million, 0.625% per annum of the equity from $400 million to $800 million and 0.50% per annum of the equity in excess of $800 million. For purposes of calculating the base management fee, equity equaled the month end value computed in accordance with GAAP of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income. With respect to all loans and investments originated during the term of the management agreement, we had also agreed with ACM that we would pay ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.
          We also paid ACM incentive compensation on a quarterly basis, calculated as (1) 25% of the amount by which (a) ARLP’s funds from operations per unit of partnership interest in ARLP, adjusted for certain gains and losses, exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of our common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of ARLP’s outstanding partnership units.
          We incurred $6.1 million and $13.1 million of base management fees for services rendered in the three and nine months ended September 30, 2009, respectively. The new fee structure provides for success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. The third quarter of 2009 base management fee includes “success-based” payments which were paid for the trust preferred and Wachovia debt restructurings totaling $4.1 million. We incurred $0.9 million and $2.7 million of base management fees for services rendered in the three and nine months ended September 30, 2008, respectively.
          For the three and nine months ended September 30, 2009, ACM did not earn an incentive compensation installment. For the three months ended September 30, 2008, ACM did not earn an incentive compensation installment and an overpayment of the incentive fee for the trailing twelve months in the amount of $2.1 million was recorded and included in due from related party. For the nine months ended September 30, 2008, incentive compensation totaled $8.1 million. The $8.1 million included a $7.3 million deferred management fee recorded in the second quarter of 2008 related to the incentive compensation fee recognized from the monetization of the POM transaction in June 2008, which subsequently closed in the second quarter of 2009. In 2008, the $7.3 million deferred incentive compensation fee was paid in 355,903 shares of common stock and $4.1 million paid in cash, and was reclassified to prepaid management fees. In accordance with the amended management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the 2009 fiscal year and any overpayments are required to be repaid in accordance with the management agreement. See Note 16 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
          In addition, during the nine months ended September 30, 2008, ACM received incentive compensation installments totaling $2.9 million, of which $1.4 million was paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and an overpayment of the incentive fee was recorded and included in due from related party in the amount of $2.9 million. In June, 2009, ACM repaid the $2.9 million in accordance with the amended management agreement described above. Additionally, in 2007, ACM received an incentive compensation installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive compensation management fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, of one of our equity affiliates.
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
          The incentive compensation is accrued as it is earned. In accordance with Accounting Standards Codification (ASC) No. 505-50-30, the expense incurred for incentive compensation paid in common stock is determined using the valuation method described above and the quoted market price of our common stock on the last day of each quarter. At December 31 of each year, we remeasure the incentive compensation paid to our manager in the form of common stock in accordance with ASC No. 505-50-30 which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, the expense recorded for such common stock is adjusted to reflect the fair value of the common stock on the measurement date when the final calculation of the annual incentive compensation is determined. In the event that the annual incentive compensation calculated as of the measurement date is less than the four quarterly installments of the annual incentive compensation paid in advance, our manager will refund the amount of such overpayment in cash and we would record a negative incentive compensation expense in the quarter when such overpayment is determined.
Related Party Transactions
          Due to related party was $0.9 million at September 30, 2009 and consisted of $1.9 million of base management fees due to ACM, of which $1.2 million that will be remitted by us after December 31, 2009, net of $1.0 million of escrows due from ACM related to a second quarter 2009 foreclosed real estate asset transaction. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees.
          During the second quarter of 2009, due from related party was reduced to zero due to the repayment by ACM of a $2.9 million overpayment of incentive management compensation from 2008. At December 31, 2008, due from related party was $2.9 million as a result of this overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. Refer to the section “Management Agreement” above for further details.
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
          We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM, and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager. ACM currently holds approximately 5.4 million common shares, representing 21.2% of the voting power of its outstanding stock as of September 30, 2009.
Funds from Operations
          We are presenting funds from operations (FFO) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs). The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to Arbor Realty Trust, Inc. (computed in accordance with generally accepted accounting principles in the United States (GAAP)), excluding gains (losses) from sales of depreciated real properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO. To date, we have not sold any previously depreciated operating properties, which would be excluded from the FFO calculation. In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.
          FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.
          FFO for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2009	2008	2009	2008
Net (loss) income attributable to Arbor Realty Trust Inc., GAAP basis	$(44,134,962)	$2,575,886	$(96,945,695)	$27,008,683
Add:
Noncontrolling interest in operating partnership	—	—	—	4,450,754
Depreciation — real estate owned and held-for-sale	120,878	256,370	686,922	427,283
Depreciation — investment in equity affiliates	—	217,821	419,923	968,353

Funds from operations (“FFO”)	$(44,014,084)	$3,050,077	$(95,838,850)	$32,855,073

Diluted FFO per common share	$(1.73)	$0.12	$(3.79)	$1.33

Diluted weighted average shares outstanding	25,387,410	24,990,710	25,288,692	24,706,174

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk and interest rate risk.
Market Conditions
          We are subject to market changes in the debt and secondary mortgage markets. These markets are currently experiencing disruptions, which could have an adverse impact on our earnings and financial condition.
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
          Based on our loans, securities held-to-maturity and liabilities as of September 30, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25%

increase in LIBOR would increase our annual net income and cash flows by approximately $0.1 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities held-to-maturity and liabilities as of September 30, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would decrease our annual net income and cash flows by approximately less than $0.1 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.
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
          We had ten of these interest rate swap agreements outstanding that had combined notional values of $1.1 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point and 50 basis point increase in forward interest rates as of September 30, 2009 and December 31, 2008, respectively, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 25 basis point and 50 basis point decrease in forward interest rates as of September 30, 2009 and December 31, 2008, respectively, the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.
          We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 34 of these interest rate swap agreements outstanding that had a combined notional value of $706.8 million as of September 30, 2009 compared to 33 interest rate swap agreements outstanding with combined notional values of $689.9 million as of December 31, 2008. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point and 50 basis point increase in forward interest rates as of September 30, 2009 and December 31, 2008, respectively, the fair market value of these interest rate swaps would have increased by approximately $6.6 million and $15.7 million, respectively. If there were a 25 basis point and 50 basis point decrease in forward interest rates as of September 30, 2009 and December 31, 2008, respectively, the fair market value of these interest rate swaps would have decreased by approximately $6.7 million and $16.2 million, respectively.

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
          Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially. As a result, at September 30, 2009 and December 31, 2008, we funded approximately $21.4 million and $46.5 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          In connection with the amendment and restructuring of our term credit agreements, revolving credit agreement and working capital facility with Wachovia on July 23, 2009, we issued warrants that entitle Wachovia to purchase 1.0 million shares of our common stock at an average strike price of $4.00. The warrants were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. Of such warrants, 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date.
          Pursuant to a registration rights agreement between the Company and Wachovia, dated as of July 23, 2009, we have agreed to file a registration statement to permit the resale by Wachovia of the shares underlying the 1.0 million warrants and to pay all expenses related to such registration. We are obligated to use our best efforts to cause any such registration statement to become effective promptly following the filing thereof and to remain effective for a period of up to two years.
Item 3. DEFAULTS UPON SENIOR SECURITIES
          None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
Item 5. OTHER INFORMATION
          None.

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

10.1
Second Amended and Restated Management Agreement, dated August 6, 2009, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. ❖❖❖

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

10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. *

10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. *

10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on June 18, 2009).❖❖❖

10.8	Form of Restricted Stock Agreement. *

10.9	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC. *

10.10	Form of Indemnification Agreement. *

10.11	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation. *

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

10.14
Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †

10.15
Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. †

10.16
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡

10.17
Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡

10.18
Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †

10.19
Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡

10.20
Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. w

10.21
Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC. w

10.22
Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. w

10.23
Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ww

10.24
Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent. www

10.25	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC. ❖

10.26
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034. ❖❖

10.27
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034. ❖❖

10.28
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. ❖❖

10.29
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036. ❖❖

10.30
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. ❖❖

Exhibit
Number	Description
10.31	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd. ❖❖

10.32
Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. ❖❖

10.33
First Amended and Restated Credit Agreement, dated as of July 23, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.❖❖❖

10.34
First Amended and Restated Revolving Loan Agreement, dated as of July 23, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. ❖❖❖

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit Index

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

w	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

ww	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

www	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

❖	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.

❖❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.
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
Date: November 6, 2009