Form 10-K
period 2009-12-31
ARBOR REALTY TRUST INC
filed 2010-03-09
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2009 (computed based on the closing price on such date as reported on the NYSE) was $30.9 million. As of March 8, 2010, the registrant had 25,387,410 shares of common stock outstanding (excluding 279,400 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

		Page

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	15
ITEM 1B.	UNRESOLVED STAFF COMMENTS	32
ITEM 2.	PROPERTIES	32
ITEM 3.	LEGAL PROCEEDINGS	32
ITEM 4.	RESERVED	32

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM 6.	SELECTED FINANCIAL DATA	35
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	72
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	75
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	139
ITEM 9A.	CONTROLS AND PROCEDURES	139
ITEM 9B.	OTHER INFORMATION	140

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	141
ITEM 11.	EXECUTIVE COMPENSATION	141
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	141
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	141
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	141

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	142
EX-21.1:	SUBSIDIARIES OF ARBOR REALTY TRUST, INC.	149
EX-23.1:	CONSENT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	150
EX-31.1:	CERTIFICATION	151
EX-31.2:	CERTIFICATION	152
EX-32.1:	CERTIFICATION	153
EX-32.2:	CERTIFICATION	154
EX-4.2
EX-4.3
EX-4.4
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Overview

Arbor Realty Trust, Inc. is a specialized real estate finance company that invests in a diversified portfolio of structured finance assets in the multi-family and commercial real estate markets. We invest primarily in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, and in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We also invest in mortgage-related securities and real estate property. Our principal business objective is to maximize the difference between the yield on our investments and the cost of financing these investments to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders.

We are organized to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2009.

We are externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”), a national commercial real estate finance company that specializes in debt and equity financing for multi-family and commercial real estate, pursuant to the terms of a management agreement described below. ACM provides us with all of the services vital to our operations other than asset management and securitization, and our executive officers and other staff are all employed by our manager, ACM, pursuant to the management agreement. The management agreement requires ACM to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our board of directors.

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

Current Market Conditions

In 2009, the global economic and financial deterioration that began in 2007 continued, resulting in ongoing disruptions in the credit and capital markets, significant devaluations of assets, lack of liquidity throughout the worldwide financial system and a global economic recession. Global deleveraging by most financial institutions has severely limited the availability of capital for most businesses, including those involved in the commercial real estate sector. As a result, we, and most institutions in our industry, have significantly reduced new investment activity until the capital markets become more stable and market liquidity increases. Under normal market conditions, we rely on these credit and equity markets to generate capital for financing the growth of our business. However, in this current environment, we are focused on managing our portfolio to preserve capital, generate and recycle liquidity from existing assets and actively manage our financing facilities.

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

These market conditions have also resulted in the unavailability of certain types of financing, and, in certain cases, making terms for certain financings less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing. In addition, these factors may make it more difficult for borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. It may also make it more difficult for companies like us to raise capital through the issuance of common or preferred stock.

This environment has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. Declining real estate values will likely continue to minimize our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans will result in reduced net interest margins.

In summary, commercial real estate financing companies have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt, and it is difficult to predict when conditions will improve. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing and retiring our previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. We will continue to remain focused on executing these strategies when appropriate and where available as this significant economic downturn persists.

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

Concurrently with ACM’s contribution of investments to our operating partnership, we sold approximately 1.6 million of our units, each consisting of five shares of our common stock and one warrant to purchase an additional share of common stock at an initial exercise price of $15.00 per share, for $75.00 per unit in a private placement and agreed to register the shares of common stock underlying these units and warrants for resale under the Securities Act of 1933, as amended (the “1933 Act”). In July 2004, we registered approximately 9.6 million shares of common stock underlying these units and warrants. At December 31, 2005, approximately 1.6 million warrants were exercised, of which 0.5 million were exercised “cashless”, for a total of 1.3 million common shares issued pursuant to their exercise.

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

In March 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the SEC declared this shelf registration statement effective.

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

Since January 2005, we completed three non-recourse collateralized debt obligation (“CDO”) transactions, whereby $1.44 billion of real estate-related and other assets were contributed to three newly-formed consolidated subsidiaries, which issued $1.21 billion of investment grade-rated floating-rate notes in three separate private placements. These proceeds were used to repay outstanding debt and resulted in a decreased cost of funds relating to the CDO assets.

Since March 2005, we issued a total of $290.0 million of junior subordinated notes in private placements. The junior subordinated notes are unsecured, have a maturity of 24 to 27 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first five years. In February 2010, we retired $114.1 million of our junior subordinated notes in exchange for the re-issuance of certain of our own CDO bonds, as well as other assets.

In June 2008, our external manager exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to the pairing agreement, were redeemed simultaneously and cancelled. ACM currently holds approximately 21.2% of the voting power of our outstanding common stock.

Our Investment Strategy

Our principal business objectives are to invest in bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity and other real estate-related assets in the multifamily and commercial real estate markets and actively manage our investment portfolio in order to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders. We believe the financing of multi-family and commercial real estate offers opportunities that demand customized financing solutions. We believe we can achieve these objectives through the following business and growth strategies:

Provide Customized Financing.  We provide financing customized to the needs of our borrowers. We target borrowers who have demonstrated a history of enhancing the value of the properties they operate, but whose options may be limited by conventional bank financing and who may benefit from the sophisticated structured finance products we offer.

Execute Transactions Rapidly.  We act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that rapid execution attracts opportunities from both borrowers and other lenders that would not otherwise be available. We believe our ability to structure flexible terms and close loans in a timely manner gives us a competitive advantage over our competition.

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

Our Targeted Investments

We pursue lending and investment opportunities with property owners and developers who need interim financing until permanent financing can be obtained. We primarily target transactions where we believe we have competitive advantages, particularly our lower cost structure and in-house underwriting capabilities. Our structured finance investments generally have maturities of two to five years, depending on type, have extension options when appropriate, and generally require a balloon payment of principal at maturity. Borrowers in the market for these types of loans include, but are not limited to, owners or developers seeking either to acquire or refurbish real estate or to pay down debt and reposition a property for permanent financing.

Our investment program emphasizes the following general categories of real estate-related activities:

Bridge Financing.  We offer bridge financing products to borrowers who are typically seeking short-term capital to be used in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is located in a recovering market. From the borrower’s perspective, shorter term bridge financing is advantageous because it allows for time to improve the property value through repositioning the property without encumbering it with restrictive long term debt.

The bridge loans we make typically range in size from $1 million to $75 million and are predominantly secured by first mortgage liens on the property. The term of these loans typically is up to five years. Historically, interest rates have typically ranged from 1.10% to 9.00% over 30-day LIBOR, with fixed rates ranging from 1.70% to 13.00%. At December 31, 2009, interest rates typically ranged from 1.70% to 8.00% over 30-day LIBOR, with fixed rates ranging from 1.70% to 12.20%. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

Our junior participation loans typically range in size from $1 million to $60 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.30% to 9.75% over 30-day LIBOR, with fixed rates ranging from 4.70% to 12.80%. At December 31, 2009, interest rates typically ranged from 2.30% to 7.20% over 30-day LIBOR, with fixed rates ranging from 4.70% to 12.80%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

Our mezzanine loans typically range in size from $1 million to $50 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.00% to 12.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 16.00%. At December 31, 2009, interest rates typically ranged from 2.00% to 10.00% over 30-day LIBOR, with fixed rates ranging from 6.00% to 16.00%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

Our preferred equity investments typically range in size from $0.3 million to $100.0 million, have terms up to ten years and interest rates that have typically ranged from 3.75% to 6.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. At December 31, 2009, our preferred equity investments ranged in size from $0.3 million to $96.0 million and interest rates typically ranged from 4.50% to 6.00% over 30-day LIBOR, with fixed rates ranging from 6.22% to 11.40%.

Real Property Acquisitions.  We have, and may in the future, acquire real estate by foreclosure or deed in lieu of foreclosure related to our loans. Our management team may identify such assets and initiate an asset-specific plan to maximize the value of the collateral, which can include appointing a third party property manager, completing the construction or renovation of the property, continuing the sale of condominium units, leasing or increasing the occupancy of the property, or selling the entire asset or a partial interest to a third party. Additionally, we may identify real estate investment opportunities such as domestic real estate for repositioning and/or renovation and then disposition at an anticipated significant return. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to three year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short-term financing. Repayment of the short-term financing will either come from the sale of the property or conventional permanent debt.

Note Acquisitions.  We may acquire real estate notes from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes, for a variety of reasons (such as risk mitigation, portfolio diversification or other strategic reasons), to divest certain assets from its portfolio. These notes may be acquired at a discount. In such cases, we intend to use our management resources to resolve any disputes concerning the note or the property securing it and to identify and resolve any existing operational or any other problems at the property. We will then either restructure the debt obligation for immediate resale or sale at a later date, or reposition it for permanent financing. In some instances, we may take title to the property underlying the real estate note.

Equity Securities.  We have and may, in the future, invest in equity securities such as the common stock of a commercial real estate specialty finance company. Investments in these securities have the risk of stock market fluctuations which may result in the loss of our principal investment.

Commercial Real Estate Collateralized Debt Obligation Bonds.  We have and may, in the future, invest in securities such as investment grade commercial real estate collateralized debt obligation bonds. These certificates are purchased at a discount to their face value which is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody’s Investor Service, Standard & Poor’s and Fitch Ratings) and are generally not insured or otherwise guaranteed.

Commercial Mortgage-Backed Securities.  We have and may, in the future, invest in investment grade commercial mortgage-backed securities. These securities are purchased at a discount to their face value which is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody’s Investor Service, Standard & Poor’s and Fitch Ratings) and are generally not insured or otherwise guaranteed.

Our Structured Finance Investments

We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge, junior participation interests in first mortgages, and mezzanine loans as well as preferred equity investments and mortgage-related debt securities.

At December 31, 2009, we had 126 loans and investments in our portfolio, totaling $2.0 billion. These loans and investments were for 69 multi-family properties, 27 office properties, 11 hotel properties, 11 land properties, six commercial properties, one condominium property, and two retail properties. We have an allowance for loan losses of $326.3 million at December 31, 2009 related to 31 loans in our portfolio with an aggregate carrying value, before reserves, of $693.7 million. The loan loss reserves were the result of our regular quarterly risk rating review process which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio through our strict underwriting and active asset management with the goal of maintaining the credit quality of our portfolio and limiting potential losses. We also have at December 31, 2009, seven commercial real estate collateralized debt obligation bond investments and three commercial mortgage-backed security investments with carrying values of $48.2 million and $12.7 million, respectively.

The overall yield on our loan and investments portfolio in 2009 was 5.08% on average assets of $2.3 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2009 was 4.27% on average borrowings of $1.9 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

Our average net investment (average assets less average borrowings) in 2009 was $418.6 million, resulting in average leverage (average borrowings divided by average assets) of 81.8%. Including average junior subordinated notes of $283.8 million as equity, our average leverage was 69.4%. The net interest income earned in 2009 yielded an 8.7% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2009 by average equity (computed as average assets minus average borrowings) invested during the year.

Our business plan contemplates that our leverage ratio, including our junior subordinated notes as equity, will be around 70% to 80% of our assets in the aggregate. However, including our junior subordinated notes as equity, our leverage is generally not to exceed 80% of the value of our assets in the aggregate when considering additional financing sources unless approval to exceed the 80% limit is obtained from our board of directors. See “Operating Policies and Strategies” below for further details. At December 31, 2009, our overall leverage ratio including the junior subordinated notes as equity was 83%, which was the result of a decrease in the carrying value of our assets due to loan loss reserves.

The following table set forth information regarding our loan and investment portfolio as of December 31, 2009:

					Weighted Average
			Unpaid Principal	Weighted Average	Remaining
Type	Asset Class	Number	(Dollars in Thousands)	Pay Rate(1)	Maturity (months)

Bridge Loans	Multi Family	25	$477,880	5.60%	23.8
	Office	12	288,280	5.54%	41.0
	Hotel	5	179,028	3.20%	27.7
	Commercial	3	55,375	4.52%	21.6
	Land	10	241,099	4.69%	7.2
	Retail	1	3,835	—	—

		56	1,245,497	5.00%	25.0

Mezzanine Loans	Multi Family	24	140,770	7.08%	35.1
	Office	7	106,475	6.63%	33.1
	Hotel	2	30,000	3.23%	5.0
	Condo	1	15,869	2.23%	—
	Commercial	1	38,297	—	15.0
	Land	1	9,333	—	17.0
	Retail	1	2,750	10.85%	—

		37	343,494	5.43%	27.2

Junior Participations	Multi Family	4	60,550	3.23%	31.9
	Office	7	162,350	5.90%	56.7
	Hotel	3	28,686	7.41%	58.2
	Commercial	1	3,491	7.89%	10.0

		15	255,077	5.46%	50.3

Preferred Equity	Multi Family	16	78,103	5.47%	86.9
	Office	1	12,500	9.25%	68.0
	Hotel	1	100,364	—	90.0

		18	190,967	2.84%	87.3

Total		126	$2,035,035	4.93%	34.4

(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2009:

	Unpaid Principal			Unpaid Principal
Geographic Location	(Dollars in Thousands)	Percentage(1)	Asset Class	(Dollars in Thousands)	Percentage(1)

New York	$774,235	38.0%	Multi Family	$757,303	37.2%
California	250,767	12.3%	Office	569,605	28.0%
Florida	216,989	10.7%	Hotel	338,078	16.6%
Maryland	91,699	4.5%	Land	250,432	12.3%
Texas	76,577	3.8%	Commercial	97,163	4.8%
Michigan	44,500	2.2%	Condo	15,869	0.8%
Diversified	326,892	16.1%	Retail	6,585	0.3%
Other(2)	253,376	12.4%

Total	$2,035,035	100.0%	Total	$2,035,035	100.0%

(1)	Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)	No other individual state makes up more than 2% of the total.

Our Investments in Available-for-Sale Securities

Equity Securities.  During 2007, we purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million which had a fair value of $0.1 million, at December 31, 2009. We also had a margin loan agreement with a financial institution related to the purchases of this security which was not to exceed $7.0 million, bore interest at pricing over LIBOR, and was due upon demand from the lender. In July 2008, the margin loan was repaid in full.

Commercial Real Estate Collateralized Debt Obligation Bonds.  At December 31, 2009, two investment grade commercial real estate (“CRE”) collateralized debt obligation bonds, with a combined fair value of $0.4 million, were reclassified from held-to-maturity to available-for-sale as we intend to sell these bonds within one year as part of a debt restructuring. See “Our Investments in Held-to-Maturity Securities” below.

Our Investments in Held-to-Maturity Securities

Commercial Real Estate Collateralized Debt Obligation Bonds.  In 2008, we purchased $82.7 million of investment grade CRE collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. To the extent that we believe the discount is collectable, it is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities bear interest at a weighted average spread of 34 basis points over LIBOR, have a weighted average stated maturity of 34.2 years but have an estimated average remaining life of 3.7 years due to the maturities of the underlying assets. At December 31, 2009, two investment grade CRE collateralized debt obligation bonds with a combined fair value of $0.4 million were reclassified from held-to-maturity to available-for-sale, as they were exchanged in the retirement of a portion of our own junior subordinated notes in February 2010.

Commercial Mortgage-Backed Securities.  In 2009, we purchased $17.0 million of investment grade commercial mortgage-backed securities (“CMBS”) for $12.4 million, representing a $4.6 million discount to their face value. To the extent that we believe the discount is collectable, it is accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities bear interest at a weighted average coupon rate of 5.80%, have a weighted average stated maturity of 29.6 years but have an estimated average remaining life of 6.0 years due to the maturities of the underlying assets. We did not have any CMBS investments at December 31, 2008.

We intend to hold these remaining bonds to maturity. For the year ended December 31, 2009, the total average yield on the above securities based on their face values was 4.62%, including the accretion of discount.

Regulatory Aspects of Our Investment Strategy

Real Estate Exemption from Investment Company Act.  We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate,” are exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate and mortgage loans. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2009.

Our investment guidelines provide that no more than 15% of our assets may consist of any type of mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement

On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM’s services. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with multi-family and commercial real estate-related structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, as amended in August 2009, ACM receives a base management fee, incentive compensation and “success-based” compensation as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report.

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

Origination.  Our manager sources the origination of most of our investments. ACM has a network of over eight sales offices located in Bloomfield Hills, Michigan; Boston, Massachusetts; Plano, Texas; Dallas, Texas; Chicago, Illinois; New York, New York; and Uniondale, New York. These offices are staffed by approximately 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM’s marketing effort occurs at the branch level, ACM also markets its products in national industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower’s needs. Loan originators in every branch office are able to offer borrowers the full array of ACM’s and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM’s underwriters for due diligence.

Underwriting.  ACM’s loan originators work in conjunction with its underwriters who perform due diligence on all proposed transactions prior to loan approval and commitment. The underwriters analyze each loan application in accordance with the guidelines set forth below in order to determine the loan’s conformity with respect to such guidelines. In general, ACM’s underwriting guidelines require it to evaluate the following: the historic and current property revenues and expenses; the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies; the property’s location, its attributes and competitive position within its market; the proposed ownership structure, financial strength and real estate experience of the borrower and property management; third party appraisal, environmental and engineering studies; market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends; review of an acceptable mortgagee’s title policy and an “as built” survey; construction quality of the property to determine future maintenance and capital expenditure requirements; and the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. Consideration is also given to other factors, such as additional forms of security and identifying likely strategies to affect repayment. ACM continuously refines its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

Investment Approval Process.  ACM applies its established investment approval process to all loans and other investments proposed for our portfolio before submitting each proposal to us for final approval. A written report is generated for every loan or other investment that is submitted to ACM’s credit committee for approval. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property consolidated financial statements and analysis. In addition, the report includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. If the transaction is approved by a majority of ACM’s credit committee, it is presented for approval to our credit committee, which consists of our chief executive officer, chief credit officer, and executive vice president of structured finance. All transactions require the approval of a majority of the members of our credit committee. Following the approval of any such transaction, ACM’s underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform with lending requirements established for that particular transaction. If our credit committee rejects the loan and our independent directors allow ACM or one of its affiliates to pursue it, ACM will have the opportunity to execute the transaction.

Servicing.  ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of approximately 1,152 loans with outstanding balances of $7.3 billion through its loan administration department in Buffalo, New York. ACM’s loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM’s data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

Our Asset Management Operations.  Our asset management group is comprised of 23 employees. Prior to our formation, the asset management group successfully managed numerous transactions, including complex restructurings, refinancings and asset dispositions for ACM.

Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment’s operating history, local economic trends and rental and occupancy rates and evaluates the underlying property’s competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

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

Our asset management group continues to provide its services to ACM on a limited basis pursuant to an asset management services agreement between ACM and us. The asset management services agreement will be effective throughout the term of our management agreement and during the origination period described in the management agreement. In the event the services provided by our asset management group, pursuant to this agreement, exceed more than 15% per quarter, the level anticipated by our board of directors, we will negotiate in good faith with our manager an adjustment to our manager’s base management fee under the management agreement, to reduce the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group.

Operating Policies and Strategies

Investment Guidelines.  Our board of directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including junior subordinated notes as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our leverage (including junior subordinated notes as equity) will generally not exceed 80% of the value of our assets, in the aggregate; (6) we will not co-invest with our manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our manager or the affiliate making such co-investment; (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our board of directors.

Financing Policies.  We finance the acquisition of our structured finance investments primarily by borrowing against or “leveraging” our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity to assets ratio no less than 20% (including junior subordinated notes as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant by our manager. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.

Our investments are financed primarily by collateralized debt obligations, our junior subordinate notes, and through our floating rate term and working capital credit agreements, loan repurchase agreements and other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

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

Conflicts of Interest Policies.  We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM currently has an approximate 21% voting interest in our common stock. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of ACM and beneficially owns approximately 92% of the outstanding membership interests of ACM. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, one of our directors, is general council to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Mr. Horn, our secretary and one of our directors, is the secretary of ACM. Each of Messrs. Kaufman, Martello, Elenio and Horn, as well as Mr. Weber, our executive vice president of structured finance and Mr. Kilgore, our executive vice president of structured securitization are members of ACM’s executive committee. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Horn, Weber, Kilgore, own minority membership interests in ACM.

We have implemented several policies, through board action and through the terms of our charter and our agreements with ACM, to help address these conflicts of interest, including the following:

•	Our charter requires that a majority of our board of directors be independent directors and that only our independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers.

•	Our board of directors have adopted a policy that decisions concerning our management agreement with ACM, including termination, renewal and enforcement thereof or our participation in any transactions with

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

Employees

We have 29 employees, including Messrs. Weber, Kilgore and Horn, Mr. Felletter, our Senior Vice President of Asset Management, Mr. Guziewicz, our Chief Credit Officer, and a 23 person asset management group. Mr. Kaufman, our Chief Executive Officer and Mr. Elenio, our Chief Financial Officer are full time employees of ACM and are not directly compensated by us (other than pursuant to our equity incentive plans).

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

Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Commercial real estate classes in general have been adversely affected by this prolonged economic downturn and liquidity crisis. These circumstances have materially impacted liquidity in the financial markets and have resulted in the scarcity of certain types of financing, and, in certain cases, making certain financing terms less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy in general.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely continue to minimize our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders.

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

We perform an evaluation of loans on a quarterly basis to determine whether an impairment is necessary and adequate to absorb probable losses. The valuation process for our loans and investments portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a recession in which the availability of commercial real estate credit is severely limited and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

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

Additional liquidity, future equity or debt financing may not be available on terms that are favorable to us, or at all. Our ability to access additional debt and equity capital depends on various conditions in these markets, which are beyond our control. If we are able to complete future equity offerings, they could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity and operating results.

We may be unable to invest excess equity capital on acceptable terms or at all, which would adversely affect our operating results.

We may not be able to identify investments that meet our investment criteria and we may not be successful in closing the investments that we identify. Unless and until we identify investments consistent with our investment criteria, any excess equity capital may be used to repay borrowings under our term and revolving credit agreements and repurchase agreements, which would not produce a return on capital. In addition, the investments that we acquire with our equity capital may not produce a return on capital. There can be no assurance that we will be able to identify attractive opportunities to invest our equity capital, which would adversely affect our results of operations.

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

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and dividends. Consequently, our common stock may trade at prices that are higher or lower than our book value per share of common stock. If our future earnings or dividends are less than expected, it is likely that the market price of our common stock will diminish.

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

A declining portfolio and reductions in debt could adversely affect the returns on our investments.

Continued dislocations in the market will likely lead to a reduction in our loans and investments portfolio. Additionally, the majority of the proceeds received from repayments of loans are expected to be used to repay borrowings. This deleveraging will likely result in reduced returns on our investments.

Our investments in commercial mortgage-related securities are subject to risks relating to the particular REIT issuer of the securities, which may result in losses to us.

Our investments in commercial mortgage-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. The issuers of these securities are experiencing many of the same risks resulting from continued disruptions in the financial markets and deteriorating economic conditions. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. REITs have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt.

We depend on key personnel with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of ACM as our manager and ACM’s officers and employees. In particular, the mortgage lending experience of Mr. Kaufman and Mr. Weber and the extent and nature of the relationships they have developed with developers and owners of multi-family and commercial properties and other financial institutions are critical to the success of our business. We cannot assure their continued employment with ACM or service as our officers. The loss of services of one or more members of our or ACM’s management team could harm our business and our prospects.

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

Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced over the past two years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

Given the transitional nature of many of our commercial real estate loans, we often require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We also generally required the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wants to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments will likely continue to decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations to us. We expect that in the future some of our borrowers may continue to have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

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

Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner or co-venturer may have financial difficulties resulting in a negative impact on such assets and may have economic or business interests or goals which are inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third party partners or co-venturers.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting and requires our independent registered public accounting firm to opine as to the adequacy of our assessment and effectiveness of our internal control over financial reporting in absence of a temporary exemption currently granted to smaller reporting companies. In the future, we may not receive an unqualified opinion from our independent registered public accounting firm with regard to our internal control over financial reporting.

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

We finance our assets over the short and long-term through a variety of means, including repurchase agreements, term facilities, credit facilities, junior subordinated notes, CDOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past year. If these conditions continue to worsen, we cannot assure you that these sources are feasible as a means of financing our assets, as there can be no assurance that these agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Our credit facilities contain restrictive covenants relating to our operations.

Each of our credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. Other restrictive covenants contained in our credit facility agreements include covenants that prohibit us from affecting a change in control, disposing of or encumbering assets being financed and restricting us from making any material amendment to our underwriting guidelines without approval of the lender. At December 31, 2009, we were in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum tangible net worth requirement with Wachovia at December 31, 2009. Our tangible net worth was $98.6 million at December 31, 2009 and we were required to maintain a minimum tangible net worth of $150.0 million with this financial institution. We have obtained a waiver of this covenant, as well as the minimum ratio of total liabilities to tangible net worth covenant, from this financial institution for December 31, 2009 and through an extended payoff date of August 27, 2010, in conjunction with amendments to our credit facilities. We have also obtained temporary amendments thereafter until December 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1. However, if economic conditions continue to weaken and capital for commercial real estate remains scarce, we expect credit quality in our assets and across the commercial real estate sector to decline as well. While we remain focused on actively managing our loans and investments portfolio, a continued weak environment will make maintaining compliance with the credit facilities’ covenants more difficult. If we are not in compliance with any of our covenants, there can be no assurance that our lenders would waive or amend such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

Investor demand for commercial real estate CDOs has been substantially curtailed.

The continued turmoil in the structured finance markets, including sub-prime residential loans and commercial real estate loans, has negatively impacted the credit markets generally. As a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain match-funded financing for our investments. Until and unless the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when or if the demand for commercial real estate CDOs will return, what the terms of such securities investors will demand, or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We generally obtain leverage through the issuance of collateralized debt obligations, or CDOs, term and revolving credit agreements, repurchase agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance. Moreover, we are dependent upon a few lenders to provide financing under credit agreements and repurchase agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

The credit facilities and repurchase agreements that we use to finance our investments may require us to provide additional collateral.

We use credit facilities and repurchase agreements to finance some of our investments. If the market value of the loans pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our repurchase and credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code. Further, facility providers may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

We utilize a significant amount of debt to finance our operations, which may compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of bank credit facilities, repurchase agreements, and securitizations, including the issuance of CDOs and other borrowings. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

If any of the loans we originate or acquire and sell or securitize through CDOs do not comply with representations and warranties we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

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

The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

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

Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Due to the continued volatility in the financial markets, the value of these contracts has declined substantially. As a result, as of December 31, 2009, we funded approximately $18.9 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

We are subject to certain counterparty risks related to our derivative contracts.

We periodically hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. As a result of the global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with certain interest rate swap agreements could result in the loss of such collateral.

Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by ACM and Mr. Kaufman.

Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 92% of the outstanding membership interests of ACM. ACM currently has 21.2% of the voting power of our outstanding stock. As a result of Mr. Kaufman’s beneficial ownership of stock held by ACM as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman currently has 21.7% of the voting power of our outstanding stock. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter as amended generally does not permit ownership in excess of 7.0% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our board of directors.

For the purpose of preserving our REIT qualification, our charter generally prohibits direct or constructive ownership by any person of more than 7.0% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 7.0% (by value) of our outstanding shares of capital stock. For purposes of this calculation, warrants held by such person will be deemed to have been exercised if such exercise would result in a violation. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors will result in the shares being automatically transferred to a charitable trust or otherwise voided.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

Our board of directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2010, 2011 and 2012, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Conflicts of Interest with Our Manager

We are dependent on our manager with whom we have conflicts of interest.

We have only 29 employees, including Messrs. Weber, Felletter, Horn, Guziewicz, and are dependent upon our manager to provide services to us that are vital to our operations. ACM, our manager currently has approximately 21.2% of the voting power of the outstanding shares of our capital stock and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of ACM, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Each of Messrs. Kaufman, Martello, Elenio, Horn, Weber, Kilgore, Felletter are members of ACM’s executive committee and own minority membership interests in ACM.

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

We have entered into a management agreement with our manager under which our manager provides us with all of the services vital to our operations other than asset management services. Certain matters relating to our organization were not approved at arm’s length and the terms of the contribution of assets to us may not be as favorable to us as if the contribution was with an unaffiliated third party.

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

The management compensation structure that we have agreed to with our manager may cause our manager to invest in high risk investments. Our manager is entitled to a base management fee, which is based on an agreed upon budget which represents the actual cost of managing the assets. Our manager is also entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

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

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. So long as 100% of the equity interests in a taxable mortgage pool are owned by an entity that qualifies as a REIT, including our subsidiary Arbor Realty SR, Inc., we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other tax benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

As a REIT, we are generally required to distribute at least 90% of our taxable income each year to our stockholders, though under the terms of certain financing agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. In order to qualify for the tax benefits accorded to REITs, we intend to declare quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this report. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends or make distributions to our stockholders. The timing and amount of dividends are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

In order to qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders each year, though under the terms of certain financing agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, issue stock or sell investments and our equity securities at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

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

In order to prevent five or fewer individuals from acquiring more than 50% of our outstanding shares and a resulting failure to qualify as a REIT, our charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 7.0% of the aggregate value or number of shares (whichever is more restrictive) of our outstanding common stock, or more than 7.0%, by value, of our outstanding shares of capital stock of all classes, in the aggregate. For purposes of the ownership limitations, warrants held by a person will be deemed to have been exercised if such exercise would result in a violation of the charter provisions.

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

Moreover, the current level of the ownership limit that applies to our stockholders, generally 7.0%, is such that in conjunction with the exemptions described above that were granted to Mssrs. Kaufman and Kojaian, if individuals were to acquire stock in the maximum amounts thereby permitted, our ability to qualify as a REIT could be jeopardized. We believe that the actual ownership of our stock has complied with the REIT qualification requirements, and we expect to be able to maintain such compliance in the future. Nevertheless, no assurance can be given that future ownership of our stock will be such that we will be able to maintain our qualification as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Under current law, income that we generate from derivatives or other transactions intended to hedge various risks may be treated as non-qualifying income for purposes of the REIT income tests, unless certain requirements are met, and our position in such a hedging or derivative transaction, to the extent that it has positive value, may be treated as a non-qualifying asset for purposes of the REIT asset tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Arbor Commercial Mortgage, our manager, leases our shared principal executive and administrative offices, located at 333 Earle Ovington Boulevard in Uniondale, New York.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “ABR” since our initial public offering in April 2004. The following table sets forth for the indicated periods the high and low sales prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid with respect to such periods.

			Dividends
	High	Low	Declared

2008
First Quarter	$18.80	$13.46	$0.62
Second Quarter	$18.18	$8.71	$0.62
Third Quarter	$12.49	$7.50	$0.62
Fourth Quarter(1)	$10.25	$1.77	$0.24
2009
First Quarter(2)	$3.50	$0.56	$—
Second Quarter(2)	$4.23	$0.69	$—
Third Quarter(2)	$3.60	$1.50	$—
Fourth Quarter(2)	$2.97	$1.65	$—

(1)	In January 2009, we elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008 and we believe the dividends paid fully satisfy our 2008 REIT distribution requirements.

(2)	We elected not to pay a common stock distribution for the calendar year ended December 31, 2009.

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

On March 5, 2010, the closing sale price for our common stock, as reported on the NYSE, was $2.54. As of March 5, 2010, there were 9,730 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under our equity compensation plans which are set forth under the caption “Equity Compensation Plan Information” of the 2010 Proxy Statement is incorporated herein by reference.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The five year period commences on December 31, 2004 and ends on December 31, 2009, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on January 1, 2005 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2009.

Arbor Realty Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Arbor Realty Trust, Inc.	100.00	114.94	147.11	87.59	19.30	13.02

Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

NAREIT All REIT Index	100.00	108.29	145.49	119.54	74.91	95.47

In accordance with SEC rules, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Issuances of Unregistered Securities

In connection with the amendment and restructuring of our term credit agreements, revolving credit agreement and working capital facility with Wachovia on July 23, 2009, we issued warrants that entitle Wachovia to purchase one million shares of our common stock at an average strike price of $4.00. The warrants were issued without registration in reliance on the exemption provided by Section 4(2) of the 1933 Act. Of such warrants, 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date.

Pursuant to a registration rights agreement between the Company and Wachovia, dated as of July 23, 2009, we have agreed to file a registration statement to permit the resale by Wachovia of the shares underlying the one million warrants and to pay all expenses related to such registration. We are obligated to use our best efforts to cause any such registration statement to become effective promptly following the filing thereof and to remain effective for a period of up to two years.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. Prior period amounts have been reclassified to conform to current period presentation. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Consolidated Statement of Operations Data
Interest income	$117,262,129	$204,135,097	$273,984,357	$172,833,401	$121,109,157
Interest expense	80,102,075	108,656,702	147,710,194	92,693,419	45,745,424
Net interest income	37,160,054	95,478,395	126,274,163	80,139,982	75,363,733
Total other revenue	1,726,054	82,329	39,503	867,157	498,250
Other-than-temporary impairment	10,260,555	17,573,980	—	—	—
Provision for loan losses	241,328,039	132,000,000	2,500,000	—	—
Loss on restructured loans	57,579,561	—	—	—	—
Management fees — related party	15,136,170	3,539,854	25,004,975	12,831,791	12,430,546
Other expenses	22,165,361	16,307,371	14,974,230	11,291,352	10,216,873
Gain on exchange of profits interest	55,988,411	—	—	—	—
Gain on extinguishment of debt	54,080,118	—	—	—	—
Loss on termination of swaps	(8,729,408)	—	—	—	—
(Loss) income from equity affiliates	(438,507)	(2,347,296)	34,573,594	4,784,292	8,453,440
Provision for income taxes	—	—	16,885,000	150,000	—
Net (loss) income from continuing operations	(206,682,964)	(76,207,777)	16,989,177	11,104,481	11,280,981
Loss from discontinued operations	(5,275,337)	(582,294)	—	—	—
Net (loss) income	(211,958,301)	(76,790,071)	101,523,055	61,518,288	61,668,004
Net income attributable to noncontrolling interest	18,672,855	4,439,773	16,989,177	11,104,481	11,280,981
Net (loss) income attributable to Arbor Realty Trust, Inc.	(230,631,156)	(81,229,844)	84,533,878	50,413,807	50,387,023
(Loss) earnings from continuing operations per share, basic	(8.90)	(3.52)	4.44	2.94	2.99
Loss from discontinued operations per share, basic	(0.21)	(0.02)	—	—	—
(Loss) earnings per share, basic	(9.11)	(3.54)	4.44	2.94	2.99
(Loss) earnings from continuing operations per share, diluted	(8.90)	(3.52)	4.44	2.93	2.98
Loss from discontinued operations per share, diluted	(0.21)	(0.02)	—	—	—
(Loss) earnings per share, diluted(1)	(9.11)	(3.54)	4.44	2.93	2.98
Dividends declared per common share(2)(3)(4)(5)(6)	—	2.10	2.46	2.57	2.24

	At December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data
Loans and investments, net	$1,700,774,288	$2,181,683,619	$2,592,093,930	$1,993,525,064	$1,246,825,906
Related party loans, net	—	—	—	7,752,038	7,749,538
Total assets	2,060,774,772	2,579,236,489	2,901,493,534	2,204,345,211	1,396,075,357
Repurchase agreements	2,657,332	60,727,789	244,937,929	395,847,359	413,624,385
Collateralized debt obligations	1,100,515,185	1,152,289,000	1,151,009,000	1,091,529,000	299,319,000
Junior subordinated notes to subsidiary trust issuing preferred securities	259,487,421	276,055,000	276,055,000	222,962,000	155,948,000
Notes payable	375,219,206	518,435,437	596,160,338	94,574,240	115,400,377
Note payable — related party	—	4,200,000	—	—	30,000,000
Mortgage note payable — held-for-sale	41,440,000	41,440,000	—	—	—
Total liabilities	1,962,140,802	2,298,241,821	2,433,376,191	1,842,765,882	1,044,775,284
Total Arbor Realty Trust, Inc. stockholders’ equity	96,693,606	281,005,649	395,263,085	296,111,077	287,608,517
Noncontrolling interest in operating partnership units	—	—	72,854,258	65,468,252	63,691,556
Noncontrolling interest in consolidated entity	1,940,364	(10,981)	—	—	—
Total equity	98,633,970	280,994,668	468,117,343	361,579,329	351,300,073

	Year Ended December 31,
	2009	2008	2007	2006	2005

Other Data
Total originations(7)	$3,000,000	$290,565,879	$2,007,838,793	$1,458,153,387	$953,937,330

(1)	In 2009, the Company issued one million warrants as part of a debt restructuring which were anti-dilutive for the period.

(2)	We elected not to pay a common stock distribution for the calendar year ended December 31, 2009.

(3)	In January 2009, we elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008 and we believe the dividends paid fully satisfy our 2008 REIT distribution requirements.

(4)	On January 25, 2008, our board of directors authorized and we declared a distribution to our stockholders of $0.62 per share of common stock, payable with respect to the quarter ended December 31, 2007, to stockholders of record at the close of business on February 15, 2008. We made this distribution on February 26, 2008.

(5)	On January 25, 2007, our board of directors authorized and we declared a distribution to our stockholders of $0.60 per share of common stock, payable with respect to the quarter ended December 31, 2006, to stockholders of record at the close of business on February 5, 2007. We made this distribution on February 20, 2007.

(6)	On January 11, 2006, our board of directors authorized and we declared a distribution to our stockholders of $0.70 per share of common stock, payable with respect to the quarter ended December 31, 2005, to stockholders of record at the close of business on January 23, 2006. We made this distribution on February 6, 2006.

(7)	Year ended December 31, 2005 originations are net of a $59.4 million participation in one of our loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operating performance is primarily driven by the following factors:

•	Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. However, if the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. Net interest income is also directly impacted by the size and performance of our asset portfolio. See “Current Market Conditions, Risks and Recent Trends” below for risks and trends of our net interest income.

•	Credit quality of our assets — Effective asset and portfolio management is essential to maximize the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.

•	Cost control — We seek to minimize our operating costs, which consist primarily of employee compensation and related costs, management fees and other general and administrative expenses. If there are increases in foreclosures and non-performing loans and investments, certain of these expenses, particularly employee compensation expenses and asset management related expenses, may increase.

We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT-taxable income which is distributed to its stockholders provided that at least 90% of its REIT-taxable income is distributed and provided that certain other requirements are met. Additionally, under the terms of certain financing agreements, annual dividends are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. Certain of our assets that produce non-qualifying income may be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to Federal and state income taxes. For the year ended December 31, 2009, we did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries.

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

On April 13, 2004, we sold 6,750,000 shares of our common stock at a price to the public of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and other estimated offering expenses. On May 11, 2004, we issued and sold 524,200 additional shares of common stock, for net proceeds of approximately $9.8 million after deducting the underwriting discount pursuant to the exercise of a portion of the over-allotment option granted to the underwriters of our initial public offering. As of December 31, 2005, we issued 1,256,130 shares of common stock from the exercise of warrants originally issued as a component of units on July 1, 2003, for proceeds of $17.1 million. In addition, in June 2007, we issued 2,700,000 shares of common stock in a public offering at a price of $27.65 per share, for net proceeds of approximately $73.6 million.

Current Market Conditions, Risks and Recent Trends

Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. Commercial real estate classes in general have been adversely affected by this prolonged economic downturn and liquidity crisis. If this continues, the commercial real estate sector will likely experience additional losses, challenges in complying with the terms of financing agreements, decreased net interest spreads, and additional difficulties in raising capital and obtaining investment financing with attractive terms or at all.

These circumstances have materially impacted liquidity in the financial markets and have resulted in the scarcity of certain types of financing, and, in some cases, making terms for available financings less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. During the third quarter of 2009, we restructured substantially all of our short-term debt for three years at costs of financing higher than previous rates. This has and will continue to have a negative impact on our net interest margins. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy in general.

This environment has undoubtedly had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. Declining real estate values will likely continue to minimize our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy continues to weaken. Declining real estate values also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. During the first, second, third and fourth quarters of fiscal year 2009, respectively, we recorded $67.5 million, $23.0 million, $51.0 million and $99.8 million of new provisions for loan losses for a total of $241.3 million, due to declining collateral values, and $9.0 million, $23.8 million, $0.3 million and $24.5 million of losses on restructured loans for a total of $57.6 million in 2009. During the first three quarters of fiscal year 2008, we recorded $8.0 million of provisions for loan losses and $124.0 million in the fourth quarter for a total of $132.0 million, and no loss on restructured loans was recorded in 2008. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing. These trends may persist with a prolonged economic recession and we feel that there will be continued modifications and delinquencies in the foreseeable future, which will result in reduced net interest margins and additional losses throughout our sector.

Commercial real estate financing companies have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, as mentioned above, we were successful in restructuring our short-term debt facilities, and, based on available liquidity and market opportunities, have from time to time repurchased our debt at a discount. Also, in 2010, we entered into an agreement with Wachovia Bank, National Association to retire our outstanding debt for $113.9 million at any time on or before an extended payoff date of August 27, 2010 and we retired $114.1 million of our junior subordinated notes for the re-issuance of certain of our own CDO bonds, as well as other assets. We will continue to remain focused on executing these strategies when appropriate and where available as this significant economic downturn persists.

Refer to Item 1A “Risk Factors” above and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” below for additional risk factors.

Sources of Operating Revenues

We derive our operating revenues primarily from interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 95%, 97% and 90% of our total revenues in 2009, 2008 and 2007, respectively.

Interest income is also derived from profits on equity participation interests. No such income was recognized in 2009. In 2008 and 2007 interest income from participation interests represented approximately 1% and 10% of total revenues, respectively.

We also derive interest income from our investments in commercial real estate (“CRE”) collateralized debt obligation bond securities and commercial mortgage-backed securities (“CMBS”). Interest on these investments represented 4% and 2% of our total revenues in 2009 and 2008, respectively, and less than 1% of our total revenues in 2007.

Property operating income is derived from our real estate owned. In 2009, property operating income represented 1% of total revenue. No such income was recognized in 2008 and 2007.

Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented less than 1% of our total revenues in 2009, 2008 and 2007.

Loss or Income from Equity Affiliates and Gain on Sale of Loans and Real Estate

We derive loss or income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties and any other-than-temporary impairment of these investments on a single line item in the consolidated statements of operations as loss or income from equity affiliates. In 2009 and 2008, loss from equity affiliates totaled $0.4 million and $2.3 million, respectively. In 2007, income from equity affiliates totaled $34.6 million.

We also may derive income or losses from the sale of loans and real estate. We may acquire (1) real estate for our own investment and, upon stabilization, disposition at an anticipated return and (2) real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes to divest certain assets from its portfolio. No such income or loss has been recorded to date.

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

Loans and Investments

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent to hold. We do not have any trading securities at this time. Securities available-for-sale are reported at fair value, while securities and investments held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment. We closely monitor market conditions on which we base such decisions.

We also assess certain of our held-to-maturity securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities reflect a decline in value which is other-than-temporary; accordingly, such securities are written down to fair value against earnings. On a quarterly basis, we review these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. We calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.

Loans held for investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for loan losses when such loan or investment is deemed to be impaired. We invest in preferred equity interests that, in some cases, allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. We had a $326.3 million allowance for loan losses at December 31, 2009 related to 31 loans in our portfolio with an aggregate carrying value of approximately $693.7 million, before reserves. At December 31, 2008, we had a $130.5 million allowance for loan losses related to ten loans in our portfolio with an aggregate carrying value of approximately $443.2 million, before reserves.

Repurchase Obligations

In certain circumstances, we have financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. We currently record these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on our consolidated balance sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the consolidated statement of operations. These transactions may not qualify as a purchase by us under current accounting guidance, which is effective for fiscal years beginning after November 15, 2008. We would be required to present the net investment on our balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the statement of operations when certain criteria to treat these transactions as part of the same arrangements (linked transactions) are met. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. The guidance applies to prospective transactions, and no such transactions have been recorded in this manner in 2009.

Capitalized Interest

We capitalize interest related to investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of our joint ventures, which is accounted for using the equity method, has used funds to acquire qualifying assets for its planned principal operations. During 2007, the joint venture sold both of the acquired properties and we discontinued the capitalization of interest on its remaining investment in the joint venture. We did not capitalize interest during the years ended December 31, 2009 and 2008, and we capitalized $0.3 million of interest during the year ended December 31, 2007 relating to this investment.

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

Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred and costs subsequently incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.

We allocate the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases at fair value. We amortize the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

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

We recognize impairment of real estate assets operated for the production of income if the estimated undiscounted cash flows generated by the assets are less than the carrying amount of the assets. Measurement of impairment is based upon the estimated fair value of the assets. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.

Real estate is classified as held-for-sale when management commits to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be complete within one year. Properties classified as held for sale are not depreciated and the results of their operations are shown in discontinued operations. Real estate assets that are expected to be disposed of are valued at the lower of the carrying amount or their fair value less costs to sell on an individual asset basis.

We recognize sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.

Revenue Recognition

Interest Income.  Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectability, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the year ended December 31, 2009, as compared to $1.0 million and $30.0 million of interest on such loans and investments for the years ended December 31, 2009 and 2008, respectively.

Property operating income.  Property operating income represents income associated with the operation of two commercial real estate properties recorded as real estate owned. For the years ended December 31, 2009, we recorded approximately $0.9 million of property operating income relating to real estate owned. At September 30, 2009, one of our three real estate investments was reclassified from real estate owned to real estate held-for-sale and resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods. We did not have property operating income in 2008 and 2007 due to the subsequent reclassification to discontinued operations. For more details see Note 7 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

Stock-Based Compensation

We record stock-based compensation expense at the grant date fair value of the related stock-based award. We measure the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term. Dividends are paid on the restricted shares as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation was disclosed in our Consolidated Statement of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

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

Current accounting guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides clarity on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Variable Interest Entities

Current accounting guidance requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

On a quarterly basis, we evaluate our loans and investments, mortgage related securities and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in us determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both.

Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities, as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk. In addition, we have evaluated our investments in collateralized debt obligation securities and have determined that the issuing entities are considered VIEs, but have determined that we are not the primary beneficiary.

We will be required to follow updated accounting guidance beginning with the first quarter of 2010, by prescribing an ongoing qualitative rather than quantitative assessment of our ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and our rights or obligations to receive benefits or absorb losses, in order to determine whether those entities will be required to be consolidated in our Consolidated Financial Statements. We do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

As of December 31, 2009, we have identified 39 loans and investments which were made to entities determined to be VIEs with an aggregate carrying amount of $807.3 million. These VIE entities had exposure to real estate debt of approximately $3.3 billion at December 31, 2009. For the 39 VIEs identified, we have determined that we are not the primary beneficiaries and as such the VIEs should not be consolidated in our financial statements. For all other investments, we have determined they are not VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate. A summary of our identified VIEs is presented in Note 10 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

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

We record all derivatives on the balance sheet at fair value. Additionally, the accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

During the year ended December 31, 2009, we entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap. During the year ended December 31, 2008, we entered into six interest rate swaps, which qualify as cash flow hedges, having a total combined notional value of approximately $121.6 million. During the year ended December 31, 2009, we terminated six interest rate swaps related to our restructured trust preferred securities, with a combined notional value of $140.0 million, for a loss of $8.7 million recorded to loss on termination of swaps on our Consolidated Statement of Operations. Refer to the section titled “Liquidity and Capital Resources — Junior Subordinated Notes” below. During the year ended December 31, 2009, we also terminated two interest rate swaps with a combined notional value of approximately $78.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. Additionally, one basis swap with a notional amount of $37.2 million matured and one basis swap and one interest rate swap had partially amortizing maturities totaling approximately $221.7 million. The remaining losses on termination will be amortized to interest expense over the original life of the hedging instruments. The fair value of our qualifying hedge portfolio has increased by approximately $50.8 million from December 31, 2008 as a result of the terminated and matured swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.

Because the valuations of our hedging activities are based on estimates, the fair value may change. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 7A hereof.

Fair Value Measurements

Current accounting guidance for financial assets and liabilities defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the guidance and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate our hierarchy disclosures each quarter.

At December 31, 2009, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. Fair values of our derivative financial instruments were approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items were included in other assets and other liabilities on the consolidated balance sheet. We incorporated credit valuation adjustments in the fair values of our derivative financial instruments to reflect counterparty nonperformance risk. In addition, the fair value of our available-for-sale securities were approximated on current market quotes received from financial sources that trade such securities.

At December 31, 2009, we measured certain financial assets and financial liabilities at fair value on a nonrecurring basis, including loans and securities held-to-maturity. Fair values of loans were estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Loans are designated as held for investment and are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. In addition, the fair values of our securities-held-to maturity were approximated on current market quotes received from financial sources that trade such securities.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance on subsequent events which states that disclosure of the date through which subsequent events have been evaluated, the issuance date of the financial statements, is no longer required. This guidance is effective upon issuance and its adoption did not have a material effect on our Consolidated Financial Statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. We do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

In January 2010, the FASB issued updated guidance on accounting for distributions to shareholders with components of stock and cash, which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

In August 2009, the FASB issued updated guidance on the fair value measurement of liabilities not exchanged in an orderly transaction. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which establishes the exclusive authoritative reference for accounting principles generally acceptable in the United States. The Codification simplifies the classification of accounting guidance into one online database under a common referencing system. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. We began to use the Codification on the effective date, and it had no impact on our Consolidated Financial Statements. However, throughout this Form 10-K, all references to prior accounting pronouncements have been removed, and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

In June 2009, the FASB issued updated guidance related to the consolidation of variable interest entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This new guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. These new requirements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt these new requirements effective January 1, 2010. We do not currently expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued updated guidance related to the accounting for transfers of financial assets. This new guidance will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt these new requirements effective January 1, 2010. We do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

In April 2009, the FASB issued updated guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

In April 2009, the FASB issued updated guidance on determining the fair value of an asset or liability when the volume and level of activity may indicate an inactive market and when transactions are not orderly. This guidance applies to all fair value measurements prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

Changes in Financial Condition

Our loan portfolio balance, including our held-to-maturity securities, decreased $473.6 million, or 21%, to $1.8 billion at December 31, 2009, with a weighted average current interest pay rate of 4.95%, as compared to $2.2 billion, with a weighted average current interest pay rate of 6.13%, at December 31, 2008. At December 31, 2009, advances on financing facilities totaled $1.8 billion, with a weighted average funding cost of 3.88%, as compared to $2.0 billion, with a weighted average funding cost of 3.51% at December 31, 2008.

In 2009, we purchased three CMBS investments at a discounted price of approximately $12.4 million with a face amount of approximately $17.0 million and originated three loans totaling $3.0 million. We have received full satisfaction of 11 loans totaling $157.3 million, which included $21.0 million in charge-offs against loan loss reserves, $32.8 million of losses on restructuring and $20.7 million as a reclassification from due to borrowers. We also received partial repayment on 14 loans totaling $122.8 million, which included $20.3 million in charge-offs against loan loss reserves and $24.8 million of losses on restructuring. We also refinanced and or modified 39 loans during the year totaling $1.1 billion. In addition, 22 loans totaling approximately $594.4 million were extended in accordance with the extension options of the corresponding loan agreements.

Since December 31, 2009, we purchased one CMBS investment at a discounted price of approximately $4.5 million with a face amount of $4.5 million and have not originated any new loans. We have also received $49.0 million for the repayment in full of one loan.

Cash and cash equivalents increased $63.8 million to $64.6 million at December 31, 2009 compared to $0.8 million at December 31, 2008. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The increase was primarily due to payoffs and paydowns of our loan investments as well as cash received from an increase in the value of our interest rate swaps for which we had previously posted as cash collateral against these swaps.

Restricted cash decreased $65.3 million, or 70%, to $27.9 million at December 31, 2009 compared to $93.2 million at December 31, 2008. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs. The decrease was primarily due to the redeployment of funds during 2009 from proceeds received from the full satisfaction of loans held in the CDO and the transfer of loans from other financing facilities to the CDOs.

Securities available-for-sale were $0.5 million at December 31, 2009 due to two investment grade CRE collateralized debt obligation bond with a total face value of $25.0 million, discount of $13.4 million and fair value of $0.4 million, reclassified from held-to-maturity to available-for-sale with an other-than-temporary impairment of $9.8 million. We exchanged these two bonds in retiring our own junior subordinated notes in February, 2010. See “Securities Held-To-Maturity” below. In 2008, an other-than-temporary impairment of $1.4 million was recognized on one of the investment grade CRE collateralized debt obligation bond. In 2009 and 2008, we also recorded $0.4 million and $16.2 million, respectively, in other-than-temporary impairment charges against our shares of common stock of Realty Finance Corporation., formerly CBRE Realty Finance, Inc., representing an adjustment to their fair value at December 31, 2009 and 2008. These securities had a fair value of $0.1 million and $0.5 million at December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, all of the securities available-for-sale have been in an unrealized loss position for more than twelve months. Generally accepted accounting principles in the United States (GAAP) require that all securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. We believe that based on recent market events and the unfavorable prospects for near-term recovery of value, that there is a lack of evidence to support the conclusion that the fair value decline is temporary. Prior to the third quarter of 2008, changes in the fair market value of our available-for-sale securities were considered unrealized gains or losses and were recorded as a component of other comprehensive income or loss. See Notes 4 and 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for a further description of these transactions.

Securities held-to-maturity increased $2.3 million, or 4%, to $60.6 million at December 31, 2009 compared to $58.2 million at December 31, 2008, as a result of purchasing $17.0 million of investment grade CMBS for $12.4 million during 2009. The $4.6 million discount received on the purchases of these securities is accreted into interest income on an effective yield adjusted for actual prepayment activity over the estimated life remaining of the securities as a yield adjustment. Additionally, two investment grade CRE collateralized debt obligation bonds with a total face value of $25.0 million and a discount of $13.4 million were reclassified from held-to-maturity to available-for-sale. We exchanged these two bonds in the retirement of a portion of our own junior subordinated notes in February 2010, and intend to hold the remaining bonds to maturity. See “Securities Available-For-Sale” above and Notes 4 and 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for a further description of these transactions.

Investment in equity affiliates increased $35.6 million to $64.9 million at December 31, 2009 compared to $29.3 million at December 31, 2008. In June 2008, we entered into an agreement to transfer our 16.67% interest in Prime Outlets Member, LLC (“POM”), in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. Upon closing this transaction in March 2009, we recorded an investment of approximately $56.0 million for the preferred and common operating partnership units. This was partially offset by $13.6 million of other-than-temporary impairments on equity investments in unconsolidated joint ventures, for the remaining amounts of the investments. These other-than-temporary impairments were recorded in loss from equity affiliates in our Consolidated Statements of Operations in the second and third quarters of 2009, respectively. In addition, in May 2009, we retired $7.4 million of common equity and corresponding trust preferred securities in connection with the restructuring of our junior subordinated notes, reducing our investment in these entities to $0.6 million at December 31, 2009. In August 2009, we exchanged our remaining 7.5% equity interest in Prime

Outlets at a value of approximately $10.7 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. and cash consideration. We received distributions of proceeds of $9.9 million, resulting in a net investment of $0.9 million in this unconsolidated joint venture as of September 30, 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details.

Real estate owned decreased $38.3 million to $8.2 million at December 31, 2009 compared to $46.5 million at December 31, 2008. In the second quarter of 2009, we foreclosed on a property secured by a $4.0 million bridge loan and as a result, we recorded $2.9 million on our balance sheet as real estate owned, at fair value and in the third quarter of 2009, we foreclosed on a property secured by a $9.9 million bridge loan and recorded $9.9 million on our consolidated balance sheet as real estate owned, at fair value. During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a reciever to operate one of our real estate owned investments and we are working to assist in the transfer of title to the first mortgage lender. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses for current and prior periods were reclassified to discontinued operations, as well as an impairment loss of $4.9 million was recorded. See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for a further description of these transactions.

Due from related party increased $12.3 million, to $15.2 million at December 31, 2009 and consisted of $7.0 of loan proceeds, which were repaid in the first quarter of 2010, $0.9 million of escrows due from ACM related to 2009 real estate asset transactions and $7.3 million reclassified from prepaid management fee — related party, related to the POM transaction which closed in 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by our manager prior to June 30, 2012. At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008, which was repaid in the second quarter of 2009. Refer to “Management Agreement” below for further details.

Prepaid management fee decreased $7.3 million, or 28%, to $19.0 million at December 31, 2009 compared to $26.3 million at December 31, 2008, due to the classification to due from related party of a $7.3 million advance made to ACM for the incentive management fee paid on $33.0 million of cash received in June 2008 from the agreement to transfer 16.67% of our 24.17% interest in POM, one of our equity affiliates. Upon the closing of this transaction, which occurred in March 2009, we exchanged our 16.67% interest in POM for approximately $37.0 million of preferred and common operating partnership units in another REIT. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the management fee is to be paid back. Refer to “Due from Related Party” above and Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details.

Other assets decreased $82.1 million, or 59% to $57.5 million at December 31, 2009 compared to $139.7 million at December 31, 2008. The decrease was primarily due to a $27.6 million decrease in collateral posted for a portion of our interest rate swaps whose value had increased and which includes $17.6 million in funded cash collateral from the termination of six swaps related to our restructured trust preferred securities and two other terminated interest rate swaps. The decrease was also due to a reduction of a $16.5 million third party member receivable in March 2009 in connection with the closing of the POM transaction, a $24.8 million decrease in interest receivable as a result of non-performing loans, loan repayments and paydowns, lower rates on refinanced and modified loans, lower LIBOR rates, and the effect of a decrease in LIBOR rates on a portion of our interest rate swaps, a $4.8 million reduction of margin calls related to other financing in 2008 and a $5.2 million decrease in the fair value of non-qualifying CDO basis swaps. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

Due to related party increased $1.0 million, to $2.0 million at December 31, 2009 and consisted of base management fees due to ACM, which will be remitted by us in 2010. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees and was repaid in the first quarter of 2009.

Other liabilities decreased $37.6 million, or 28%, to $97.0 million at December 31, 2009 compared to $134.6 million at December 31, 2008. The decrease was primarily due to a $48.9 million decrease in accrued interest payable primarily due to the increase in value of our interest rate swaps, as well as the termination of interest rate swaps, a reduction in LIBOR rates, the timing of reset dates and a decline in the outstanding balance of our financing facilities, net of a $20.5 million increase due to receiving a non-refundable deposit on the settlement of a bridge loan.

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

In July 2009, we issued Wachovia Bank, National Association one million warrants at an average strike price of $4.00 in connection with our amended and restructured debt facilities. 500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million using the Black-Scholes method and will be amortized into interest expense over the life of the agreement in our Consolidated Statement of Operations. Refer to “Notes Payable” below for further details.

In March 2009, we exchanged our 16.67% interest in POM for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. at a value of approximately $37.3 million. As a result, during the first quarter of 2009, we recorded a gain on exchange of profits interest of approximately $56.0 million and income attributable to noncontrolling interest of approximately $18.7 million related to the third party member’s portion of income recorded. In August 2009, we exchanged our remaining 7.5% equity interest in Prime at a value of approximately $9.0 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. As a result of this transaction, during the third quarter of 2009, we recorded income from equity affiliates of $10.7 million. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details.

In March 2009, we purchased from our manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. In 2009, ACM purchased these notes from third party investors for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction. In addition, during the first quarter of 2009, we purchased approximately $23.7 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $5.6 million and recorded a net gain on extinguishment of debt of $18.2 million and a reduction of outstanding debt totaling $23.7 million. Of the $23.7 million purchased, $8.8 million of the CDO notes were purchased from ACM for a price of $3.2 million. In 2008, ACM purchased these notes from third party investors for $3.2 million. During the second quarter of 2009, we purchased the remaining CDO notes from ACM for a price of $4.7 million and recorded a gain on extinguishment of debt of $6.5 million and a reduction of outstanding debt totaling $11.2 million. In 2008, ACM purchased these notes from third party investors for $5.0 million. During the third quarter of 2009, we purchased, at a discount, approximately $7.9 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $1.5 million from third party investors and recorded a net gain on extinguishment of debt of $6.3 million.

Comparison of Results of Operations for Year Ended 2009 and 2008

The following table sets forth our results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Increase/(Decrease)
	2009	2008	Amount	Percent

Interest income	$117,262,129	$204,135,097	$(86,872,968)	(43)%
Interest expense	80,102,075	108,656,702	(28,554,627)	(26)%

Net interest income	37,160,054	95,478,395	(58,318,341)	(61)%

Other revenue:
Property operating income	916,246	—	916,246	nm
Other income	809,808	82,329	727,479	nm

Total other revenue	1,726,054	82,329	1,643,725	nm

Other expenses:
Employee compensation and benefits	10,154,276	8,110,003	2,044,273	25%
Selling and administrative	10,505,013	8,197,368	2,307,645	28%
Property operating expenses	1,411,253	—	1,411,253	nm
Depreciation and amortization	94,819	—	94,819	nm
Other-than-temporary impairment	10,260,555	17,573,980	(7,313,425)	(42)%
Provision for loan losses	241,328,039	132,000,000	109,328,039	83%
Loss on restructured loans	57,579,561	—	57,579,561	nm
Management fee — related party	15,136,170	3,539,854	11,596,316	nm

Total other expenses	346,469,686	169,421,205	177,048,481	105%

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps, and loss from equity affiliates	(307,583,578)	(73,860,481)	(233,723,097)	nm
Gain on exchange of profits interest	55,988,411	—	55,988,411	nm
Gain on extinguishment of debt	54,080,118	—	54,080,118	nm
Loss on termination of swaps	(8,729,408)	—	(8,729,408)	nm
Loss from equity affiliates	(438,507)	(2,347,296)	1,908,789	(81)%

Net loss from continuing operations	(206,682,964)	(76,207,777)	(130,475,187)	171%

Loss on impairment of real estate held-for-sale	(4,898,295)	—	(4,898,295)	nm
Loss on operations of real estate held-for-sale	(377,042)	(582,294)	205,252	(35)%

Loss from discontinued operations	(5,275,337)	(582,294)	(4,693,043)	nm

Net loss	(211,958,301)	(76,790,071)	(135,168,230)	176%
Net income attributable to noncontrolling interest	18,672,855	4,439,773	14,233,082	nm

Net loss attributable to Arbor Realty Trust, Inc.	$(230,631,156)	$(81,229,844)	$(149,401,312)	184%

nm — not meaningful

Net Interest Income

Interest income decreased $86.9 million, or 43%, to $117.3 million in 2009 from $204.1 million in 2008. This decrease was primarily due to a 35% decrease in the average yield on assets from 7.80% in 2008 to 5.08% in 2009 combined with a 10% decrease in the average balance of our loans and investments from $2.5 billion for 2008 to $2.3 billion for 2009. The decrease in yield was the result of a decrease in the average LIBOR rate over the same period, along with the suspension of interest on our non-performing loans, and lower rates on refinanced and modified loans. The decrease in loans and investments was due to payoffs, paydowns and modifications. In addition, interest income from cash equivalents decreased $3.7 million to $0.7 million for 2009 compared to $4.4 million for 2008 as a result of decreased average cash balances, as well as decreases in interest rates from 2008 to 2009. Interest income in 2008 also includes $1.3 million of interest income from profits and equity interests from our investment in equity affiliates.

Interest expense decreased $28.6 million, or 26%, to $80.1 million in 2009 from $108.7 million in 2008. This decrease was primarily due to a 15% decrease in the average cost of these borrowings from 5.00% for 2008 to 4.27% for 2009 due to a reduction in the average LIBOR rate on the portion of our debt that was floating over the same period. In addition, there was a 13% decrease in the average balance of our debt facilities from $2.2 billion for 2008 to $1.9 billion for 2009 as a result of decreased leverage on our portfolio due to the reduction of certain outstanding indebtedness from repayment of loans, the transfer of assets to our CDO vehicles, which carry a lower cost of funds, and from available capital. The decrease was also due to $5.2 million of losses related to the recognition of mark-to-market adjustments on certain of our CDO basis swaps in 2009, compared to $4.6 million of gains recorded in 2008.

Other Revenue

Property operating income was $0.9 million in 2009. This was primarily due to the operation of two real estate investments recorded as real estate owned as of December 31, 2009. One of our real estate investments was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented.

Other income increased $0.7 million to $0.8 million in 2009 from $0.1 million in 2008. This is primarily due to excess proceeds received from the payoff of a defeased loan in the second quarter of 2009.

Other Expenses

Employee compensation and benefits expense increased $2.0 million, or 25%, to $10.2 million in 2009 from $8.1 million for in 2008. This increase was due to grants of restricted stock awards to employees and the acceleration of all previously unvested restricted stock in the second quarter of 2009. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.

Selling and administrative expense increased $2.3 million, or 28%, to $10.5 million in 2009 from $8.2 million in 2008. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director’s fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. This increase was primarily due to foreclosure fees associated with one of our properties incurred during 2009, as well as grants of restricted stock awards to directors and certain employees of our manager, ACM, and the acceleration of all previously unvested restricted stock. The increase was also due to an increase in general corporate legal expenses associated with the exchange of our debt restructurings in 2009.

Property operating expense was $1.4 million in 2009. This was primarily due to the operation of two real estate investments recorded as real estate owned as of December 31, 2009. One of our real estate investments was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented.

Depreciation and amortization expense was $0.1 million in 2009. This was primarily due to depreciation expense associated with consolidation of a hotel during 2009, which was recorded as real estate owned. One of our real estate investments was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented.

Other-than-temporary impairment charges of $10.3 million and $17.6 million in 2009 and 2008, respectively, represents the recognition of impairment to the fair market value of our available-for-sale securities at December 31, 2009 and 2008, respectively, that was considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. See Notes 4, 5 and 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details.

Provision for loan losses totaled $241.3 million for the year ended December 31, 2009, and $132.0 million for the year ended December 31, 2008. The provision recorded in 2009 related to 31 loans with an aggregate carrying value of $693.7 million, before reserves, that were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording the above mentioned provision for loan losses. The provision recorded in 2008 related to ten loans with an aggregate carrying value of $443.2 million, before reserves, that were impaired.

Loss on restructured loans of $57.6 million in 2009 represents losses incurred as a result of restructuring certain of our loans and investments and included $31.1 million for the write-down of four loans and investments, $23.8 million for the settlement of a bridge loan and $2.7 million for the settlement of a junior participation loan. There were no losses on restructured loans in 2008.

Management fees increased $11.6 million to $15.1 million in 2009 from $3.5 million in 2008. These amounts represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. Refer to “Contractual Commitments — Management Agreement” below for further details including information related to our amended management agreement with ACM. The amended management agreement also provides for “success-based” payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. The base management fee expense was $15.1 million in 2009, which included success-based payments for the trust preferred and Wachovia debt restructurings of $4.1 million in the third quarter of 2009 and a $3.0 million retroactive payment for 2008 costs in the second quarter of 2009, as compared to $3.5 million in 2008, in accordance with our management agreement with ACM, which was amended in August 2009. No incentive management fee was earned in 2009 or 2008.

Gain on exchange of profits interest of $56.0 million was due to the recognition of income attributable to the exchange of our POM profits interest in 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details on the POM transaction recorded in the first quarter of 2009. There were no gains on exchange of profits interest in 2008.

Gain on extinguishment of debt totaled $54.1 million for in 2009. During the year ended December 31, 2009, we purchased, at a discount, approximately $42.8 million of investment grade rated bonds originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a net gain on early extinguishment of debt of $39.1 million related to these transactions. Also, during the second quarter of 2009, we settled a bridge loan secured by a condominium project in New York City, as well as our debt for the loan resulting in a gain on early extinguishment of the debt of $15.0 million. There were no gains on extinguishment of debt in 2008.

Loss on termination of swaps of $8.7 million in 2009 resulted from the exchange of our outstanding trust preferred securities for newly issued unsecured junior subordinated notes in the second quarter of 2009. Refer to “Junior Subordinated Notes” below. In connection with the original issuance of the trust preferred securities, we had entered into various interest rate swap agreements. Due to the modified interest payment structure of the newly issued unsecured junior subordinated notes, the swaps were determined to no longer be effective or necessary and were subsequently terminated, resulting in a loss of $8.7 million. There were no losses on termination of swaps in 2008.

Loss from equity affiliates of $0.4 million in 2009 includes an $11.7 million impairment charge in the second quarter of 2009 and a $1.9 million impairment charge in the third quarter of 2009, on investments in an equity affiliates that were considered other-than-temporary. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges on investments in an equity affiliates in 2008. This was netted with income of $10.7 million from the August 2009 exchange of our remaining 7.5% equity interest in POM. We owned the 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. Loss from equity affiliates also includes $1.6 million of income recorded during 2009, which reflects a portion of the joint venture’s income from our Alpine Meadows equity investment, which had $2.3 million of losses in 2008, as well as income from our other joint ventures of $0.9 million. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT — taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT — taxable income and meet certain other requirements. As of December 31, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the years ended December 31, 2009 and 2008. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the years ended December 31, 2009 and 2008, we did not record any provision on income from these taxable REIT subsidiaries.

Loss from Discontinued Operations

During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate one of our real estate owned investments and we are working to assist in the transfer of title to the first mortgage lender. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.4 million and $0.6 million in 2009 and 2008, respectively, were reclassified to discontinued operations, as well as an impairment loss of $4.9 million to write down the investment to its fair value was recorded in the third quarter of 2009. See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest totaled $18.7 million in 2009 representing the portion of income allocated to the third party’s interest in a consolidated subsidiary, primarily the result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof. Net income attributable to noncontrolling interest totaled $4.4 million in 2008 representing the portion of our income allocated to our manager for their noncontrolling interest in our operating partnership as well as loss allocated to a third party’s interest in a consolidated subsidiary. There was no net income attributable to noncontrolling interest in our operating partnership in 2009. Our manager had a weighted average limited partnership interest of 15.3% for the six months ended June 30, 2008. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero.

Comparison of Results of Operations for Year Ended 2008 and 2007

The following table sets forth our results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Increase/(Decrease)
	2008	2007	Amount	Percent

Interest income	$204,135,097	$273,984,357	$(69,849,260)	(25)%
Interest expense	108,656,702	147,710,194	(39,053,492)	(26)%

Net interest income	95,478,395	126,274,163	(30,795,768)	(24)%

Other revenue:
Other income	82,329	39,503	42,826	108%

Total other revenue	82,329	39,503	42,826	108%

Other expenses:
Employee compensation and benefits	8,110,003	9,381,055	(1,271,052)	(14)%
Selling and administrative	8,197,368	5,593,175	2,604,193	47%
Other-than-temporary impairment	17,573,980	—	17,573,980	nm
Provision for loan losses	132,000,000	2,500,000	129,500,000	nm
Management fee — related party	3,539,854	25,004,975	(21,465,121)	(86)%

Total other expenses	169,421,205	42,479,205	126,942,000	nm

(Loss) income from continuing operations before (loss) income from equity affiliates and provision for income taxes	(73,860,481)	83,834,461	(157,694,942)	nm
(Loss) income from equity affiliates	(2,347,296)	34,573,594	(36,920,890)	nm
Provision for income taxes	—	(16,885,000)	16,885,000	nm

Net (loss) income from continuing operations	(76,207,777)	101,523,055	(177,730,832)	nm

Loss from discontinued operations	(582,294)	—	(582,294)	nm

Net (loss) income	(76,790,071)	101,523,055	(178,313,126)	nm
Net income attributable to noncontrolling interest	4,439,773	16,989,177	(12,549,404)	(74)%

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(81,229,844)	$84,533,878	$(165,763,722)	nm

nm — not meaningful

Net Interest Income

Interest income decreased $69.8 million, or 25%, to $204.1 million in 2008 from $274.0 million in 2007. This decrease was due in part to the recognition of $37.6 million of interest income from profits and equity interests from our investment in equity affiliates during 2007 as compared to $1.3 million in 2008.

Excluding these transactions, interest income decreased $33.5 million, or 14%, compared to the same period of the prior year. This was primarily due to a 16% decrease in the average yield on the assets from 9.34% in 2007 to 7.80% in 2008. This decrease in yield was the result of a decrease in the average LIBOR rate over the same period and a reduction in the yield on new originations compared to higher yielding loan payoffs from the same period in 2007. This was partially offset by a portion of our portfolio having LIBOR floors and fixed rates of interest. In addition, interest income from cash equivalents decreased $4.5 million to $4.4 million for 2008 compared to $8.9 million for 2007 as a result of decreased average restricted and unrestricted cash balances as well as lower interest rates.

Interest expense decreased $39.1 million, or 26%, to $108.7 million in 2008 from $147.7 million in 2007. This decrease was primarily due to a 26% decrease in the average cost of these borrowings from 6.76% for 2007 to 5.00% for 2008 due to a reduction in average LIBOR rate on the portion of our debt that was floating over the same period. This decrease was also due to $2.9 million in gains recorded in 2008 related to the recognition of mark-to-market adjustments on certain of our CDO basis swaps. In addition, there was a 1% decrease in the average balance of our debt facilities from the year ended December 31, 2007 as compared to the year ended December 31, 2008 as a result of decreased leverage on our portfolio due to the reduction of certain outstanding indebtedness from repayment of loans, the transfer of assets to our CDO vehicles which carry a lower cost of funds and from available capital.

Other Revenue

Other income increased $42,826, or 108%, to $82,329 in 2008 from $39,503 in 2007. This was primarily due to increased miscellaneous asset management fees on our loan and investment portfolio.

Other Expenses

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

Selling and administrative expense increased $2.6 million, or 47%, to $8.2 million in 2008 from $5.6 million in 2007. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, directors’ fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. The increase was primarily due to expenses related to the Prime Outlets transaction in 2008 and other increases in professional fees including general corporate legal expenses. This increase was also due to $0.4 million of losses recognized from the sales of two properties securing two bridge loans during 2008.

Other-than-temporary impairment charges of $17.6 million in 2008 primarily represents the recognition of a $16.2 million impairment that was considered other-than-temporary relating to the fair market value of our available-for-sale securities at December 31, 2008. Prior to September 30, 2008, changes in the fair market value of our available-for-sale securities were considered unrealized gains or losses and were recorded as a component of other comprehensive income or loss. Other-than-temporary impairment charges in 2008 also included $1.4 million for the recognition of an impairment that was considered other-than-temporary relating to one of our securities held-to-maturity, which was subsequently reclassified as available-for-sale at December 31, 2009. These securities represent common stock and a CDO bond security, both issued by Realty Finance Corporation, formerly CBRE, another commercial REIT. There were no other-than-temporary impairment charges in 2007.

Provision for loan losses totaled $132.0 million for the year ended December 31, 2008, and $2.5 million for the year ended December 31, 2007. The provision recorded in 2008 related to ten loans with an aggregate carrying value of $443.2 million, before reserves, became impaired. We performed quarterly evaluations of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loan, resulting in us recording the above mentioned provision for loan losses. The provision recorded in 2007 related to two loans with an aggregate carrying value of $58.5 million, before reserves, that were impaired.

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

Loss from equity affiliates totaled $2.3 million in 2008. Income from two of our investments in equity affiliates totaled $34.6 million for 2007. The $2.3 million of loss recorded during 2008 reflects a portion of the joint venture’s losses from a $10.2 million equity investment, partially offset by $0.7 million in income from two of our other investments. The $34.6 million of income recorded in 2007 consisted of $29.6 million in gains recognized on the sale of properties within one of our equity affiliates and $5.0 million of income from excess proceeds received from the sale and refinancing of certain properties in the portfolio of another of our investments in equity affiliates.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT — taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT — taxable income and meet certain other requirements. As of December 31, 2008 and 2007, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for years ended December 31, 2008 and 2007. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the year ended December 31, 2007, we recorded a $16.9 million provision on income from these taxable REIT subsidiaries. No such provision was recognized for the year ended December 31, 2008. The provision for the year ended December 31, 2007 resulted from $38.3 million of pretax income from our taxable REIT subsidiaries.

Loss from Discontinued Operations

During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate one of our real estate owned investments and we are working to assist in the transfer of title to the first mortgage lender. As a result, this investment was reclassified from real estate owned to real estate held-for-sale and property operating income and expenses, which netted to a loss of $0.6 million in 2008, were reclassified to discontinued operations. There were no property operating income and expenses in 2007.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest decreased by $12.5 million, or 74%, to $4.4 million in 2008 from $17.0 million in 2007. These amounts represent the portion of our income allocated to our manager as well as a third party’s interest in a consolidated subsidiary which holds a note payable that is accruing interest expense. This decrease was primarily due to a decrease in our manager’s limited partnership interest in us. Our manager had a weighted average limited partnership interest of 7.6% in our operating partnership in 2008 compared to 16.6% in 2007. In June 2008, our manager exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager’s operating partnership ownership interest percentage was reduced to zero at June 30, 2008. This decrease was also due to a 43% decrease in the average income before noncontrolling interest reduced by the provision for income taxes for the first two quarters of 2008 as compared to all four quarters of 2007. 2008 included a loss allocated to noncontrolling interest of $0.3 million representing a third party member’s share of a $1.0 million distribution received from a profits interest. In addition, 2008 also included a gain allocated to noncontrolling interest of $0.3 million representing the portion of loss allocated to the third party’s interest in a consolidated subsidiary, which holds a note payable that is accruing interest expense. This note payable is related to the POM transaction discussed in Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof.

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

Current conditions in the capital and credit markets have made certain forms of financing less attractive and, in certain cases, less available, therefore we will continue to rely on cash flows provided by operating and investing activities for working capital.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT — taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements. In December 2008, the IRS issued “Revenue Procedure 2008-68” that allows listed REITs to offer shareholders elective stock dividends, which are paid in a combination of cash and common stock with at least 10% of the total distribution paid in cash, to satisfy future dividend requirements.

Equity Offerings

Our authorized capital provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share.

In March 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933 (the “1933 Act”) with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.

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

At December 31, 2009, we had $425.3 million available under the shelf registration described above and 25,387,410 shares outstanding.

Debt Facilities

We also currently maintain liquidity through a term credit agreement, which has a revolving component, two master repurchase agreements, one working capital facility, one note payable and three junior loan participations with five different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and 13 separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of December 31, 2009, these facilities had an aggregate capacity of $1.8 billion and borrowings were approximately $1.7 billion.

The following is a summary of our debt facilities as of December 31, 2009:

	At December 31, 2009
		Debt		Maturity
Debt Facilities	Commitment	Carrying Value	Available	Dates

Repurchase agreements. Interest is variable based on pricing over LIBOR	$2,657,332	$2,657,332	$—	2010
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,113,815,185	1,100,515,185	13,300,000	2011 - 2013
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR(1)	259,487,421	259,487,421	—	2034 - 2037
Notes payable. Interest is variable based on pricing over LIBOR(2)	410,490,201	375,219,206	35,270,995	2010 - 2016

	$1,786,450,139	$1,737,879,144	$48,570,995

(1)	Represents a total face amount of $290.0 million less a total deferred amount of $30.5 million.

(2)	In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as discussed below.

These debt facilities are described in further detail in Note 8 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof.

Repurchase Agreements

Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs. At December 31, 2009, the aggregate outstanding balance under these facilities was $2.7 million.

We had a $200.0 million repurchase agreement with a financial institution that expired in 2009 and had interest at pricing over LIBOR, varying on the type of asset financed. In June 2009, this facility, with approximately $37.0 million outstanding, was satisfied at a discount for $22.0 million resulting in a $15.0 million gain on extinguishment of debt. In connection with this transaction, we sold a bridge loan financed in this facility with a carrying value of $47.0 million, at a discount, for approximately $23.2 million and recorded a loss on restructuring of $23.8 million. The proceeds were used to satisfy the $22.0 million cash payment.

We have a repurchase agreement with a second financial institution that bears interest at 250 basis points over LIBOR and had a term expiring in June 2009. In June 2009, we amended this facility extending the maturity to June 2010, with a one year extension option. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount to $2.4 million reflecting the one asset currently financed in this facility. During the year ended December 31, 2009, we paid down approximately $13.1 million of this facility. At December 31, 2009, the outstanding balance under this facility was $2.4 million with a current weighted average note rate of 2.77%.

We have an uncommitted master repurchase agreement with a third financial institution, effective April 2008, entered into for the purpose of financing our CRE CDO bond securities. The agreement has a term expiring in May

2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During the year ended December 31, 2009, we paid down approximately $1.3 million of this facility, due to a decrease in values associated with a change in market interest rate spreads and an additional $6.7 million of principal. At December 31, 2009, the outstanding balance under this facility was $0.2 million with a current weighted average note rate of 1.52%. In January 2010, the facility was repaid in full.

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

During the year ended December 31, 2009, we purchased, at a discount, approximately $42.8 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $11.8 million. We recorded a net gain on extinguishment of debt of $31.0 million and a reduction of outstanding debt totaling $42.8 million from these transactions in our 2009 financial statements.

In the first quarter of 2010, we purchased, at a discount, approximately $4.5 million of investment grade rated notes originally issued by our CDO I issuing entity for a price of $1.6 million, $7.9 million of investment grade rated notes originally issued by our CDO II issuing entity for a price of $1.6 million and $7.0 million originally issued by our CDO III issuing entity for a price of $1.4 million from third party investors. We will record a net gain on extinguishment of debt of $14.9 million from these transactions in our 2010 Consolidated Statements of Operations.

In February 2010, we re-issued the CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, in exchange for the retirement of $114.1 million of our junior subordinated notes. See “Junior Subordinated Notes” below.

At December 31, 2009, the outstanding note balance under CDO I, CDO II and CDO III was $254.1 million, $329.5 million and $516.9 million, respectively.

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

Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. We were in compliance with all such covenants as of December 31, 2009. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the ability to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs. However, we may not have sufficient liquidity available to do so at such time. The chart below is a summary of our CDO compliance tests as of the most recent distribution date:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization(1)
Current	194.40%	177.72%	111.28%
Limit	184.00%	169.50%	105.60%
Pass/Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	653.93%	575.81%	686.74%
Limit	160.00%	147.30%	105.60%
Pass/Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

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

The junior subordinated notes are unsecured, have a maturity of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, we had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above. As a result, in 2009, we recorded a loss of $8.7 million, which was recorded to loss on termination of swaps on our Consolidated Statement of Operations. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

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

In February 2010, we retired $114.1 million of our junior subordinated notes, with a carrying value of $102.1 million, in exchange for the re-issuance of our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash. In the first quarter of 2010, this transaction is expected to result in recording $65.3 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $23.0 million represents the estimated interest due on the bonds through their maturity, a reduction to securities available-for-sale of $0.4 million representing the fair value of CDO bonds of other issuers, and a gain on extinguishment of debt of approximately $26.0 million.

At December 31, 2009, the aggregate carrying value under these facilities was $259.5 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructure, the effective rate was 3.96% at December 31, 2009.

Notes Payable

At December 31, 2009, notes payable consisted of a term credit agreement with a revolving credit component, a working capital facility, a note payable and three junior loan participations, and the aggregate outstanding balance under these facilities was $375.2 million.

In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as follows:

•	The term revolving credit agreement with an outstanding balance of $64.0 million was combined into the term debt facility with an outstanding balance of $237.7 million, along with a portion of the term debt facility with an outstanding balance of $30.3 million, and $15.3 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 million. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with an outstanding balance of $316.7 million at the time of the agreement, which contains a revolving component with $35.3 million of availability, and one working capital facility with an outstanding balance of $57.2 million at the time of the agreement.

•	The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012.

•	The term loan facility requires a $48.1 million reduction over the three-year term, with approximately $8.0 million in reductions due every six months beginning in December 2009.

•	Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets.

•	The working capital facility requires quarterly amortization of up to $3.0 million per quarter, $1.0 million per CDO, only if both (a) the CDO is cash flowing to us and (b) we have a minimum quarterly liquidity level of $27.5 million.

•	Interest rate of LIBOR plus 350 basis points for the term loan facility, compared to LIBOR plus approximately 200 basis points previously and LIBOR plus 800 basis points for the working capital facility, compared to LIBOR plus 500 basis points previously. We have also agreed to pay a commitment fee of 1.00% payable over 3 years.

•	We issued Wachovia one million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015.

•	Annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. We will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and we maintain $35.0 million of minimum liquidity.

•	Our CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of us for the term of the facilities.

In addition, the financial covenants have been reduced to the following (see “Restrictive Covenants” section below for further details):

•	Minimum quarterly liquidity of $7.5 million in cash and cash equivalents.

•	Minimum quarterly GAAP net worth of $150.0 million.

•	Ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.

As a result of the above mentioned amendment, at December 31, 2009, we have one term credit agreement with Wachovia, which contains a revolving component with $35.3 million of availability. The facility has a commitment period of three years to July 2012, bears an interest rate of LIBOR plus 350 basis points and margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. During the six months ended December 31, 2009, we made net paydowns to the facility of $47.4 million, reducing the $48.1 million balance reduction requirements to $0.7 million and satisfying the balance reduction requirements until June 2012. The outstanding balance under this facility was $269.3 million at December 31, 2009, with a current weighted average note rate of 4.38%.

We have a working capital facility with Wachovia with a maturity of June 2012 and an interest rate of LIBOR plus 800 basis points. At December 31, 2009, the outstanding balance under this facility was $49.5 million with a current weighted average note rate of 8.35%.

We had a $70.0 million bridge loan warehousing credit agreement with a financial institution, with a maturity date of October 2009, to provide financing for bridge loans. In May 2009, we amended this facility, extending the maturity to May 2010 with a one year extension option and reducing the committed amount to $13.5 million. This agreement bore a rate of interest, payable monthly, based on one month LIBOR plus 3.75%. In July 2009, the facility was repaid in full.

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

We have three junior loan participations with a total outstanding balance at December 31, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans.

In 2010, we entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo Bank, National Association, to retire all of our $335.6 million of then outstanding debt for $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility, representing the outstanding balances in each facility at the time the parties began to negotiate the agreement. The agreement can be closed at any time on or before May 31, 2010 and also has two consecutive 45 day extension options which would extend the payoff date to August 27, 2010. The agreement provides the ability to apply paydowns in the Wachovia facilities against the discounted payoff amount during the term of the agreement and accordingly, we have made payments of $62.3 million towards the initial discounted payoff amount, leaving $113.9 million payable to Wachovia to close this agreement. The closing of this transaction is subject to certain closing conditions and our ability to obtain the necessary capital. We can make no assurances that we will be able to access sufficient capital under acceptable terms and conditions. In addition, we have obtained a waiver of our minimum tangible net worth covenant, as well as our minimum ratio of total liabilities to tangible net worth covenant, from this financial institution for December 31, 2009 through the extended payoff date of August 27, 2010. We have also obtained temporary amendments thereafter until December 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1. See “Restrictive Covenants” below for further details

Mortgage Note Payable —	Held-For-Sale

During the second quarter of 2008, we recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in the third quarter of 2009. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and the outstanding balance of this mortgage was $41.4 million at December 31, 2009.

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

Restrictive Covenants

Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to pledge more collateral, or repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on the assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern. Violations of these covenants may also result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. Additionally, to the extent that we were to realize additional losses relating to our loans and investments, it would put additional pressure on our ability to continue to meet these covenants. We were in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum tangible net worth requirement with Wachovia at December 31, 2009. Our tangible net worth was $98.6 million at December 31, 2009 and we were required to maintain a minimum tangible net worth of $150.0 million with this financial institution. We have obtained a waiver of this covenant, as well as the minimum ratio of total liabilities to tangible net worth covenant, from this financial institution for December 31, 2009 and through an extended payoff date of August 27, 2010, in conjunction with amendments to our credit facilities. We have also obtained temporary amendments thereafter until December 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1.

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

Contractual Commitments

As of December 31, 2009, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Notes payable	$1,300	$5,000	$318,761	$—	$—	$50,158	$375,219
Collateralized debt obligations(2)	96,202	75,686	366,627	217,416	206,481	138,103	1,100,515
Repurchase agreements	2,657	—	—	—	—	—	2,657
Junior subordinated notes(3)	—	—	—	—	—	289,958	289,958
Mortgage note payable — held-for-sale	—	—	41,440	—	—	—	41,440
Outstanding unfunded commitments(4)	47,909	15,644	1,269	436	436	348	66,042

Totals	$148,068	$96,330	$728,097	$217,852	$206,917	$478,567	$1,875,831

(1)	Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $49.1 million in 2010, $44.7 million in 2011, $41.0 million in 2012, $25.2 million in 2013, $20.3 million in 2014 and $190.5 million thereafter based on current LIBOR rates.

(2)	Comprised of $254.1 million of CDO I debt, $329.5 million of CDO II debt and $516.9 million of CDO III debt with an estimated weighted average remaining maturity of 2.08, 3.35 and 3.15 years, respectively, as of December 31, 2009. In 2009, we purchased, at a discount, approximately $42.8 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $42.8 million. In the first quarter of 2010, we purchased, at a discount, approximately $19.4 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $19.4 million. In February 2010, we re-issued the CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion of our junior subordinated notes.

(3)	Represents the face amount due upon maturity. The carrying value is $259.3 million, which is net of a deferred amount of $30.5 million. In 2009, we repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by our issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million. In February 2010, we retired $114.1 million of our junior subordinated notes in exchange for the re-issuance of certain of our own CDO bonds, as well as other assets.

(4)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $66.0 million as of December 31, 2009, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $66.0 million outstanding balance at December 31, 2009, our restricted cash balance and CDO III revolver capacity contained approximately $15.2 million of cash and $13.3 million of capacity available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Off-Balance-Sheet Arrangements

At December 31, 2009, we did not have any off-balance-sheet arrangements.

Management Agreement

On August 6, 2009, we amended our management agreement with ACM. The amendment was negotiated by a special committee of our Board of Directors, consisting solely of independent directors and approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The agreement includes the following new terms, effective as of January 1, 2009:

•	The existing base management fee structure, which is calculated as a percentage of our equity, was replaced with an arrangement whereby we will reimburse the manager for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and we estimated the 2009 base management fee would be in the range of $8.0 million to $8.5 million. The 2010 base management fee is estimated to be in the same range. Concurrent with this change, all future origination fees on investments will be retained by us, whereas under the prior agreement, origination fees up to 1% of the loan were retained by ACM. In addition, we made a $3.0 million payment to the manager in consideration of expenses incurred by the manager in 2008 in managing our business and certain other services. These changes were accounted for prospectively as a change in accounting estimate.

•	The percentage hurdle for the incentive fee will be applied on a per share basis to the greater of $10.00 and the average gross proceeds per share, whereas the previous management agreement provided for such percentage hurdle to be applied only to the average gross proceeds per share. In addition, only 60% of any loan loss and other reserve recoveries will be eligible to be included in the incentive fee calculation, which will be spread over a three year period, whereas the previous management agreement did not limit the inclusion of such recoveries in the incentive fee calculation.

•	The amended management agreement allows us to consider, from time to time, the payment of additional fees to the manager for accomplishing certain specified corporate objectives. In accordance with the agreement, “success-based” payments were paid for the trust preferred and Wachovia debt restructurings totaling $4.1 million in the third quarter of 2009.

•	The amended management agreement modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed.

•	The amended management agreement will remain in effect until December 31, 2010, and will be renewed automatically for successive one-year terms thereafter.

For performing services under the management agreement, we previously paid ACM an annual base management fee payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of the equity up to $400 million, 0.625% per annum of the equity from $400 million to $800 million and 0.50% per annum of the equity in excess of $800 million. For purposes of calculating the base management fee, equity equaled the month end value computed in accordance with GAAP of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income. With respect to all loans and investments originated during the term of the management agreement, we had also agreed to pay ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.

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

We incurred $15.1 million, or $0.60 per basic and diluted common share, of base management fees for services rendered in 2009. The $15.1 million consisted of $8.0 million in budgeted base management fees, a $3.0 million retroactive payment for 2008 costs, and the new fee structure also provides for “success-based” payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee, thus the third quarter of 2009 base management fee included “success-based” payments for the trust preferred and Wachovia debt restructurings totaling $4.1 million. We incurred $3.5 million and $3.2 million of base management fees for services rendered in 2008 and 2007, respectively.

In 2009, ACM did not earn an incentive compensation fee. In 2008, ACM did not earn an incentive compensation fee and the overpayment of the incentive fee for the trailing twelve months in the amount of $2.9 million, of which $1.4 million was paid in 116,680 shares of common stock and $1.5 million paid in cash, was recorded and included in due from related party. In June, 2009, ACM repaid the $2.9 million in accordance with the amended management agreement described above. In addition, we recorded a $7.3 million deferred management fee recorded in the second quarter of 2008 related to the incentive compensation fee recognized from the monetization of the POM transaction in June 2008, which subsequently closed in the second quarter of 2009. In 2008, the $7.3 million deferred incentive compensation fee was paid in 355,903 shares of common stock and $4.1 million paid in cash, and was reclassified to prepaid management fees. In accordance with the amended management agreement, installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year and any overpayments are required to be repaid in accordance with the management agreement. Since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by our manager prior to June 30, 2012. See Note 6 and Note 17 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details.

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

The incentive compensation is accrued as it is earned. The expense incurred for incentive compensation paid in common stock is determined using the valuation method described above and the quoted market price of our common stock on the last day of each quarter. At December 31 of each year, we remeasure the incentive compensation paid to our manager in the form of common stock in accordance with current accounting guidance, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, the expense recorded for such common stock is adjusted to reflect the fair value of the common stock on the measurement date when the final calculation of the annual incentive compensation is determined. In the event that the annual incentive compensation calculated as of the measurement date is less than the four quarterly installments of the annual incentive compensation paid in advance, our manager will refund the amount of such overpayment in cash and we would record a negative incentive compensation expense in the quarter when such overpayment is determined.

Origination Fees:  Origination fees paid by borrowers for loans or investments made by us, less any payments to unaffiliated third party brokers or other unaffiliated third party costs in connection with the origination of these investments, would be retained by us or otherwise reduce the base management fee installment for that month.

Term and Termination.  The amended management agreement has an initial term up to December 31, 2010 and is renewable automatically for an additional one year period every year thereafter, unless terminated with six months’ prior written notice. If we terminate or elect not to renew the management agreement without cause, we are required to pay a termination fee of $10.0 million.

Inflation

Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, the significant decline in interest rates during the latter part of 2007, 2008 and 2009 triggered LIBOR floors on certain of our variable rate interest-earning assets. This resulted in an increase in interest rate spreads as the rates we pay on variable rate interest-bearing liabilities declined at a greater pace than the rates we earned on our variable rate interest-earning assets. Additionally, we have various fixed rate loans in our portfolio which are financed with variable rate LIBOR borrowings. In connection with these loans, we have entered into various interest swaps to hedge our exposure to the interest rate risk on our variable rate LIBOR borrowings as it relates to certain fixed rate loans in our portfolio. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be affected. See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk.”

Related Party Transactions

Due from related party was $15.2 million at December 31, 2009 and consisted of $7.0 million for a loan paydown received by ACM in December 2009, which was repaid in the first quarter of 2010, $0.9 million of escrows due from ACM related to 2009 real estate asset transactions and $7.3 million reclassified from prepaid management fee — related party, related to the POM transaction which closed in 2009. See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for further details. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by our manager prior to June 30, 2012. At December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008, which was repaid in the second quarter of 2009. Refer to the section “Management Agreement” above for further details.

Due to related party was $2.0 million at December 31, 2009 and consisted primarily of base management fees due to ACM, which will be remitted by us in 2010. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees that were remitted by us in February 2009.

During 2009, we purchased from ACM, approximately $20.0 million of investment grade rated bonds originally issued by two of our three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $9.1 million and recorded a net gain on early extinguishment of debt of $20.3 million. ACM had purchased the CDO notes from third party investors for $8.2 million in 2008, and the junior subordinated notes from third party investors for $1.3 million in 2009.

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

At December 31, 2006, we had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. We provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of our directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from the original loan for the year ended December 31, 2007 was approximately $0.1 million.

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

We and our operating partnership have entered into a management agreement with ACM, as amended in August 2009, pursuant to which ACM has agreed to provide us with structured finance investment opportunities and loan servicing as well as other services necessary to operate our business. As discussed above in “Contractual Commitments — Management Agreement,” we have agreed to pay our manager a base management fee monthly, based on an annual budget, and an incentive management fee when earned.

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

We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in our manager.

We and our operating partnership have also entered into a services agreement with ACM pursuant to which our asset management group provides asset management services to ACM. In the event the services provided by our asset management group pursuant to the agreement exceed by more than 15% per quarter the level of activity anticipated by our board of directors, we will negotiate in good faith with our manager an adjustment to our manager’s base management fee under the management agreement, to reflect the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group. See “Management Agreement” above.

Funds from Operations

We are presenting funds from operations (“FFO”) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs). The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to Arbor Realty Trust, Inc. (computed in accordance with generally accepted accounting principles in the United States (“GAAP”)), excluding gains (losses) from sales of depreciated real properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO. To date, we have not sold any previously depreciated operating properties, which would be excluded from the FFO calculation. In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the Year Ended December 31,
	2009	2008	2007

Net (loss) income attributable to Arbor Realty Trust Inc., GAAP basis	$(230,631,156)	$(81,229,844)	$84,533,877
Add:
Noncontrolling interest in operating partnership	—	—	16,989,177
Depreciation — real estate owned and held-for-sale	755,704	751,859	—
Depreciation — investment in equity affiliates	419,923	1,193,507	—

Funds from operations (“FFO”)	$(229,455,529)	$(79,284,478)	$101,523,054

Diluted FFO per common share	$(9.06)	$(3.46)	$4.44

Diluted weighted average shares outstanding	25,313,574	22,916,648	22,870,159

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One month LIBOR approximated 0.25% at December 31, 2009 and 0.5% at December 31, 2008.

Based on our loans, securities held-to-maturity and liabilities as of December 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.1 million. This is primarily due to various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities held-to-maturity and liabilities as of December 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.1 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.

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

In connection with our CDOs described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we entered into interest rate swap agreements to hedge the exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor’s return being paid based on a three-month LIBOR index while the assets contributed to the CDOs are yielding interest based on a one-month LIBOR index. As of December 31, 2009 and 2008, we had nine and ten of these interest rate swap agreements outstanding that have combined notional values of $1.1 billion and $1.3 billion, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point and 50 basis point increase in forward interest rates as of December 31, 2009 and 2008, respectively, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 25 basis point and 50 basis point decrease in forward interest rates as of December 31, 2009 and 2008, respectively, the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.

As of December 31, 2009, we had 34 interest rate swap agreements outstanding that have a combined notional value of $708.2 million. As of December 31, 2008 we had 33 interest rate swap agreements outstanding with a combined notional value of $689.9 million to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point and 50 basis point increase in forward interest rates as of December 31, 2009 and 2008, respectively, the fair market value of these interest rate swaps would have increased by approximately $6.1 million and $15.7 million, respectively. If there were a 25 basis point and 50 basis point decrease in forward interest rates as of December 31, 2009 and 2008, respectively, the fair market value of these interest rate swaps would have decreased by approximately $6.0 million and $16.2 million, respectively.

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

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps has declined substantially. As a result, at December 31, 2009 and 2008, we funded approximately $18.9 million and $46.5 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company retrospectively changed its method of accounting for noncontrolling interests in consolidated entity due to the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 8, 2010

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS:
Cash and cash equivalents	$64,624,275	$832,041
Restricted cash	27,935,470	93,219,133
Loans and investments, net	1,700,774,288	2,181,683,619
Available-for-sale securities, at fair value	488,184	529,104
Securities held-to-maturity, net	60,562,808	58,244,348
Investment in equity affiliates	64,910,949	29,310,953
Real estate owned, net	8,205,510	46,478,994
Real estate held-for-sale, net	41,440,000	—
Due from related party	15,240,255	2,933,344
Prepaid management fee — related party	19,047,949	26,340,397
Other assets	57,545,084	139,664,556

Total assets	$2,060,774,772	$2,579,236,489

LIABILITIES AND EQUITY:
Repurchase agreements	$2,657,332	$60,727,789
Collateralized debt obligations	1,100,515,185	1,152,289,000
Junior subordinated notes to subsidiary trust issuing preferred securities	259,487,421	276,055,000
Notes payable	375,219,206	518,435,437
Note payable — related party	—	4,200,000
Mortgage note payable — held-for-sale	41,440,000	41,440,000
Due to related party	1,997,629	993,192
Due to borrowers	6,676,544	32,330,603
Deferred revenue	77,123,133	77,123,133
Other liabilities	97,024,352	134,647,667

Total liabilities	1,962,140,802	2,298,241,821

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,666,810 shares issued, 25,387,410 shares outstanding at December 31, 2009 and 25,421,810 shares issued, 25,142,410 shares outstanding at December 31, 2008	256,668	254,218
Additional paid-in capital	450,376,782	447,321,186
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
Accumulated deficit	(293,585,378)	(62,939,722)
Accumulated other comprehensive loss	(53,331,105)	(96,606,672)

Total Arbor Realty Trust, Inc. stockholders’ equity	96,693,606	281,005,649

Noncontrolling interest in consolidated entity	1,940,364	(10,981)

Total equity	98,633,970	280,994,668

Total liabilities and equity	$2,060,774,772	$2,579,236,489

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2009	2008	2007

Interest income	$117,262,129	$204,135,097	$273,984,357
Interest expense	80,102,075	108,656,702	147,710,194

Net interest income	37,160,054	95,478,395	126,274,163

Other revenue:
Property operating income	916,246	—	—
Other income	809,808	82,329	39,503

Total other revenue	1,726,054	82,329	39,503

Other expenses:
Employee compensation and benefits	10,154,276	8,110,003	9,381,055
Selling and administrative	10,505,013	8,197,368	5,593,175
Property operating expenses	1,411,253	—	—
Depreciation and amortization	94,819	—	—
Other-than-temporary impairment	10,260,555	17,573,980	—
Provision for loan losses	241,328,039	132,000,000	2,500,000
Loss on restructured loans	57,579,561	—	—
Management fee — related party	15,136,170	3,539,854	25,004,975

Total other expenses	346,469,686	169,421,205	42,479,205

(Loss) income from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps, (loss) income from equity affiliates and provision for income taxes	(307,583,578)	(73,860,481)	83,834,461
Gain on exchange of profits interest	55,988,411	—	—
Gain on extinguishment of debt	54,080,118	—	—
Loss on termination of swaps	(8,729,408)	—	—
(Loss) income from equity affiliates	(438,507)	(2,347,296)	34,573,594
Provision for income taxes	—	—	(16,885,000)

Net (loss) income from continuing operations	(206,682,964)	(76,207,777)	101,523,055

Loss on impairment of real estate held-for-sale	(4,898,295)	—	—
Loss on operations of real estate held-for-sale	(377,042)	(582,294)	—

Loss from discontinued operations	(5,275,337)	(582,294)	—

Net (loss) income	(211,958,301)	(76,790,071)	101,523,055
Net income attributable to noncontrolling interest	18,672,855	4,439,773	16,989,177

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(230,631,156)	$(81,229,844)	$84,533,878

Basic (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(8.90)	$(3.52)	$4.44
Loss from discontinued operations	(0.21)	(0.02)	—

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(9.11)	$(3.54)	$4.44

Diluted (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(8.90)	$(3.52)	$4.44
Loss from discontinued operations	(0.21)	(0.02)	—

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(9.11)	$(3.54)	$4.44

Dividends declared per common share	$—	$2.10	$2.46

Weighted average number of shares of common stock outstanding:
Basic	25,313,574	22,916,648	19,022,616

Diluted	25,313,574	22,916,648	22,870,159

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

											Total Arbor
			Preferred						(Accumulated	Accumulated	Realty
		Preferred	Stock	Common	Common	Additional	Treasury		Deficit)/	Other	Trust, Inc.	Non-
	Comprehensive	Stock	Par	Stock	Stock	Paid-in	Stock	Treasury	Retained	Comprehensive	Stockholders’	controlling
	Income/(Loss)	Shares	Value	Shares	Par Value	Capital	Shares	Stock	Earnings	Income/(Loss)	Equity	Interest	Total

Balance-December 31, 2006		3,776,069	$37,761	17,388,770	$173,888	$273,037,744	(279,400)	$(7,023,361)	$27,732,489	$2,152,556	$296,111,077	$65,468,252	$361,579,329
Issuance of common stock				2,700,000	27,000	73,599,068					73,626,068		73,626,068
Issuance of common stock for management incentive fee				590,864	5,909	15,971,516					15,977,425		15,977,425
Deferred compensation				119,101	1,190	(1,190)					—		—
Stock-based compensation						2,454,957					2,454,957		2,454,957
Distributions — common stock									(46,585,916)		(46,585,916)		(46,585,916)
Distributions — preferred stock of private REIT									(14,500)		(14,500)		(14,500)
Adjustment to noncontrolling interest from decreased ownership in ARLP						314,041					314,041	(314,041)	—
Net income	$101,523,055								84,533,878		84,533,878	16,989,177	101,523,055
Distribution to noncontrolling interest												(9,289,130)	(9,289,130)
Net unrealized loss on securities available-for-sale	(1,018,841)									(1,018,841)	(1,018,841)		(1,018,841)
Reclass adjustment of net loss on securities available-for-sale realized in net income	98,376									98,376	98,376		98,376
Unrealized loss on derivative financial instruments	(27,847,260)									(27,847,260)	(27,847,260)		(27,847,260)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	(2,386,220)									(2,386,220)	(2,386,220)		(2,386,220)

Balance-December 31, 2007	$70,369,110	3,776,069	$37,761	20,798,735	$207,987	$365,376,136	(279,400)	$(7,023,361)	$65,665,951	$(29,001,389)	$395,263,085	$72,854,258	$468,117,343
Issuance of common stock for management incentive fee				559,354	5,594	5,970,661					5,976,255		5,976,255
Redemption of operating partnership units for common stock		(3,776,069)	(37,761)	3,776,069	37,761	72,622,686					72,622,686	(72,622,686)	—
Deferred compensation				300,740	3,007	(3,007)					—		—
Forfeiture of unvested restricted stock				(13,088)	(131)	131					—		—
Stock-based compensation						3,354,579					3,354,579		3,354,579
Distributions — common stock									(47,361,290)		(47,361,290)		(47,361,290)
Distributions — preferred stock of private REIT									(14,539)		(14,539)		(14,539)
Net (loss) income	$(76,790,071)								(81,229,844)		(81,229,844)	4,439,773	(76,790,071)
Distribution to noncontrolling interest												(4,682,326)	(4,682,326)
Reclass adjustment of unrealized net loss on securities available-for-sale realized in net loss	1,018,841									1,018,841	1,018,841		1,018,841
Unrealized loss on derivative financial instruments	(81,206,105)									(81,206,105)	(81,206,105)		(81,206,105)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	12,581,981									12,581,981	12,581,981		12,581,981

Balance-December 31, 2008	$(144,395,354)	—	$—	25,421,810	$254,218	$447,321,186	(279,400)	$(7,023,361)	$(62,939,722)	$(96,606,672)	$281,005,649	$(10,981)	$280,994,668
Stock-based compensation				245,000	2,450	2,412,346					2,414,796		2,414,796
Issuance of warrants in conjunction with debt restructuring						643,250					643,250		643,250
Distributions — preferred stock of private REIT									(14,500)		(14,500)		(14,500)
Net (loss) income	$(211,958,301)								(230,631,156)		(230,631,156)	18,672,855	(211,958,301)
Distribution to noncontrolling interest												(16,721,510)	(16,721,510)
Unrealized gain on derivative financial instruments	4,929,124									4,929,124	4,929,124		4,929,124
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	38,346,443									38,346,443	38,346,443		38,346,443

Balance-December 31, 2009	$(168,682,734)	—	$—	25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(293,585,378)	$(53,331,105)	$96,693,606	$1,940,364	$98,633,970

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007

Operating activities:
Net (loss) income	$(211,958,301)	$(76,790,071)	$101,523,055
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	755,703	751,859	—
Stock-based compensation	2,414,796	3,047,479	2,454,957
Other-than-temporary impairment	10,260,555	17,573,980	—
Gain on exchange of profits interest	(55,988,411)	—	—
Gain on extinguishment of debt	(54,080,118)	—	—
Provision for loan losses	241,328,039	132,000,000	2,500,000
Loss on restructured loans	57,579,561	—	—
Loss on termination of swaps	8,729,408	—	—
Loss on impairment of real estate held-for-sale	4,898,295	—	—
Amortization and accretion of interest and fees	6,147,222	(1,180,796)	142,681
Change in fair value of non-qualifying swaps	5,190,704	4,649,349	1,691,116
Non-cash incentive compensation to manager — related party	—	1,385,918	9,146,905
Loss (earnings) from equity affiliates	438,507	2,347,296	(24,150,787)
Gain on sale of securities available-for-sale	—	—	(30,182)
Changes in operating assets and liabilities:
Other assets	26,596,827	(91,125,760)	(8,710,086)
Distributions of operations from equity affiliates	9,879,000	—	—
Prepaid management fee — related party	—	(4,100,000)	(14,460,587)
Deferred income taxes	—	—	(2,200,000)
Deferred revenue	—	—	77,123,133
Other liabilities	(9,908,752)	62,999,714	12,475,857
Deferred fees	2,851,909	1,815,483	1,493,699
Due from/to related party	4,280,341	(2,971,372)	688,620

Net cash provided by operating activities	$49,415,285	$50,403,079	$159,688,381

Investing activities:
Loans and investments funded, originated and purchased, net	(8,569,643)	(401,391,738)	(1,926,833,770)
Payoffs and paydowns of loans and investments	123,759,512	679,855,282	1,336,775,919
Deposits received relating to loan held-for-sale	20,500,000	—	—
Proceeds from sale of loans	32,050,000	—	—
Due to borrowers	(8,574,898)	14,064,697	2,198,611
Purchases of securities available-for-sale	—	—	(16,715,584)
Purchases of securities held-to-maturity	(12,412,500)	(58,062,500)	—
Principal collection on securities held-to-maturity	2,710,012	—	—
Investment in real estate owned, net	(59,986)	(1,231,577)	—
Prepayments on securities available-for-sale	—	—	3,358,184
Proceeds from sales of securities available-for-sale	—	—	18,792,594
Contributions to equity affiliates	(295,330)	(3,000,000)	(24,455,557)
Distributions from equity affiliates	2,614,710	931,941	51,250,063

Net cash provided by/(used in) investing activities	$151,721,877	$231,166,105	$(555,629,540)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Year Ended December 31,
	2009	2008	2007

Financing activities:
Proceeds from notes payable and repurchase agreements	33,878,700	269,996,534	807,615,891
Payoffs and paydowns of notes payable and repurchase agreements	(215,375,061)	(531,931,575)	(456,939,223)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	(1,265,625)	—	—
Payoff of notes payable — related party	(4,200,000)	4,200,000	—
Proceeds from collateralized debt obligations	500,000	56,000,000	72,200,000
Payoffs and paydowns of collateralized debt obligations	(21,307,941)	(54,720,000)	(12,720,000)
Change in restricted cash	65,283,663	45,916,972	(54,364,043)
Payments on margin calls related to repurchase agreements	—	(4,845,810)	—
Proceeds from issuance of junior subordinated notes	—	—	53,093,000
Payments on swaps to hedge counterparties	(70,320,588)	(175,190,000)	(41,840,000)
Receipts on swaps to hedge counterparties	80,345,000	140,550,000	29,980,000
Proceeds from issuance of common stock	—	—	74,655,000
Offering expenses paid	—	—	(1,001,795)
Distributions paid to noncontrolling interest	(221,510)	(4,682,326)	(9,289,130)
Distributions paid on stock	(14,500)	(47,375,829)	(46,600,416)
Payment of deferred financing costs	(4,647,066)	(874,650)	(4,385,441)

Net cash (used in)/provided by financing activities	$(137,344,928)	$(302,956,684)	$410,403,843

Net increase/(decrease) in cash and cash equivalents	$63,792,234	$(21,387,500)	$14,462,684
Cash and cash equivalents at beginning of period	832,041	22,219,541	7,756,857

Cash and cash equivalents at end of period	$64,624,275	$832,041	$22,219,541

Supplemental cash flow information:

Cash used to pay interest, net of capitalized interest	$58,214,170	$116,916,357	$151,577,313

Cash (received)/used for taxes	$(354,279)	$86,214	$19,032,748

Supplemental schedule of non-cash investing and financing activities:

Investment in equity affiliates	$—	$—	$6,856,960

Investment transferred to real estate held-for-sale, net	$41,440,000	$—	$—

Investment in real estate owned, net	$8,525,428	$45,247,417	$—

Investments transferred to available-for-sale securities, at fair value	$400,000	$—	$—

Loan origination	$500,000	$—	$—

Margin calls applied to repurchase agreements	$4,845,810	$—	$—

Termination of swaps	$17,034,929	$—	$—

Retirement of common equity in trust preferred securities	$7,727,000	$—	$—

Collateral on swaps to hedge counterparties	$(3,500,000)	$3,500,000	$—

Assumption of mortgage note payable	$—	$41,440,000	$—

Redemption of operating partnership units for common stock	$—	$72,622,686	$—

Issuance of common stock for management incentive fee	$—	$5,976,255	$15,977,425

Issuance of warrents	$643,250	$—	$—

Loan paydown received by related party	$6,990,698	$—	$—

Reclassification from due to borrowers to loans	$20,684,387	$—	$—

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 — Description of Business / Form of Ownership

Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that was formed in June 2003 to invest in a diversified portfolio of multi-family and commercial real estate-related assets, primarily consisting of bridge loans, mezzanine loans, junior participating interests in first mortgage loans, and preferred and direct equity. The Company may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and ARLP’s wholly-owned subsidiaries. The Company is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”).

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT taxable income that it distributes to its stockholders, provided that it distributes at least 90% of that income and meets certain other requirements for qualification as a REIT. Additionally, the IRS has issued guidance that temporarily allows listed REITs to offer shareholders elective dividends which are paid in a combination of cash and common stock, even if the amount payable in cash is capped, so long as that cap is not less than 10% of the total dividend. Certain of our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.

The Company’s charter provides for the issuance of up to 500 million shares of common stock, with a par value of $0.01 per share, and 100 million shares of preferred stock, with a par value of $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business (the “SF Business”). The Company is externally managed and advised by ACM and pays ACM a management fee in accordance with a management agreement. ACM also sources originations, provides underwriting services, and services all structured finance assets on behalf of ARLP and its wholly owned subsidiaries.

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

In April 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and other estimated offering expenses. The Company used the proceeds to pay down indebtedness. In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock, respectively, from the exercise of warrants under its Warrant Agreement, dated July 1, 2003, and received net proceeds of $12.9 million and $4.2 million, respectively.

In March 2007, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective.

In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At December 31, 2009, the Company had $425.3 million remaining under the previously mentioned shelf registration.

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

The Company had 25,387,410 shares outstanding at December 31, 2009 and 25,142,410 shares outstanding at December 31, 2008.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent. Entities in which the Company owns a voting interest of 20 percent to 50 percent and entities that are variable interest entities, of which the Company is not the primary beneficiary, are accounted for primarily under the equity method. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm, the authoritative reference for accounting principles generally acceptable in the United States (“GAAP”), requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of December 31, 2009 through the issuance of the Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to current period presentation. Noncontrolling interest in consolidated entity is classified in the Company’s Consolidated Balance Sheet in the “Equity” section of the current year’s presentation and was disclosed as a separate mezzanine section in prior year’s presentation and net (loss) income is split out between noncontrolling interest and Arbor Realty Trust, Inc. and was disclosed as one line in prior presentations. Interest income and interest expense were also netted on the Company’s Consolidated Statements of Operations in accordance with Article 9 of Regulation S-X due to the relevance in understanding its operations. In addition, at September 30, 2009, one of our real estate investments was reclassified from real estate owned to real estate held-for-sale, net, and resulted in a reclassification from property operating income and expenses to discontinued operations for the current and all prior period presentations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

consolidated account balances at each institution periodically exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and the Company believes that this risk is not significant.

Restricted Cash

At December 31, 2009 and 2008, the Company had restricted cash of $27.9 million and $93.2 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 8 — “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs and interest payments received from loans in the CDOs which are remitted to the Company quarterly in the month following the quarter end.

Loans and Investments

At the time of purchase, the Company designates a security as held-to-maturity, available-for-sale, or trading depending on ability and intent to hold. The Company does not have any securities designated as trading at this time. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments held-to-maturity are reported at amortized cost. Unrealized losses determined to be other-than-temporary are recognized in earnings. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment. Management closely monitors market conditions on which it bases such decisions.

Current accounting guidance provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event, more effectively communicates when it has occurred, and requires the recording of a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment on debt securities from retained earnings to accumulated other comprehensive income. The adoption of this guidance in the second quarter of 2009 did not have a material effect on the Company’s Consolidated Financial Statements and no such reclassification was necessary.

The Company also assesses certain of its held-to-maturity securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities reflect a decline in value which is other-than-temporary; accordingly, such securities are written down to fair value against earnings. On a quarterly basis, the Company reviews these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The Company calculates a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and then applies the revised yield prospectively to recognize interest income.

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, purchase discounts, and allowance for loan losses when such loan or investment is deemed to be impaired. The Company invests in preferred equity interests that, in some cases, allow the Company to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

From time to time the Company may enter into an agreement to sell a loan. These loans are classified as held-for-sale and are valued at the lower of the loan’s carrying amount or fair value. For the sale of loans, recognition occurs when ownership passes to the buyer.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Impaired Loans and Allowance for Loan Losses

The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $326.3 million at December 31, 2009 relating to 31 loans with an aggregate carrying value, before reserves, of approximately $693.7 million. At December 31, 2008, the Company had an allowance for loan losses of $130.5 million relating to ten loans with an aggregate carrying value, before reserves, of approximately $443.2 million and at December 31, 2007, the Company had an allowance for loan losses of $2.5 million relating to two loans with an aggregate carrying value, before reserves, of approximately $58.5 million.

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

Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred and costs subsequently incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.

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

Real estate assets, including assets acquired by foreclosure or deed in lieu of foreclosure, that are operated for the production of income, are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance not reimbursed by the tenants are expensed as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

The Company recognizes impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets. Measurement of impairment is based upon the estimated fair value of the asset. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.

Real estate is classified as held-for-sale when management commits to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be complete within one year. Properties classified as held-for-sale are not depreciated and the results of their operations are shown in discontinued operations. Real estate assets that are expected to be disposed of are valued, on an individual asset basis, at the lower of the carrying amount or their fair value less costs to sell.

The Company recognizes sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized upon closing using the full accrual method when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.

Capitalized Interest

The Company capitalizes interest related to investments (equity, loans and advances) accounted for by the equity method as qualifying assets of the investor while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. One of the Company’s joint ventures, which was accounted for using the equity method, acquired qualifying assets for its planned principal operations. During 2007, the joint venture sold both of the acquired properties and the Company discontinued the capitalization of interest on its remaining investment in the joint venture. During the year ended December 31, 2007, the Company capitalized $0.3 million of interest relating to this investment. The Company did not capitalize interest during the years ended December 31, 2009 and 2008.

Revenue Recognition

Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues for the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. The Company did not record interest income from such investments for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, the Company recorded $1.0 million and $30.0 million of interest from such loans and investments, respectively. These amounts represent interest collected in accordance with the contractual agreement with the borrower.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Property operating income — Property operating income represents income associated with the operation of two commercial real estate properties recorded as real estate owned. We generate property operating income from hotel room rental and other hotel related activities at our commercial real estate owned properties. We recognize revenue for these activities when the fees are fixed or determinable, or evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the year ended December 31, 2009, the Company recorded approximately $0.9 million of property operating income relating to the Company’s real estate owned. During the third quarter of 2009, one of the Company’s three real estate investments was reclassified from real estate owned to real estate held-for-sale and resulted in a reclassification from property operating income to discontinued operations for the current and all prior periods. As a result, the Company did not have property operating income for the year ended December 31, 2008 due to the subsequent reclassification to discontinued operations. There was no property operating income in 2007. See Note 7 — “Real Estate Owned and Held-for-Sale” for further details.

Other income — Other income represents fees received for loan structuring and defeasance fees, and miscellaneous asset management fees associated with the Company’s loans and investments portfolio. The Company recognizes these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Investment in Equity Affiliates

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

Stock Based Compensation

The Company records stock-based compensation expense at the grant date fair value of the related stock-based award. The Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s common stock whether or not they are vested. Stock based compensation is disclosed in the Company’s Consolidated Statements of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

Income Taxes

The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that the Company distributes at least 90% of taxable income and meets certain other requirements. Certain of our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.

Current accounting guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

This guidance also provides clarity on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Other Comprehensive Income / (Loss)

The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At December 31, 2009, accumulated other comprehensive loss was $53.3 million and consisted of net unrealized losses on derivatives designated as cash flow hedges. At December 31, 2008, accumulated other comprehensive loss was $96.6 million and consisted of net unrealized losses on derivatives designated as cash flow hedges.

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

Derivatives and Hedging Activities

The Company recognizes all derivatives as either assets or liabilities at fair value and these amounts are recorded in other assets or other liabilities in the Consolidated Balance Sheets. Additionally, the fair value adjustments will affect either accumulated other comprehensive income (loss) until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company utilizes quotations from a third party to assist in determining these fair values.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income (loss) for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income (loss). Derivatives are used for hedging purposes rather than speculation. See Note 11 — “Derivative Financial Instruments” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Variable Interest Entities

The Company has evaluated its loans and investments, mortgage related securities and investments in equity affiliates in order to determine if they are Variable Interest Entities (“VIE”). This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that, as a group, the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, and (c) the right to receive the expected residual return of the entity and their rights are not capped, and (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. In addition, the Company has evaluated its investments in debt securities and has determined that the issuing entities are VIEs, but has determined that the Company is not the primary beneficiary because it does not absorb a majority of any of the VIE’s anticipated losses and/or a majority of the expected returns. As of December 31, 2009, the Company has identified 39 loans and investments made to entities determined to be VIEs with an aggregate carrying amount of $807.3 million. These VIEs had exposure to real estate debt of approximately $3.3 billion at December 31, 2009.

For the 39 VIEs identified, the Company has determined that it is not the primary beneficiary, and as such the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as loans or investments in equity affiliates, as appropriate.

Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities because the equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk.

The Company will be required to follow updated accounting guidance beginning with the first quarter of 2010, by providing an ongoing qualitative rather than quantitative assessment of its ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and its rights or obligations to receive benefits or absorb losses, in order to determine whether those entities will be required to be consolidated in the Company’s Consolidated Financial Statements. See “Recently Issued Accounting Pronouncements” below for further details.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued updated guidance on subsequent events which states that disclosure of the date through which subsequent events have been evaluated, the issuance date of the financial statements, is no longer required. This guidance is effective upon issuance and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company does not expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements.

In January 2010, the FASB issued updated guidance on accounting for distributions to shareholders with components of stock and cash, which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements.

In August 2009, the FASB issued updated guidance on the fair value measurement of liabilities not exchanged in an orderly transaction. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which establishes the exclusive authoritative reference for accounting principles generally acceptable in the United States. The Codification simplifies the classification of accounting guidance into one online database under a common referencing system. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification on the effective date, and it had no impact on its Consolidated Financial Statements. However, throughout this Form 10-K, all references to prior accounting pronouncements have been removed, and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

In June 2009, the FASB issued updated guidance related to the consolidation of variable interest entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This new guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. These new requirements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company will adopt these new requirements effective January 1, 2010. The Company does not currently expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements.

In June 2009, the FASB issued updated guidance related to the accounting for transfers of financial assets. This new guidance will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company will adopt these new requirements effective January 1, 2010. The Company does not expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements.

In April 2009, the FASB issued updated guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance applies to all assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

In April 2009, the FASB issued updated guidance on determining the fair value of an asset or liability when the volume and level of activity may indicate an inactive market and when transactions are not orderly. This guidance applies to all fair value measurements prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Note 3 —	Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at December 31, 2009:

					Wtd. Avg.
					Remaining
	December 31,	Percent of	Loan	Wtd. Avg.	Months to
	2009	Total	Count	Pay Rate(1)	Maturity

Bridge loans	$1,245,497,015	61%	56	5.00%	25.0
Mezzanine loans	343,494,118	17%	37	5.43%	27.2
Junior participation loans	255,076,554	13%	15	5.46%	50.3
Preferred equity investments	190,967,267	9%	18	2.84%	87.3

	2,035,034,954	100%	126	4.93%	34.4

Unearned revenue	(7,932,627)
Allowance for loan losses	(326,328,039)

Loans and investments, net	$1,700,774,288

nm — not meaningful

(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

The following table sets forth the composition of the Company’s loan and investment portfolio at December 31, 2008:

					Wtd. Avg.
					Remaining
	December 31,	Percent of	Loan	Wtd. Avg.	Months to
	2008	Total	Count	Pay Rate(1)	Maturity

Bridge loans	$1,441,846,251	62%	58	6.22%	16.9
Mezzanine loans	364,937,818	16%	42	7.03%	32.7
Junior participation loans	298,278,363	13%	16	6.60%	48.0
Preferred equity investments	205,247,126	9%	18	4.05%	99.5
Other	12,418,110	nm	2	8.73%	101.0

	2,322,727,668	100%	136	6.22%	31.1

Unearned revenue	(10,544,049)
Allowance for loan losses	(130,500,000)

Loans and investments, net	$2,181,683,619

nm — not meaningful

(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

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

Concentration of Credit Risk

Loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 31% of total assets as of December 31, 2009. At December 31, 2008, the unpaid principal balance related to 34 loans with five unrelated borrowers represented approximately 28% of total assets. As of December 31, 2009 and 2008, the Company had 126 and 136 loans and investments, respectively.

In addition, in 2009 and 2008, no single loan or investment represented 10% of the Company’s total assets. In 2009, 2008 and 2007, the Company generated approximately 12%, 9% and 6%, respectively, of revenue from Ezra Beyman.

Geographic Concentration Risk

As of December 31, 2009, 38%, 13%, and 11% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively. As of December 31, 2008, 40%, 12%, and 10% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively.

Impaired Loans and Allowance for Loan Losses

The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal loan review during the year, it was determined that 31 loans with an aggregate carrying value, before reserves, of $693.7 million were impaired at December 31, 2009. At December 31, 2008, ten loans with an aggregate carrying value, before reserves, of $443.2 million were impaired and at December 31, 2007, two loans with an aggregate carrying value, before reserves, of $58.5 million were impaired.

The Company performed an evaluation of the impaired loans and determined that the fair value of the underlying collateral securing the loans was less than the net carrying value of the loans, resulting in a $241.3 million provision for loan losses for the year ended December 31, 2009. Of the $241.3 million of loan loss reserves recorded during the year ended December 31, 2009, $77.5 million was on loans on which the Company had previously recorded reserves, while $163.8 million of reserves related to other loans in the Company’s portfolio. During the years ended December 31, 2008 and 2007, the Company recorded provisions for loan losses of $132.0 million and $2.5 million, respectively.

As a result of the loan review process at December 31, 2009, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before reserves, of approximately $632.3 million and a weighted average loan-to-value (“LTV”) ratio after reserves of 99%, compared to lower-risk loans with a carrying value, before reserves, of $1.4 billion and a weighted average LTV ratio of 88%. There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of December 31, 2009 and 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

A summary of the changes in the allowance for loan losses is as follows:

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31, 2009	December 31, 2008

Allowance at beginning of the period	$130,500,000	$2,500,000
Provision for loan losses	241,328,039	132,000,000
Charge-offs	(41,250,000)	(2,500,000)
Reclassified to real estate owned, net	(4,250,000)	(1,500,000)

Allowance at end of the period	$326,328,039	$130,500,000

During the year ended December 31, 2009, the Company wrote down five loans with an aggregate carrying value of $240.8 million to $198.7 million and sold two loans with a carrying value of $80.1 million, at a discount, for approximately $32.5 million. The Company also settled a loan with a carrying value of $1.5 million, at a discount, for approximately $1.2 million, and received $11.8 million in principal paydowns on two loans with a total carrying value of $22.9 million. The Company recorded charge-offs to reserves of $41.3 million and losses on restructurings totaling $57.6 million related to these transactions.

During the fourth quarter of 2009, the Company entered into an agreement to sell one of its bridge loans for $35.0 million. The Company received $20.5 million in non-refundable deposits from the purchaser during the fourth quarter of 2009, which was recorded in other liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009. The remaining purchase price is due to be collected at the close of the transaction, which is expected to occur in April 2010. As a result, the Company recorded this loan at its fair value, equal to the purchase price of the loan less expected costs to complete the sale, in loans and investments on the Company’s Consolidated Balance Sheet as of December 31, 2009.

The Company also reclassified a $4.3 million loan loss reserve related to a bridge loan on a property that was acquired through foreclosure and recorded to real estate owned. See Note 7 — “Real Estate Owned and Held-For-Sale” for further details.

As of December 31, 2009, 13 loans with a net carrying value of approximately $110.8 million, net of related loan loss reserves of $115.0 million, were classified as non-performing. The Company had previously established loan loss reserves on all of these loans. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2008, four loans with a net carrying value of approximately $113.0 million, net of related loan loss reserves of $20.5 million, were classified as non-performing for which income recognition had been suspended, of which one loan with a carrying value of approximately $38.3 million did not have a loan loss reserve. There were no non-performing loans at December 31, 2007.

At December 31, 2009, the Company does not have any loans contractually past due 90 days or more that are still accruing interest, or any loans which are considered “troubled debt restructuring” that are not included above.

Note 4 —	Available-For-Sale Securities

The following is a summary of the Company’s available-for-sale securities at December 31, 2009:

			Other-Than-
			Temporary		Unrealized	Estimated
	Face value	Amortized Cost	Impairment		Loss	Fair Value

Common equity securities	$—	$529,104	$(440,920)		$—	$88,184
Collateralized debt obligation bonds	25,000,000	11,607,136	(11,207,136	)(1)	—	400,000

Total available-for-sale securities	$25,000,000	$12,136,240	$(11,648,056)		$—	$488,184

(1)	Cumulative total includes $9.8 million in 2009 and $1.4 million in 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The following is a summary of the Company’s available-for-sale securities at December 31, 2008:

		Other-Than-
		Temporary	Unrealized	Estimated
	Amortized Cost	Impairment	Loss	Fair Value

Common equity securities	$16,715,584	$(16,186,480)	$—	$529,104

Total available-for-sale securities	$16,715,584	$(16,186,480)	$—	$529,104

The following is a summary of the underlying credit rating of the Company’s collateralized debt obligation bonds available-for-sale at December 31, 2009:

	At December 31, 2009
		Amortized	Percent
Rating(1)	#	Cost	of Total

BBB+	1	$10,219,636	88%
B	1	1,387,500	12%

	2	$11,607,136	100%

(1)	Based on the rating published by Standard & Poor’s for each security.

During 2007, the Company purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million, which had a fair value of $0.1 million and $0.5 million, at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009, a BBB+ rated investment grade commercial real estate (“CRE”) collateralized debt obligation bond, with a face value of $20.0 million and a discount of $9.8 million, and a B rated investment grade CRE collateralized debt obligation bond, with a face value of $5.0 million and a discount of $3.6 million, were reclassified from held-to-maturity to available-for-sale. The Company exchanged these two bonds in the retirement of a portion of its own junior subordinated notes in February 2010. See Note 8 — “Debt Obligations — Junior Subordinated Notes” for further details. These securities bear interest at a weighted average spread of 56 basis points over LIBOR, have a weighted average stated maturity of 42.3 years, but have an estimated average remaining life of 7.3 years due to the maturities of the underlying assets. See Note 5 — “Securities Held-To-Maturity” below.

As of December 31, 2009, all of the available-for-sale securities have been in an unrealized loss position for more than twelve months. Current accounting guidance requires these securities to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Management closely monitors market conditions on which it bases such decisions. During the years ended December 31, 2009 and 2008, the Company believed that, based on market events and the unfavorable prospects for near-term recovery of value, there was a lack of evidence to support the conclusion that the fair value decline was temporary. Therefore, the Company concluded that the common equity securities were other-than-temporarily impaired and recorded $0.4 million and $16.2 million of impairment charges to the Consolidated Statements of Operations during the years ended December 31, 2009 and 2008, respectively. During the fourth quarter of 2009, an other-than-temporary impairment of $9.8 million was recognized upon reclassifying the BBB+ rated CRE collateralized debt obligation bond from held-to-maturity to available-for-sale. During the fourth quarter of 2008, the Company determined that the B rated CRE collateralized debt obligation bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s 2008 Consolidated Financial Statements. No such impairment charges were recorded in 2007.

The Company had a margin loan agreement with a financial institution related to the purchases of the common equity securities. In July 2008, the margin loan was repaid in full.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

These securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. At December 31, 2009 and 2008, all losses in fair value were recorded as other-than-temporary impairments and recognized in earnings.

Note 5 —	Securities Held-To-Maturity

The following is a summary of the Company’s securities held-to-maturity at December 31, 2009:

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Value	Gain	Loss(1)	Fair Value

Collateralized debt obligation bonds	$54,989,988	$47,823,843	$—	$47,823,843	$—	$(31,154,843)	$16,669,000
Commercial mortgage-backed securities	17,000,000	12,738,965	—	12,738,965	2,366,955	—	15,105,920

Total securities held-to-maturity	$71,989,988	$60,562,808	$—	$60,562,808	$2,366,955	$(31,154,843)	$31,774,920

(1)	All four collateralized debt obligation bonds were in an unrealized loss position at December 31, 2009.

The following is a summary of the Company’s securities held-to-maturity at December 31, 2008:

			Other-Than-
	Face	Amortized	Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Value	Gain	Loss	Fair Value(1)

Collateralized debt obligation bonds	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

Total securities held-to-maturity	$82,700,000	$59,631,848	$(1,387,500)	$58,244,348	$175,000	$(39,684,348)	$18,735,000

(1)	The aggregate estimated fair value of five collateralized debt obligation bonds in an unrealized loss position at December 31, 2008 was $18,560,000.

The following is a summary of the underlying credit rating of the Company’s securities held-to-maturity at December 31, 2009 and 2008:

	At December 31, 2009			At December 31, 2008
		Amortized	Percent		Amortized	Percent
Rating(1)	#	Cost	of Total	#	Cost	of Total

AAA	3	$32,355,109	53%	3	$41,097,282	69%
AA+	–	—	–	1	7,659,013	13%
AA	1	10,787,743	18%	–	—	–
AA-	1	7,910,558	13%	1	9,488,053	16%
BBB	1	9,509,398	16%	–	—	–
BB+	–	—	–	1	1,387,500	2%

	6	$60,562,808	100%	6	$59,631,848	100%

(1)	Based on the rating published by Standard & Poor’s for each security at December 31, 2009 and 2008.

During the second quarter of 2008, the Company purchased $82.7 million of investment grade CRE collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. The discount is accreted into interest income using an effective yield adjusted for actual prepayment activity over

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

the average life of the related security as a yield adjustment. For the years ended December 31, 2009 and 2008, the Company accreted approximately $2.5 million and $1.6 million of this discount into interest income, representing accretion on approximately $21.0 million of the total discount, respectively. These securities bear interest at a weighted average spread of 34 basis points over LIBOR and have a weighted average stated maturity of 34.2 years, but have an estimated average remaining life of 3.7 years due to the maturities of the underlying assets. During the year ended December 31, 2009, the Company received repayments of principal of $2.7 million on one of the Company’s CDO bond securities held-to-maturity.

During 2009, the Company purchased $17.0 million of investment grade commercial mortgage-backed securities (“CMBS”) for $12.4 million plus accrued interest, representing a $4.6 million discount to their face value. This discount is accreted into interest income using an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the year ended December 31, 2009, the Company accreted approximately $0.3 million of this discount into interest income. These securities bear interest at a weighted average coupon rate of 5.80%, have a weighted average stated maturity of 29.6 years but have an estimated average remaining life of 6.0 years due to the maturities of the underlying assets.

At December 31, 2009, a BBB+ rated investment grade CRE collateralized debt obligation bond, with a face value of $20.0 million and a discount of $9.8 million, and a B rated investment grade CRE collateralized debt obligation bond, with a face value of $5.0 million and a discount of $3.6 million, were reclassified from held-to-maturity to available-for-sale. The Company exchanged these two bonds in the retirement of a portion of its own junior subordinated notes in February 2010. See Note 4 — “Securities Available-For-Sale” above.

For the periods ended December 31, 2009 and 2008, the total average yield on these securities based on their face values was 4.62% and 6.41%, respectively, including the accretion of discount. The Company did not have any securities held-to-maturity at December 31, 2007.

Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. GAAP requires held-to-maturity securities to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the rating of the securities and the underlying collateral. As of December 31, 2009, all of the Company’s CDO bond investments were in an unrealized loss position for more than twelve months, as the Company’s carrying value was in excess of their market value. However, based on its analysis as of December 31, 2009, the Company expects to fully recover the carrying value of these investments and has concluded that these held-for-sale investments are not other-than-temporarily impaired. In addition, the Company’s CMBS investments were not in an unrealized loss position for more than twelve months and were not determined to be other-than-temporarily impaired. The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment. The Company’s efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. As of December 31, 2009 the Company does not intend to sell these remaining securities, nor does the Company believe it is more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis, which may be at maturity. This combined with the Company’s assessment of cash flows, is the basis for the conclusion that these investments are not impaired despite the differences between estimated fair value and book value. The Company attributes the difference between book value and estimated fair value to the current market dislocation and a general negative bias against structured financial products such as CMBS and CDOs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Note 6 —	Investment in Equity Affiliates

As of December 31, 2009 and 2008, the Company had approximately $64.9 million and $29.3 million of investments in equity affiliates, respectively, which are described below:

			Outstanding Loan
			Balance to Equity
	Investment in Equity Affiliates at		Affiliates at
	December 31,	December 31,	December 31,
Equity Affiliates	2009	2008	2009

930 Flushing & 80 Evergreen	$491,975	$491,975	$24,374,583
450 West 33rd Street	1,136,960	1,136,960	50,000,000
1107 Broadway	5,720,000	5,720,000	—
Alpine Meadows	—	10,157,018	34,000,000
St. John’s Development	144,605	3,500,000	25,000,000
Lightstone Value Plus REIT L.P.	55,988,409	—	—
JT Prime	851,000	—	—
Issuers of Junior Subordinated Notes	578,000	8,305,000	—

Total	$64,910,949	$29,310,953	$133,374,583

The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method of accounting and the remaining investments under the equity method.

930 Flushing & 80 Evergreen

In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture that owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. As of December 31, 2007, the Company had contributed an additional $1.2 million to this joint venture.

The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively. The bridge loan was extended for two one-year periods and during the second quarter of 2008, the Company was repaid in full. In addition, in August 2005, the joint venture refinanced one of these properties with a $25.0 million amortizing bridge loan provided by the Company. The loan matures in August 2010, has a fixed rate of 6.45%, and has an outstanding principal balance of $24.4 million at December 31, 2009. Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million, which was recorded as a return of capital in 2005. In addition, during 2008, the Company received a $0.2 million return of capital from contribution made in 2007. As a result, the Company had a $0.5 million investment as of December 31, 2009 and 2008.

450 West 33rd Street

In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property (an office building) to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property’s air rights which resulted in the Company retaining an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

allocated to the members in accordance with their ownership percentages. The guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of guaranteed debt. The Company’s portion of the guarantee is $76.3 million. The transaction was structured to provide for a tax deferral for an estimated period of seven years. The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt, and $19.0 million as prepaid management fees related to the incentive compensation management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property. See Note 17 — “Management Agreement” for further details.

In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which has a maturity of July 2010 and bears interest at LIBOR plus 4.35%. The outstanding balance on this loan was $50.0 million at December 31, 2009.

1107 Broadway

In 2005, the Company invested $10.0 million in exchange for a 20% ownership interest in 200 Fifth LLC, which owned two properties in New York City. In May 2007, the Company, as part of an investor group in the 200 Fifth LLC holding partnership, sold the 200 Fifth Avenue property for net proceeds of approximately $450.0 million and the investor group, on a pro-rata basis, retained an adjacent building located at 1107 Broadway. The partnership used the net proceeds from the sale to repay the $402.5 million outstanding debt on both the 200 Fifth Avenue and the 1107 Broadway properties, and used the remaining proceeds as a return of invested capital to the partners. As a result of the transaction, the Company received $9.5 million in proceeds as a return on invested capital and was repaid in full on its $137.0 million mezzanine debt, including all applicable interest. The Company recorded approximately $11.4 million, net, in income before minority interest related to its 20% equity interest, which consisted of a $24.2 million gain recorded as income from equity affiliates, a $9.0 million provision for income taxes, and a $3.8 million incentive management fee paid to the Company’s manager. The partnership retained the 1107 Broadway property. In December 2007, the Company received a $0.6 million distribution from escrow funds related to its interest in the 200 Fifth Avenue property, which was recorded as income from equity affiliates.

In October 2007, the partnership sold 50% of its economic interest in the 1107 Broadway property. The partnership was recapitalized with financing of approximately $343.0 million, of which approximately $203.0 million was funded with the unfunded portion to be used to develop the property. The Company received net proceeds of approximately $39.0 million from this transaction as a return on invested capital. The investor group, on a pro-rata basis, retains a 50% economic interest in the property, representing approximately $29.0 million of capital. The Company recorded approximately $2.3 million, net in income before minority interest related to its 20% equity interest, which consisted of $4.8 million as income from equity affiliates, a $1.8 million provision for income taxes, and a $0.7 million incentive management fee paid to the Company’s manager. The Company also recorded a $5.7 million investment in equity affiliate and a net deferred gain of $3.5 million related to its 10% retained interest in the 1107 Broadway property. The partnership is in the process of developing this property into a mix of residential and retail uses.

Alpine Meadows

In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company’s invested capital represents 65% of the total equity of the transaction and the Company would be allocated 65% of the profits and losses. The Company also provided a $30.5 million first mortgage loan which was extended during 2009 to September 2012 and bears a fixed rate of interest. For the years ended December 31, 2009 and 2008, the Company recorded net income of $1.6 million and $3.1 million in losses from this equity investment, respectively. This amount reflects Arbor’s portion of the joint venture’s income and losses, net of depreciation expense, and was recorded in (loss) income from equity affiliates and as an increase or

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

reduction to the Company’s investment in equity affiliates on the balance sheet. In the second quarter of 2009, the Company recorded an other-than-temporary impairment of $11.7 million for the remaining amount of this investment in loss from equity affiliates in the Company’s Consolidated Statements of Operations. Current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value.

In the fourth quarter of 2009, the Company increased by $3 million its first mortgage loan to $33.5 million and decreased the invested capital by $3 million to $10.2 million, as well as providing a $0.5 million revolver loan. As a result of this modification, the Company’s profits interest was reduced from 39.0% to 35.4% and the invested capital and allocated percentage of profits and losses was reduced from 65.0% to 58.9%.

St. John’s Development

In December 2006, the Company originated a $25.0 million bridge loan with a maturity date in September 2007 with two three-month extensions that bore interest at a fixed rate of 12%. The loan is secured by 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John’s River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. In October 2007, the borrower sold the property to an investor group, in which the Company has a 50% non-controlling interest, for $25.0 million. The investor group assumed the $25.0 million mortgage which matured in October 2009 and had an interest rate of LIBOR plus 6.48%, with a LIBOR floor of 4.50%. In connection with this transaction, the Company contributed $0.5 million to cover other operational costs of acquiring and maintaining the property. During the fourth quarter of 2009, the mortgage loan was modified to extend the maturity date to January 2010 and modified the interest rate to LIBOR plus 6.48%. Subsequent to December 31, 2009, the mortgage loan was modified to a current maturity date of April 2010 and modified the interest rate to LIBOR plus 2.00%.

The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan will be recorded as a return of capital and reduction of the Company’s equity investment. During the six months ended June 30, 2009, the Company received $1.6 million of such interest, reducing the Company’s investment to $1.9 million. In the third quarter of 2009, the Company recorded an other-than-temporary impairment of $1.9 million for the remaining amount of the investment which was recorded in loss from equity affiliates in the Company’s Consolidated Statements of Operations. Current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the fourth quarter of 2009, the Company was able to recover $0.6 million of the loss and $0.1 million is still to be received, representing the balance of the investment at December 31, 2009. No income from this equity interest was recognized for the year ended December 31, 2008. The Company accounts for this investment under the equity method.

Lightstone Value Plus REIT L.P./Prime Outlets/JT Prime

In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in an unconsolidated joint venture, JT Prime, which owned 15% of Prime Outlets Member, LLC (“POM”), a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounted for this investment under the equity method. Additionally, the Company owned a 16.67% carried profits interest through a consolidated entity which has a 25% interest in POM with a third party member owning the remaining 8.33%.

In 2007, the Company received distributions from POM of $16.2 million as a result of excess proceeds from refinancing and sales activities on certain assets in the POM portfolio. The excess proceeds were distributed to each of the partners in accordance with POM’s operating agreement. The Company recorded $11.2 million as interest income, representing the portion attributable to the 16.7% carried profits interest, and $5.0 million as income from equity affiliates, representing the portion attributable to the 7.5% equity interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

In June 2008, the Company entered into an agreement (“the agreement”) to transfer its 16.67% interest in POM, at a value of approximately $37.2 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P.

In connection with the agreement, the Company borrowed from Lightstone Value Plus Real Estate Investment Trust, Inc. approximately $33.0 million, which was initially secured by its 16.67% interest in POM, has an eight year term, and bears interest at a fixed rate of 4% with payment of the interest deferred until the closing of the transaction. As a result, during the second quarter of 2008, the Company recorded approximately $33.0 million of cash, $49.5 million of debt related to the proceeds received from the loan secured by the consolidated entity’s 25% interest in POM, which was recorded in notes payable, a $16.5 million receivable from the third party member share of the consolidated entity’s 25% interest, which was recorded in other assets, and a deferred expense related to the incentive management fee of approximately $7.3 million.

In addition, the Company prepaid the $7.3 million in incentive management fees to its manager in 2008 related to this transaction, of which 50% was paid in cash and 50% was paid in Arbor Realty Trust, Inc. common stock. In accordance with the amended management agreement, installments of the annual incentive fee are subject to potential reconciliation at the end of the fiscal year. Since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by our manager prior to June 30, 2012. See Note 17 — “Management Agreement” for further details.

In the fourth quarter 2008, the Company received a $1.0 million distribution from POM related to its 24.17% equity and profits interest, the result of excess proceeds from the operation of the business. Of the distribution received by the Company, $1.0 million was recorded as interest income, representing the distribution received from the 25% profits interest, $0.3 million was recorded as net income attributable to noncontrolling interest relating to a third party member’s 8.33% minority interest share of the profits interest and $0.3 million was recorded as income netted in loss from equity affiliates, representing the portion received from the Company’s 7.5% equity interest. In accordance with the agreement, $0.7 million of the distribution relating to the 16.67% profits interest was used to pay down a portion of the $33.0 million debt and reduced the value of the Company’s interest when exchanged for preferred and common operating partnership units at closing, thereby reducing the Company’s gain.

In March 2009, the Company exchanged its 16.67% interest in POM for approximately $37.3 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. and the $33.4 million loan is now secured by these preferred and common operating partnership units. The Company accounts for its Lightstone Value Plus REIT L.P. investment under the cost method. In June 2013, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4%. The Company retained its 7.5% equity interest in POM. During the year ended December 31, 2009, the Company recorded $2.0 million of dividends from the preferred and common operating partnership units which were reflected in interest income in the Company’s Consolidated Statement of Operations.

Through the consolidated entity that owned the 16.67% interest, the Company recorded in its first quarter 2009 financial statements an investment of approximately $56.0 million for the preferred and common operating partnership units, gain on exchange of profits interest of approximately $56.0 million, net income attributable to noncontrolling interest of approximately $18.7 million related to the third party members portion of income recorded, noncontrolling interest due to the third party member of approximately $2.1 million and a reduction of a $16.5 million receivable from the third party member which was previously recorded in other assets. The gain of $56.0 million reflects the fair value of the investment in preferred and operating partnership units received in exchange for the 16.67% profits interest. The Company’s profits interest had no cost basis at the time of the exchange.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

As a result of the $1.0 million of interest expense and $1.0 million of interest income recorded in 2008 from the consolidated entity that holds the 25% profits interest in POM, the Company recorded $(10,981) of noncontrolling interest in consolidated entity on the Company’s Consolidated Balance Sheet at December 31, 2008. Due to the POM transaction in March 2009, the Company recorded an additional $18.7 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million, resulting in a balance of noncontrolling interest in consolidated entity of $1.9 million on the Company’s Consolidated Balance Sheet at December 31, 2009.

In August 2009, the Company exchanged its remaining 7.5% equity interest in POM for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. JT Prime received preferred and common operating units valued at approximately $17.0 million, as well as additional cash consideration of approximately $4.4 million. As there was no remaining basis in the interest in POM held by the unconsolidated joint venture, the unconsolidated joint venture recorded a gain of $21.4 million equal to the value of the operating partnership units and cash received. In connection with this transaction, JT Prime borrowed approximately $15.3 million from Lightstone Value Plus Real Estate Investment Trust, Inc., which is secured by the preferred and common operating partnership units and has an eight-year term. In August 2014, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4.00%. The unconsolidated joint venture recorded a nominal amount of dividends from the preferred and common operating partnership units and interest expense related to the note. The Company accounts for their investment in JT Prime under the equity method. As a result of this transaction, the Company recorded income from equity affiliates of $10.7 million, representing the Company’s share of the net income recorded by the unconsolidated joint venture, in its third quarter 2009 financial statements. The Company received distributions totaling $9.9 million, representing their share of the proceeds from the note and additional consideration received from Lightstone by the unconsolidated joint venture. As of December 31, 2009, the carrying value of the Company’s investment in JT Prime is $0.9 million. The Company has no continuing involvement with POM after the exchange.

Issuance of Junior Subordinated Notes

As of December 31, 2008, the Company had invested a total of $8.3 million for 100% of the common shares of nine affiliate entities of the Company, which were formed to facilitate the issuance of $276.1 million of junior subordinated notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at fixed and variable rates based on three-month LIBOR.

In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for $1.3 million. In addition, in May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company, which were recorded in investment in equity affiliates, in exchange for $268.4 million of newly issued unsecured junior subordinated notes. As a result of these transactions, the Company retired its $7.7 million of common equity and corresponding trust preferred securities reducing its investment in these entities to $0.6 million during the second quarter of 2009. In July 2009, the Company restructured its remaining $18.7 million of trust preferred securities that were not exchanged previously, however, the transaction did not retire the remaining common equity of $0.6 million, which remains as of December 31, 2009. See Note 8 — “Debt Obligations” for further information relating to these transactions.

Unconsolidated Financial Statements

The Company has no unconsolidated investments in equity affiliates accounted for under the equity method that, either individually or in the aggregate, have assets greater than 10% of total consolidated assets or (loss) income greater than 10% of total consolidated (loss) income from continuing operations before income taxes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Note 7 —	Real Estate Owned and Held-For-Sale

The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008, the Company established a $2.5 million provision for loan loss related to this property reducing the carrying value to $7.4 million as of June 2009. During the third quarter of 2009, the Company recorded an additional $1.8 million provision for loan loss related to this property reducing the carrying amount to $5.6 million. In August 2009, the Company was the winning bidder at a UCC foreclosure sale of the property securing this loan, which was recorded as real estate owned. The carrying value represented the fair value of the underlying collateral at the time of the sale. For the year ended December 31, 2009, the Company recorded property operating income of $0.2 million and property operating expenses of $0.2 million. At December 31, 2009, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling $5.5 million, other assets of $0.1 million and other liabilities of $0.1 million.

The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the Company foreclosed on the property securing the loan. As a result, during the second quarter of 2009 the Company recorded this investment on its balance sheet as real estate owned at a fair value of $2.9 million. The carrying value represented the fair value of the underlying collateral at the time of the foreclosure. For the year ended December 31, 2009, the Company recorded property operating income of $0.7 million and property operating expenses of $1.2 million. At December 31, 2009, this investment’s balance sheet was comprised of land and building net of depreciation totaling $2.7 million, other assets of $0.1 million and other liabilities of $0.3 million.

The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property, reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its balance sheet as real estate owned at fair value, which included the Company’s $3.5 million carrying value of the loan and $41.4 million first lien in mortgage notes payable. During the third quarter of 2009, the Company mutually agreed with a first mortgage lender to appoint a receiver to operate the property and we are working to assist in the transfer of title to the first mortgage lender. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements, and recorded an impairment loss of $4.9 million. The Company plans to sell the property to the first mortgage lender within one year of the date of this transaction.

For the year ended December 31, 2009, loss from discontinued operations consisted of property operating income of $3.3 million, property operating expenses of $3.0 million and depreciation and amortization of $0.7 million and the investment held-for-sale consisted of land, building and leasehold improvements net of depreciation and allowances totaling $41.4 million as of December 31, 2009. At December 31, 2009 the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million. For the year ended December 31, 2008, the Company previously recorded property operating income of $1.4 million, property operating expenses of $1.4 million and depreciation and amortization of $0.4 million to earnings. At December 31, 2008, this investment’s balance sheet was comprised of land of $6.2 million, building and leasehold improvements of $40.3 million, cash of $0.3 million, other assets of $0.2 million, mortgage note payable of $41.4 million, and other liabilities of $1.2 million. In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Note 8 —	Debt Obligations

The Company utilizes repurchase agreements, a term credit agreement with a revolving component, a working capital line, loan participations, collateralized debt obligations and junior subordinated notes to finance certain loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

Repurchase Agreements

The following table outlines borrowings under the Company’s repurchase agreements as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, financial institution, $200 million committed line, terminated in June 2009, interest was variable based on one-month LIBOR, the weighted average note rate was 1.50%	$—	$—	$36,961,289	$49,547,947
Repurchase agreement, financial institution, $2.4 million committed line at December 31, 2009, expiration June 2010, interest is variable based on one-month LIBOR; the weighted average note rate was 2.77% and 3.07%, respectively	2,435,332	4,123,938	15,554,000	19,240,188
Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three-month LIBOR; the weighted average note rate was 1.52% and 2.48%, respectively	222,000	10,219,636	8,212,500	12,089,904

Total repurchase agreements	$2,657,332	$14,343,574	$60,727,789	$80,878,039

At December 31, 2009, the aggregate weighted average note rate for the Company’s repurchase agreements was 2.66%. There were no interest rate swaps on these repurchase agreements at December 31, 2009.

The Company had a $200.0 million repurchase agreement with a financial institution which had a term expiring in October 2009 and bore interest at pricing over LIBOR, varying on the type of asset financed. In June 2009, this facility, with approximately $37.0 million outstanding, was satisfied, at a discount, for $22.0 million, resulting in a $15.0 million gain on extinguishment of debt. In connection with this transaction, the Company sold a bridge loan financed in this facility with a carrying value of $47.0 million, at a discount, for approximately $23.2 million and recorded a loss on restructuring of $23.8 million. The proceeds were used to satisfy the $22.0 million cash payment.

The Company has a repurchase agreement that bears interest at 250 basis points over LIBOR. In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount to $2.4 million reflecting the one asset currently financed in this facility. During the year ended December 31, 2009, the Company paid down approximately $13.1 million of this facility. At December 31, 2009, the outstanding balance under this facility was $2.4 million.

In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility has a term expiring in May 2010 and bears interest at pricing over LIBOR, varying on the type of asset financed. During the year ended December 31,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

2009, the Company paid down approximately $1.3 million of this debt, due to a decrease in values associated with a change in the market interest rate spreads and an additional $6.7 million of principal. At December 31, 2009, the outstanding balance in this facility was approximately $0.2 million. In January 2010, the facility was repaid in full.

In certain circumstances, the Company has financed the purchase of investments from a counterparty through a repurchase agreement with that same counterparty. The Company currently records these investments in the same manner as other investments financed with repurchase agreements, with the investment recorded as an asset and the related borrowing under the repurchase agreement as a liability on the Company’s Consolidated Balance Sheet. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on the Consolidated Statement of Operations. These transactions may not qualify as a purchase by the Company under current accounting guidance, which is effective for fiscal years beginning after November 15, 2008. The Company would be required to present the net investment on the balance sheet as a derivative with the corresponding change in fair value of the derivative being recorded in the statement of operations when certain criteria to treat these transactions not as part of the same arrangements (linked transactions) are not met. The value of the derivative would reflect not only changes in the value of the underlying investment, but also changes in the value of the underlying credit provided by the counterparty. However, the guidance applies to prospective transactions, and no such transactions have been recorded in this manner in 2009.

Collateralized Debt Obligations

The following table outlines borrowings under the Company’s collateralized debt obligations as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.22% and 2.41%, respectively	$254,101,853	$445,473,298	$275,319,000	$426,002,310
CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.28% and 3.03%, respectively	329,549,487	486,142,072	343,270,000	468,850,451
CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.76% and 1.65%, respectively	516,863,845	612,279,760	533,700,000	595,213,450

Total CDOs	$1,100,515,185	$1,543,895,130	$1,152,289,000	$1,490,066,211

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

At December 31, 2009, the aggregate weighted average effective rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.79%. Excluding the effect of swaps, the weighted average note rate at December 31, 2009 was 0.79%.

On January 19, 2005, the Company completed its first collateralized debt obligation, issuing to third party investors four tranches of investment grade collateralized debt obligations (“CDO I”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. (“the Issuer”). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. CDO I was replenished with substitute collateral for loans that were repaid during the first four years of CDO I, up until April 2009. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO I. As of April 15, 2009, CDO I has reached the end of its replenishment date and will no longer make the $2.0 million amortization payments to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Proceeds of $5.1 million and $8.0 million were distributed in 2009 and 2008, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company — see below. The outstanding note balance for CDO I was $254.1 million and $275.3 million at December 31, 2009 and 2008, respectively.

On January 11, 2006, the Company completed its second collateralized debt obligation, issuing to third party investors nine tranches of investment grade collateralized debt obligations (“CDO II”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. (“the Issuer II”). At inception, the Issuer II held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475.0 million, which serve as collateral for CDO II. The Issuer II issued investment grade notes with an initial principal amount of approximately $356.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average life of CDO II. Proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of their capital invested. Proceeds of $4.7 million were distributed and recorded as a reduction of the CDO II liability during both 2009 and 2008, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company — see below. The outstanding note balance for CDO II was $329.5 million and $343.3 million at December 31, 2009 and 2008, respectively.

On December 14, 2006, the Company completed its third collateralized debt obligation, issuing to third party investors 10 tranches of investment grade collateralized debt obligations (“CDO III”) through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. (“the Issuer III”). At inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The 10 investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

III may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average life of CDO III. The outstanding note balance for CDO III was $516.9 million and $533.7 million at December 31, 2009 and 2008, respectively. CDO III has $100.0 million revolving note class that provides a revolving note facility. The CDO liability is also reduced as the investment grade notes are purchased by the Company — see below. The outstanding revolving note facility for CDO III was $86.7 million and $86.2 million at December 31, 2009 and 2008, respectively.

Proceeds from the sale of the 23 investment grade tranches issued in CDO I, CDO II and CDO III were used to repay outstanding debt under the Company’s repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company’s existing portfolio of assets.

The Company intends to own these portfolios of real estate-related assets until maturity and accounts for these transactions on its balance sheet as financing facilities. For accounting purposes, these CDOs are consolidated in the Company’s financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

During the year ended December 31, 2009, the Company purchased, at a discount, approximately $16.1 million of investment grade rated notes originally issued by the Company’s CDO I issuing entity for a price of $3.3 million, $9.3 million originally issued by the Company’s CDO II issuing entity for a price of $3.1 million, and $17.3 million originally issued by the Company’s CDO III issuing entity for a price of $5.4 million, for a total purchase of $42.8 million of notes in 2009. Approximately $20.0 million of the CDO notes were purchased from the Company’s manager, ACM, for a price of $7.8 million. In 2008, ACM purchased these notes from third party investors for $8.2 million. The remaining notes were purchased from third party investors. The Company recorded a net gain on extinguishment of debt of $31.0 million from these transactions in its Consolidated Statements of Operations.

In the first quarter of 2010, the Company purchased, at a discount, approximately $4.5 million of investment grade rated notes originally issued by our CDO I issuing entity for a price of $1.6 million, $7.9 million of investment grade rated notes originally issued by the Company’s CDO II issuing entity for a price of $1.6 million and $7.0 million originally issued by the Company’s CDO III issuing entity for a price of $1.4 million from third party investors. The Company will record a net gain on extinguishment of debt of $14.9 million from these transactions in its 2010 Consolidated Statements of Operations.

In February 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes. See “Junior Subordinated Notes” below for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $29.4 million and $27.1 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 5.25%, respectively	$26,291,219	$27,070,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 8.32%, respectively	25,057,081	25,780,000
Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.42%, respectively	6,245,736	25,774,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $25.8 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 6.85%, respectively	25,057,081	25,774,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million and $51.6 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 6.85%, respectively	24,430,653	51,550,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million and $51.6 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.93%, respectively	25,057,081	51,550,000
Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million and $15.5 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.86%, respectively	13,055,465	15,464,000
Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million and $14.4 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.22%, respectively	14,028,497	14,433,000
Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million and $38.7 million, respectively, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50% and 7.22%, respectively	28,182,248	38,660,000
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,057,081	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

	December 31, 2009	December 31, 2008
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,683,687	—
Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	18,987,535	—
Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,354,057	—

Total junior subordinated notes	$259,487,421	$276,055,000

In May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company, in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum until April 30, 2012 (the “Modification Period”). Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%. The Company paid transaction fees of approximately $1.2 million to the issuers of the junior subordinated notes related to this restructuring which will be amortized on an effective yield over the life of the notes. Furthermore, the 12% increase to the face amount due upon maturity will be amortized into expense over the life of the notes in accordance with the interest method of accounting.

In July 2009, the Company restructured its remaining $18.7 million of trust preferred securities that were not exchanged from the May 2009 restructuring transaction discussed above. The Company amended the $18.7 million of junior subordinated notes to $20.9 million of unsecured junior subordinated notes, representing 112% of the original face amount. The amended notes bear a fixed interest rate of 0.50% per annum for a period of approximately three years, the modification period. Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.74%. The Company paid a transaction fee of approximately $0.1 million to the issuers of the junior subordinated notes related to this restructuring. Furthermore, the 12% increase to the face amount due upon maturity will be amortized into expense over the life of the notes in accordance with the interest method of accounting.

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

The junior subordinated notes are unsecured, have a maturity of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, the Company had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above, resulting in a loss on termination of swaps of $8.7 million in 2009. See Note 11 — “Derivative Financial Instruments” for further information relating to these derivatives.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for $1.3 million. ACM purchased these notes from third party investors for $1.3 million in March 2009. The Company recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction. In connection with this transaction, the Company retired approximately $0.3 million of common equity related to these junior subordinated notes.

The carrying value under these facilities was $259.5 million at December 31, 2009 and $276.1 million at December 31, 2008. The current weighted average note rate was 0.50% and 7.21% at December 31, 2009 and 2008, respectively. However, based upon the accounting treatment for the restructure, the effective rate was 3.96% at December 31, 2009. The impact of these variable interest entities with respect to consolidation is discussed in Note 10 — “Variable Interest Entities.”

In February 2010, the Company retired $114.1 million of its junior subordinated notes, with a carrying value of $102.1 million, in exchange for the re-issuance of its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million, CDO bonds of other issuers it had acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash. In the first quarter of 2010, this transaction is expected to result in recording $65.3 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $23.0 million represents the estimated interest due on the bonds through their maturity, a reduction to securities available-for-sale of $0.4 million representing the fair value of CDO bonds of other issuers, and a gain on extinguishment of debt of approximately $26.0 million.

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Term credit agreement, Wachovia Bank, National Association, $269.3 million committed line, $35.3 million revolving component, expiration July 2012, interest is variable based on one-month LIBOR; the weighted average note rate was 4.38% and 3.34%, respectively(1)	$269,256,270	$393,875,807	$280,182,244	$476,593,594
Revolving credit agreement, Wachovia Bank, National Association, interest was variable based on one-month LIBOR; the weighted average note rate was 3.08%(1)	—	—	64,834,510	101,260,891
Term credit agreement, Wachovia Bank, National Association, interest was variable based on one-month LIBOR; the weighted average note rate was 2.98%(1)	—	—	32,948,717	29,604,167

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

	December 31, 2009		December 31, 2008
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Working capital facility, Wachovia Bank, National Association; $49.5 million committed line, expiration June 2012, interest is variable based on one-month LIBOR, the weighted average note rate was 8.35% and 5.51%, respectively(1)	49,505,228	—	41,907,965	—
Bridge loan warehouse, financial institution, $13.5 million committed line, expiration May 2010, interest rate was variable based on LIBOR or Prime, the weighted average note rate was 5.15%(2)	—	—	43,762,001	53,828,592
Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%, respectively	50,157,708	55,988,411	48,500,000	—
Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	5,000,000	5,000,000	5,000,000	5,000,000
Junior loan participation, maturity of May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$375,219,206	$456,164,218	$518,435,437	$667,587,244

(1)	In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as discussed below.

(2)	In July 2009, this facility was paid off as discussed below.

At December 31, 2009, the aggregate weighted average effective rate for the Company’s notes payable, including the cost of interest rate swaps on assets financed in these facilities, was 4.98%. Excluding the effect of swaps, the weighted average note rate at December 31, 2009 was 4.57%.

In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association as follows:

•	The term revolving credit agreement, with an outstanding balance of $64.0 million, was combined with the term debt facility with an outstanding balance of $237.7 million, along with a portion of the term debt facility with an outstanding balance of $30.3 million, and $15.3 million of this term debt facility was

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

combined with the working capital line with an outstanding balance of $41.9 million. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with an outstanding balance of $316.7 million at the time of the agreement, which contains a revolving component with $35.3 million of availability, and one working capital facility with an outstanding balance of $57.2 million at the time of the agreement.

•	The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012.

•	The term debt facility requires a $48.1 million reduction over the three-year term, with approximately $8.0 million in reductions due every six months beginning in December 2009.

•	Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets.

•	The working capital facility requires quarterly amortization of up to $3.0 million per quarter, $1.0 million per CDO, only if both (a) the CDO is cash flowing to the Company and (b) the Company has a minimum quarterly liquidity level of $27.5 million.

•	Interest rate of LIBOR plus 350 basis points for the term loan facility, compared to LIBOR plus approximately 200 basis points previously and LIBOR plus 800 basis points for the working capital facility, compared to LIBOR plus 500 basis points previously. The Company has also agreed to pay a commitment fee of 1.00% payable over 3 years.

•	The Company issued Wachovia one million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015.

•	Annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and the Company maintains $35.0 million of minimum liquidity.

•	The Company’s CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of the Company for the term of the facilities.

In addition, the financial covenants were been reduced to the following (see “Debt Covenants” section below for further details):

•	Minimum quarterly liquidity of $7.5 million in cash and cash equivalents.

•	Minimum quarterly GAAP net worth of $150.0 million.

•	Ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.

As a result of the above mentioned amendment, at December 31, 2009, the Company has one term credit agreement with Wachovia, which contains a revolving component with $35.3 million of availability. The facility has a commitment period of three years to July 2012 and bears an interest rate of LIBOR plus 350 basis points. Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. Subsequent to the amendment, the Company made net paydowns to the facility of $47.4 million,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

reducing the $48.1 million balance reduction requirements to $0.7 million and satisfying the requirements until June 2012. The outstanding balance under this facility was $269.3 million at December 31, 2009.

In 2010, the Company entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo Bank, National Association, to retire all of its $335.6 million of then outstanding debt for $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness is comprised of $286.1 million of term debt and a $49.5 million working capital facility, representing the outstanding balances in each facility at the time the parties began to negotiate the agreement. The agreement can be closed at any time on or before May 31, 2010 and also has two consecutive 45 day extension options which would extend the payoff date to August 27, 2010. The agreement provides the ability to apply paydowns in the Wachovia facilities against the discounted payoff amount during the term of the agreement and accordingly, the Company has made payments of $62.3 million towards the initial discounted payoff amount, leaving $113.9 million payable to Wachovia to close this agreement. The closing of this transaction is subject to certain closing conditions and the ability to obtain the necessary capital. The Company can make no assurances that it will be able to access sufficient capital under acceptable terms and conditions. In addition, the Company has obtained a waiver of its minimum tangible net worth covenant, as well as the minimum ratio of total liabilities to tangible net worth covenant, from this financial institution for December 31, 2009 through the extended payoff date of August 27, 2010. The Company has also obtained temporary amendments thereafter until December 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1. See “Debt Covenants” below for further details.

The working capital facility with Wachovia has a maturity of June 2012 and an interest rate of LIBOR plus 800 basis points. At December 31, 2009, the outstanding balance under this facility was $49.5 million.

The Company had a $70.0 million bridge loan warehouse agreement which had a maturity date of October 2009. In May 2009, the Company amended this facility, extending the maturity to May 2010, with a one year extension option, and reduced the committed amount to $13.5 million. This agreement bore a rate of interest, payable monthly, based on LIBOR plus 3.75%. In July 2009, this facility was repaid in full.

In 2008, the Company recorded a $49.5 million note payable related to the POM exchange of profits interest transaction, which was paid down to $48.5 million as of December 31, 2008. The note was initially secured by the Company’s interest in POM, matures in July 2016, and bore interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million, bears interest at a fixed rate of 4% and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. See Note 6 — “Investment in Equity Affiliates” for further details. At December 31, 2009, the outstanding balance of this note was $50.2 million.

The Company has three junior loan participations with a total outstanding balance at December 31, 2009 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans.

Mortgage Note Payable —	Held-For-Sale

During the second quarter of 2008, the Company recorded a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009. The mortgage bears interest at a fixed rate, has a maturity date of June 2012 and was recorded in mortgage note payable — held-for-sale. The outstanding balance of this mortgage was $41.4 million at December 31, 2009.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Note Payable —	Related Party

During the fourth quarter of 2008, the Company borrowed $4.2 million from the Company’s manager, ACM. At December 31, 2008, the Company had outstanding borrowings due to ACM totaling $4.2 million, which was recorded in notes payable — related party. In January 2009, the loan was repaid in full.

Debt Covenants

Each of the credit facilities contains various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. The Company was in compliance with all financial covenants and restrictions for the periods presented with the exception of a minimum tangible net worth requirement with Wachovia at December 31, 2009. The Company’s tangible net worth was $98.6 million at December 31, 2009 and the Company was required to maintain a minimum tangible net worth of $150.0 million with this financial institution. The Company has obtained a waiver of this covenant, as well as the minimum ratio of total liabilities to tangible net worth covenant, from this financial institution for December 31, 2009 and through an extended payoff date of August 27, 2010, in conjunction with amendments to its credit facilities. The Company has also obtained temporary amendments thereafter until December 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1.

The Company’s CDO bonds contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of December 31, 2009. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The chart below is a summary of the Company’s CDO compliance tests as of the most recent distribution date:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)
Current	194.40%	177.72%	111.28%
Limit	184.00%	169.50%	105.60%
Pass/Fail	Pass	Pass	Pass
Interest Coverage (2)
Current	653.93%	575.81%	686.74%
Limit	160.00%	147.30%	105.60%
Pass/Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by the Company. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

The Company also has certain cross-default provisions whereby accelerated repayment would occur under the Wachovia Term Credit and Working Capital facilities if any party defaults under any indebtedness in a principal amount of at least $5.0 million in the aggregate beyond any applicable grace period regardless of whether the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

default has been or is waived. Also, a default under the Junior Subordinated Indentures or any of the CDOs would trigger a default under the Company’s Wachovia debt agreements, but not vice versa, and no payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The Junior Subordinated Indentures are also cross-defaulted with each other.

Note 9 —	Noncontrolling Interest

Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet, with a balance of $1.9 million and $(10,981), respectively, as of December 31, 2009 and 2008, represents a third party’s interest in the equity of a consolidated subsidiary, and is related to the POM transaction discussed in Note 6 — “Investment in Equity Affiliates.” As a result of the POM transaction in March 2009, the Company recorded $18.7 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million. For the year ended December 31, 2008, $4.4 million of net income attributable to the noncontrolling interest on the Company’s Consolidated Statements of Operations primarily represented income allocated to ACM’s noncontrolling interest in the operating partnership discussed below.

On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company’s operating partnership. This transaction was accounted for as noncontrolling interest and initially entitled ACM to a 28% interest in ARLP. ACM’s noncontrolling interest in ARLP was represented by operating partnership units and was adjusted at the end of each reporting period to an amount equal to ACM’s ownership percentage of ARLP’s net equity. In April 2004, the Company issued 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company’s directors. In May 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. In addition, the Company issued 2,700,000 common shares in a public offering in June 2007.

At December 31, 2007, noncontrolling interest in the Company’s operating partnership was $72.9 million reflecting ACM’s 15.5% limited partnership interest in ARLP. In June 2008, ACM exercised its right to redeem its 3,776,069 operating partnership units (“OP units”) in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, ACM’s operating partnership ownership interest in the Company and the balance of noncontrolling interest in the operating partnership were reduced to zero as of June 30, 2008. The redemption of the noncontrolling interest in operating partnership in exchange for the Company’s common stock was recorded at book value and recorded directly to equity in additional paid-in capital. In addition, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, in relation to Mr. Kaufman’s controlling equity interest, to own more than the 7% ownership limitation.

Updated accounting guidance clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the Company and holders of such noncontrolling interests. Under the updated accounting guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income encompasses the total income of all consolidated subsidiaries and requires separate disclosure on the face of the statements of operations of income attributable to the controlling and noncontrolling interests. When a subsidiary is deconsolidated, any retained, noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The presentation and disclosure requirements have been applied retrospectively for all periods presented.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Note 10 —	Variable Interest Entities

Current accounting guidance requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

The Company has used significant judgment and assumptions in evaluating its loans and investments, mortgage-related securities and investments in equity affiliates to determine whether they are VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments and investments in equity affiliates were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses, (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately fewer voting rights in terms of its obligation to absorb the expected losses or its right to receive expected residual returns of the entity, or both. In addition, the Company has evaluated its investments in collateralized debt obligation securities and has determined that the issuing entities are considered VIEs, but has determined that the Company is not the primary beneficiary. As of December 31, 2009, the Company has identified 39 loans and investments which were made to entities determined to be VIEs with an aggregate carrying amount of $807.3 million. These VIEs had exposure to real estate debt of approximately $3.3 billion at December 31, 2009. See Note 3 — “Loans and Investments”, Note 5 — “Securities Held-To-Maturity” and Note 6 — “Investment in Equity Affiliates” for further details.

Entities that issue junior subordinated notes are considered VIEs. However, it is not appropriate to consolidate these entities, as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, they are not considered to be at risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The following is a summary of the identified VIEs as of December 31, 2009:

	Origination	Carrying
Type	Date	Amount(1)	Property	Location

Loan and investment	Dec-03	$51,136,960	Office	New York
Loan	Aug-05	17,050,000	Office	New York
Loan	Jan-06	1,600,000	Multifamily	New York
Loan	Mar-06	10,000,000	Office	Pennsylvania
Loan	Jun-06	97,812,445	Land	California
Loan	Aug-06	5,452,137	Multifamily	Indiana
Loan	Aug-06	6,996,434	Office	Texas
Loan	Sep-06	2,800,000	Office	Rhode Island
Loan	Oct-06	1,349,992	Multifamily	South Carolina
Loan	Oct-06	2,031,012	Multifamily	North Carolina
Loan	May-08	12,416,980	Multifamily	Florida
Loan	Dec-06	63,885,000	Multifamily	New York
Loan	Jan-07	4,123,938	Multifamily	Texas
Loan	Mar-07	1,960,000	Office	South Carolina
Loan	Mar-07	67,000,000	Office	New York
Loan	Apr-08	5,924,306	Multifamily	Indiana
Loan	Feb-07	64,928,626	Multifamily	Florida
Loan	Mar-07	2,000,000	Multifamily	Florida
Loan	Mar-07	6,625,103	Multifamily	Indiana
Loan	Mar-07	3,686,066	Hotel	Arizona
Loan	Mar-07	44,500,000	Multifamily	Michigan
Loan	Jun-07	100,364,308	Hotel	Various
Loan	Jun-07	9,678,584	Office	Florida
Loan	Jun-07	27,510,000	Multifamily	Arizona
Loan	Jul-07	10,938,092	Multifamily	Texas
Loan	Jul-07	9,471,765	Multifamily	Texas
Loan	Jul-07	4,654,941	Multifamily	Texas
Loan	Jul-07	21,017,324	Hotel	California
Loan	Nov-07	4,509,994	Land	Hawaii
Loan	Feb-08	56,800,000	Multifamily	California
Loan	Jul-08	27,500,000	Multifamily	Maryland
Investment	Apr-08	20,117,755	CDO bond	N/A
Investment	May-08	8,310,558	CDO bond	N/A
Investment	May-08	9,007,787	CDO bond	N/A
Investment	May-08	10,787,743	CDO bond	N/A
Investment	Apr-09	9,509,398	CDO bond	N/A
Investment	Apr-09	3,229,568	CDO bond	N/A
Investment	Apr-05	187,000	Junior subordinated notes(2)	N/A
Investment	Jun-06	391,000	Junior subordinated notes(2)	N/A

Total		$807,264,816

(1)	The Company’s maximum exposure to loss would not exceed the carrying amount of its investment. At December 31, 2009, $396.2 million of loans to VIEs had corresponding loan loss reserves of approximately $193.6 million and $61.8 million of loans to VIEs were related to loans classified as non-performing. See Note 3 — “Loans and Investments” for further details.

(2)	These entities that issued the junior subordinated notes are VIEs. It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

For the 39 VIEs identified, the Company has determined that it is not the primary beneficiary and, accordingly, the VIEs should not be consolidated in the Company’s financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of such investments. For all other investments, the Company has determined they are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or investment in equity affiliate, as appropriate.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The Company earns interest income from VIEs classified as loans, CDO bonds, and junior subordinated notes, and shares in the profits and losses of VIEs accounted for under the equity method.

The Company will be required to follow updated accounting guidance beginning with the first quarter of 2010, by providing an ongoing qualitative rather than quantitative assessment of its ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and its rights or obligations to receive benefits or absorb losses, in order to determine whether those entities will be required to be consolidated in the Company’s Consolidated Financial Statements. The Company does not expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements. See “Recently Issued Accounting Pronouncements” in Note 2 — Summary of Significant Accounting Policies above for further details.

Note 11 —	Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss until the hedged item is recognized in earnings, or net (loss) income attributable to Arbor Realty Trust, Inc., depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Specifically, the Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its expected cash receipts and its expected cash payments principally related to its investments and borrowings. The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has entered into various interest rate swap agreements to hedge its exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; and (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index.

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

The following is a summary of the derivative financial instruments held by the Company as of December 31, 2009 and 2008 (dollars in thousands):

			Notional Value				Fair Value
Designation\			December 31,	December 31,	Expiration	Balance	December 31,	December 31,
Cash Flow	Derivative	Count	2009	2008	Date	Sheet Location	2009	2008

Non-Qualifying	Basis Swaps	9	$1,061,781	$1,303,631	2012 - 2015	Other Assets	$2,002	$7,193

Qualifying	Interest Rate Swaps	1	$45,118	$—	2016	Other Assets	$514	$—

Qualifying	Interest Rate Swaps	33	$663,093	$926,428	2010 - 2017	Other Liabilities	$(47,886)	$(98,162)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The fair value of Non-Qualifying Hedges was $2.0 million and $7.2 million as of December 31, 2009 and December 31, 2008, respectively, and is recorded in other assets in the Consolidated Balance Sheet. These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. For the year ended December 31, 2009 and 2008, the change in fair value of the Non-Qualifying Swaps was $(5.2) million and $4.7 million, respectively and was recorded in interest expense on the Consolidated Statements of Operations.

The fair value of Qualifying Cash Flow Hedges as of December 31, 2009 and 2008 was $(47.4) million and $(98.2) million, respectively, and was recorded in other liabilities in the amount of $(47.9) million and in other assets in the amount of $0.5 million at December 31, 2009, and other liabilities at December 31, 2008, and the change in accumulated other comprehensive loss in the Consolidated Balance Sheet. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the year ended December 31, 2009, the Company entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap. During the year ended December 31, 2009, the Company terminated six interest rate swaps related to the Company’s restructured trust preferred securities, with a combined notional value of $140.0 million, for a loss of $8.7 million recorded to loss on termination of swaps. During the year ended December 31, 2009, the Company also terminated two interest rate swaps with a combined notional value of approximately $78.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. Additionally, one basis swap with a notional amount of $37.2 million matured and one basis swap and one interest rate swap had partially amortizing maturities totaling approximately $221.7 million. As of December 31, 2009, the Company expects to reclassify approximately $(29.1) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

Gains and losses on terminated swaps are recognized in earnings over the original life of the hedging instruments as the hedged item was designated as current and future outstanding LIBOR based debt, which has an indeterminate life, and the hedged transaction is still more likely than not to occur. The Company deferred, through accumulated other comprehensive loss, approximately $3.3 million of such loss on the termination of an interest rate swap agreement in the second quarter of 2009 and $5.0 million of such loss on the termination of an interest rate swap agreement in the first quarter of 2009. As of December 31, 2009, the Company has a net loss of $6.0 million in accumulated other comprehensive loss. As of December 31, 2008, the Company had a net gain of $1.6 million in accumulated other comprehensive loss. The Company recorded $1.1 million as additional interest expense related to the amortization of the loss for the year ended December 31, 2009 and $0.3 million as a reduction to interest expense related to the accretion of the net gains for both the years ended December 31, 2009 and 2008. The Company expects to record approximately $1.5 million of net deferred loss to interest expense over the next twelve months. The Company also recorded a loss of $8.7 million on the termination of the interest rate swaps related to the restructured trust preferred securities directly to loss on terminated swaps in the second quarter of 2009 as interest rate swaps were determined to no longer be effective or necessary due to the modified interest payment structure of the newly issued unsecured junior subordinated notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of December 31, 2009 and 2008 (dollars in thousands):

				Amount of		Amount of
				Gain or (Loss)		Gain or (Loss)
		Amount of		Reclassified from		Reclassified from
		Gain or (Loss)		Accumulated Other		Accumulated Other		Amount of
		Recognized in		Comprehensive		Comprehensive		Gain or (Loss)
		Other		Loss into		Loss into Loss		Recognized in
		Comprehensive Loss		Interest Expense		on Terminated Swaps		Interest Expense
		(Effective Portion)		(Effective Portion)		(Ineffective Portion)		(Ineffective Portion)
		For the Year Ended		For the Year Ended		For the Year Ended		For the Year Ended
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Designation\Cash Flow	Derivative	2009	2008	2009	2008	2009	2008	2009	2008

Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$2,538	$11,623

Qualifying	Interest Rate Swaps	$43,276	$(68,624)	$(29,616)	$(12,582)	$(8,730)	$—	$—	$—

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of December 31, 2009 and 2008 of $(53.3) million and $(96.6) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(47.4) million and $(98.2) million, respectively, deferred losses on terminated interest swaps of $(7.2) million as of December 31, 2009, and deferred net gains on termination of interest swaps of $1.2 million and $1.6 million as of December 31, 2009 and December 31, 2008, respectively.

The Company has agreements with certain derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(18.0) million. As of December 31, 2009, the Company has minimum collateral posting thresholds with certain derivative counterparties and has posted collateral of $18.9 million. If the Company had breached any of these provisions as of December 31, 2009, it could have been required to settle its obligations under the agreements at their termination value of $(18.0) million, which is $0.9 million less than the posted collateral.

Note 12 —	Commitments and Contingencies

As of December 31, 2009, the Company had the following material contractual obligations (dollars in thousands):

	Payments Due by Period(1)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Notes payable	$1,300	$5,000	$318,761	$—	$—	$50,158	$375,219
Collateralized debt obligations(2)	96,202	75,686	366,627	217,416	206,481	138,103	1,100,515
Repurchase agreements	2,657	—	—	—	—	—	2,657
Junior subordinated notes(3)	—	—	—	—	—	289,958	289,958
Mortgage note payable - held-for-sale	—	—	41,440	—	—	—	41,440

Totals	$100,159	$80,686	$726,828	$217,416	$206,481	$478,219	$1,809,789

(1)	Represents principal amounts due based on contractual maturities

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

(2)	Comprised of $254.1 million of CDO I debt, $329.5 million of CDO II debt and $516.9 million of CDO III debt with an estimated weighted average remaining maturity of 2.08, 3.35 and 3.15 years, respectively, as of December 31, 2009. In 2009, the Company repurchased, at a discount, approximately $42.8 million of investment grade notes originally issued by the Company’s CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $42.8 million. In the first quarter of 2010, the Company purchased, at a discount, approximately $19.4 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $19.4. million. In February 2010, the Company re-issued the CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion of its junior subordinated notes.

(3)	Represents the face amount due upon maturity. The carrying value is $259.5 million, which is net of a deferred amount of $30.5 million. In 2009, the Company repurchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by the Company’s issuing entity and recorded a reduction of the outstanding debt balance of $9.4 million. In February 2010, the Company retired $114.1 million of its junior subordinated notes in exchange for the re-issuance of certain of its own CDO bonds, as well as other assets.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $66.0 million as of December 31, 2009, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $66.0 million outstanding balance at December 31, 2009, the Company’s restricted cash balance and CDO III revolver capacity contained approximately $15.2 million of cash and $13.3 million of capacity available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.

Litigation

The Company currently is neither subject to any material adverse litigation nor, to management’s knowledge, is any material adverse litigation currently threatened against the company.

Note 13 —	Stockholders’ Equity

Preferred Stock

Concurrent with the formation of the Company, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of the Company, in exchange for 3,146,724 units of limited partnership interest in ARLP and warrants to purchase an additional 629,345 operating partnership units which were exercised in 2004. Concurrently, the Company, ARLP and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon the subsequent exercise of its warrants for additional operating partnership units was paired with one share of the Company’s special voting preferred stock. Each share of special voting preferred stock entitled the holder to one vote on all matters submitted to a vote of the Company’s stockholders. In June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were simultaneously redeemed and cancelled by the Company. At December 31, 2009 and 2008, the Company had no preferred shares or OP units outstanding.

Common Stock

The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

In March 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. In June 2007, the Company sold 2,700,000 shares of its common stock registered on the shelf registration statement in a public offering at a price of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

$27.65 per share, for net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At December 31, 2009, the Company had $425.3 million available under this shelf registration.

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

The Company had 25,387,410 and 25,142,410 shares of common stock outstanding at December 31, 2009 and 2008, respectively.

Deferred Compensation

The Company has a stock incentive plan, under which the board of directors has the authority to issue shares of stock to certain directors, officers, and employees of the Company and ACM. As of December 31, 2008, there were 326,453 unvested shares of restricted common stock issued under this plan with a weighted average grant date fair value of $19.91 per share. On April 21, 2009, the Company issued an aggregate of 245,000 shares of restricted common stock under the Plan, with a grant date fair value of $1.36 per share of which 155,000 shares were awarded to certain employees of the Company and ACM and 90,000 shares were issued to members of the board of directors. As a means of emphasizing retention at a critical time for the Company and due to their relatively low value, the 245,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant. In addition, in April 2009, 83,362 shares of previously unvested restricted common stock vested and the Company accelerated the vesting of all remaining unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain employees of the Company and ACM and non-management members of the board. All of the shares that vested in 2009 had a weighted average grant date fair value of $19.91 per share. As a result of these transactions, the Company recorded approximately $2.1 million of expense in the Company’s Consolidated Statements of Operations during the second quarter of 2009 of which, $1.7 million was recorded in employee compensation and benefits and $0.4 million was recorded in selling and administrative. In May 2009, the Company’s shareholders approved an amendment to the Plan to authorize the grant of stock options, as well as the authorization of an additional 1,250,000 shares of the Company’s common stock to be reserved for issuance under the Plan.

Dividends paid on restricted shares are recorded as dividends on shares of the Company’s common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. For the years ended December 31, 2009, 2008 and 2007, compensation expense related to this plan totaled $2.6 million, $3.0 million and $2.5 million, respectively. Such amounts appear on the Company’s Consolidated Statement of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

Warrants

In connection with the amended and restructured term credit agreements, revolving credit agreement and working capital facility with Wachovia Bank, National Association, the Company issued Wachovia one million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

warrants at an average strike price of $4.00. 500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million using the Black-Scholes method and will be amortized into interest expense over the life of the agreement in the Company’s Consolidated Statement of Operations. See Note 8 — “Debt Obligations” for further information relating to this transaction.

Note 14 —	(Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is calculated by dividing net (loss) income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income adjusted for noncontrolling interest in the operating partnership by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are the potential shares from settlement of incentive management fees in common stock, ARLP’s operating partnership units prior to the redemption for common stock in June 2008, and outstanding warrants.

During the first six months of 2008, ACM, the manager of the Company, earned incentive management fees totaling $10.2 million, of which $7.3 million was prepaid relating to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008. Based on the terms of the management agreement, ACM elected to receive its incentive management fees partially in cash totaling $5.6 million and partially in common shares totaling 472,582, all of which were issued in 2008. In addition, in June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company’s operating partnership for shares of the Company’s common stock on a one-for-one basis. For the full year December 31, 2008, these common stock equivalents were considered anti-dilutive and excluded from diluted earnings per share, as periods with a net loss cannot be diluted.

In 2007, ACM earned incentive management fees totaling $40.8 million. Based on the terms of the management agreement, ACM elected to be paid its incentive management fees partially in cash totaling $27.1 million and partially in common shares totaling 556,631 of which 86,772 were issued in 2008. A portion of these shares were considered dilutive for the period in which they were earned but not yet issued.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) earnings per share computations for the years ended December 31, 2009, 2008, and 2007, respectively.

	For the Year Ended December 31,
	2009		2008		2007
	Basic	Diluted(1)	Basic	Diluted	Basic	Diluted

Net (loss) income from continuing operations, net of non-controlling interest	$(225,355,819)	$(225,355,819)	$(80,647,550)	$(80,647,550)	$84,533,878	$84,533,878
Add: net income attributable to noncontrolling interest in operating partnership	—	—	—	—	—	16,989,177
Net loss from discontinued operations	(5,275,337)	(5,275,337)	(582,294)	(582,294)	—	—

(Loss) earnings allocable to common stock	$(230,631,156)	$(230,631,156)	$(81,229,844)	$(81,229,844)	$84,533,878	$101,523,055

Weighted average number of common shares outstanding	25,313,574	25,313,574	22,916,648	22,916,648	19,022,616	19,022,616
Weighted average number of operating partnership units	—	—	—	—	—	3,776,069
Dilutive effect of incentive management fee shares	—	—	—	—	—	71,474

Total weighted average common shares outstanding	25,313,574	25,313,574	22,916,648	22,916,648	19,022,616	22,870,159

Net (loss) income from continuing operations, net of noncontrolling interest, per common share	$(8.90)	$(8.90)	$(3.52)	$(3.52)	$4.44	$4.44
Loss from discontinued operations per common share	(0.21)	(0.21)	(0.02)	(0.02)	—	—

Net (loss) income attributable to Arbor Realty Trust, Inc. per common share	$(9.11)	$(9.11)	$(3.54)	$(3.54)	$4.44	$4.44

(1)	As of December 31, 2009, diluted net loss per share excludes one million warrants, which were anti-dilutive for the period.

Note 15 —	Related Party Transactions

Due from related party was $15.2 million at December 31, 2009 and consisted of $7.0 million for a loan paydown received by ACM in December 2009, which was repaid in the first quarter of 2010, $0.9 million of escrows due from ACM related to 2009 real estate asset transactions and $7.3 million reclassified from prepaid management fee — related party, related to the POM transaction that closed in 2009. See Note 6 — “Investment in Equity Affiliates” for further details. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by our manager prior to June 30, 2012. At

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

December 31, 2008, due from related party was $2.9 million as a result of an overpayment of incentive management compensation based on the results of the twelve months ended December 31, 2008. During the second quarter of 2009, ACM repaid the $2.9 million overpayment in full. See Note 17 — “Management Agreement” for further details.

At December 31, 2009, due to related party was $2.0 million and consisted primarily of base management fees due to ACM, which will be remitted by the Company in 2010. At December 31, 2008, due to related party was $1.0 million and consisted of $0.8 million of base management fees and $0.2 million of unearned fees due to ACM that were remitted by the Company in February 2009.

During 2009, the Company purchased from ACM, approximately $20.0 million of investment grade rated bonds originally issued by two of its three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company’s operating partnership for $9.1 million and recorded a net gain on early extinguishment of debt of $20.3 million. ACM had purchased the CDO notes from third party investors for $8.2 million in 2008, and the junior subordinated notes from third party investors for $1.3 million in 2009. See Note 8 — “Debt Obligations” for further details.

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

At December 31, 2006, the Company had a $7.75 million first mortgage loan that bore interest at a variable rate of one month LIBOR plus 4.25% and was scheduled to mature in March 2006. In March 2006, this loan was extended for one year with no other change in terms. The underlying property was sold to a third party in March 2007. The Company provided the financing to the third party and, in conjunction with the sale, the original loan was repaid in full in March 2007. The original loan was made to a not-for-profit corporation that holds and manages investment property from the endowment of a private academic institution. Two of the Company’s directors are members of the board of trustees of the original borrower and the private academic institution. Interest income recorded from the original loan for the year ended December 31, 2007 was approximately $0.1 million.

The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and the Kaufman entities together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman entity that owns an equity interest in ACM. ACM currently holds approximately 5.4 million common shares, representing 21.2% of the voting power of the Company’s outstanding stock as of December 31, 2009.

Note 16 —	Distributions

The Company must currently distribute at least 90% of its taxable income in order to qualify as a REIT and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. Additionally, the IRS has issued guidance that temporarily allows listed REITs to offer shareholders

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

elective dividends which are paid in a combination of cash and common stock, even if the amount payable in cash is capped, so long as that cap is not less than 10% of the total dividend. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

The following table presents dividends paid by the Company on its common stock for the years ended December 31, 2009, 2008 and 2007:

For Tax Purposes
			Dividend Classified					Dividend Classified
			as Ordinary Income			Capital Gain Distribution		as Return of Capital
		Dividend		Dividend			Dividend		Dividend
	Total	Paid		Paid	Qualified		Paid		Paid
	Dividends	Per		Per	Dividend		Per		Per
Year	Paid	Share	Percent	Share	Income(1)	Percent	Share	Percent	Share
(In thousands)

2009	—	—	—	—	—	—	—	—	—
2008	$47,361	$2.10	99.05%	$2.08	—	0.95%	$0.02	—	—
2007	$46,586	$2.46	94.31%	$2.32	18.10%	5.69%	$0.14	—	—

(1)	Qualified dividend income is eligible for reduced dividend rates.

The Company declared and paid distributions of $14,500, $14,539 and $14,500 for the years ended December 31, 2009, 2008 and 2007, respectively, representing the 12.5% return on the preferred shares issued to third parties by its subsidiary REIT.

Under the terms of certain financing agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of taxable income in cash if certain conditions are met, as previously disclosed. See Note 8 — “Debt Obligations” for further details.

Based on the continued difficult economic environment, the Board of Directors and the Company have elected not to pay a common stock dividend for the year ended December 31, 2009. In January 2009, the Board of Directors elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008. The dividends paid in 2008 fully satisfy its 2008 REIT distribution requirements.

Note 17 —	Management Agreement

The Company, ARLP and Arbor Realty SR, Inc. have entered into a management agreement with ACM, which provides that the Company will pay ACM a base management fee and incentive compensation fee for performing services under the management agreement.

The Company’s chief executive officer is also ACM’s chief executive officer and controlling equity owner and the Company’s chief financial officer and treasurer is also ACM’s chief financial officer. ACM has agreed to provide the Company with structured finance investment opportunities and loan servicing as well as other services necessary to operate its business. The Company relies to a significant extent on the facilities and resources of ACM to conduct its operations. ACM’s management of the Company is under the direction or supervision of the Company’s board of directors. The management agreement requires ACM to manage the business affairs in conformity with the policies and the general investment guidelines that are approved and monitored by the Company’s board of directors.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

On August 6, 2009, the Company amended its management agreement with ACM. The amendment was negotiated by a special committee of the Company’s Board of Directors, consisting solely of independent directors and approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The significant components of the amendment, effective as of January 1, 2009, were as follows:

•	The existing base management fee structure, which was calculated as a percentage of the Company’s equity, was replaced with an arrangement whereby the Company will reimburse ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and the Company estimated the 2009 base management fee would be in the range of $8.0 million to $8.5 million. The 2010 base management fee is estimated to be in the same range. Concurrent with this change, all future origination fees on investments will be retained by the Company, whereas under the prior agreement, origination fees up to 1% of the loan were retained by ACM. In addition, the Company made a $3.0 million payment to the manager in consideration of expenses incurred by the manager in 2008 in managing the Company’s business and certain other services. These changes were accounted for prospectively as a change in accounting estimate.

•	The percentage hurdle for the incentive fee will be applied on a per share basis to the greater of $10.00 and the average gross proceeds per share, whereas the previous management agreement provided for such percentage hurdle to be applied only to the average gross proceeds per share. In addition, only 60% of any loan loss and other reserve recoveries will be eligible to be included in the incentive fee calculation, which will be spread over a three year period, whereas the previous management agreement did not limit the inclusion of such recoveries in the incentive fee calculation.

•	The amended management agreement allows the Company to consider, from time to time, the payment of additional fees to the manager for accomplishing certain specified corporate objectives. In accordance with the agreement, “success-based” payments were paid in the third quarter of 2009 totaling $4.1 million, for the trust preferred and Wachovia debt restructurings.

•	The amended management agreement modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed.

•	The amended management agreement will remain in effect until December 31, 2010, and will be renewed automatically for successive one-year terms thereafter.

The amended management agreement has an initial term up to December 31, 2010 and is renewable automatically for an additional one year period every year thereafter, unless terminated with six months’ prior written notice. If the Company terminates or elects not to renew the management agreement without cause, it is required to pay a termination fee of $10.0 million.

For performing services under the management agreement, the Company previously paid ACM an annual base management fee payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of the equity up to $400.0 million, 0.625% per annum of the equity from $400.0 million to $800.0 million and 0.50% per annum of the equity in excess of $800.0 million. For purposes of calculating the base management fee, equity equaled the month end value computed in accordance with GAAP of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income. With respect to all loans and investments originated during the term of the management agreement, the Company had also agreed to pay ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

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

The incentive compensation is measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year. At least 25% of this incentive compensation fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive management fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive compensation fee is accrued as it is earned. The expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31, the Company remeasures the incentive fee expense paid to ACM in shares of the company’s common stock in accordance with current accounting guidance, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee is adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee is determined. In the event the calculated incentive compensation for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined.

ACM is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of its employees, rent for facilities and other “overhead” expenses. The Company is required to pay ACM management fees as well as reimburse ACM for all expenses incurred on behalf of the Company in connection with the raising of capital or the incurrence of debt, interest expenses, taxes and license fees, litigation and extraordinary or non recurring expenses.

ACM, pursuant to the management agreement with the Company, and Mr. Kaufman, pursuant to his non-competition agreement with the Company, have granted the Company a right of first refusal to pursue all opportunities identified by them or their affiliates to invest in multifamily and commercial mortgage loans and customized financing transactions, including bridge loans, mezzanine loans, preferred equity investments, note acquisitions and participation interests in owners of real properties (collectively, “Structured Finance Investments”) as long as such investment opportunities are consistent with the Company’s investment objectives and guidelines and such investments would not adversely affect the Company’s status as a REIT. These agreements also provide that ACM or Mr. Kaufman, as the case may be, may pursue any opportunity in Structured Finance Investments if the opportunity is rejected by both the Company’s credit committee and a majority of the Company’s independent directors.

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
December 31, 2009

Target Investments, ACM and its affiliates may pursue any other type of investment (except Structured Finance Investments) without the Company’s consent.

The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Year Ended December 31,
Management Fees:	2009	2008	2007

Base	$15,136,170	$3,539,854	$3,207,116
Incentive	—	—	21,797,859

Total expensed	$15,136,170	$3,539,854	$25,004,975

Incentive compensation — prepaid	—	7,292,448	19,047,949

Total management fee	$15,136,170	$10,832,302	$44,052,924

For the year ended December 31, 2009, as a result of the amended management agreement, the Company recorded base management fees of $15.1 million , or $0.60 per basic and diluted common share. For the years ended December 31, 2008 and 2007 ACM earned $3.5 million, and $3.2 million, respectively in base management fees. The new fee structure also provides for “success-based” payments to be paid to the Company’s manager upon the completion of specified corporate objectives in addition to the standard base management fee. In the third quarter of 2009, the base management fee included success-based payments which were paid for the trust preferred and Wachovia debt restructurings totaling an additional $4.1 million. Of the base management fees recorded, approximately $2.3 million, $0.8 million, and $0.3 million was included in due to related party at December 31, 2009, 2008 and 2007, respectively. These amounts are paid in the quarters subsequent to each respective year end.

Installments of the annual incentive compensation are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. For the year ended December 31, 2009, ACM did not earn an incentive compensation installment. During 2008, the Company paid incentive compensation installments totaling $2.9 million, of which $1.4 million was elected by ACM to be paid in 116,680 shares of common stock and $1.5 million paid in cash. For the year ended December 31, 2008, ACM did not earn an incentive compensation fee and the overpayment of $2.9 million was recorded and included in due from related party. In June 2009, ACM repaid the $2.9 million in accordance with the amended management agreement described above.

In addition, the Company recorded a $7.3 million deferred management fee related to the incentive compensation fee earned from the monetization of the POM equity kicker transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. The transaction closed in the second quarter of 2009. See Note 6 — “Investment in Equity Affiliates” for further details. The $7.3 million incentive compensation fee was elected by ACM to be paid in 355,903 shares of common stock and $4.1 million paid in cash. In accordance with the amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by our manager prior to June 30, 2012.

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
December 31, 2009

compensation management fee partially in 86,772 shares of common stock with the remainder to be paid in cash totaling $1.5 million, which was subsequently paid in February 2008.

Note 18 —	Income Taxes

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Since the Company did not have REIT-taxable income for the year ended December 31, 2009, and distributed 100% of its 2008 and 2007 REIT taxable income, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. Certain of the Company’s assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. The Company did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the years ended December 31, 2009 and 2008, but did record a provision in 2007.

The taxable REIT subsidiaries’ provision for income taxes was comprised as follows:

	Year Ended December 31,
	2009	2008	2007

Current tax provision:
Federal	$—	$—	$11,949,193
State	—	—	7,135,807

Total current tax provision	—	—	19,085,000

Deferred tax provision:
Federal	—	—	(1,380,415)
State	—	—	(819,585)

Total deferred tax provision	—	—	(2,200,000)

Total provision	$—	$—	$16,885,000

The taxable REIT subsidiaries’ effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.7	6.0	11.3
Change in valuation allowance	(40.7)	(41.0)	(2.1)
Other	—	—	(0.6)

Effective income tax rate	—%	—%	43.6%

The Company’s effective tax rate for 2009, 2008 and 2007 represents the tax on individual taxable REIT subsidiaries, some of which are in a net income or net loss position that are not combined for tax reporting purposes, but have been aggregated here for financial statement reporting purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The significant components of deferred tax assets (liabilities) were as follows:

	December 31,
	2009	2008

Deferred tax assets (liabilities):
Expenses not currently deductible	$5,253,373	$494,565
Net operating loss carryforwards	5,238,973	3,377,198
Interest in equity affiliates — net	(2,270,411)	233,121

Deferred tax assets	8,221,935	4,104,884
Valuation allowance	(6,021,935)	(1,904,884)

Net deferred tax assets	$2,200,000	$2,200,000

Deferred tax assets, net of deferred tax liabilities, are included in other assets in the Consolidated Balance Sheet. At December 31, 2009, the Company has approximately $10.5 million of deferred tax assets consisting of net operating loss carryforwards and expenses not currently deductible. In addition, the Company has approximately $2.2 million of deferred tax assets resulting from the Company’s investment in equity affiliates. The Company’s deferred tax assets are offset in part by approximately $4.5 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $6.0 million.

At December 31, 2008, the Company has approximately $3.9 million of deferred tax assets consisting of net operating loss carry forwards and expenses not currently deductible. In addition, the Company has approximately $2.2 million of deferred tax assets resulting from our investment in equity affiliates. The Company’s deferred tax assets are offset in part by approximately $2.0 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $1.9 million.

The taxable REIT subsidiaries have federal and state net operating loss carryforwards as of December 31, 2009 and 2008 of approximately $12.8 million and $8.2 million, respectively, which will expire through 2029 and 2028, respectively. The Company has concluded that it is more likely than not that the net operating losses will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, the Company has established a valuation allowance against these net deferred tax assets.

As of December 31, 2009, the Company had approximately $87.0 million of federal and state net operating losses and approximately $63.0 million of capital losses. The net operating losses will expire through 2029 and the capital losses will expire through 2014.

The Company has assessed its tax positions for all open tax years, which includes 2006 to 2009, and concluded the there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2009, 2008 and 2007.

Note 19 —	Due to Borrowers

Due to borrowers represents borrowers’ funds held by the Company to fund certain expenditures or to be released at the Company’s discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. While retained, these balances earn interest in accordance with the specific loan terms with which they are associated.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Note 20 —	Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Loans and investments, net	$1,700,774,288	$1,403,364,710	$2,181,683,619	$1,886,787,988
Available-for-sale securities	488,184	488,184	529,104	529,104
Securities held-to-maturity	60,562,808	31,774,920	58,244,348	18,735,000
Derivative financial instruments	2,516,424	2,516,424	7,192,967	7,192,967
Financial liabilities:
Repurchase agreements	$2,657,332	$2,637,909	$60,727,789	$58,390,888
Collateralized debt obligations	1,100,515,185	408,149,036	1,152,289,000	324,796,811
Junior subordinated notes	259,487,421	80,083,264	276,055,000	66,061,690
Notes payable	375,219,206	216,637,119	518,435,437	499,254,876
Note payable - related party	—	—	4,200,000	4,177,373
Mortgage note payable - held-for-sale	41,440,000	40,510,962	41,440,000	40,893,904
Derivative financial instruments	47,886,372	47,886,372	98,161,523	98,161,523

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

Repurchase agreements, notes payable and mortgage note payable — held-for-sale:  Fair values are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financing with similar characteristics and credit quality. Due to their reasonably short-term nature, the differences between fair values and carrying values were relatively small.

Collateralized debt obligations:  Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

•	Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

•	Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability. Fair valued assets and liabilities that are generally included in this category are non-government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset-backed securities including CDO bonds, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

•	Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2009:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities(1)(2)	$488,184	$488,184	$488,184	$—	$—
Derivative financial instruments	2,516,424	2,516,424	—	2,516,424	—
Financial liabilities:
Derivative financial instruments	47,886,372	47,886,372	—	47,886,372	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

(1)	During the year ended December 31, 2008, the Company’s Realty Finance Corporation, formerly CBRE, common stock securities were written to their fair value of $0.5 million, resulting in the recognition of a $16.2 million impairment that was considered other-than-temporary and included in operations for the period. An additional impairment charge of $0.4 million was recorded to the Consolidated Statements of Operations during the year ended December 31, 2009 to reflect the investment at its market value as of December 31, 2009.

(2)	During the year ended December 31, 2008, one of the Company’s Realty Finance Corporation, formerly CBRE, CDO bond securities was written down resulting in the recognition of a $1.4 million impairment that was considered other-than-temporary and included in earnings for the period. An additional impairment charge of $9.8 million was recorded to the Consolidated Statements of Operations during the year ended December 31, 2009 to reflect the reclassification of another Realty Finance Corporation, formerly CBRE, CDO bond investment from held-to-maturity to available-for-sale at market value as of December 31, 2009.

Available-for-sale securities:  Fair values are approximated on current market quotes received from financial sources that trade such securities.

Derivative financial instruments:  Fair values are approximated based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheet. The Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.

The Company measures certain financial assets and financial liabilities at fair value on a nonrecurring basis, such as loans. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2009:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net(1)	$367,339,444	$326,560,321	$—	$—	$326,560,321

(1)	The Company had an allowance for loan losses of $326.3 million relating to 31 loans with an aggregate carrying value, before reserves, of approximately $693.7 million at December 31, 2009.

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

Note 21 —	Summary Quarterly Consolidated Financial Information — Unaudited

The following tables represent summarized quarterly financial data of the Company for the years ended December 31, 2009 and 2008 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations.

Net (loss) income shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, in 2008, individual line items vary from such reports due to the presentation of discontinued operations being retroactively reclassified from property operating income and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

expenses due to reclassifying real estate owned to real estate held-for-sale in 2009, noncontrolling interest being retroactively reclassified from net (loss) income attributable to Arbor Realty Trust, Inc. in 2009 due to updated accounting guidance and interest income and interest expense were netted in accordance with Article 9 of Regulation S-X due to the relevance in understanding the Company’s operations.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Net interest income	$5,594,783	$9,619,201	$10,596,863	$11,349,207
Total other revenue	349,213	386,969	973,622	16,250
Total other expenses	140,439,824	64,328,844	59,967,401	81,733,617

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps, income (loss) from equity affiliates and provision for income taxes	(134,495,828)	(54,322,674)	(48,396,916)	(70,368,160)
Gain on exchange of profits Interest	—	—	—	55,988,411
Gain on extinguishment of debt	—	6,348,128	21,464,957	26,267,033
Loss on termination of swaps	—	—	(8,729,408)	—
Income (loss) from equity affiliates	862,451	8,856,060	(12,664,152)	2,507,134
Provision for income taxes	—	—	—	—

Net (loss) income from continuing operations	(133,633,377)	(39,118,486)	(48,325,519)	14,394,418

Loss on impairment of real estate held-for-sale	—	(4,898,295)	—	—
Loss on operations of real estate held-for-sale	—	(59,487)	(174,184)	(143,371)

Loss from discontinued operations	—	(4,957,782)	(174,184)	(143,371)

Net (loss) income	(133,633,377)	(44,076,268)	(48,499,703)	14,251,047
Net income attributable to noncontrolling interest	52,084	58,694	57,292	18,504,785

Net loss attributable to Arbor Realty Trust, Inc	$(133,685,461)	$(44,134,962)	$(48,556,995)	$(4,253,738)

Basic (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(5.27)	$(1.54)	$(1.91)	$(0.16)
Loss from discontinued operations	—	(0.20)	(0.01)	(0.01)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(5.27)	$(1.74)	$(1.92)	$(0.17)

Diluted (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(5.27)	$(1.54)	$(1.91)	$(0.16)
Loss from discontinued operations	—	(0.20)	(0.01)	(0.01)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(5.27)	$(1.74)	$(1.92)	$(0.17)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Net interest income	$24,129,205	$23,225,117	$24,011,842	$24,112,231
Total other revenue	15,799	17,208	28,629	20,693
Total other expenses	131,846,141	19,018,133	9,462,089	9,094,842

(Loss) income from continuing operations before loss from equity affiliates and provision for income taxes	(107,701,137)	4,224,192	14,578,382	15,038,082
Loss from equity affiliates	(178,791)	(1,606,505)	(562,000)	—
Provision for income taxes	—	—	—	—

Net (loss) income from continuing operations	(107,879,928)	2,617,687	14,016,382	15,038,082

Loss on operations of real estate held-for-sale	(191,748)	(219,634)	(170,912)	—

Loss from discontinued operations	(191,748)	(219,634)	(170,912)	—

Net (loss) income	(108,071,676)	2,398,053	13,845,470	15,038,082
Net income (loss) attributable to noncontrolling interest	166,852	(177,833)	2,117,464	2,333,290

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(108,238,528)	$2,575,886	$11,728,006	$12,704,792

Basic (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(4.29)	$0.11	$0.57	$0.62
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	—

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(4.30)	$0.10	$0.56	$0.62

Diluted (loss) earnings per common share:
Net (loss) income from continuing operations, net of noncontrolling interest	$(4.29)	$0.11	$0.57	$0.62
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	—

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(4.30)	$0.10	$0.56	$0.62

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2009

		Periodic		Interest Pay
		Payment	Maturity	Rate		Face	Carrying
Type	Location	Terms(1)	Date(2)	Index(3)	Prior Liens	Amount	Amount(4)

Bridge Loans:

Bridge loans in excess of 3% of carrying amount of total loans:
Office	NY	IO	Mar-13	LIBOR + 3.50%	$88,500,000	$95,000,000	$95,000,000
Multi-family	CA	IO	Aug-13	LIBOR + 5.00%	—	56,800,000	56,800,000
Hotel	FL	IO	Jul-14	LIBOR + 2.09%	—	60,000,000	60,000,000

					88,500,000	211,800,000	211,800,000

Bridge loans less than 3% of carrying amount of total loans:
Commercial	Various	IO / PI	2010-2012	Fixed 3.00% − 12.00%	33,500,000	55,374,583	55,374,583
Hotel	Various	IO / PI	2010-2013	LIBOR + 1.79% − 6.87% Floor 4.00%	55,000,000	119,027,684	108,543,460
Land	Various	IO	2010-2016	LIBOR + 1.83% − 6.48% Floor 5.32% Fixed 1.77% − 12.21%	—	241,098,809	169,949,868
Multi-family	Various	IO	2010-2015	LIBOR + 2.00% − 8.00% Floor 0.31% − 5.61% Fixed 1.10% − 11.40%	—	421,080,435	394,266,559
Office	Various	IO	2010-2016	LIBOR + 1.80% − 4.50% Floor 4.00% − 5.50% Fixed 6.29% − 7.50%	—	193,279,868	192,798,540
Retail	PA	IO	2010	LIBOR + 4.50%	—	3,835,636	3,235,636

					88,500,000	1,033,697,015	924,168,646

Total Bridge Loans					177,000,000	1,245,497,015	1,135,968,646

Mezzanine Loans:

Mezzanine loans less than 3% of carrying amount of total loans:
Commercial	NY	IO	2011	LIBOR + 3.65%	431,276,256	38,297,087	28,298,906
Condo	CA	IO	2010	LIBOR + 2.0%	84,302,321	15,869,227	1,369,227
Hotel	Various	IO	2010	LIBOR + 2.50% − 3.50%	595,000,000	30,000,000	24,000,000
Land	CA	IO	2011	—	88,479,477	9,332,969	9,332,969
Multi-family	Various	IO / PI	2010-2042	LIBOR + 2.0% − 10.0% Floor 0.48% − 5.50% Fixed 6.9% − 16.0%	1,804,756,547	140,769,817	93,654,223
Office	Various	IO / PI	2010-2017	LIBOR + 3.25% − 5.45% Fixed 9.33% − 10.50%	1,859,475,928	106,475,018	99,313,942
Retail	KY	IO	2010	LIBOR + 7.00% Floor 3.85%	14,279,924	2,750,000	—

Total Mezzanine Loans					4,877,570,453	343,494,118	255,969,267

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2009

		Periodic		Interest Pay
		Payment	Maturity	Rate			Carrying
Type	Location	Terms(1)	Date(2)	Index(3)	Prior Liens	Face Amount	Amount(4)

Junior Participations:
Junior participation loans in excess of 3% of carrying amount of total loans:
Office	NY	IO	Mar- 17	Fixed 7.58%	1,072,000,000	67,000,000	67,045,364
Junior participation loans less than 3% of carrying amount of total loans:
Commercial	CT	PI	2010	Fixed 7.89%	—	3,490,948	3,502,728
Hotel	Various	IO / PI	2014-2017	LIBOR + 6.80% − 7.26% Fixed 9.35%	166,607,053	28,686,066	28,686,066
Multi-family	Various	IO	2010-2014	LIBOR + 3.00% Fixed 4.72% − 10.04%	347,637,078	60,549,540	41,922,627
Office	Various	IO	2010-2016	LIBOR + 2.33% − 3.00% Fixed 5.32% − 12.80%	1,192,950,000	95,350,000	75,633,829

Total Junior Participations					2,779,194,131	255,076,554	216,790,614

Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans:
Hotel	Various	IO	2017	Fixed 10.00%	7,395,305,000	100,364,308	2,364,308
Multi-family	Various	IO	2011-2017	LIBOR + 4.50% − 6.00% Floor 4.53% − 5.32% Fixed 6.22% −11.40%	3,416,255,728	78,102,959	77,181,453
Office	NY	IO	2015	LIBOR + 5.00% Floor 4.25%	119,612,012	12,500,000	12,500,000

Total Preferred Equity Loans					10,931,172,740	190,967,267	92,045,761

Total Loans					$18,764,937,324	$2,035,034,954	$1,700,774,288

(1)	IO = Interest Only, PI = Principal and Interest.

(2)	Maturity date does not include possible extensions.

(3)	References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)	The federal income tax basis is approximately $2.0 billion.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS — (Continued)
DECEMBER 31, 2009

The following table reconciles the Company’s loans and investments carrying amounts for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007

Balance at beginning of year	$2,181,683,619	$2,592,093,930	$2,001,277,102
Additions during period:
New loan originations	3,000,000	290,763,795	2,007,838,793
Funding of unfunded loan commitments(1)	6,081,260	125,431,745	183,090,231
Accretion of unearned revenue	2,098,833	3,333,929	4,207,915
Reclassification of allowance for loan loss to real estate owned	4,250,000	1,500,000	—
Loan charge-offs	41,250,000	2,500,000	—
Deductions during period:
Loan payoffs	(46,802,008)	(512,419,785)	(1,211,825,279)
Loan partial payoffs	(83,948,202)	(167,435,497)	(124,950,640)
Loss on restructured loans	(57,579,561)	—	—
Reclassification from due to borrowers	(20,684,387)	—	—
Proceeds and receivables from sale of loan	(32,648,188)	—	—
Use of loan charge-offs	(41,250,000)	(2,500,000)	—
Loans converted to real estate owned	(13,850,000)	(5,000,000)	—
Provision for loan losses	(241,328,039)	(132,000,000)	(2,500,000)
Unfunded loan commitments(1)	(11,617)	(9,708,019)	(263,477,563)
Unearned revenue and costs	512,578	(4,876,479)	(1,566,629)

Balance at end of year	$1,700,774,288	$2,181,683,619	$2,592,093,930

(1)	In accordance with certain loans and investments, the Company has outstanding unfunded commitments that it is obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

No change in internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

We have audited Arbor Realty Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2009 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 8, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers set forth under the captions “Board of Directors” and “Executive Officers” of the 2010 Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the caption “Senior Officer Code of Ethics and Code of Business Conduct and Ethics” in the 2010 Proxy Statement is incorporated herein by reference.

The information regarding our audit committee under the caption “Audit Committee” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the section captioned “Executive Compensation” of the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in the section captioned “Certain Relationships and Related Transactions” and “Director Independence” of the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding our independent accountant’s fees and services in the sections captioned “Independent Accountants’ Fees” and “Audit Committee Pre-Approval Policy” of the 2010 Proxy Statement is incorporated herein by reference.

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

Exhibit
Number	Description

3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.*
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association.
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association.
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association.
10.1	Second Amended and Restated Management Agreement, dated August 6, 2009, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.❖❖❖
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†

Exhibit
Number	Description

10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on June 18, 2009).❖❖❖
10.8	Form of Restricted Stock Agreement.*
10.9	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.10	Form of Indemnification Agreement.*
10.11	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation.*
10.12	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**
10.13	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC.*
10.14	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein.†
10.15	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.†
10.16	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡
10.17	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC.‡‡
10.18	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC.†
10.19	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡
10.20	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association.◆
10.21	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC.◆
10.22	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association.◆
10.23	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors.◆◆

Exhibit
Number	Description

10.24	Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent.◆◆◆
10.25	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC.❖
10.26	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.27	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.28	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035.❖❖
10.29	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036.❖❖
10.30	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037.❖❖
10.31	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd.❖❖
10.32	Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd.❖❖
10.33	First Amended and Restated Credit Agreement, dated as of July 23, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.❖❖❖
10.34	First Amended and Restated Revolving Loan Agreement, dated as of July 23, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.❖❖❖
10.35	Registration Rights Agreement, dated as of July 23, 2009, by and between Arbor Realty Trust, Inc. and Wachovia Bank, National Association, a national banking association.

Exhibit
Number	Description

10.36	First Amendment to First Amended and Restated Credit Agreement, dated as of December 16, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.
10.37	Second Amendment to First Amended and Restated Credit Agreement, dated as of December 24, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders and Wells Fargo Bank, National Association, a national banking association, as the custodian.
10.38	First Amendment to Revolving Loan Agreement, dated as of December 24, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.
10.39	Third Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of January 20, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.
10.40	Waiver to First Amended and Restated Revolving Loan Agreement, dated as of January 20, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.
10.41	Second Amendment and Waiver to First Amended and Restated Revolving Loan Agreement, dated as of February 2, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.

Exhibit
Number	Description

10.42	Fourth Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of February 2, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.
10.43	Exchange Agreement, dated as of February 26, 2010, among Arbor Realty SR, Inc. and Taberna Preferred Funding I, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd.
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

◆	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

◆◆	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

◆◆◆	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

❖	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.

❖❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2010.

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman
Name:     Ivan Kaufman

Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ivan Kaufman Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 8, 2010

/s/ Paul Elenio Paul Elenio	Chief Financial Officer (Principal Financial Officer)	March 8, 2010

/s/ John Bishar John Bishar	Director	March 8, 2010

/s/ Archie R. Dykes Archie R. Dykes	Director	March 8, 2010

/s/ Karen Edwards Karen Edwards	Director	March 8, 2010

/s/ William Helmreich William Helmreich	Director	March 8, 2010

/s/ Walter K. Horn Walter K. Horn	Director	March 8, 2010

/s/ C. Michael Kojaian C. Michael Kojaian	Director	March 8, 2010

/s/ Melvin F. Lazar Melvin F. Lazar	Director	March 8, 2010

/s/ Joseph Martello Joseph Martello	Director	March 8, 2010

/s/ Kyle Permut Kyle Permut	Director	March 8, 2010