Form 10-Q
period 2010-03-31
ARBOR REALTY TRUST INC
filed 2010-05-07
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 25,477,410 outstanding (excluding 279,400 shares held in the treasury) as of May 7, 2010.

ARBOR REALTY TRUST, INC.
FORM 10-Q
INDEX

CAUTIONARY STATEMENTS
     The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc. We urge you to carefully review and consider the various disclosures made by us in this report.
     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Cash and cash equivalents	$56,093,924	$64,624,275
Restricted cash (includes $40,978,910 and $27,935,470 from consolidated VIEs, respectively)	40,978,910	27,935,470
Loans and investments, net (includes $1,279,789,460 and $1,305,593,730 from consolidated VIEs, respectively)	1,622,215,506	1,700,774,288
Available-for-sale securities, at fair value (includes $35,814,344 and $0 from consolidated VIEs, respectively)	35,931,923	488,184
Securities held-to-maturity, net (includes $0 and $60,562,808 from consolidated VIEs, respectively)	—	60,562,808
Investment in equity affiliates	64,766,344	64,910,949
Real estate owned, net (includes $2,658,767 and $2,658,128 from consolidated VIEs, respectively)	8,174,577	8,205,510
Real estate held-for-sale, net	41,440,000	41,440,000
Due from related party (includes $815,427 and $4,165,695 from consolidated VIEs, respectively)	8,107,875	15,240,255
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $17,630,887 and $21,011,295 from consolidated VIEs, respectively)	49,806,693	57,545,084

Total assets	$1,946,563,701	$2,060,774,772

Liabilities and Equity:
Repurchase agreements	$2,154,331	$2,657,332
Collateralized debt obligations (includes $1,127,574,809 and $1,100,515,185 from consolidated VIEs, respectively)	1,127,574,809	1,100,515,185
Junior subordinated notes to subsidiary trust issuing preferred securities	157,496,259	259,487,421
Notes payable	329,532,817	375,219,206
Mortgage note payable — held-for-sale	41,440,000	41,440,000
Due to related party	1,207,379	1,997,629
Due to borrowers (includes $2,616,727 and $2,734,526 from consolidated VIEs, respectively)	5,778,365	6,676,544
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $35,539,413 and $34,351,469 from consolidated VIEs, respectively)	100,757,906	97,024,352

Total liabilities	1,843,064,999	1,962,140,802

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,666,810 shares issued, 25,387,410 shares outstanding at March 31, 2010 and December 31, 2009	256,668	256,668
Additional paid-in capital	450,376,782	450,376,782
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
Accumulated deficit	(267,215,160)	(293,585,378)
Accumulated other comprehensive loss	(74,835,653)	(53,331,105)

Total Arbor Realty Trust, Inc. stockholders’ equity	101,559,276	96,693,606

Noncontrolling interest in consolidated entity	1,939,426	1,940,364

Total equity	103,498,702	98,633,970

Total liabilities and equity	$1,946,563,701	$2,060,774,772

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income	$24,218,425	$30,500,023
Interest expense	18,087,260	19,150,816

Net interest income	6,131,165	11,349,207

Other revenue:
Property operating income	303,455	—
Other income	798,047	16,250

Total other revenue	1,101,502	16,250

Other expenses:
Employee compensation and benefits	1,904,953	2,391,984
Selling and administrative	1,277,995	2,082,342
Property operating expenses	434,854	—
Depreciation and amortization	43,739	—
Provision for loan losses	25,000,000	67,500,000
Loss on restructured loans	—	9,036,914
Management fee — related party	1,900,000	722,377

Total other expenses	30,561,541	81,733,617

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, gain on sale of securities and (loss) income from equity affiliates	(23,328,874)	(70,368,160)
Gain on exchange of profits interest	—	55,988,411
Gain on extinguishment of debt	46,498,479	26,267,033
Gain on sale of securities	3,303,480	—
(Loss) income from equity affiliates	(45,575)	2,507,134

Net income from continuing operations	26,427,510	14,394,418

Loss from discontinued operations	—	(143,371)

Net income	26,427,510	14,251,047
Net income attributable to noncontrolling interest	53,717	18,504,785

Net income (loss) attributable to Arbor Realty Trust, Inc.	$26,373,793	$(4,253,738)

Basic earnings (loss) per common share:
Net income (loss) from continuing operations, net of noncontrolling interest	$1.04	$(0.16)
Loss from discontinued operations	—	(0.01)

Net income (loss) attributable to Arbor Realty Trust, Inc.	$1.04	$(0.17)

Diluted earnings (loss) per common share:
Net income (loss) from continuing operations, net of noncontrolling interest	$1.04	$(0.16)
Loss from discontinued operations	—	(0.01)

Net income (loss) attributable to Arbor Realty Trust, Inc.	$1.04	$(0.17)

Dividends declared per common share	$—	$—

Weighted average number of shares of common stock outstanding:
Basic	25,387,410	25,142,410

Diluted	25,387,410	25,142,410

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2010
(Unaudited)

									Total Arbor
			Common					Accumulated	Realty Trust,
		Common	Stock	Additional	Treasury			Other	Inc.	Non-
	Comprehensive	Stock	Par	Paid-in	Stock	Treasury	Accumulated	Comprehensive	Stockholders’	controlling
	Income (1)	Shares	Value	Capital	Shares	Stock	Deficit	Loss	Equity	Interest	Total

Balance — January 1, 2010		25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(293,585,378)	$(53,331,105)	$96,693,606	$1,940,364	$98,633,970
Distributions — preferred stock of private REIT							(3,575)		(3,575)		(3,575)
Net income	$26,427,510						26,373,793		26,373,793	53,717	26,427,510
Distribution to non-controlling interest										(54,655)	(54,655)
Net unrealized loss on securities available-for-sale	(18,553,255)							(18,553,255)	(18,553,255)		(18,553,255)
Unrealized loss on derivative financial instruments	(10,893,362)							(10,893,362)	(10,893,362)		(10,893,362)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	7,942,069							7,942,069	7,942,069		7,942,069

Balance — March 31, 2010	$4,922,962	25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(267,215,160)	$(74,835,653)	$101,559,276	$1,939,426	$103,498,702

(1)	Comprehensive income for the three months ended March 31, 2009 was $21,609,849.
See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$26,427,510	$14,251,047
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43,739	283,022
Stock-based compensation	—	463,132
Gain on exchange of profits interest	—	(55,988,411)
Gain on extinguishment of debt	(46,498,479)	(26,267,033)
Gain on sale of securities	(3,303,480)	—
Provision for loan losses	25,000,000	67,500,000
Loss on restructured loans	—	9,036,914
Amortization and accretion of interest and fees	2,476,256	(653,858)
Change in fair value of non-qualifying swaps	219,358	743,836
Loss (income) from equity affiliates	45,575	(2,507,134)
Changes in operating assets and liabilities:
Other assets	1,331,135	13,495,673
Other liabilities	(1,558,908)	(1,145,047)
Deferred fees	—	2,335,008
Due from/to related party	6,342,130	(13,464,233)

Net cash provided by operating activities	$10,524,836	$8,082,916

Investing activities:
Loans and investments funded, originated and purchased, net	(892,989)	(2,832,878)
Payoffs and paydowns of loans and investments	56,006,658	41,817,564
Deposits received relating to loan held-for-sale	1,000,000	—
Due to borrowers and reserves	3,173,281	(2,667,975)
Purchase of securities	(4,481,719)	—
Principal collection on securities	99,499	958,712
Proceeds from sale of securities	14,370,469	—
Investment in real estate owned, net	(12,806)	—
Contributions to equity affiliates	(358,746)	—
Distributions from equity affiliates	457,938	686,172

Net cash provided by investing activities	$69,361,585	$37,961,595

Financing activities:
Proceeds from notes payable and repurchase agreements	—	1,657,709
Payoffs and paydowns of notes payable and repurchase agreements	(46,189,390)	(28,390,668)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	(10,500,122)	(1,265,625)
Payoff of notes payable — related party	—	(4,200,000)
Payoffs and paydowns of collateralized debt obligations	(17,875,590)	(8,271,212)
Change in restricted cash	(13,043,440)	10,252,109
Payments on swaps to hedge counterparties	(4,900,000)	(26,450,588)
Receipts on swaps from hedge counterparties	4,150,000	24,200,000
Distributions paid to noncontrolling interest	(54,655)	(111,630)
Distributions paid on stock	(3,575)	(3,578)
Payment of deferred financing costs	—	(80,700)

Net cash used in financing activities	$(88,416,772)	$(32,664,183)

Net (decrease) increase in cash and cash equivalents	$(8,530,351)	$13,380,328
Cash and cash equivalents at beginning of period	64,624,275	832,041

Cash and cash equivalents at end of period	$56,093,924	$14,212,369

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental cash flow information:
Cash used to pay interest	$18,159,065	$14,788,103

Cash used for taxes	$14,379	$89,731

Supplemental schedule of non-cash investing and financing activities:
Extinguishment of trust preferred securities	$102,110,610	$—

Re-issuance of CDO debt	$42,304,391	$—

Accrual of interest on reissued collateralized debt obligations	$22,941,851	$—

Available-for-sale securities exchanged	$400,000	$—

Investments transferred to available-for-sale securities, at fair value	$35,814,344	$—

Margin calls applied to repurchase agreements	$—	$4,845,810

Partial termination of swap	$—	$5,090,000

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
     On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP. In addition, certain employees of ACM were transferred to ARLP. These assets, liabilities and employees represent a substantial portion of ACM’s structured finance business. The Company is externally managed and advised by ACM and pays ACM a management fee in accordance with a management agreement. ACM also sources originations, provides underwriting services and services all structured finance assets on behalf of ARLP, and its wholly owned subsidiaries.
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
     In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio. The underwriters did not exercise their over allotment option for additional shares. At April 19, 2010, the unused portion of $425.3 million of securities under the previously mentioned shelf registration were no longer eligible to be offered and sold due to its expiration on the third anniversary of its effective date.
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
     The Company had 25,387,410 shares of common stock outstanding at March 31, 2010 and December 31, 2009.
Note 2 — Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the FASB Accounting Standards Codification™, the authoritative reference for accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although management believes that the disclosures presented herein are adequate to prevent the accompanying unaudited consolidated interim financial statements presented from being misleading.
     The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that impact the VIE’s economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses. Updated accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its three collateralized debt obligation (“CDO”) subsidiaries on its Consolidated Balance Sheets. Entities in which the Company owns a voting interest of 20 percent to 50 percent are accounted for primarily under the equity method.
     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. Interest income and interest expense were netted on the Company’s Consolidated Statements of Operations in accordance with Article 9 of Regulation S-X due to the relevance in understanding its operations. In 2009, one of the Company’s real estate investments was reclassified from real estate owned to real estate held-for-sale, and resulted in a reclassification from property operating income and expenses to discontinued operations for all prior period presentations. In the first quarter of 2010, recent accounting guidance required expanded disclosure of VIEs to include disclosure of assets and liabilities of the Company’s CDOs on its Consolidated Balance Sheets as described above.
     The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the consolidated interim financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through the issuance of the Consolidated Financial Statements.
     The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Cash and Cash Equivalents
     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and the Company believes that this risk is not significant.
     Restricted Cash
     At March 31, 2010 and December 31, 2009, the Company had restricted cash of $41.0 million and $27.9 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 8 — “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs, principal repayments for CDO I and interest payments received from loans in the CDOs, which are remitted quarterly to the bond holders and the Company in the month following the quarter.
     Loans and Investments
     At the time of purchase, the Company designates a security as held-to-maturity, available-for-sale, or trading depending on ability and intent to hold. The Company does not have any securities designated as trading or held-to-maturity at this time. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment. Management closely monitors market conditions on which it bases such decisions.
     The Company also assesses certain of its securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, should be written down to their fair value against earnings. On a quarterly basis, the Company reviews these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions and is not necessarily intended to indicate a permanent decline in value. The Company calculates a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.
     Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
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
     From time to time the Company may enter into an agreement to sell a loan. These loans are considered held-for-sale and are valued at the lower of the loan’s carrying amount or fair value less costs to sell. For the sale of loans, recognition occurs when ownership passes to the buyer.
     Impaired Loans and Allowance for Loan Losses
     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The company evaluates each loan in its portfolio on a quarterly basis. The Company’s loans are individually specific and unique as it relates to product type, geographic location, collateral type, as well as to the rights and remedies and the position in the capital structure the Company’s loans and investments have in relation to the underlying collateral. The Company evaluates all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. Included in the evaluation of the capitalization and market discount rates, the Company considers not only assumptions specific to collateral but also considers geographical and industry trends that could impact the collateral’s value.
     If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $351.3 million relating to 33 loans with an aggregate carrying value, before reserves, of approximately $710.7 million at March 31, 2010 and $326.3 million in allowance for loan losses relating to 31 loans with an aggregate carrying value, before reserves, of approximately $693.7 million at December 31, 2009.
     Real Estate Owned and Held-For-Sale
     Real estate owned, shown net of accumulated depreciation, is comprised of real property acquired by foreclosure or deed in lieu of foreclosure. Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of the net carrying value of the loan previously collateralized by the real estate or estimated fair value of the real estate at the time of foreclosure or delivery of a deed in lieu of foreclosure. The net carrying value is the unpaid principal balance of the loan, adjusted for any unamortized deferred fees, loan loss allowances and amounts previously recorded as due to borrower.
     Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred and costs subsequently incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.
     The Company allocates the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases at fair value. The Company finalizes its purchase price allocation on these assets within one year of the acquisition date. The Company amortizes the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.
     Real estate assets, including assets acquired by foreclosure or deed in lieu of foreclosure that are operated for the production of income are depreciated using the straight-line method over their estimated useful lives.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.
     Our properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. The Company recognizes impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets. Measurement of impairment is based upon the estimated fair value of the asset. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.
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
     Revenue Recognition
     Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. The Company did not record interest income from such investments for the three month period ended March 31, 2010 and March 31, 2009, respectively.
     Property operating income — Property operating income represents income associated with the operations of two commercial real estate properties recorded as real estate owned. The Company recognizes revenue for these activities when the fees are fixed or determinable, or evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the three month period ended March 31, 2010, the Company recorded approximately $0.3 million of property operating income relating to its real estate owned. During the third quarter of 2009, one of the Company’s three real estate investments was reclassified from real

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
estate owned to real estate held-for-sale and resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods. See Note 7 — “Real Estate Owned and Held-For-Sale” for further details.
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
     Investment in Equity Affiliates
     The Company invests in joint ventures that are formed to acquire, develop, and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, or are VIEs for which the Company is not the primary beneficiary, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. The Company records its share of the net income and losses from the underlying properties and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statements of Operations as income or losses from equity affiliates.
     Stock-Based Compensation
     The Company has granted certain of its employees, and employees of ACM, restricted stock awards consisting of shares of the Company’s common stock that vest annually over a multi-year period, subject to the recipient’s continued service to the Company. The Company records stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. Dividends are paid on the restricted stock as dividends are paid on shares of the Company’s common stock whether or not they are vested. Stock-based compensation is disclosed in the Company’s Consolidated Statements of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.
     Income Taxes
     The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that the Company distributes at least 90% of taxable income and meets certain other requirements. Certain of the Company’s assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by the Company’s taxable REIT subsidiaries, the income of which is subject to federal and state income tax.
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
     Other Comprehensive Income / (Loss)
     The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At March 31, 2010, accumulated other comprehensive loss was $74.8 million and consisted of $56.3 million of net unrealized loss on derivatives designated as cash flow hedges and $18.5 million in net unrealized loss related to changes in the fair

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
value of available-for-sale securities. At December 31, 2009, accumulated other comprehensive loss was $53.3 million and consisted of net unrealized losses on derivatives designated as cash flow hedges.
     Derivatives and Hedging Activities
     The Company recognizes all derivatives as either assets or liabilities at fair value and these amounts are recorded in other assets or other liabilities on the Consolidated Balance Sheets. Additionally, the fair value adjustments will affect either accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company utilizes quotations from a third party to assist in the determination of these fair values.
     The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
     In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. Derivatives are used for hedging purposes rather than speculation. See Note 9 — “Derivative Financial Instruments” for further details.
     Variable Interest Entities
     The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in debt securities were potential variable interests. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE’s economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses. See Note 10 — “Variable Interest Entities” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     Recently Issued Accounting Pronouncements
     In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination. This guidance is effective for the third quarter of 2010, though early adoption is permitted, and the Company does not expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements.
     In February 2010, the FASB issued updated guidance on consolidation of variable interest entities for companies that apply measurement principles consistent with those followed by investment companies. This guidance is effective for the first quarter of 2010 and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.
     In February 2010, the FASB issued updated guidance on subsequent events which states that disclosure of the date through which subsequent events have been evaluated, the issuance date of the financial statements, is no longer required. This guidance is effective upon issuance and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.
     In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a material effect on the Company’s Consolidated Financial Statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010 and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.
     In January 2010, the FASB issued updated guidance on accounting for distributions to shareholders with components of stock and cash, which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Note 3 — Loans and Investments
     The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated:

					At March 31, 2010		At December 31, 2009
	March 31,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2010	of Total	2009	of Total	Count	Pay Rate(1)	Count	Pay Rate(1)
	(Unaudited)				(Unaudited)
Bridge loans	$1,193,782,578	60%	$1,245,497,015	61%	55	4.54%	56	5.00%
Mezzanine loans	343,378,479	17%	343,494,118	17%	37	5.30%	37	5.43%
Junior participation loans	255,047,872	13%	255,076,554	13%	15	5.13%	15	5.46%
Preferred equity Investments	188,988,844	10%	190,967,267	9%	18	2.81%	18	2.84%

	1,981,197,773	100%	2,035,034,954	100%	125	4.59%	126	4.93%

Unearned revenue	(7,654,228)		(7,932,627)
Allowance for loan losses	(351,328,039)		(326,328,039)

Loans and investments, net	$1,622,215,506		$1,700,774,288

(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of March 31, 2010, the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 32% of total assets. At December 31, 2009 the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 31% of total assets. As of March 31, 2010 and December 31, 2009, the Company had 125 and 126 loans and investments, respectively. As of March 31, 2010, 37%, 13%, and 11% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively. As of December 31, 2009, 38%, 13%, and 11% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively.
Impaired Loans and Allowance for Loan Losses
     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at March 31, 2010, it was determined that 33 loans with an aggregate carrying value, before reserves, of $710.7 million were impaired. At December 31, 2009, it was determined that 31 loans with an aggregate carrying value, before reserves, of $693.7 million were impaired.
     The Company performed an evaluation of the impaired loans and determined that the fair value of the underlying collateral securing the loans was less than the net carrying value of the loans, resulting in a $25.0 million provision for loan losses for the three months ended March 31, 2010, respectively. Of the $25.0 million of loan loss reserves recorded during the three months ended March 31, 2010, $19.6 million was on loans on which the Company had previously recorded reserves, while $5.4 million of reserves related to other loans in the Company’s portfolio. The Company recorded a $67.5 million provision for loan losses for the three months ended March 31, 2009.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     As a result of the quarterly review process at March 31, 2010, the Company identified loans and investments that it considers higher-risk loans which had a carrying value, before reserves, of approximately $647.1 million and a weighted average loan-to-value (LTV) ratio of 99%, as compared to lower-risk loans with a carrying value, before reserves, of $1.3 billion and a weighted average LTV ratio of 89%. There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss.
     A summary of the changes in the allowance for loan losses is as follows:

For the Three Months Ended
March 31, 2010
Allowance at beginning of the period	$326,328,039
Provision for loan losses	25,000,000

Allowance at end of the period	$351,328,039

     As of March 31, 2010, ten loans with a net carrying value of approximately $82.3 million, net of related loan loss reserves of $116.4 million, were classified as non-performing. All ten loans had loan loss reserves. Income is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2009, 13 loans with a net carrying value of approximately $110.8 million, net of related loan loss reserves of $115.0 million, were classified as non-performing for which income recognition had been suspended. The Company had previously established loan loss reserves on all of these loans.
     In the first quarter of 2010, the Company entered into an agreement to sell a mezzanine loan for $25.0 million. As a result, the loan is recorded at fair value, equal to the purchase price less expected costs to complete the sale, in loans and investments on the Company’s Consolidated Balance Sheet as of March 31, 2010 and is expected to close in the third quarter of 2010.
     During the fourth quarter of 2009, the Company entered into an agreement to sell one of its bridge loans for $35.0 million. The Company received $20.5 million in non-refundable deposits from the purchaser during the fourth quarter of 2009, which was recorded in other liabilities on the Company’s Consolidated Balance Sheet. The remaining purchase price was collected at the close of the transaction in April 2010. As a result, this loan is recorded at its fair value, equal to the purchase price of the loan less expected costs to complete the sale, in loans and investments on the Company’s Consolidated Balance Sheet as of March 31, 2010.
     During the quarter ended March 31, 2009, the Company received $11.8 million in principal paydowns on two loans with a carrying value of $22.9 million and recorded a loss on the restructuring of these loans of approximately $9.0 million. As a result, the carrying value was reduced to approximately $2.1 million at March 31, 2009. There were no losses on restructuring for the quarter ended March 31, 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s securities available-for-sale at March 31, 2010:

	Face	Amortized	Other-Than-Temporary	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Gain	Loss (1)	Fair Value
Common equity securities	$—	$88,184	$—	$29,395	$—	$117,579

Collateralized debt obligation bonds	54,890,489	48,160,903	—	—	(18,791,609)	29,369,294

Commercial mortgage-backed securities	6,500,000	6,236,091	—	208,959	—	6,445,050

Total available-for-sale securities	$61,390,489	$54,485,178	$—	$238,354	$(18,791,609)	$35,931,923

(1)	All four collateralized debt obligation bonds were in an unrealized loss position at March 31, 2010.
     The following is a summary of the Company’s available-for-sale securities at December 31, 2009:

	Face	Amortized	Other-Than-Temporary	Unrealized	Estimated
	value	Cost	Impairment	Loss	Fair Value
Common equity securities	$—	$529,104	$(440,920)	$—	$88,184

Collateralized debt obligation bonds	25,000,000	11,607,136	(11,207,136) (1)	—	400,000

Total available-for-sale securities	$25,000,000	$12,136,240	$(11,648,056)	$—	$488,184

(1)	Cumulative total includes $9.8 million recorded in 2009 and $1.4 million recorded in 2008.
     The following is a summary of the underlying credit rating of the Company’s collateralized debt obligation bonds and commercial mortgage-backed security (“CMBS”) investments available-for-sale at March 31, 2010 and December 31, 2009:

	At March 31, 2010			At December 31, 2009
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total
AAA	2	$6,236,091	11%	—	$—	—
AA	1	10,792,004	20%	—	—	—
BBB+	1	20,289,115	37%	1	10,219,636	88%
BBB	1	9,104,380	17%	—	—	—
BB-	1	7,975,404	15%	—	—	—
B	—	—	—	1	1,387,500	12%

	6	$54,396,994	100%	2	$11,607,136	100%

(1)	Based on the rating published by Standard & Poor’s for each security.
     In March 2010, the Company sold a AAA rated CMBS, with an amortized cost of $1.5 million, for $1.8 million and a BBB rated CMBS investment with an amortized cost of $9.6 million for $12.5 million and recorded an aggregate gain of $3.3 million in its Consolidated Statement of Operations. These securities were classified as held-to-maturity at December 31, 2009, however, the Company made the decision to sell the securities at a gain due to favorable market opportunities. Accordingly, because this is considered a change of intent to hold the securities, the Company reclassified all remaining held-to-maturity securities, with a carrying amount of $54.4 million, to available-for-sale at their estimated fair value of $35.8 million with a net unrealized loss of $18.6 million recorded in accumulated other comprehensive loss on the Company’s

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Consolidated Balance Sheet in the first quarter of 2010. See Note 5 — “Securities Held-To-Maturity” below for further details.
     During the three months ended March 31, 2010, the Company received principal repayments of $0.1 million on one of the Company’s CDO bond securities reclassified from held-to-maturity during the quarter. In 2009, the Company had received repayments of principal of $2.7 million on this security.
     At December 31, 2009, a BBB+ rated investment grade commercial real estate (“CRE”) collateralized debt obligation bond, with a face value of $20.0 million and a discount of $9.8 million, and a B rated investment grade CRE collateralized debt obligation bond, with a face value of $5.0 million and a discount of $3.6 million, were reclassified from held-to-maturity to available-for-sale. The Company exchanged these two bonds in the retirement of a portion of its own junior subordinated notes in February 2010. An other-than-temporary impairment of $9.8 million was recognized upon the reclassification during the fourth quarter of 2009. During the fourth quarter of 2008, the Company determined that the B rated CRE collateralized debt obligation bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s 2008 Consolidated Financial Statements. See Note 8 — “Debt Obligations — Junior Subordinated Notes” for further details. These securities bore interest at a weighted average spread of 56 basis points over LIBOR, had a weighted average stated maturity of 42.3 years, and had an estimated average remaining life of 7.3 years due to the maturities of the underlying assets. See Note 5 — “Securities Held-To-Maturity” below.
     Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. The company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at their maturity. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment. The Company’s efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. As of March 31, 2010, the collateralized debt obligation bond securities available-for-sale have been in an unrealized loss position as compared to their original purchase price for more than twelve months. In addition, the Company’s CMBS investments were in an unrealized gain position at March 31, 2010. Based on the Company’s analysis as of March 31, 2010, the Company has concluded that these investments are not other-than-temporarily impaired.
     The remaining CMBS securities bear interest at a weighted average coupon rate of 5.15%, have a weighted average stated maturity of 28.0 years but have an estimated average remaining life of 4.3 years due to the maturities of the underlying assets. The CDO bond securities bear interest at a weighted average spread of 34 basis points over LIBOR, had a weighted average stated maturity of 34.0 years, but had an estimated average remaining life of 3.4 years due to the maturities of the underlying assets. All of the Company’s debt securities have a maturity greater than ten years as of March 31, 2010.
     For the three months ended March 31, 2010, the average yield on the Company’s CDO bond and CMBS securities available-for-sale based on their face values was 4.13% including the accretion of discount. For the three months ended March 31, 2009, the average yield on the Company’s CDO bond securities held-to-maturity based on their face values was 4.34% including the accretion of discount.
     During 2007, the Company purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million, which had a fair value of $0.1 million at both March 31, 2010 and December 31, 2009. In 2008 and 2009, the Company concluded that these securities were other-than-temporarily impaired and recorded $16.2 million and $0.4 million of impairment charges to the Consolidated Statements of Operations in 2008 and 2009, respectively. The Company

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
did not record other-than-temporary impairment charges on these securities for the three months ended March 31, 2010 and 2009.
     The cumulative amount of unrealized gain recorded in other comprehensive loss related to these securities as of March 31, 2010 was less than $0.1 million. At December 31, 2009, all losses in fair value on these securities to date were recorded as other-than-temporary impairments, and therefore recognized in earnings.
Note 5 — Securities Held-To-Maturity
     The Company had no securities held-to-maturity at March 31, 2010.
     The following is a summary of the Company’s securities held-to-maturity at December 31, 2009:

	Face	Amortized	Other-Than-Temporary	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Impairment	Value	Gain	Loss (1)	Fair Value
Collateralized debt obligation bonds	$54,989,988	$47,823,843	$—	$47,823,843	$—	$(31,154,843)	$16,669,000
Commercial mortgage-backed securities	17,000,000	12,738,965	—	12,738,965	2,366,955	—	15,105,920

Total securities held-to-maturity	$71,989,988	$60,562,808	$—	$60,562,808	$2,366,955	$(31,154,843)	$31,774,920

(1)	All four collateralized debt obligation bonds were in an unrealized loss position at December 31, 2009.
     The following is a summary of the underlying credit ratings of the Company’s securities held-to-maturity at December 31, 2009:

	At December 31, 2009
		Amortized	Percent
Rating (1)	#	Cost	of Total
AAA	3	$32,355,109	53%
AA	1	10,787,743	18%
AA-	1	7,910,558	13%
BBB+	—	—	—
BBB	1	9,509,398	16%
BB-	—	—	—

	6	$60,562,808	100%

(1)	Based on the rating published by Standard & Poor’s for each security.
     During the second quarter of 2008, the Company purchased $82.7 million of investment grade CRE collateralized debt obligation bonds for $58.1 million, representing a $24.6 million discount to their face value. The discount was accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. At December 31, 2009, a BBB+ rated investment grade CRE collateralized debt obligation bond, with a face value of $20.0 million and a discount of $9.8 million, and a B rated investment grade CRE collateralized debt obligation bond, with a face value of $5.0 million and a discount of $3.6 million, were reclassified from held-to-maturity to available-for-sale. During the fourth quarter of 2008, the Company determined that the B rated CRE collateralized debt obligation bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s 2008 Consolidated Financial Statements. The Company exchanged these two bonds in the retirement of a portion of its own junior subordinated notes in February 2010. An other-than-temporary impairment of $9.8 million was recognized upon the reclassification during the fourth quarter of 2009. See Note 4 — “Securities Available-For-Sale” above. For the three months ended March 31,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
2010, the Company accreted approximately $0.4 million of the discount into interest income, representing accretion on approximately $10.0 million of the total original discount. For the three months ended March 31, 2009, the Company accreted approximately $0.6 million of discount into interest income, representing accretion on approximately $21.0 million of total discount.
     In March 2010, the Company sold a AAA rated CMBS investment with a amortized cost of $1.5 million for $1.8 million and a BBB-rated CMBS investment with a amortized cost of $9.6 million for $12.5 million and recorded an aggregate gain of approximately $3.3 million in its Consolidated Statement of Operations. These securities were classified as held-to-maturity at December 31, 2009, however, the Company made the decision to sell the securities at a gain due to favorable market opportunities. As a result, in the first quarter of, 2010, the Company reclassified all remaining held-to-maturity securities, with a carrying amount of $54.4 million to available-for-sale at their estimated fair value of $35.8 million, with a net unrealized loss of $18.6 million recorded in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet.
     In 2009, the Company purchased $17.0 million of investment grade CMBS for $12.4 million plus accrued interest, representing a $4.6 million discount to their face value. During the first quarter of 2010, the Company purchased an additional $4.5 million investment grade CMBS, at a discount of less than $0.1 million. Purchase discounts are accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three months ended March 31, 2010, the Company accreted approximately $0.1 million of these discounts into interest income. No discount was accreted for the three months ended March 31, 2009.
     Securities held-to-maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or interest method. The Company evaluates held-to-maturity securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment.
     In 2008, the Company entered into a repurchase agreement with a financial institution for the purpose of financing a portion of the Company’s CDO bond securities. At December 31, 2009, the balance of this facility totaled $0.2 million and in January 2010, the facility was repaid in full.
Note 6 — Investment in Equity Affiliates
     The following is a summary of the Company’s investment in equity affiliates at March 31, 2010 and December 31, 2009:

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	March 31,	December 31,	March 31,
Equity Affiliates	2010	2009	2010
930 Flushing & 80 Evergreen	$491,975	$491,975	$24,295,695
450 West 33rd Street	1,136,960	1,136,960	50,000,000
1107 Broadway	5,720,000	5,720,000	–
Alpine Meadows	–	–	34,000,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	March 31,	December 31,	March 31,
Equity Affiliates	2010	2009	2010
St. John’s Development	–	144,605	25,000,000
Lightstone Value Plus REIT L.P	55,988,409	55,988,409	–
JT Prime	851,000	851,000	–
Issuers of Junior Subordinated Notes	578,000	578,000	–

Total	$64,766,344	$64,910,949	$133,295,695

     The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method and the remaining investments under the equity method.
     The following represents the significant quarterly change in the Company’s investments in equity affiliates:
St. John’s Development
     In December 2006, the Company originated a $25.0 million bridge loan with a maturity date in September 2007 with two three-month extensions that bore interest at a fixed rate of 12%. The loan is secured by 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John’s River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. In October 2007, the borrower sold the property to an investor group, in which the Company has a 50% non-controlling interest, for $25.0 million. The investor group assumed the $25.0 million mortgage with a new maturity date of October 2009 and had a change in interest rate to LIBOR plus 6.48%, with a LIBOR floor of 4.50%. In connection with this transaction, the Company contributed $0.5 million to cover other operational costs of acquiring and maintaining the property. During the fourth quarter of 2009, the mortgage loan was modified to extend the maturity date to January 2010 and modified the interest rate to LIBOR plus 6.48% with no LIBOR floor. Subsequent to December 31, 2009, the mortgage loan was modified to a current maturity date of June 2010 and modified the interest rate to LIBOR plus 2.00%.
     The managing member of the investor group is an experienced real estate developer who retains a 50% interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan is recorded as a return of capital and reduction of the Company’s equity investment. During the six months ended June 30, 2009, the Company received $1.6 million of such interest, reducing the Company’s investment to $1.9 million. Current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the third quarter of 2009, the Company recorded an other-than-temporary impairment of $1.9 million for the remaining amount of the investment which was recorded in loss from equity affiliates in the Company’s Consolidated Statements of Operations. In the fourth quarter of 2009, the Company was able to recover $0.6 million of the loss reducing the balance to $0.1 million at December 31, 2009. In the first quarter of 2010, the Company contributed $0.4 million to this investment and recovered $0.5 million reducing the balance of the investment to zero at March 31, 2010. The Company accounts for this investment under the equity method.
Note 7 — Real Estate Owned and Held-For-Sale
     The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008 and 2009, the Company recorded a $4.3 million provision for loan loss related to this property reducing the carrying amount to $5.6 million. In August 2009, the Company was the winning bidder at a UCC foreclosure sale of the property securing this loan which was recorded as real estate owned. The carrying value represented the then fair value of the underlying collateral at the time of the sale. For the three months ended March 31, 2010, the Company recorded property operating income of $0.1 million and property operating expenses of $0.1 million. At March 31, 2010, this

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
investment’s balance sheet was comprised of land and building, net of accumulated depreciation and allowances, totaling approximately $5.5 million, other assets of $0.1 million and other liabilities of $0.1 million.
     The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the Company foreclosed on the property secured by the loan. As a result, during the second quarter of 2009 the Company recorded this investment on its balance sheet as real estate owned at a fair value of $2.9 million. The carrying value represented the fair value of the underlying collateral at the time of the foreclosure. For the three months ended March 31, 2010, the Company recorded property operating income of $0.2 million and property operating expenses of $0.4 million. At March 31, 2010, this investment’s balance sheet was comprised of land and building net of depreciation and allowances totaling approximately $2.7 million, other assets of $0.1 million and other liabilities of $0.3 million.
     The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its balance sheet as real estate owned at fair value, which included the Company’s $3.5 million carrying value of the loan and $41.4 million first lien in mortgage notes payable. During the third quarter of 2009, the Company mutually agreed with the first mortgage lender to appoint a receiver to operate the property and the Company is working to assist in the transfer of title to the first mortgage lender. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for the current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements, and recorded an impairment loss of $4.9 million. The Company plans to sell the property to the first mortgage lender within one year of the date of this designation.
     As of March 31, 2010, real estate held-for-sale consisted of land and building net of depreciation and allowances and totaled $41.4 million. At March 31, 2010 the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million. For the three months ended March 31, 2010, the receiver’s issued financial statements reported net income for this investment. The Company believes these amounts are not realizable at this time and, as such, did not record any income or loss on this held-for-sale investment. For the three months ended March 31, 2009, the Company previously recorded property operating income of $1.5 million, property operating expenses of $1.3 million and depreciation and amortization of $0.3 million, which was reclassified to discontinued operations in the Company’s Consolidated Statement of Operations. In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.
     The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Bear Canyon, California that had a maturity date of July 2012 and bore interest at a fixed rate of 10%. During 2009, the Company established a $5.6 million provision for loan loss related to this property reducing the carrying value to zero as of March 31, 2010. In April 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million senior interest in a first mortgage loan. The Company will record this transaction as real estate owned in its second quarter 2010 Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Repurchase agreement, financial institution, $2.2 million committed line at March 31, 2010, expiration June 2010, interest is variable based on one-month LIBOR; the weighted average note rate was 2.79% and 2.77%, respectively	$2,154,331	$4,123,938	$2,435,332	$4,123,938

Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest was variable based on one and three-month LIBOR; the weighted average note rate was 1.52%,	–	–	222,000	10,219,636

Total repurchase agreements	$2,154,331	$4,123,938	$2,657,332	$14,343,574

     At March 31, 2010, the weighted average note rate for the Company’s repurchase agreement was 2.79%. There were no interest rate swaps on this repurchase agreement at March 31, 2010.
     The Company has a repurchase agreement that bears interest at 250 basis points over LIBOR. In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount to $2.7 million reflecting the one asset currently financed in this facility. During the three months ended March 31, 2010, the Company paid down approximately $0.3 million of this facility. At March 31, 2010, the outstanding balance under this facility was $2.2 million.
     In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its CRE CDO bond securities. The facility had a term expiring in May 2010, bore interest at pricing over LIBOR, varying on the type of asset financed, and a balance of $0.2 million at December 31, 2009. In January 2010, the facility was repaid in full.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Collateralized Debt Obligations
     The following table outlines borrowings under the Company’s collateralized debt obligations as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
CDO I – Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.22% and 4.22%, respectively	$261,890,456	$421,405,772	$254,101,853	$445,473,298

CDO II – Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.14% and 3.28%, respectively	328,709,773	464,382,516	329,549,487	486,142,072

CDO III – Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.79% and 1.76%, respectively	536,974,580	614,462,214	516,863,845	612,279,760

Total CDOs	$1,127,574,809	$1,500,250,502	$1,100,515,185	$1,543,895,130

     At March 31, 2010, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.75%. Excluding the effect of swaps, the weighted average note rate at March 31, 2010 was 0.87%.
     As of April 15, 2009, CDO I has reached the end of its replenishment date and will no longer make $2.0 million amortization payments to investors that were made quarterly prior to the replenishment date. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability.
     Amortization proceeds from CDO II will be distributed quarterly with approximately $1.1 million to be paid to investors as a reduction of the CDO liability, through the end of the replenishment period in April 2011.
     CDO III has a $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $537.0 million at March 31, 2010 which included $86.7 million outstanding under the revolving note facility. CDO III is not required to make any amortization payments prior to the end of its replenishment period.
     In February 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes. During 2009, the purchase of $42.8 million consisted of $16.1 million of investment grade rated notes originally issued by the Company’s CDO I issuing entity for a price of $3.3 million, $9.3 million originally issued by the Company’s CDO II issuing entity for a price of $3.1 million, and $17.3 million originally issued by the Company’s CDO III issuing entity for a price of $5.4 million. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity. See “Junior Subordinated Notes” below for further details.
     In the first quarter of 2010, the Company purchased, at a discount, approximately $5.3 million of investment grade rated notes originally issued by our CDO I issuing entity for a price of $1.8 million, $15.3 million of investment grade rated notes originally issued by the Company’s CDO II issuing entity for a price of $4.2 million and $7.0 million originally issued by the Company’s CDO III issuing entity for a price of $1.4 million from third party investors. The Company recorded a net gain on extinguishment of debt of $20.2 million from these transactions in its 2010 Consolidated Statements of Operations. During the three months ended March 31, 2009, the Company had purchased approximately $23.7 million of investment grade rated notes originally issued by the Company’s CDO I, CDO II and CDO III issuing entities for a price of $5.6 million and recorded a net gain on extinguishment of debt of $18.2 million in the Company’s 2009 Consolidated Statements of Operations.
     The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its Balance Sheet as financing facilities. The Company’s CDOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements accordingly. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	Debt	Debt
	Carrying	Carrying
	Value	Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $29.4 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	$–	$26,291,219

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,073,726	25,057,081

Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	6,249,231	6,245,736

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,073,726	25,057,081

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	24,446,881	24,430,653

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	–	25,057,081

Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	13,063,003	13,055,465

Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	14,036,752	14,028,497

Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	28,198,832	28,182,248

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	–	25,057,081

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	–	25,683,687

Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	18,998,624	18,987,535

Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,355,484	2,354,057

Total junior subordinated notes	$157,496,259	$259,487,421

     In February 2010, the Company retired $114.1 million of its junior subordinated notes, with a carrying value of $102.1 million, in exchange for the re-issuance of its own CDO bonds it had acquired throughout 2009 with

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
an aggregate face amount of $42.8 million, CDO bonds of other issuers it had acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash. In the first quarter of 2010, this transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the bonds through their maturity, a reduction to securities available-for-sale of $0.4 million representing the fair value of CDO bonds of other issuers, and a gain on extinguishment of debt of $26.3 million, or $1.03 per basic and diluted common share.
     In May 2009, the Company exchanged $247.1 million of its then outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”). The Company paid transaction fees of approximately $1.2 million to the issuers of the junior subordinated notes related to this restructuring which will be amortized on an effective yield over the life of the notes. Furthermore, the 12% increase to the face amount due upon maturity will be amortized into expense over the life of the notes in accordance with the interest method of accounting. In July 2009, the Company had restructured its remaining $18.7 million of trust preferred securities that were not exchanged from the May 2009 restructuring transaction previously disclosed. The Company amended the $18.7 million of junior subordinated notes to $20.9 million of unsecured junior subordinated notes, representing 112% of the original face amount. The amended notes bear a fixed interest rate of 0.50% per annum for a period of approximately three years, the modification period. The Company paid a transaction fee of approximately $0.1 million to the issuers of the junior subordinated notes related to this restructuring. Furthermore, the 12% increase to the face amount due upon maturity will also be amortized into expense over the life of the notes. Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above.
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
     The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, the Company had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above. See Note 9 — “Derivative Financial Instruments” for further information relating to derivatives.
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
     The carrying value under these facilities was $157.5 million at March 31, 2010 and $259.5 million at December 31, 2009. The current weighted average note rate was 0.50% at March 31, 2010 and December 31, 2009, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.85% and 3.96% at March 31, 2010 and December 31, 2009, respectively. The impact of these variable interest entities with respect to consolidation is discussed in Note 10 — “Variable Interest Entities.”

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
Term credit agreement, Wachovia Bank, National Association, $223.8 million committed line, $35.3 million revolving component, expiration July 2012, interest is variable based on one-month LIBOR; the weighted average note rate was 4.51% and 4.38%, respectively	$223,843,364	$305,097,992	$269,256,270	$393,875,807

Working capital facility, Wachovia Bank, National Association; $49.2 million committed line, expiration June 2012, interest is variable based on one-month LIBOR, the weighted average note rate was 8.36% and 8.35%, respectively	49,231,745	—	49,505,228	—

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%, respectively	50,157,708	55,988,411	50,157,708	55,988,411

Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	5,000,000	5,000,000	5,000,000	5,000,000

Junior loan participation, maturity of May 2010, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$329,532,817	$367,386,403	$375,219,206	$456,164,218

     At March 31, 2010, the aggregate weighted average note rate for the Company’s notes payable, including the cost of interest rate swaps on assets financed in these facilities, was 5.18%. Excluding the effect of swaps, the weighted average note rate at March 31, 2010 was 4.69%.
     In July 2009, the Company amended and restructured its term credit agreements, revolving credit agreement and working capital facility (the “Amended Agreements”) with Wachovia Bank, National Association, owned by Wells Fargo, National Association (“Wachovia”). The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012. The term debt facility requires a $48.1 million reduction over the three year term, with approximately $8.0 million in reductions due every six months beginning in December 2009. Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. The working capital facility requires quarterly amortization of up to $3.0 million per quarter and $1.0 million per CDO, but only if both the CDO is cash flowing to the Company and the Company has a minimum quarterly liquidity level of $27.5 million. Pursuant to the Amended Agreements, the interest rate for the term loan facility was changed to LIBOR plus 350 basis points from LIBOR plus approximately 200 basis points and the interest rate on the working capital facility was changed to LIBOR plus 800 basis from LIBOR plus 500 basis points. The Company has also agreed to pay a commitment fee of 1.00% payable over 3 years. The Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date. Annual dividends are

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and the Company maintains $35.0 million of minimum liquidity. The Company’s CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of the Company for the term of the facilities. In addition, the financial covenants have been reduced to a minimum quarterly liquidity of $7.5 million in cash and cash equivalents, a minimum quarterly GAAP net worth of $150.0 million and a ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.
     As a result of the Amended Agreements, at March 31, 2010, the Company has a term credit agreement with Wachovia, which contains a revolving component with $35.3 million of availability. The facility has a commitment period of three years to July 2012, bears an interest rate of LIBOR plus 350 basis points and margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. During the three months ended March 31, 2010, the Company made additional net paydowns to the term loan facility of $45.4 million, fully satisfying all balance reduction requirements until maturity. The outstanding balance under this facility was $223.8 million at March 31, 2010.
     The Company has a working capital facility with Wachovia with a maturity of June 2012 and an interest rate of LIBOR plus 800 basis points. The Company made payments of $0.3 million during the first quarter of 2010, reducing the outstanding balance under this facility to $49.2 million at March 31, 2010.
     In the first quarter of 2010, the Company entered into an agreement with Wachovia whereby the Company could retire all of its $335.6 million of then outstanding debt for $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness is comprised of $286.1 million of term debt and a $49.5 million working capital facility, representing the outstanding balances in each facility at the time the parties began to negotiate the agreement. The agreement can be closed at any time on or before May 31, 2010 and also has two consecutive 45 day extension options which would extend the payoff date to August 27, 2010. The agreement provides the ability to apply paydowns in the Wachovia facilities against the discounted payoff amount during the term of the agreement. The Company has made payments of $62.5 million towards the initial discounted payoff amount, leaving $113.7 million payable at March 31, 2010 to Wachovia to close this agreement. The closing of this transaction is subject to certain closing conditions and the ability to obtain the necessary capital. The Company can make no assurances that it will be able to access sufficient capital under acceptable terms and conditions. In addition, the Company has obtained a waiver of its minimum tangible net worth covenant, as well as the minimum ratio of total liabilities to tangible net worth covenant, from this financial institution through the extended payoff date of August 27, 2010. The Company has also obtained temporary amendments thereafter until December 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1. See “Debt Covenants” below for further details.
     In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company’s profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone Value Plus REIT, L.P. The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company’s interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. In March 2009, the Company also recorded a gain on exchange of profits interest of $56.0 million. At March 31, 2010, the outstanding balance of this note was $50.2 million.
     The Company has three junior loan participations with a total outstanding balance at March 31, 2010 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans. The Company’s obligation to pay interest on these participations is based on the performance of the related loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Mortgage Note Payable — Held-For-Sale
     During the second quarter of 2008, the Company recorded a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale at September 2009. The mortgage bears interest at a fixed rate and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at March 31, 2010.
Debt Covenants
     The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. The Company was in compliance with its minimum liquidity requirement but was not in compliance with its minimum tangible net worth and minimum ratio of total liabilities to tangible net worth requirements with Wachovia at March 31, 2010. The Company’s tangible net worth and minimum ratio of total liabilities to tangible net worth were $103.5 million and 5.0 to 1, respectively, at March 31, 2010 and the Company was required to maintain a minimum tangible net worth of $150.0 million and minimum ratio of total liabilities to tangible net worth of 4.5 to 1 with this financial institution. The Company has obtained waivers of these two covenants, from this financial institution through the extended payoff date of the agreement governing the possible discounted payoff of this facility of August 27, 2010. The Company has also obtained temporary amendments thereafter until December 31, 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1.
     The Company’s CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company’s CDOs were in compliance with all such covenants as of March 31, 2010, as well as on the most recent distribution date. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The chart below is a summary of the Company’s CDO compliance tests as of the most recent distribution date:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization (1)

Current	188.97%	172.78%	111.88%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	589.47%	533.65%	641.42%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by the Company. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the lower of the market rate or the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     The Company also has certain cross-default provisions whereby accelerated re-payment would occur under the Wachovia term credit and working capital facilities if any party defaults under any indebtedness in a principal amount of at least $5.0 million in the aggregate beyond any applicable grace period regardless of whether the default has been or is waived. Also, a default under the junior subordinated note indentures or any of the CDOs would trigger a default under the Company’s Wachovia debt agreements, but not vice versa, and no payment due under the junior subordinated note indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The junior subordinated note indentures are also cross-defaulted with each other.
Note 9 — Derivative Financial Instruments
     The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss until the hedged item is recognized in earnings, or in net income (loss) attributable to Arbor Realty Trust, Inc., depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.
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
     Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company does not use derivatives for trading or speculative purposes.
     The following is a summary of the derivative financial instruments held by the Company as of March 31, 2010 and December 31, 2009: (Dollars in Thousands)

			Notional Value				Fair Value
						Balance
Designation\			March 31,	December 31,	Expiration	Sheet	March 31,	December 31,
Cash Flow	Derivative	Count	2010	2009	Date	Location	2010	2009

Non- Qualifying	Basis Swaps	9	$1,061,781	$1,061,781	2012 — 2015	Other Assets	$1,783	$2,002

Qualifying	Interest Rate Swaps	—	$—	$45,118	—	Other Assets	$—	$514

Qualifying	Interest Rate Swaps	36	$700,086	$663,093	2010 — 2017	Other Liabilities	$(50,676)	$(47,886)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     The fair value of Non-Qualifying Hedges was $1.8 million and $2.0 million as of March 31, 2010 and December 31, 2009, respectively, and is recorded in other assets in the Consolidated Balance Sheet. These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. For the three months ended March 31, 2010 and 2009, the change in fair value of the Non-Qualifying Swaps was $(0.2) million and $(0.7) million, respectively and was recorded in interest expense on the Consolidated Statements of Operations.
     The fair value of Qualifying Cash Flow Hedges as of March 31, 2010 and December 31, 2009 was $(50.7) million and $(47.4) million, respectively, and was recorded in other liabilities in the amount of $(50.7) million at March 31, 2010 and in other liabilities in the amount of $(47.9) million and other assets in the amount of $0.5 million at December 31, 2009. The change in the fair value of Qualifying Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheet. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the three months ended March 31, 2010, the Company entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million. The Company also had one interest rate swap with an amortizing notional of approximately $17.1 million. During the three months ended March 31, 2009, the Company terminated a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. As of March 31, 2010, the Company expects to reclassify approximately $(29.2) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.
     Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. As of March 31, 2010 and December 31, 2009, the Company had a net deferred loss of $5.6 million and $6.0 million, respectively, in accumulated other comprehensive loss. The Company recorded $0.4 million and $0.1 million as additional interest expense related to the amortization of the loss for the three months ended March 31, 2010 and 2009, respectively, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended March 31, 2010 and 2009. The Company expects to record approximately $1.5 million of net deferred loss to interest expense over the next twelve months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of March 31, 2010 and March 31, 2009: (Dollars in Thousands)

Amount of (Loss) or Gain
		Amount of (Loss) or		Reclassified from
		Gain Recognized in		Accumulated Other		Amount of (Loss) or Gain
		Other Comprehensive		Comprehensive Loss into		Recognized
		Loss		Interest Expense		in Interest Expense
		(Effective Portion)		(Effective Portion)		(Ineffective Portion)
		For the Three Months		For the Three Months		For the Three Months
		Ended		Ended		Ended
Designation		March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
\Cash Flow	Derivative	2010	2009	2010	2009	2010	2009

Non- Qualifying	Basis Swaps	$—	$—	$—	$—	$(177)	$3,527

Qualifying	Interest Rate Swaps	$(2,951)	$7,594	$(7,942)	$(6,509)	$—	$—

     The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of March 31, 2010 and December 31, 2009 of $(56.3) million and $(53.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(50.7) million and $(47.4) million, respectively, deferred losses on terminated interest swaps of $(6.7) million and $(7.2) million as of March 31, 2010 and December 31, 2009, respectively, and deferred net gains on termination of interest swaps of $1.1 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively. The remaining portion included in other comprehensive loss as of March 31, 2010 is net unrealized losses of $18.5 million related to the Company’s available-for-sale securities as discussed in Note 4 “Available-For-Sale Securities” of the Consolidated Financial Statements.
     The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $(19.4) million. As of March 31, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $19.6 million, which is recorded in other assets on the Company’s Consolidated Balance Sheet.
Note 10 — Variable Interest Entities
     The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in debt securities were potential VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.
     A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE’s economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses. The Company’s involvement with VIEs primarily affects its financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with its derivative instruments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Consolidated VIEs
     The Company consolidates its three CDO subsidiaries, which qualify as VIEs, of which the Company is the primary beneficiary. These CDOs invest in real estate and real estate-related securities and are financed by the issuance of CDO debt securities. The Company, or one its affiliates, is named collateral manager, servicer, and special servicer for all CDO collateral assets which the Company believes gives it the power to direct the most significant economic activities of the entity. The Company also has exposure to CDO losses to the extent of its equity interests and also has rights to waterfall payments in excess of required payments to CDO bond investors. As a result of consolidation, equity interests in these CDOs have been eliminated, and the balance sheet reflects both the assets held and debt issued by the CDOs to third parties. The Company’s operating results and cash flows include the gross amounts related to CDO assets and liabilities as opposed to the Company’s net economic interests in the CDO entities.
     Assets held by the CDOs are restricted and can be used only to settle obligations of the CDOs. The liabilities of the CDOs are non-recourse to the Company and can only be satisfied from each CDO’s respective asset pool. Assets and liabilities related to the CDOs are disclosed parenthetically, in the aggregate, in the Company’s Consolidated Balance Sheets. See Note 8 – “Debt Obligations” for further details.
     The Company is not obligated to provide, has not provided, and does not intend to provide financial support to any of the consolidated CDOs.
Unconsolidated VIEs
     The Company determined that it is not the primary beneficiary of 47 VIEs as of March 31, 2010 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance and the rights or obligations to receive its benefits and/or absorb its losses. VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $923.6 million and exposure to real estate debt of approximately $3.6 billion at March 31, 2010.
     The following is a summary of the identified VIEs, of which the Company is not the primary beneficiary, as of March 31, 2010:

	Origination	Carrying
Type	Date	Amount (1)	Property	Location
Loan and investment	Dec – 03	$51,136,960	Office	New York
Loan	Aug – 05	17,050,000	Office	New York
Loan	Jan – 06	1,600,000	Multifamily	New York
Loan	Mar – 06	10,000,000	Office	Pennsylvania
Loan	Jun – 06	98,566,805	Land	California
Loan	Aug – 06	5,452,137	Multifamily	Indiana
Loan	Aug – 06	6,996,434	Office	Texas
Loan	Sep – 06	2,800,000	Office	Rhode Island
Loan	Oct – 06	1,349,992	Multifamily	South Carolina
Loan	Oct – 06	2,031,012	Multifamily	North Carolina
Loan	May – 08	12,442,198	Multifamily	Florida
Loan	Dec – 06	63,885,000	Multifamily	New York
Loan	Jan – 07	4,123,938	Multifamily	Texas
Loan	Mar – 07	1,960,000	Office	South Carolina
Loan	Mar – 07	67,000,000	Office	New York
Loan	Apr – 08	5,924,306	Multifamily	Indiana
Loan	Feb – 07	64,928,626	Multifamily	Florida
Loan	Mar – 07	2,000,000	Multifamily	Florida
Loan	Mar – 07	6,625,103	Multifamily	Indiana
Loan	Mar – 07	3,679,121	Hotel	Arizona
Loan	Mar – 07	44,500,000	Multifamily	Michigan
Loan	Jun – 07	98,415,885	Hotel	Various
Loan	Jun – 07	9,678,584	Office	Florida
Loan	Jun – 07	27,510,000	Multifamily	Arizona

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	Origination	Carrying
Type	Date	Amount (1)	Property	Location
Loan	Jul – 07	10,424,524	Multifamily	Texas
Loan	Jul – 07	9,028,229	Multifamily	Texas
Loan	Jul – 07	4,444,845	Multifamily	Texas
Loan	Jul – 07	21,017,324	Hotel	California
Loan	Nov – 07	4,509,994	Land	Hawaii
Loan	Feb – 08	56,800,000	Multifamily	California
Loan	Jun – 07	29,810,469	Multifamily	Various
Loan	Apr – 07	9,563,932	Land	New York
Loan	May – 06	15 929,330	Condo	California
Loan	Dec – 06	25,000,000	Land	Florida
Loan	Oct – 07	10,409,050	Land	Hawaii
Loan	Sep – 06	17,245,852	Multifamily	Georgia
Loan	Aug – 07	10,082,850	Multifamily	Florida
Loan	Dec — 04	7,200,000	Multifamily	Indiana
Loan	Jul – 08	27,500,000	Multifamily	Maryland
Investment	Apr – 08	20,289,115	CDO bond	N/A
Investment	May – 08	7,975,405	CDO bond	N/A
Investment	May – 08	9,104,380	CDO bond	N/A
Investment	May – 08	10,792,004	CDO bond	N/A
Investment	Dec – 09	1,753,687	CMBS	N/A
Investment	Feb – 10	4,482,404	CMBS	N/A
Investment	Apr – 05	187,000	Junior subordinated notes(2)	N/A
Investment	Jun – 06	391,000	Junior subordinated notes(2)	N/A

Total		$ 923,597,496

(1)	The Company’s maximum exposure to loss would not exceed the carrying amount of its investment. At March 31, 2010, $426.4 million of loans to VIEs had corresponding loan loss reserves of approximately $215.5 million and $71.1 million of loans to VIEs were related to loans classified as non-performing. See Note 3 – “Loans and Investments” for further details.

(2)	These entities that issued the junior subordinated notes are VIEs. It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.
Note 11 — Fair Value
Fair Value of Financial Instruments
     Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,622,215,506	$1,324,924,494	$1,700,774,288	$1,403,364,710
Available-for-sale securities, net	35,931,923	35,931,923	488,184	488,184
Securities held-to-maturity	—	—	60,562,808	31,774,920
Derivative financial instruments	1,782,905	1,782,905	2,516,424	2,516,424

Financial liabilities:
Repurchase agreements	$2,154,331	$2,145,853	$2,657,332	$2,637,909
Collateralized debt obligations	1,127,574,809	467,076,148	1,100,515,185	408,149,036
Junior subordinated notes	157,496,259	48,247,539	259,487,421	80,083,264
Notes payable	329,532,817	192,782,373	375,219,206	216,637,119
Mortgage note payable — held-for-sale	41,440,000	40,585,665	41,440,000	40,510,962
Derivative financial instruments	50,675,526	50,675,526	47,886,372	47,886,372

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
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
     Available-for-sale securities, net: Fair values are approximated based on current market quotes received from financial sources that trade such securities.
     Securities held-to-maturity: Fair values are approximated based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.
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
March 31, 2010
(Unaudited)
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
     The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available–for–sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2010:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$35,931,923	$35,931,923	$117,579	$35,814,344	$—
Derivative financial instruments	1,782,905	1,782,905	—	1,782,905	—
Financial liabilities:
Derivative financial instruments	50,675,526	50,675,526	—	50,675,526	—

(1)	For the three months ended March 31, 2010, changes in the fair value of the Company’s available-for-sale securities were considered unrealized gains and losses and were recorded as a component of accumulated other comprehensive loss.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     The Company measures certain financial assets and financial liabilities at fair value on a nonrecurring basis, such as loans. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2010:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$359,358,957	$324,691,259	$—	$—	$324,691,259

(1)	The Company had an allowance for loan losses of $351.3 million relating to 33 loans with an aggregate carrying value, before reserves, of approximately $710.7 million at March 31, 2010.
     Loan impairment assessments: Fair values of loans are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company performs evaluations of its loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.
Note 12 — Commitments and Contingencies
Contractual Commitments
     As of March 31, 2010, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Notes payable	$1,300	$5,000	$273,075	$—	$—	$50,158	$329,533

Collateralized debt obligations (2)	7,009	59,011	385,466	255,633	269,368	151,088	1,127,575

Repurchase agreements	2,154	—	—	—	—	—	2,154

Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858

Mortgage note payable – held-for-sale (4)	—	—	41,440	—	—	—	41,440

Totals	$10,463	$64,011	$699,981	$255,633	$269,368	$377,104	$1,676,560

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

(1)	Represents principal amounts due based on contractual maturities.

(2)	Comprised of $261.9 million of CDO I debt, $328.7 million of CDO II debt and $537.0 million of CDO III debt with a weighted average remaining maturity of 3.03, 3.16 and 3.06 years, respectively, as of March 31, 2010. In February 2010, the Company re-issued the CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion of its junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity. During the three months ended March 31, 2010, the Company repurchased, at a discount, approximately $27.6 million of investment grade notes originally issued by the Company’s CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $27.6 million.

(3)	Represents the face amount due upon maturity. The carrying value is $157.5 million, which is net of a deferred amount of $18.4 million. In February 2010, the Company retired $114.1 million of its junior subordinated notes in exchange for the re-issuance of certain of its own CDO bonds, as well as other assets.

(4)	Mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be sold by September 30, 2010.
     In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $65.2 million as of March 31, 2010, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $65.2 million outstanding balance at March 31, 2010, the Company’s restricted cash balance and CDO III revolver capacity contained approximately $27.6 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.
Litigation
     The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.
Note 13 — Equity
Common Stock
     The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.
     In 2007, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On April 19, 2007, the Commission declared this shelf registration statement effective. At April 19, 2010, the unused portion of $425.3 million of securities under this shelf registration were no longer eligible to be offered and sold due to its expiration on the third anniversary of its effective date.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     The Company had 25,387,410 shares of common stock outstanding at March 31, 2010 and December 31, 2009.
Deferred Compensation
     On April 1, 2010, the Company issued an aggregate of 90,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the “Plan) to the independent members of the board of directors. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company will record $0.3 million of expense to its Consolidated Statement of Operations in the second quarter of 2010. Stock-based compensation was $0.5 million for the three months ended March 31, 2009. On April 8, 2009, the Company accelerated the vesting of all of the unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain employees of the Company and ACM and non-management members of the board. There was no stock-based compensation for the three months ended March 31, 2010.
Warrants
     In connection with the July 2009 amended and restructured term credit agreements, revolving credit agreement and working capital facility with Wachovia, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and are being amortized into interest expense over the life of the agreement in the Company’s Consolidated Statement of Operations. See Note 8 – “Debt Obligations” for further information relating to this transaction.
Noncontrolling Interest
     Updated accounting guidance clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the Company and holders of such noncontrolling interests. Under the updated accounting guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity. Net income encompasses the total income of all consolidated subsidiaries and requires separate disclosure on the face of the Statements of Operations of income attributable to the controlling and noncontrolling interests. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The presentation and disclosure requirements have been applied retrospectively for all periods presented.
     Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 was $1.9 million, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the exchange of POM profits interest transaction discussed in Note 8 – “Debt Obligations”. As a result of the POM transaction in March 2009, the Company recorded $18.5 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million during the quarter ended March 31, 2009. For the three months ended March 31, 2010, the Company recorded income of $0.1 million as well as a distribution of $0.1 million attributable to noncontrolling interest.
Note 14 — Earnings Per Share
     Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock which participate fully in dividends. Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are the potential settlement of incentive management fees in common stock and the dilutive effect of warrants outstanding.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2010		March 31, 2009
	Basic	Diluted (1)	Basic	Diluted
Net income (loss) from continuing operations, net of noncontrolling interest	$26,373,793	$26,373,793	$(4,110,367)	$(4,110,367)

Net loss from discontinued operations	—	—	(143,371)	(143,371)

Net income (loss) attributable to Arbor Realty Trust, Inc	$26,373,793	$26,373,793	$(4,253,738)	$(4,253,738)

Weighted average number of common shares outstanding	25,387,410	25,387,410	25,142,410	25,142,410

Net income (loss) from continuing operations, net of noncontrolling interest, per common share	$1.04	$1.04	$(0.16)	$(0.16)
Loss from discontinued operations per common share	—	—	(0.01)	(0.01)

Net income (loss) attributable to Arbor Realty Trust, Inc per common share	$1.04	$1.04	$(0.17)	$(0.17)

(1)	As of March 31, 2010, diluted net income per share excludes one million warrants, which were anti-dilutive for the period.
Note 15 — Related Party Transactions
     Due from related party was $8.1 million at March 31, 2010 and consisted of $7.3 million of management fees paid in 2008 related to the exchange of the Company’s POM profits interest that closed in 2009 and $0.8 million of escrows held by ACM related to one of the Company’s real estate owned assets. Due from related party was $15.2 million at December 31, 2009 and consisted of $7.0 million for a loan paydown received by ACM on the Company’s behalf in December 2009, which was remitted in the first quarter of 2010, $0.9 million of escrows held by ACM related to 2009 real estate asset transactions and $7.3 million reclassified in 2009 from prepaid management fee – related party, related to the exchange of the Company’s POM profits interest. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the overpayment of management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by ACM prior to June 30, 2012.
     At March 31, 2010, due to related party was $1.2 million and consisted of $0.8 million of base management fees due to ACM and $0.4 million of servicing fees due to ACM, of which $0.9 million will be remitted by the Company in the second quarter of 2010. At December 31, 2009, due to related party was $2.0 million and consisted primarily of base management fees due to ACM, which were remitted by the Company in the first quarter of 2010.
     The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM. ACM currently holds approximately 5.4 million of the Company’s common shares, representing 21.2% of the voting power of the Company’s outstanding stock as of March 31, 2010. The Company’s

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, in relation to Mr. Kaufman’s controlling equity interest, to own more than a 7% ownership interest in the Company.
Note 16 — Distributions
     Under the terms of certain financing agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of taxable income in cash if certain conditions are met, as previously disclosed. See Note 8 – “Debt Obligations” for further details. The Board of Directors has elected not to pay a common stock dividend for the quarter ended March 31, 2010.
     In February 2010, the Board of Directors elected not to pay a common stock distribution with respect to the quarter ended December 31, 2009.
Note 17 — Management Agreement
     The Company, ARLP and Arbor Realty SR, Inc. entered into a management agreement with ACM, which provides that for performing services under the management agreement, the Company will pay ACM an incentive compensation fee and base management fee.
     On August 6, 2009, the Company amended its management agreement with ACM. The amendment was negotiated by a special committee of the Company’s Board of Directors, consisting solely of independent directors and approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The amended management agreement was effective as of January 1, 2009.
     The original base management fee structure, which was calculated as a percentage of the Company’s equity, was replaced with an arrangement whereby the Company will reimburse ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and the Company’s 2009 base management fee was $8.0 million. The 2010 base management fee is estimated to be approximately $7.6 million, which was approved by the special committee of the Company’s Board of Directors. Concurrent with this change, all future origination fees on investments will be retained by the Company, whereas under the prior agreement, origination fees up to 1% of the loan were retained by ACM.
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
     The amended management agreement allows the Company to consider, from time to time, the payment of additional fees to ACM for accomplishing certain specified corporate objectives; modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed; has an initial term up to December 31, 2010; and is renewable automatically for an additional one year period every year thereafter, unless terminated with six months prior written notice. If the Company terminates or elects not to renew the management agreement without cause, it is required to pay the termination fee of $10.0 million.
     For performing services under the management agreement, the Company previously paid ACM an annual base management fee payable monthly in cash as a percentage of ARLP’s equity and equal to 0.75% per annum of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
the equity up to $400 million, 0.625% per annum of the equity from $400 million to $800 million and 0.50% per annum of the equity in excess of $800 million. For purposes of calculating the base management fee, equity equaled the month end value computed in accordance with GAAP of (1) total partners’ equity in ARLP, plus or minus (2) any unrealized gains, losses or other items that do not affect realized net income. With respect to all loans and investments originated during the term of the management agreement, the Company had also agreed with ACM that the Company will pay ACM an amount equal to 100% of the origination fees paid by the borrower up to 1% of the loan’s principal amount.
     The Company previously paid ACM incentive compensation on a quarterly basis, calculated as (1) 25% of the amount by which (a) ARLP’s funds from operations per unit of partnership interest in ARLP, adjusted for certain gains and losses, exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of the Company’s common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of ARLP’s outstanding partnership units.
     The incentive compensation is measured annually in arrears; provided, however, ACM shall receive quarterly installments thereof in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of the fiscal quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year. At least 25% of this incentive compensation fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive management fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive compensation fee is accrued as it is earned. The expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31 of each year, the Company remeasures the incentive fee expense paid to ACM in shares of the company’s common stock in accordance with current accounting guidance, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee is adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee is determined. In the event the calculated incentive compensation for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined.
     The following table sets forth the Company’s base and incentive compensation management fees for the periods indicated:

	For the Three Months
	Ended March 31,
Management Fees:	2010	2009
Base	$1,900,000	$722,377
Incentive	—	—

Total expensed	$1,900,000	$722,377

     For the three months ended March 31, 2010 and 2009, the Company recorded $1.9 million and $0.7 million of base management fees due to ACM, respectively, of which $0.8 million and $0.2 million was included in due to related party as of March 31, 2010 and 2009, respectively. The $0.7 million recorded in the first quarter of 2009 was calculated prior to the amendment, and was reconciled in the second quarter of 2009 upon adoption of the amended

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
agreement. For the three months ended March 31, 2010 and 2009, ACM did not earn an incentive compensation installment. The new fee structure provides for “success-based” payments to be paid to the Company’s manager upon the completion of specified corporate objectives in addition to the standard base management fee. No “success-based” payments were made for the three months ended March 31, 2010.
     In addition, in the second quarter of 2008, the Company recorded a $7.3 million deferred management fee related to the incentive compensation fee earned from the monetization of the POM profits interest transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. The transaction closed in the second quarter of 2009. The $7.3 million incentive compensation fee was elected by ACM to be paid in 355,903 shares of common stock and $4.1 million paid in cash. In accordance with the amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and common stock of the Company provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by our manager prior to June 30, 2012. See Note 15 – “Related Party Transactions” for further details.
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
Overview
     We are a Maryland corporation formed in June 2003 to invest in multi-family and commercial real estate-related bridge loans, junior participating interests in first mortgages, mezzanine loans, preferred and direct equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We have also invested in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.
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
     We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT–taxable income that it distributes to its stockholders, provided that at least 90% of its REIT–taxable income is distributed and provided that certain other requirements are met. Additionally, under the terms of certain financing agreements, annual dividends are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. We did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three months ended March 31, 2010 and 2009.
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

     These circumstances have materially impacted liquidity in the financial markets and have resulted in the scarcity of certain types of financing, and, in certain cases, making terms for certain financings less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. During 2009, we restructured substantially all of our short term debt for three years at costs of financing higher than previous rates. This has and will continue to have a negative impact on our net interest margins. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.
     This environment has undoubtedly had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. Declining real estate values will likely continue to minimize our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy continues to weaken. Declining real estate values also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. During the first quarter of fiscal year 2010 we recorded $25.0 million of new provisions for loan losses due to declining collateral values. During the first, second, third and fourth quarters of fiscal year 2009, respectively, we recorded $67.5 million, $23.0 million, $51.0 million and $99.8 million of new provisions for loan losses due to declining collateral values and $9.0 million, $23.8 million, $0.3 million and $24.5 million of losses on restructured loans. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing. These trends may persist with a prolonged economic recession and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which will result in reduced net interest margins and additional losses throughout our sector.
     Commercial real estate financing companies have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, as mentioned above, we were successful in restructuring our short term debt facilities, and, based on available liquidity and market opportunities, have from time to time repurchased our debt at discounts. Also, we have entered into an agreement with Wachovia Bank, National Association, owned by wells Fargo, National Association (“Wachovia”) to retire our then outstanding debt of $335.6 million for $176.2 million, of which $113.7 million is remaining at March 31, 2010, at any time on or before an extended payoff date of August 27, 2010. We retired $114.1 million of our junior subordinated notes for the re-issuance of certain of our own CDO bonds, as well as other assets, and we repurchased more of our own CDO bonds and sold two CMBS investments for significant gains. We will continue to remain focused on executing these strategies when available and appropriate as this significant economic downturn persists.
     Refer to our Annual Report on Form 10-K for the year ending December 31, 2009 as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” herein for additional risk factors.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three months ended March 31, 2010 and 2009, interest income earned on these loans and investments represented approximately 92% and 97% of our total revenues, respectively.
     Interest income may also be derived from profits of equity participation interests. No such interest income was recognized for the three months ended March 31, 2010 and 2009.
     We also derive interest income from our investments in commercial real estate (“CRE”) collateralized debt obligation bond securities and commercial mortgage-backed securities (“CMBS”). For the three months ended March 31, 2010 and 2009, interest on these investments represented approximately 4% and 3% of our total revenues, respectively.
     Property operating income is derived from our real estate owned. For the three months ended March 31, 2010, property operating income represented approximately 1% of our total revenues. No such income was recognized for the three months ended March 31, 2009.
     Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. For the three months ended March 31, 2010 and 2009, revenue from other income represented approximately 3% and less than 1% of our total revenues, respectively.
Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate
     We derive income or losses from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties and any other-than-temporary impairment of these investments on a single line item in the consolidated statements of operations as income or loss from equity affiliates. For the three months ended March 31, 2010, loss from equity affiliates was less than $0.1 million, while for the three months ended March 31, 2009, income from equity affiliates was $2.5 million.
     We also may derive income or losses from the sale of loans and real estate. We may acquire real estate for our own investment in order to stabilize the property and dispose of it for a future anticipated return. We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio. No such income or loss on the sale of loans or real estate was recorded during the three months ended March 31, 2010 and 2009, respectively.
Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2010, there were no material changes to these policies.

Revenue Recognition
     Interest Income. Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectability, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the three months ended March 31, 2010 and 2009.
     Property operating income. Property operating income represents operating income associated with the operations of two commercial real estate properties presented as real estate owned. For the three months ended March 31, 2010, we recorded approximately $0.3 million of property operating income relating to real estate owned. At September 30, 2009, one of our three real estate investments was reclassified from real estate owned to real estate held-for-sale and resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods. We did not have property operating income in the three months ended March 31, 2009 due to the subsequent reclassification to discontinued operations. For more details see Note 7 of the “Notes to Consolidated Financial Statements” set forth in Item 1 hereof.
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
     We record all derivatives on the balance sheet at fair value. Additionally, the accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
     During the three months ended March 31, 2010 we entered into two new interest rate swaps that qualify as cash flow hedges with a notional value of approximately $7.5 million. No new swaps had been entered into for the three months ended March 31, 2009. During the three months ended March 31, 2010, one interest rate swap had an amortizing notional of approximately $17.1 million. During the three months ended March 31, 2009, we terminated a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. The loss on termination will be amortized to expense over the original life of the hedging instrument if it is determined that the hedged item is still more likely than not to occur. The fair value of our qualifying hedge portfolio has decreased by approximately $3.3 million from December 31, 2009 as a result of the terminated swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.
     Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 3 hereof.
Recently Issued Accounting Pronouncements
     In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination. This guidance is effective for the third quarter of 2010, though early adoption is permitted, and we do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.
     In February 2010, the FASB issued updated guidance on consolidation of variable interest entities for companies that apply measurement principles consistent with those followed by investment companies. This guidance is effective for the first quarter of 2010 and its adoption did not have a material effect on our Consolidated Financial Statements.
     In February 2010, the FASB issued updated guidance on subsequent events which states that disclosure of the date through which subsequent events have been evaluated, the issuance date of the financial statements, is no longer required. This guidance is effective upon issuance and its adoption did not have a material effect on our Consolidated Financial Statements.
     In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a material effect on our Consolidated Financial Statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010 and its adoption is not expected to have a material effect on our Consolidated Financial Statements.
     In January 2010, the FASB issued updated guidance on accounting for distributions to shareholders with components of stock and cash, which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and its adoption did not have a material effect on our Consolidated Financial Statements.
Changes in Financial Condition
     Our loan and investment portfolio balance, including our available-for-sale securities, at March 31, 2010 was $1.7 billion, with a weighted average current interest pay rate of 4.59% compared to $1.8 billion, with a weighted average current interest pay rate of 4.95% at December 31, 2009. At March 31, 2010, advances on our financing facilities totaled $1.6 billion, with a weighted average funding cost of 3.84% as compared to $1.8 billion, with a weighted average funding cost of 3.88% at December 31, 2009.
     During the quarter ended March 31, 2010, we purchased one CMBS investment at a price of $4.5 million, received full satisfaction of one loan for $49.0 million, received partial repayment on three loans totaling $4.7 million, and refinanced and/or modified 15 loans totaling $140.4 million. In addition, six loans totaling approximately $105.3 million were extended during the quarter of which two loans totaling approximately $71.7 million were in accordance with the extension options of the corresponding loan agreements.

     Cash and cash equivalents decreased $8.5 million, or 13%, to $56.1 million at March 31, 2010 compared to $64.6 million at December 31, 2009. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The decrease was primarily due to purchasing our own CDO bonds and exchanging a portion of our junior subordinated notes, net of partial paydowns received from our loans.
     Restricted cash increased $13.0 million, or 47%, to $41.0 million at March 31, 2010 compared to $27.9 million at December 31, 2009. Restricted cash is kept on deposit with the trustees for our collateralized debt obligations (“CDOs”), and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs, as well as the sale of investment securities owned by the CDO. The increase was primarily due to the sale of two CMBS investments held in a CDO, net of the transfer of loans into the CDOs.
     Securities available-for-sale increased $35.4 million, to $35.9 million at March 31, 2010 compared to $0.5 million at December 31, 2009. In March 2010 we sold two investment grade CMBS investments with a combined amortized cost of $11.1 million for approximately $14.4 million. Accordingly, because this is considered a change of intent to hold the securities, we reclassified all of our held-to-maturity securities to available-for-sale and recorded an unrealized net loss of $18.5 million to accumulated other comprehensive loss. See “Securities Held-To-Maturity” below. We also purchased one investment grade CMBS investment with a face value of $4.5 million during the three months ended March 31, 2010. In February, 2010, we exchanged two investment grade CRE collateralized debt obligation bonds with a total face value of $25.0 million and fair value of $0.4 million in retiring our own junior subordinated notes, which were reclassified from held-to-maturity to available-for-sale in December 2009. An other-than-temporary impairment of $9.8 million was recognized upon the reclassification during the fourth quarter of 2009. During the fourth quarter of 2008, we determined that the B rated CRE collateralized debt obligation bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to our 2008 Consolidated Financial Statements. These securities had a fair value of $0.1 million at both March 31, 2010 and December 31, 2009. As of March 31, 2010, our CDO bond investments available-for-sale have been in an unrealized loss position for more than twelve months. Accounting principles generally accepted in the United States (GAAP) require that all securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at their maturity. For the three months ended March 31, 2010, changes in the fair market value of our available-for-sale securities were considered unrealized gains and losses and were recorded as a component of accumulated other comprehensive loss. See Notes 4 and 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Securities held-to-maturity decreased $60.6 million to zero at March 31, 2010 compared to $60.6 million at December 31, 2009, as a result of selling two investment grade CMBS investments with a combined amortized cost of $11.1 million for $14.4 million. Accordingly, because this is considered a change of intent to hold the securities, we reclassified all of our held-to-maturity securities to available-for-sale. See Notes 4 and 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Due from related party decreased $7.1 million, or 47%, to $8.1 million at March 31, 2010 compared to $15.2 million at December 31, 2009. The decrease was primarily due to $7.0 million of loan proceeds and $0.1 million of escrows remitted by ACM in the first quarter of 2010.
     Other assets decreased approximately $7.7 million, or 13% to $49.8 million at March 31, 2010 compared to $57.5 million at December 31, 2009. The decrease was primarily due to a $4.3 million decrease in deferred financing fees related to the exchange and retirement of a portion of our junior subordinated notes as well as amortization, a $0.8 million decrease in exit fees receivable due to the determination that fees were not collectable, and a $2.8 million decrease in interest receivable as a result of non-performing loans, loan repayments and paydowns, lower rates on refinanced and modified loans, and the effect of LIBOR rates on a portion of our interest rate swaps. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

     Due to related party decreased $0.8 million, or 40%, to $1.2 million at March 31, 2010 compared to $2.0 million at December 31, 2009 primarily due to the remittance of 2009 base management fees due to ACM in the first quarter of 2010.
     Other liabilities increased $3.7 million, or 4%, to $100.8 million at March 31, 2010 compared to $97.0 million at December 31, 2009. The increase was primarily due to the receipt of $4.1 million in reserves on a loan and a $2.7 million increase in accrued interest payable primarily due to the decrease in value of our interest rate swaps and the timing of reset dates, net of the elimination of deferred interest payable of $3.2 million due to the exchange and retirement of a portion of our junior subordinated notes.
     On April 1, 2010, we issued an aggregate of 90,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 to the independent members of the board of directors. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and we will record $0.3 million of expense to our Consolidated Statement of Operations in the second quarter of 2010. Stock-based compensation was $0.5 million for the three months ended March 31, 2009. On April 8, 2009, we accelerated the vesting of all of the unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain of our and ACM’s employees and non-management members of the board. There was no stock-based compensation for the three months ended March 31, 2010.
     In February 2010, we re-issued our own CDO bonds that we had acquired throughout 2009 with an aggregate face amount of $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes, and recorded a $26.3 million gain on extinguishment of debt in our 2010 Consolidated Statements of Operations. See “Junior Subordinated Notes” below for further details. During the three months ended March 31, 2010, we also purchased, at a discount, approximately $27.6 million of investment grade rated notes originally issued by our CDO I, CDO II and CDO III issuing entities for an aggregate price of $7.4 million from third party investors and recorded a net gain on extinguishment of debt of $20.2 million in our 2010 Consolidated Statements of Operations.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009
     The following table sets forth our results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)
Interest income	$24,218,425	$30,500,023	$(6,281,598)	(21%)
Interest expense	18,087,260	19,150,816	(1,063,556)	(6%)

Net interest income	6,131,165	11,349,207	(5,218,042)	(46%)

Other revenue:
Property operating income	303,455	—	303,455	nm
Other income	798,047	16,250	781,797	nm

Total other revenue	1,101,502	16,250	1,085,252	nm

Other expenses:
Employee compensation and benefits	1,904,953	2,391,984	(487,031)	(20%)
Selling and administrative	1,277,995	2,082,342	(804,347)	(39%)
Property operating expenses	434,854	—	434,854	nm
Depreciation and amortization	43,739	—	43,739	nm
Provision for loan losses	25,000,000	67,500,000	(42,500,000)	(63%)
Loss on restructured loans	—	9,036,914	(9,036,914)	nm
Management fee — related party	1,900,000	722,377	1,177,623	163%

Total other expenses	30,561,541	81,733,617	(51,172,076)	(63%)

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, gain on sale of securities and (loss) income from equity affiliates	(23,328,874)	(70,368,160)	47,039,286	(67%)
Gain on exchange of profits interest	—	55,988,411	(55,988,411)	nm
Gain on extinguishment of debt	46,498,479	26,267,033	20,231,446	77%
Gain on sale of securities	3,303,480	—	3,303,480	nm
(Loss) income from equity affiliates	(45,575)	2,507,134	(2,552,709)	(102%)

Net income from continuing operations	26,427,510	14,394,418	12,033,092	84%

Loss from discontinued operations	—	(143,371)	143,371	nm

Net income	26,427,510	14,251,047	12,176,463	85%
Net income attributable to noncontrolling interest	53,717	18,504,785	(18,451,068)	(100%)

Net income (loss) attributable to Arbor Realty Trust, Inc	$26,373,793	$(4,253,738)	$30,627,531	nm

nm	— not meaningful

Net Interest Income
     Interest income decreased $6.3 million, or 21%, to $24.2 million for the three months ended March 31, 2010 from $30.5 million for the three months ended March 31, 2009. This decrease was primarily due to a 9% decrease in the average yield on assets from 5.12% for the three months ended March 31, 2009 to 4.67% for the three months ended March 31, 2010. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, lower rates on refinanced and modified loans and a decrease in loans and investments due to payoffs and paydowns. Interest income from cash equivalents was $0.2 million for both the three months ended March 31, 2010 and 2009.
     Interest expense decreased $1.1 million, or 6%, to $18.1 million for the three months ended March 31, 2010 from $19.2 million for the three months ended March 31, 2009. The decrease was primarily due to a 13% decrease in the average balance of our debt facilities from $2.0 billion for the three months ended March 31, 2009 to $1.7 billion for the three months ended March 31, 2010. The decrease in average balance was related to decreased leverage on our portfolio due to the repayment of certain debt resulting from loan payoffs and paydowns, along with the transfer of assets into our CDO vehicles, which carry a lower cost of funds. The decrease was partially offset by a 9% increase in the average cost of these borrowings from 3.94% for the three months ended March 31, 2009 to 4.28% for the three months ended March 31, 2010 due to increased interest rates resulting from the restructuring of our term and working capital facilities with Wachovia in the third quarter of 2009. See “Notes Payable” below for further details.
Other Revenue
     Property operating income was $0.3 million for the three months ended March 31, 2010. This was primarily due to the operations of two real estate investments recorded as real estate owned as of March 31, 2010. One real estate investment was reclassified from real estate owned, net to real estate held-for-sale at September 30, 2009, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented.
     Other income increased to $0.8 million for the three months ended March 31, 2010 from less than $0.1 million for the three months ended March 31, 2009. This is primarily due to a fee received in the first quarter of 2010 related to a loan held-for-sale at March 31, 2010.
Other Expenses
     Employee compensation and benefits expense decreased $0.5 million, or 20%, to $1.9 million for the three months ended March 31, 2010 from $2.4 million for the three months ended March 31, 2009. This decrease was primarily due to the absence of stock-based compensation expense in the three months ended March 31, 2010, as a result of the accelerated vesting of all remaining shares in the second quarter of 2009. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
     Selling and administrative expense decreased $0.8 million, or 39%, to $1.3 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, and licensing fees. This decrease was primarily due to higher legal cost associated with the foreclosure process on certain of our loans in the three months ended March 31, 2009.
     Property operating expense was $0.4 million for the three months ended March 31, 2010. This was primarily due to the operations of two real estate investments recorded as real estate owned as of March 31, 2010. One real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented.
     Depreciation and amortization expense was less than $0.1 million for the three months ended March 31, 2010. This is due to depreciation expense associated with two real estate investments recorded as real estate owned as of March 31, 2010. One real estate investments was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented.
     Provision for loan losses totaled $25.0 million for the three months ended March 31, 2010, and $67.5 million for the three months ended March 31, 2009. The provision recorded for the three months ended March 31, 2010 was based on our normal quarterly loan review at March 31, 2010, where it was determined that 33 loans with an aggregate carrying value of $710.7 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $25.0 million provision for loan losses. The provision of $67.5 million recorded for the three months ended March 31, 2009 was based on our normal quarterly loan review at March 31, 2009, where it was determined that 18 loans with an aggregate carrying value of $588.8 million, before reserves, were impaired.
     Loss on restructured loans of $9.0 million for the three months ended March 31, 2009 represents losses incurred as a result of restructuring certain of our loans primarily due to unfavorable changes in market conditions. There were no losses on restructured loans for the three months ended March 31, 2010.
     Management fees increased $1.2 million to $1.9 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009 due to the amendment of our management agreement in August 2009 to a cost reimbursement basis. These amounts represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM. The base management fee expense of $0.7 million for the three months ended March 31, 2009 was calculated prior to the amendment. No incentive management fee was earned for the three months ended March 31, 2010 and 2009 as a result of cumulative losses for the respective trailing 12-month periods.
     Gain on exchange of profits interest of $56.0 million in the three months ended March 31, 2009 was due to the recognition of income attributable to the exchange of our POM profits interest in March 2009. See Note 8 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on the POM transaction recorded in 2009. There was no such gain for the three months ended March 31, 2010.
     Gain on extinguishment of debt increased $20.2 million, or 77%, to $46.5 million for the three months ended March 31, 2010 from $26.3 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we purchased, at a discount, approximately $27.6 million of investment grade rated bonds originally issued by our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $20.2 million related to these transactions. We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010. See “Junior Subordinated notes” below for further details. During the three months ended March 31, 2009, we purchased, at a discount, approximately $23.7 million of investment grade rated bonds originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a total net gain on early extinguishment of debt of $26.3 million related to these transactions during three months ended March 31, 2009.
     Gain on sale of securities was $3.3 million for the three months ended March 31, 2010 as a result of selling two CMBS investments with a combined amortized cost of $11.1 million for $14.4 million. See Notes 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions. There were no gains on sale of securities for the three months ended March 31, 2009.
     Loss from equity affiliates was less than $0.1 million for the three months ended March 31, 2010 while income from equity affiliates totaled $2.5 million for the three months ended March 31, 2009. The income for the three months ended March 31, 2009 reflects our share of a joint venture’s profits. There was no income from this joint venture recorded for the three months ended March 31, 2010 as this equity method joint venture was written down to zero in 2009.

Loss from Discontinued Operations
     During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate one of our real estate owned investments. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.1 million for the three months ended March 31, 2009, were reclassified to discontinued operations. For the three months ended March 31, 2010, the receiver’s issued financial statements reported net income for this investment. We believe these amounts are not realizable at this time and, as such, did not record any income from discontinued operations on this held-for-sale investment.
Net Income Attributable to Noncontrolling Interest
     Net income attributable to noncontrolling interest totaled $0.1 million for the three months ended March 31, 2010, representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense. Net income attributable to noncontrolling interest totaled $18.5 million for the three months ended March 31, 2009, primarily as a result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009 allocated to the third party’s interest in a consolidated subsidiary. See Note 13 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of March 31, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the three months ended March 31, 2010 and 2009.
     Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the three months ended March 31, 2010 and 2009, we did not record any provision on income from these taxable REIT subsidiaries.

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
     Current conditions in the capital and credit markets have made certain forms of financing less attractive, and in certain cases less available, therefore we will continue to rely on cash flows provided by operating and investing activities for working capital.
     To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT—taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements. In December 2008, the IRS issued “Revenue Procedure 2008-68” that allows listed REITs to offer shareholders elective stock dividends, which are paid in a combination of cash and common stock with at least 10% of the total distribution paid in cash, to satisfy the future dividend requirement.
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
     At April 19, 2010, the unused portion of $425.3 million of securities under the previously mentioned shelf registration were no longer eligible to be offered and sold due to its expiration on the third anniversary of its effective date.
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
     At March 31, 2010, we had 25,387,410 common shares outstanding.
Debt Facilities
     We also currently maintain liquidity through a term credit agreement, which has a revolving component, one master repurchase agreement, one working capital facility, one note payable and three junior loan participations with four different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of March 31, 2010, these facilities had aggregate borrowings of approximately $1.6 billion.
     The following is a summary of our debt facilities as of March 31, 2010:

	At March 31, 2010
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates
Repurchase agreements. Interest is variable based on pricing over LIBOR	$2,154,331	$2,154,331	$—	2010
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,140,874,809	1,127,574,809	13,300,000	2011 — 2013

Junior subordinated notes. Interest is at a fixed rate (1)	157,496,259	157,496,259	—	2034 — 2037

Notes payable. Interest is variable based on pricing over Prime or LIBOR	364,803,812	329,532,817	35,270,995	2010 — 2016

	$1,665,329,211	$1,616,758,216	$48,570,995

(1)      Represents a total face amount of $175.9 million less a total deferred amount of $18.4 million.
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
     We have one repurchase agreement with a financial institution that bears interest at 250 basis points over LIBOR and has a term expiring in June 2010, with a one year extension option. This facility does not have financial covenants and has a committed amount of $2.2 million, reflecting the one asset currently financed. At March 31, 2010, the outstanding balance under this facility was $2.2 million with a current weighted average note rate of 2.79%.
     We had an uncommitted master repurchase agreement with a second financial institution, effective April 2008, entered into for the purpose of financing a portion of our CRE CDO bond securities. The agreement had a term expiring in May 2010 and bore interest at pricing over LIBOR, varying on the type of asset financed. In January 2010, the facility was repaid in full.
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
     The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% — 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. Proceeds from CDO I and CDO II are distributed quarterly with approximately $2.0 million and $1.1 million, respectively, being paid to investors as a reduction of the CDO liability. As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements accordingly.
     During the year ended December 31, 2009, we purchased, at a discount, approximately $42.8 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $11.8 million. In February 2010, we re-issued the CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, in exchange for the retirement of $114.1 million of our junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity. See “Junior Subordinated Notes” below.
     During the quarter ended March 31, 2010, we purchased, at a discount, approximately $27.6 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $7.4 million. We recorded a net gain on extinguishment of debt of $20.2 million from these transactions in our 2010 Consolidated Statements of Operations. During the three months ended March 31, 2009, we had purchased approximately $23.7 million of investment grade rated notes originally issued by our CDO I, CDO II and CDO III issuing entities for a price of $5.6 million and recorded a net gain on extinguishment of debt of $18.2 million in our 2009 Consolidated Statements of Operations.
     At March 31, 2010, the outstanding note balance under CDO I, CDO II and CDO III was $261.9 million, $328.7 million and $537.0 million, respectively.

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
     Our CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. Our CDOs were in compliance with all such covenants as of March 31, 2010 as well as on the most recent distribution date. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs. However, we may not have sufficient liquidity available to do so at such time. The chart below is a summary of our CDO compliance tests as of the most recent distribution date:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization (1)

Current	188.97%	172.78%	111.88%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	589.47%	533.65%	641.42%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the lower of the market rate or the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.
     Junior Subordinated Notes
     In February 2010, we retired $114.1 million of our junior subordinated notes, with a carrying value of $102.1 million in exchange for the re-issuance of our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash. In the first quarter of 2010, this transaction resulted in recording $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the bonds through their maturity, a reduction to securities available-for-sale of $0.4 million representing the fair value of CDO bonds of other issuers, and a gain on extinguishment of debt of approximately $26.3 million.
     In 2009, we had exchanged $266.1 million of our then outstanding trust preferred securities, consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above. We paid a transaction fee of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring.
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
     The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, we had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.
     Also in 2009, we purchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction in our first quarter 2009 financial statements. In connection with this transaction, during the second quarter of 2009, we retired approximately $0.3 million of common equity related to these junior subordinated notes.
     At March 31, 2010, the aggregate carrying value under these facilities was $157.5 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructure mentioned above, the effective rate was 3.85% at March 31, 2010.
     Notes Payable
     At March 31, 2010, notes payable consisted of a term credit agreement with a revolving credit component, a working capital facility, a note payable and three junior loan participations, and the aggregate outstanding balance under these facilities was $329.5 million.
     In July 2009, we amended and restructured our term credit agreements, revolving credit agreement and working capital facility (the “Amended Agreements”) with Wachovia. The term revolving credit agreement with an outstanding balance of $64.0 million was combined into the term debt facility with an outstanding balance of $237.7 million, along with a portion of the term debt facility with an outstanding balance of $30.3 million, and $15.3 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 million. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with a then outstanding balance of $316.7 million, which contains a revolving component with $35.3 million of availability, and one working capital facility with a then outstanding balance of $57.2 million. The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012. The term loan facility requires a $48.1 million reduction over the three-year term, with approximately $8.0 million in reductions due every six months beginning in December 2009. Margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. The working capital facility requires quarterly amortization of up to $3.0 million per quarter and $1.0 million per CDO, but only if both the CDO is cash flowing to us and we have a minimum quarterly liquidity level of $27.5 million. Pursuant to the amended agreements, the interest rate for the term loan facility was changed to LIBOR plus 350 basis points from LIBOR plus approximately 200 basis points and the interest rate on the working capital facility was changed to LIBOR plus 800 basis points from LIBOR plus 500 basis points. We have also agreed to pay a commitment fee of 1.00% payable over 3 years. We issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and will be amortized into interest expense over the life of the agreement in our Consolidated Statement of Operations. Annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. We will be permitted to pay 100% of taxable income in cash if the term loan facility balance is reduced to $210.0 million, the working capital facility is reduced to $30.0 million and we maintain $35.0 million of minimum liquidity. Our CEO and Chairman, Ivan Kaufman, is required to remain an officer or director of us for the term of the facilities. In addition, the financial covenants have been reduced to a minimum quarterly liquidity of $7.5 million in cash and cash equivalents, a minimum quarterly GAAP net worth of $150.0 million And a ratio of total liabilities to tangible net worth shall not exceed 4.5 to 1 quarterly.
     As a result of the Amended Agreements, at March 31, 2010, we have one term credit agreement with Wachovia, which contains a revolving component with $35.3 million of availability. The facility has a commitment period of three years to July 2012, bears an interest rate of LIBOR plus 350 basis points and margin call provisions relating to collateral value of the underlying assets have been eliminated, as long as the term loan reductions are met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. During the three months ended March 31, 2010, we made additional net paydowns to the term loan facility of $45.4 million, fully satisfying all balance reduction requirements until maturity. The outstanding balance under this facility was $223.8 million at March 31, 2010, with a current weighted average note rate of 4.51%.
     We have a working capital facility with Wachovia with a maturity of June 2012 and an interest rate of LIBOR plus 800 basis points. At March 31, 2010, the outstanding balance under this facility was $49.2 million with a current weighted average note rate of 8.36%.
     In the first quarter of 2010, we entered into an agreement with Wachovia whereby we could retire all of our $335.6 million of then outstanding debt for $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility, representing the outstanding balances in each facility at the time the parties began to negotiate the agreement. The agreement can be closed at any time on or before May 31, 2010 and also has two consecutive 45 day extension options which would extend the payoff date to August 27, 2010. The agreement provides the ability to apply paydowns in the Wachovia facilities against the discounted payoff amount during the term of the agreement. We have made payments of $62.5 million towards the initial discounted payoff amount, leaving $113.7 million payable at March 31, 2010 to Wachovia to close this agreement. The closing of this transaction is subject to certain closing conditions and our ability to obtain the necessary capital. We can make no assurances that we will be able to access sufficient capital under acceptable terms and conditions. In addition, we have obtained a waiver of our minimum tangible net worth covenant, as well as our minimum ratio of total liabilities to tangible net worth covenant, from this financial institution through the extended payoff date of August 27, 2010. We have also obtained temporary amendments thereafter until December 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1. See “Restrictive Covenants” below for further details.
     We have a $50.2 million note payable at March 31, 2010 related to a prior year exchange of profits interest transaction. During the second quarter of 2008, we recorded a $49.5 million note payable related to the exchange of our POM profits interest for operating partnership units in Lightstone Value Plus REIT, L.P. The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.
     We have three junior loan participations with a total outstanding balance at March 31, 2010 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loans and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans. Our obligation to pay interest on these participations is based on the performance of the related loans and investments.
     The term credit agreement, working capital facility and the master repurchase agreement require that we pay interest monthly, based on pricing over LIBOR. The amount of our pricing over these rates varies depending upon the structure of the loan or investment financed pursuant to the specific agreement.
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
     Mortgage Note Payable — Held-For-Sale
     During the second quarter of 2008, we recorded a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009. The mortgage bears interest at a fixed rate and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at March 31, 2010.
     Restrictive Covenants
     Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a change in control, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender. If we violate these covenants in any of our credit facilities, we could be required to pledge more collateral, or repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on the assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern. Violations of these covenants may also result in our being unable to borrow unused amounts under our credit facilities, even if repayment of some or all borrowings is not required. Additionally, to the extent that we were to realize additional losses relating to our loans and investments, it would put additional pressure on our ability to continue to meet these covenants. We were in compliance with our minimum liquidity requirement but we were not in compliance with our minimum tangible net worth and minimum ratio of total liabilities to tangible net worth requirements with Wachovia at March 31, 2010. Our tangible net worth and minimum ratio of total liabilities to tangible net worth were $103.5 million and 5.0 to 1, respectively, at March 31, 2010 and we were required to maintain a minimum tangible net worth of $150.0 million and minimum ratio of total liabilities to tangible net worth of 4.5 to 1 with this financial institution. We have obtained waivers of these two covenants from this financial institution through the extended payoff date of the agreement governing the possible discounted payoff of this facility of August 27, 2010, in conjunction with amendments to our credit facilities. We have also obtained temporary amendments thereafter until December 31, 2010 for the quarterly minimum GAAP tangible net worth covenants, from $150.0 million to $50.0 million, and quarterly maximum ratio of total liabilities to tangible net worth covenants, from 4.5 to 1 to 5.8 to 1.

     We also have certain cross-default provisions whereby accelerated re-payment would occur under the Wachovia term credit and working capital facilities if any party defaults under any indebtedness in a principal amount of at least $5.0 million in the aggregate beyond any applicable grace period regardless of whether the default has been or is waived. Also, a default under the junior subordinated note indentures or any of the CDO’s would trigger a default under our Wachovia debt agreements, but not vice versa, and no payment due under the junior subordinated note indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The junior subordinated note indentures are also cross-defaulted with each other.
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
Contractual Commitments
     As of March 31, 2010, we had the following material contractual obligations (payments in thousands):

			Payments Due by Period (1)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Notes payable	$1,300	$5,000	$273,075	$—	$—	$50,158	$329,533
Collateralized debt obligations (2)	7,009	59,011	385,466	255,633	269,368	151,088	1,127,575
Repurchase agreements	2,154	—	—	—	—	—	2,154
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Mortgage note payable — held-for-sale (4)	—	—	41,440	—	—	—	41,440
Outstanding unfunded commitments (5)	43,189	18,816	1,727	621	455	363	65,171

Totals	$53,652	$82,827	$701,708	$256,254	$269,823	$377,467	$1,741,731

(1)	Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $34.9 million in 2010, $45.9 million in 2011, $41.4 million in 2012, $24.7 million in 2013, $18.1 million in 2014 and $117.0 million thereafter based on current LIBOR rates.

(2)	Comprised of $261.9 million of CDO I debt, $328.7 million of CDO II debt and $537.0 million of CDO III debt with a weighted average remaining maturity of 3.03, 3.16 and 3.06 years, respectively, as of March 31, 2010. In February 2010, we re-issued the CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion of our junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity. During the three months ended March 31, 2010, we repurchased, at a discount, approximately $27.6 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $27.6 million.

(3)	Represents the face amount due upon maturity. The carrying value is $157.5 million, which is net of a deferred amount of $18.4 million. In February 2010, we retired $114.1 million of our junior subordinated notes in exchange for the re-issuance of certain of our own CDO bonds, as well as other assets.

(4)	Mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be sold by September 30, 2010.

(5)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $65.2 million as of March 31, 2010, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $65.2 million outstanding balance at March 31, 2010, our restricted cash balance and CDO III revolver capacity contained approximately $27.6 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.
Management Agreement
     On August 6, 2009, we amended our management agreement with ACM. The amendment was negotiated by a special committee of our Board of Directors, consisting solely of independent directors and was approved unanimously by all of the independent directors. JMP Securities LLC served as financial advisor to the special committee and Skadden, Arps, Slate, Meagher & Flom LLP served as its special counsel. The agreement includes the following new terms, effective as of January 1, 2009.
     The original base management fee structure, which is calculated as a percentage of our equity, was replaced with an arrangement whereby we will reimburse the manager for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and the 2009 base management fee was $8.0 million. The 2010 base management fee is estimated to be approximately $7.6 million, which was approved by the special committee of our Board of Directors. Concurrent with this change, all future origination fees on investments will be retained by us, whereas under the prior agreement, origination fees up to 1% of the loan were retained by ACM.
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
     The amended management agreement allows us to consider, from time to time, the payment of additional fees to ACM for accomplishing certain specified corporate objectives; modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization, with a termination fee of $10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed; will remain in effect until December 31, 2010; and is renewed automatically for successive one-year terms thereafter, unless terminated with six months prior notice.
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
     We previously paid ACM incentive compensation on a quarterly basis, calculated as (1) 25% of the amount by which (a) ARLP’s funds from operations per unit of partnership interest in ARLP, adjusted for certain gains and losses, exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of our common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of ARLP’s outstanding partnership units.
     We incurred $1.9 million and $0.7 million of base management fees for services rendered in the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, ACM did not earn an incentive compensation installment. The new fee structure also provides for success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. No success-based payments were made during the three months ended March 31, 2010 and 2009.
     Additionally, in 2007, ACM received an incentive compensation installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive compensation management fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, one of our equity affiliates.
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
     The incentive compensation is accrued as it is earned. The expense incurred for incentive compensation paid in common stock is determined using the valuation method described above at the quoted market price of our common stock on the last day of each quarter. At December 31 of each year, we remeasure the incentive compensation paid to our manager in the form of common stock in accordance with current accounting guidance, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, the expense recorded for such common stock is adjusted to reflect the fair value of the common stock on the measurement date when the final calculation of the annual incentive compensation is determined. In the event that the annual incentive compensation calculated as of the measurement date is less than the four quarterly installments of the annual incentive compensation paid in advance, our manager will refund the amount of such overpayment in cash and we would record a negative incentive compensation expense in the quarter when such overpayment is determined.
Related Party Transactions
     Due from related party was $8.1 million at March 31, 2010 and consisted of $7.3 million of management fees paid in 2008 related to the exchange of our POM profits interest that closed in 2009 and $0.8 million of escrows held by ACM related to one of our real estate owned assets. At December 31, 2009, due from related party was $15.2 million and consisted of $7.0 million for a loan paydown received by ACM on our behalf in December 2009, which was remitted in the first quarter of 2010, $0.9 million of escrows held by ACM related to 2009 real estate asset transactions and $7.3 million reclassified from prepaid management fee – related party, related to the exchange of our POM profits interest. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and our common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by ACM prior to June 30, 2012.
     Due to related party was $1.2 million at March 31, 2010 and consisted of $0.8 million of base management fees due to ACM and $0.4 million of servicing fees due to ACM, of which $0.9 million will be remitted by us in the second quarter of 2010. At December 31, 2009, due to related party was $2.0 million and consisted primarily of base management fees due to ACM, which were remitted by us in the first quarter of 2010.
We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM, and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager. ACM currently holds approximately 5.4 million of our common shares, representing 21.2% of the voting power of its outstanding stock as of March 31, 2010.

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
     Our operating results will depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. In addition, we have various fixed rate loans in our portfolio, which are financed with variable rate LIBOR borrowings. We have entered into various interest swaps (as discussed below) to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans. Some of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.
     One month LIBOR approximated 0.25% at March 31, 2010 and December 31, 2009.

     Based on our loans, securities available-for-sale and liabilities as of March 31, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.3 million. This is partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale and liabilities as of March 31, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.3 million. This is partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.
     Based on our loans, securities available-for-sale and liabilities as of December 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.1 million. This is partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale and liabilities as of December 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.1 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.
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
     We had nine of these interest rate swap agreements outstanding that had combined notional values of $1.1 billion at March 31, 2010 and December 31, 2009. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point increase in forward interest rates as of March 31, 2010 and December 31, 2009, respectively, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of March 30, 2010 and December 31, 2009, respectively, the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.
     We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 36 of these interest rate swap agreements outstanding that had a combined notional value of $700.1 million as of March 31, 2010 compared to 34 interest rate swap agreements outstanding with combined notional values of $708.2 million as of December 31, 2009. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point increase in forward interest rates as of March 31, 2010 and December 31, 2009, respectively, the fair market value of these interest rate swaps would have increased by approximately $5.8 million and $6.1 million, respectively. If there were a 25 basis point decrease in forward interest rates as of March 31, 2010 and December 31, 2009, respectively, the fair market value of these interest rate swaps would have decreased by approximately $5.7 million and $6.0 million, respectively.
     Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially. As a result, at March 31, 2010 and December 31, 2009, we funded approximately $19.6 million and $18.9 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.
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
Item 1A. RISK FACTORS
     There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. RESERVED
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

Exhibit
Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc. *
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ▲▲
4.1	Form of Certificate for Common Stock. *
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association. •
10.1	Second Amended and Restated Management Agreement, dated August 6, 2009, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. ❖ ❖ ❖
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership. *
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman. *
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. †
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC. *
10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc. *
10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on June 18, 2009). ❖ ❖ ❖
10.8	Form of Restricted Stock Agreement. *
10.9	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor

Exhibit
Number	Description
Management, LLC. *
10.10	Form of Indemnification Agreement. *
10.11	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation. *
10.12	Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor. **
10.13	Master Repurchase Agreement, dated as of November 18, 2002, by and between Nomura Credit and Capital, Inc. and Arbor Commercial Mortgage, LLC. *
10.14	Revolving Credit Facility Agreement, dated as of December 7, 2004, by and between Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Watershed Administrative LLC and the lenders named therein. †
10.15	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. †
10.16	Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association. ‡
10.17	Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC. ‡‡
10.18	Note Purchase Agreement, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC and Wachovia Capital Markets, LLC. †
10.19	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC. ‡
10.20	Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. w
10.21	Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC. w
10.22	Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association. w
10.23	Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors. ww
10.24	Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent. www
10.25	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC. ❖
10.26	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.27	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034.❖❖
10.28	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. ❖❖

Exhibit
Number	Description
10.29	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036. ❖❖
10.30	Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. ❖❖
10.31	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd.❖❖
10.32	Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. ❖❖
10.33	First Amended and Restated Credit Agreement, dated as of July 23, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.❖❖❖
10.34	First Amended and Restated Revolving Loan Agreement, dated as of July 23, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. ❖❖❖
10.35	Registration Rights Agreement, dated as of July 23, 2009, by and between Arbor Realty Trust, Inc. and Wachovia Bank, National Association, a national banking association. •
10.36	First Amendment to First Amended and Restated Credit Agreement, dated as of December 16, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder. •
10.37	Second Amendment to First Amended and Restated Credit Agreement, dated as of December 24, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders and Wells Fargo Bank, National Association, a national banking association, as the custodian. •
10.38	First Amendment to Revolving Loan Agreement, dated as of December 24, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. •
10.39	Third Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of January

Exhibit
Number	Description
20, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder. •
10.40	Waiver to First Amended and Restated Revolving Loan Agreement, dated as of January 20, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. •
10.41	Second Amendment and Waiver to First Amended and Restated Revolving Loan Agreement, dated as of February 2, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. •
10.42	Fourth Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of February 2, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder. •
10.43	Exchange Agreement, dated as of February 26, 2010, among Arbor Realty SR, Inc. and Taberna Preferred Funding I, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. •
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit Index

▲	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

w	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

ww	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

www	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

❖	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.

❖❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.

•	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2009.
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

Date: May 7, 2010