Form 10-Q
period 2010-09-30
ARBOR REALTY TRUST INC
filed 2010-11-05
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $0.01 par value per share: 25,477,410 outstanding (excluding 279,400 shares held in the treasury) as of November 5, 2010.

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets:
Cash and cash equivalents	$26,269,001	$64,624,275
Restricted cash (includes $52,955,412 and $27,935,470 from consolidated VIEs, respectively)	52,955,412	27,935,470
Loans and investments, net (includes $1,272,489,555 and $1,305,593,730 from consolidated VIEs, respectively)	1,501,726,514	1,700,774,288
Available-for-sale securities, at fair value (includes $1,000,000 and $0 from consolidated VIEs, respectively)	1,088,184	488,184
Securities held-to-maturity, net (includes $0 and $60,562,808 from consolidated VIEs, respectively)	—	60,562,808
Investment in equity affiliates	66,913,344	64,910,949
Real estate owned, net (includes $2,716,415 and $2,658,128 from consolidated VIEs, respectively)	23,099,647	8,205,510
Real estate held-for-sale, net	46,977,501	41,440,000
Due from related party (includes $574,099 and $4,165,695 from consolidated VIEs, respectively)	7,866,547	15,240,255
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $15,082,531 and $21,011,295 from consolidated VIEs, respectively)	52,061,017	57,545,084

Total assets	$1,798,005,116	$2,060,774,772

Liabilities and Equity:
Repurchase agreements	$1,478,997	$2,657,332
Collateralized debt obligations (includes $1,075,753,103 and $1,100,515,185 from consolidated VIEs, respectively)	1,075,753,103	1,100,515,185
Junior subordinated notes to subsidiary trust issuing preferred securities	157,699,816	259,487,421
Notes payable	82,457,708	375,219,206
Mortgage note payable — real estate owned	20,750,000	—
Mortgage note payable — held-for-sale	41,440,000	41,440,000
Due to related party	1,905,097	1,997,629
Due to borrowers (includes $1,298,816 and $2,734,526 from consolidated VIEs, respectively)	3,168,888	6,676,544
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $42,681,852 and $34,351,469 from consolidated VIEs, respectively)	99,707,733	97,024,352

Total liabilities	1,561,484,475	1,962,140,802

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,756,810 shares issued, 25,477,410 shares outstanding at September 30, 2010 and 25,666,810 shares issued, 25,387,410 shares outstanding at December 31, 2009	257,568	256,668
Additional paid-in capital	450,686,382	450,376,782
Treasury stock, at cost — 279,400 shares	(7,023,361)	(7,023,361)
Accumulated deficit	(139,542,492)	(293,585,378)
Accumulated other comprehensive loss	(69,803,257)	(53,331,105)

Total Arbor Realty Trust, Inc. stockholders’ equity	234,574,840	96,693,606

Noncontrolling interest in consolidated entity	1,945,801	1,940,364

Total equity	236,520,641	98,633,970

Total liabilities and equity	$1,798,005,116	$2,060,774,772

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$24,878,523	$30,416,621	$74,963,895	$92,604,628
Interest expense	15,209,936	20,797,420	49,474,664	61,039,357

Net interest income	9,668,587	9,619,201	25,489,231	31,565,271

Other revenue:
Property operating income	806,751	291,753	1,835,344	482,965
Other income	21,876	1,857	1,044,500	800,517

Total other revenue	828,627	293,610	2,879,844	1,283,482

Other expenses:
Employee compensation and benefits	1,853,626	2,136,499	5,754,048	8,038,394
Selling and administrative	1,985,471	4,092,293	5,513,868	8,856,214
Property operating expenses	1,103,712	508,782	2,547,285	834,105
Depreciation and amortization	221,246	26,037	367,956	26,037
Other-than-temporary impairment	—	29,395	7,004,800	411,525
Provision for loan losses (net of recoveries)	11,347,964	51,000,000	61,177,964	141,500,000
Loss on restructured loans	5,363,332	300,000	6,188,571	33,127,749
Management fee — related party	1,900,000	6,136,170	5,800,000	13,136,170

Total other expenses	23,775,351	64,229,176	94,354,492	205,930,194

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on sale of securities, net, loss on termination of swaps and income (loss) from equity affiliates	(13,278,137)	(54,316,365)	(65,985,417)	(173,081,441)
Gain on exchange of profits interest	—	—	—	55,988,411
Gain on extinguishment of debt	11,790,000	6,348,128	229,321,130	54,080,118
Loss on sale of securities, net	—	—	(6,989,583)	—
Loss on termination of swaps	—	—	—	(8,729,408)
Income (loss) from equity affiliates	25,588	8,856,060	(47,335)	(1,300,958)

(Loss) income before provision for income taxes	(1,462,549)	(39,112,177)	156,298,795	(73,043,278)
Provision for income taxes	—	—	(1,800,000)	—

(Loss) income from continuing operations	(1,462,549)	(39,112,177)	154,498,795	(73,043,278)

Loss on impairment of real estate held-for-sale	—	(4,898,295)	—	(4,898,295)
Income (loss) on operations of real estate held-for-sale	108,555	(65,796)	(283,382)	(383,351)

Income (loss) from discontinued operations	108,555	(4,964,091)	(283,382)	(5,281,646)

Net (loss) income	(1,353,994)	(44,076,268)	154,215,413	(78,324,924)
Net income attributable to noncontrolling interest	54,067	58,694	161,682	18,620,771

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(1,408,061)	$(44,134,962)	$154,053,731	$(96,945,695)

Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(0.06)	$(1.54)	$6.06	$(3.62)
Income (loss) from discontinued operations	—	(0.20)	(0.01)	(0.21)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(0.06)	$(1.74)	$6.05	$(3.83)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(0.06)	$(1.54)	$6.04	$(3.62)
Income (loss) from discontinued operations	—	(0.20)	(0.01)	(0.21)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(0.06)	$(1.74)	$6.03	$(3.83)

Dividends declared per common share	$—	$—	$—	$—

Weighted average number of shares of common stock outstanding:
Basic	25,477,410	25,387,410	25,447,740	25,288,692

Diluted	25,477,410	25,387,410	25,558,270	25,288,692

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010
(Unaudited)

									Total Arbor
								Accumulated	Realty Trust,
		Common	Common	Additional	Treasury			Other	Inc.	Non-
	Comprehensive	Stock	Stock	Paid-in	Stock	Treasury	Accumulated	Comprehensive	Stockholders’	controlling
	Income (1)	Shares	Par Value	Capital	Shares	Stock	Deficit	Loss (2)	Equity	Interest	Total

Balance – January 1, 2010		25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(293,585,378)	$(53,331,105)	$96,693,606	$1,940,364	$98,633,970
Stock-based compensation		90,000	900	309,600					310,500		310,500
Distributions – preferred stock of private REIT							(10,845)		(10,845)		(10,845)
Net income	$154,215,413						154,053,731		154,053,731	161,682	154,215,413
Distribution to non-controlling interest										(156,245)	(156,245)
Unrealized gain on securities available-for-sale	29,395							29,395	29,395		29,395
Unrealized loss on derivative financial instruments	(39,953,407)							(39,953,407)	(39,953,407)		(39,953,407)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	23,451,860							23,451,860	23,451,860		23,451,860

Balance – September 30, 2010	$137,743,261	25,756,810	$257,568	$450,686,382	(279,400)	$(7,023,361)	$(139,542,492)	$(69,803,257)	$234,574,840	$1,945,801	$236,520,641

(1)	Comprehensive loss for the nine months ended September 30, 2009 was $(44,486,478).

(2)	The net unrealized loss on securities available-for-sale of $18.6 million which was included in accumulated other comprehensive loss in the first quarter of 2010 was realized in earnings upon the sale of securities as well as an other-than-temporary impairment of the remaining security in the second quarter of 2010.
See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$154,215,413	$(78,324,924)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	377,837	686,921
Stock-based compensation	310,500	2,414,796
Other-than-temporary impairment	7,004,800	411,525
Gain on exchange of profits interest	—	(55,988,411)
Gain on extinguishment of debt	(229,321,130)	(54,080,118)
Loss on sale of securities	6,989,583	—
Provision for loan losses (net of recoveries)	61,177,964	141,500,000
Loss on restructured loans	6,188,571	33,127,749
Loss on termination of swaps	—	8,729,408
Loss on impairment of real estate held-for-sale	—	4,898,295
Amortization and accretion of interest and fees	6,162,557	4,601,698
Change in fair value of non-qualifying swaps	242,449	5,091,754
Loss from equity affiliates	47,335	1,300,958
Changes in operating assets and liabilities:
Other assets	(106,063)	19,530,985
Distributions of operations from equity affiliates	67,628	9,879,000
Other liabilities	1,045,407	(10,212,153)
Deferred fees	512,322	2,699,409
Due from/to related party	290,478	3,967,028

Net cash provided by operating activities	$15,205,651	$40,233,920

Investing activities:
Loans and investments funded, originated and purchased, net	(16,804,362)	(6,928,736)
Payoffs and paydowns of loans and investments	125,174,049	115,543,729
Deposits received relating to loan held-for-sale	3,000,000	—
Proceeds from sale of loans	14,500,000	23,250,000
Due to borrowers and reserves	568,828	(7,153,352)
Purchase of securities	(4,481,719)	(10,670,000)
Principal collection on securities	271,766	2,516,810
Proceeds from sale of available-for-sale securities	50,678,631	—
Investment in real estate owned, net	(59,475)	(59,986)
Contributions to equity affiliates	(2,557,540)	—
Distributions from equity affiliates	435,939	1,616,316

Net cash provided by investing activities	$170,726,117	$118,114,781

Financing activities:
Proceeds from notes payable and repurchase agreements	26,000,000	13,080,633
Payoffs and paydowns of notes payable and repurchase agreements	(160,522,077)	(177,066,633)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	(10,500,122)	(1,265,625)
Payoff of notes payable — related party	—	(4,200,000)
Proceeds from collateralized debt obligations	5,500,000	500,000
Payoffs and paydowns of collateralized debt obligations	(50,328,430)	(19,246,596)
Change in restricted cash	(25,019,942)	53,513,452
Payments on swaps to hedge counterparties	(19,310,000)	(61,580,588)
Receipts on swaps from hedge counterparties	10,490,000	69,085,000
Distributions paid to noncontrolling interest	(156,245)	(111,630)
Distributions paid on preferred stock of private REIT	(10,845)	(7,197)
Payment of deferred financing costs	(429,381)	(4,617,514)

Net cash used in financing activities	$(224,287,042)	$(131,916,698)

Net (decrease) increase in cash and cash equivalents	$(38,355,274)	$26,432,003
Cash and cash equivalents at beginning of period	64,624,275	832,041

Cash and cash equivalents at end of period	$26,269,001	$27,264,044

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Supplemental cash flow information:
Cash used to pay interest	$41,290,321	$48,967,437

Cash used (refunded) for taxes	$731,316	$(78,145)

Supplemental schedule of non-cash investing and financing activities:
Extinguishment of notes payable	$159,417,756	$—

Extinguishment of trust preferred securities	$102,110,610	$—

Re-issuance of CDO debt	$42,304,391	$—

Accrual of interest on reissued collateralized debt obligations	$22,941,851	$—

Available-for-sale securities exchanged	$400,000	$—

Investments transferred to available-for-sale securities, at fair value	$35,814,344	$—

Unearned discounts recorded on restructured loans	$7,658,597	$—

Investment transferred to real estate held-for-sale, net	$5,537,501	$41,440,000

Investment in real estate, net	$20,750,000	$8,411,013

Assumption of mortgage note payable — real estate owned	$20,750,000	$—

Margin calls applied to repurchase agreements	$—	$4,845,810

Termination of swap	$—	$17,034,929

Retirement of common equity in trust preferred securities	$—	$7,727,000

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
September 30, 2010
(Unaudited)
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
     The Company had 25,477,410 shares of common stock outstanding at September 30, 2010 and 25,387,410 shares of common stock outstanding at December 31, 2009.
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
     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current period presentation. Interest income and interest expense were netted on the Company’s Consolidated Statements of Operations in accordance with Article 9 of Regulation S-X due to the relevance in understanding its operations. In addition, one of the Company’s real estate investments was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 which resulted in a reclassification from property operating income and expenses to discontinued operations for all prior period presentations. Also, recent accounting guidance, effective at the beginning of 2010, requires expanded disclosure of VIEs to include assets and liabilities of the Company’s CDOs on its Consolidated Balance Sheets as described above.
     The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
estimates. Further, in connection with preparation of the consolidated interim financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2010 through the issuance of the Consolidated Financial Statements.
     The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2010. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Restricted Cash
     At September 30, 2010 and December 31, 2009, the Company had restricted cash of $53.0 million and $27.9 million, respectively, on deposit with the trustees for the Company’s collateralized debt obligations (“CDOs”), see Note 8 — “Debt Obligations.” Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs, unfunded loan commitments, principal repayments for the CDOs and interest payments received from loans in the CDOs, which are remitted quarterly to the bond holders and the Company in the month following the quarter.
     Loans and Investments
     At the time of purchase, the Company designates a security as held-to-maturity, available-for-sale, or trading depending on the Company’s ability and intent to hold. The Company does not have any securities designated as trading or held-to-maturity as of September 30, 2010. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments that are held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment. Management closely monitors market conditions on which it bases such decisions.
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
September 30, 2010
(Unaudited)
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
     Impaired Loans, Allowance for Loan Losses and Loss on Restructured Loans
     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The company evaluates each loan in its portfolio on a quarterly basis. The Company’s loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure the Company’s loans and investments have in relation to the underlying collateral. The Company evaluates all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. Included in the evaluation of the capitalization and market discount rates, the Company considers not only assumptions specific to collateral but also considers geographical and industry trends that could impact the collateral’s value.
     If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $287.8 million relating to 32 loans with an aggregate carrying value, before reserves, of approximately $622.7 million at September 30, 2010 and $326.3 million in allowance for loan losses relating to 31 loans with an aggregate carrying value, before reserves, of approximately $693.7 million at December 31, 2009. In addition, the Company recorded $3.8 million in recoveries of previously recorded loan loss reserves related to two of the Company’s assets during the third quarter of 2010. These recoveries were recorded in provision for loan losses on the Statement of Operations. Of the $3.8 million in recoveries, $3.5 million was related to one asset in which the property was sold and the Company provided financing to the new operator, and as a result of this restructuring, the Company recorded a net recovery of $3.5 million. The Company also recorded a cash recovery of $0.8 million in the second quarter of 2010 for a fully reserved loan.
     Loss on restructured loans are created when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs cost on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a charge to the Statement of Operations in the period in which the loan is restructured. For the three and nine months ended September 30, 2010, the Company recorded loss on restructured loans of $5.4 million and $6.2 million, respectively. For the three and nine months ended September 30, 2009, the Company recorded loss on restructured loans of $0.3 million and $33.1 million, respectively.
     Real Estate Owned and Held-For-Sale
     Real estate owned, shown net of accumulated depreciation, is comprised of real property acquired by foreclosure or deed in lieu of foreclosure. Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the estimated fair value of the real estate at the time of foreclosure or delivery of a deed in lieu of foreclosure.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred and costs subsequently incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.
     The Company allocates the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases, intangibles for the value of the above or below market leases at fair value and to any other identified intangible assets or liabilities. The Company finalizes its purchase price allocation on these assets within one year of the acquisition date. The Company amortizes the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.
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
     Revenue Recognition
     Interest Income — Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when in the opinion of management a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. The Company did not record interest income from such investments for the three and nine month periods ended September 30, 2010 and 2009, respectively.
     Property operating income — Property operating income represents income associated with the operations of two commercial real estate properties recorded as real estate owned. The Company recognizes revenue for these activities when the fees are fixed or determinable, or evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the three and nine month periods ended September 30, 2010, the Company recorded approximately $0.8 million and $1.8 million, respectively, of property operating income relating to its real estate owned, as compared to approximately $0.3 million and $0.5 million, respectively, for the three and nine month periods ended September 30, 2009. As of September 30, 2010, the Company had two real estate owned properties. This was due to a real estate investment that was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another real estate investment that was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, which resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods. See Note 7 — “Real Estate Owned and Held-For-Sale” for further details.
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
     Income Taxes
     The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that the Company distributes at least 90% of taxable income and meets certain other requirements. Certain REIT income may be subject to state and local

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
income taxes. The Company’s assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by the Company’s taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions may, at the Company’s election, be deferred to future periods.
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
     Other Comprehensive Income / (Loss)
     The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. In addition, to the extent the Company’s derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see “Derivatives and Hedging Activities” below. At September 30, 2010, accumulated other comprehensive loss was $69.8 million and consisted of $69.8 million of net unrealized loss on derivatives designated as cash flow hedges and a less than $0.1 million unrealized gain related to available-for-sale securities. At December 31, 2009, accumulated other comprehensive loss was $53.3 million and consisted of net unrealized losses on derivatives designated as cash flow hedges.
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
September 30, 2010
(Unaudited)
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
     Recently Issued Accounting Pronouncements
     In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance is effective for the fourth quarter of 2010, and as it only amends existing disclosure requirements, the Company does not expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements.
     In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination. This guidance was effective for the third quarter of 2010 and its adoption did not have a material effect on the Company Consolidated Financial Statements.
     In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the roll forward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a material effect on the Company’s Consolidated Financial Statements. The gross presentation of the Level 3 roll forward is required for interim and annual reporting periods beginning after December 15, 2010 and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 3 — Loans and Investments
     The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated:

					At September 30, 2010		At December 31, 2009
	September 30,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2010	of Total	2009	of Total	Count	Pay Rate(1)	Count	Pay Rate(1)
	(Unaudited)				(Unaudited)
Bridge loans	$1,062,921,331	59%	$1,245,497,015	61%	50	4.91%	56	5.00%
Mezzanine loans	303,878,013	17%	343,494,118	17%	35	4.03%	37	5.43%
Junior participation loans	249,398,320	14%	255,076,554	13%	14	5.15%	15	5.46%
Preferred equity Investments	187,992,959	10%	190,967,267	9%	18	2.76%	18	2.84%

	1,804,190,623	100%	2,035,034,954	100%	117	4.57%	126	4.93%

Unearned revenue	(14,665,322)		(7,932,627)
Allowance for loan losses	(287,798,787)		(326,328,039)

Loans and investments, net	$1,501,726,514		$1,700,774,288

(1)	“Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.
Concentration of Borrower Risk
     The Company is subject to concentration risk in that, as of September 30, 2010, the unpaid principal balance related to 30 loans with five unrelated borrowers represented approximately 34% of total assets. At December 31, 2009 the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 31% of total assets. As of September 30, 2010 and December 31, 2009, the Company had 117 and 126 loans and investments, respectively. As of September 30, 2010, 36%, 13%, and 11% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively. As of December 31, 2009, 38%, 13%, and 11% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively.
Impaired Loans and Allowance for Loan Losses
     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company’s normal quarterly loan review at September 30, 2010, it was determined that 32 loans with an aggregate carrying value, before reserves, of $622.7 million were impaired. At December 31, 2009, it was determined that 31 loans with an aggregate carrying value, before reserves, of $693.7 million were impaired.
     The Company performed an evaluation of the impaired loans and determined that the fair value of the underlying collateral securing the loans was less than the net carrying value of the loans, resulting in a $15.2 million and $65.8 million provision for loan losses for the three and nine months ended September 30, 2010, respectively. In addition, the Company recorded $3.8 million in recoveries of previously recorded loan loss reserves related to two of the Company’s assets during the third quarter of 2010. These recoveries were recorded in provision for loan losses on the Statement of Operations. Of the $3.8 million in recoveries, $3.5 million was related to one asset in which the property was sold and the Company provided financing to the new operator, and as a result of this

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
restructuring, the Company recorded a net recovery of $3.5 million. The Company also recorded a cash recovery of $0.8 million received in the second quarter of 2010 for a fully reserved loan. The effect of these recoveries resulted in a provision for loan losses, net of recoveries, of $11.3 million and $61.2 million for the three and nine months ended September 30, 2010, respectively. Of the $15.2 million of loan loss reserves recorded during the three months ended September 30, 2010, $9.6 million was on loans on which the Company had previously recorded reserves, while $5.6 million of reserves related to other loans in the Company’s portfolio. Of the $65.8 million of loan loss reserves recorded during the nine months ended September 30, 2010, $42.9 million was on loans on which the Company had previously recorded reserves, while $22.9 million of reserves related to other loans in the Company’s portfolio. In October 2010, the Company received a $14.1 million recovery related to a loan that was previously fully reserved which will be recorded in the fourth quarter of 2010.
     The Company recorded a $51.0 million and $141.5 million provision for loan losses for the three and nine months ended September 30, 2009, respectively.
     As a result of the quarterly review process at September 30, 2010, the Company identified loans and investments that it considers higher-risk loans which had a carrying value, before reserves, of approximately $439.4 million and a weighted average loan-to-value (LTV) ratio of 98%, as compared to lower-risk loans with a carrying value, before reserves, of $1.3 billion and a weighted average LTV ratio of 89%. There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss.
     A summary of the changes in the allowance for loan losses is as follows:

For the Nine Months Ended
September 30, 2010

Allowance at beginning of the period	$326,328,039
Provision for loan losses	65,761,004
Charge-offs	(92,048,619)
Market value adjustments	(7,658,597)
Recoveries of reserves	(4,583,040)

Allowance at end of the period	$287,798,787

     As of September 30, 2010, ten loans with a net carrying value of approximately $53.1 million, net of related loan loss reserves of $66.2 million, were classified as non-performing and nine of the ten loans had loan loss reserves. Income is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2009, 13 loans with a net carrying value of approximately $110.8 million, net of related loan loss reserves of $115.0 million, were classified as non-performing for which income recognition had been suspended. The Company had previously established loan loss reserves on all of these loans.
     In the first quarter of 2010, the Company entered into an agreement to sell a mezzanine loan for $25.0 million. As a result, the loan is recorded at fair value, equal to the purchase price less expected costs to complete the sale, in loans and investments on the Company’s Consolidated Balance Sheet as of September 30, 2010 and is expected to close in the fourth quarter of 2010. The Company has received $2.0 million in non-refundable deposits from the purchaser which were recorded in other liabilities on the Company’s September 30, 2010 Consolidated Balance Sheet.
     During the fourth quarter of 2009, the Company entered into an agreement to sell one of its bridge loans for $35.0 million. The Company received $20.5 million in non-refundable deposits from the purchaser during the fourth quarter of 2009, which were recorded in other liabilities on the Company’s Consolidated Balance Sheet. The remaining purchase price of $14.5 million was collected at the close of the transaction in April 2010, and the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Company recorded a charge-off to previously recorded reserves of $35.4 million during the second quarter of 2010 to remove the amount of allowance for loan losses that had previously been recorded related to this loan.
     During the quarter ended September 30, 2010, the Company received $21.4 million in principal payoffs on three bridge loans with an aggregate carrying value of $34.4 million recording a loss on the restructuring of approximately $1.6 million and a charge-off to previously recorded reserves of $11.5 million; wrote down four bridge loans with a aggregate carrying value of $96.9 million, after principal paydowns of $7.3 million, to $78.3 million, recording a loss on the restructuring of approximately $3.8 million and a charge-off to previously recorded reserves of $7.4 million; wrote off a mezzanine loan to previously recorded reserves of $26.8 million; and recorded market value adjustments of $7.7 million on two loans due to a modification of loan valuation assumptions. During the quarter ended June 30, 2010, the Company received $19.9 million in principal payoffs on two bridge loans and a mezzanine loan with an aggregate carrying value of $20.7 million and wrote down a mezzanine loan with a carrying value, after principal paydowns, of $15.4 million to $10.0 million, recording a loss on the restructuring of approximately $0.8 million and a charge-off to previously recorded reserves of $5.4 million, respectively. The Company also reclassified a $5.6 million loan loss reserve related to a junior participation loan on a property that was acquired through deed-in-lieu of foreclosure and recorded to real estate owned, net on the Company’s Consolidated Balance Sheet in the second quarter of 2010, and then terminated the loan and removed the reserve. See Note 7 — “Real Estate Owned and Held-For-Sale” for further details. There were no losses on restructuring or charge-offs for the quarter ended March 31, 2010.
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
     At September 30, 2010, the Company did not have any loans contractually past due 90 days or more that are still accruing interest. Also, the Company had unfunded commitments totaling $0.3 million on modified loans considered “troubled debt restructurings” and there were three loans in the Company’s portfolio with an aggregate carrying value of $99.5 million which are considered troubled debt restructurings that are not included in the discussions above.
Note 4 — Available-For-Sale Securities
     The following is a summary of the Company’s securities available-for-sale at September 30, 2010:

			Other-Than-
	Face	Amortized	Temporary	Unrealized	Estimated
	Value	Cost	Impairment	Gain / (Loss)	Fair Value

Common equity securities	$—	$88,184	$(29,395)	$29,395	$88,184
Collateralized debt obligation bond	10,000,000	7,975,405	(6,975,405)	—	1,000,000

Total available-for-sale securities	$10,000,000	$8,063,589	$(7,004,800)	$29,395	$1,088,184

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     The following is a summary of the Company’s available-for-sale securities at December 31, 2009:

			Other-Than-
	Face	Amortized	Temporary	Unrealized	Estimated
	Value	Cost	Impairment	Gain / (Loss)	Fair Value

Common equity securities	$—	$529,104	$(440,920)	$—	$88,184
Collateralized debt obligation bonds	25,000,000	11,607,136	(11,207,136) (1)	—	400,000

Total available-for-sale securities	$25,000,000	$12,136,240	$(11,648,056)	$—	$488,184

(1)	Cumulative total includes $9.8 million recorded in 2009 and $1.4 million recorded in 2008.
     The following is a summary of the underlying credit rating of the Company’s collateralized debt obligation bonds investments available-for-sale at September 30, 2010 and December 31, 2009:

	At September 30, 2010			At December 31, 2009
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total
BBB+	—	$—	—	1	$10,219,636	88%
BB-	1	7,975,405	100%	—	—	—
B	—	—	—	1	1,387,500	12%

	1	$7,975,405	100%	2	$11,607,136	100%

(1)	Based on the rating published by Standard & Poor’s for each security.
     In March 2010, the Company sold a AAA rated commercial mortgage-backed security (“CMBS”) investment, with an amortized cost of $1.5 million, for $1.8 million and a BBB rated CMBS investment with a amortized cost of $9.6 million for $12.5 million and recorded an aggregate gain of approximately $3.3 million in its Consolidated Statement of Operations. These securities were classified as held-to-maturity at December 31, 2009, however, the Company made the decision to sell the securities at a gain due to favorable market opportunities. Accordingly, because this is considered a change of intent to hold the securities, the Company reclassified all remaining held-to-maturity securities, with a carrying amount of $54.4 million, to available-for-sale at their estimated fair value of $35.8 million, with a net unrealized loss of $18.6 million recorded in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet in the first quarter of 2010. See Note 5 — “Securities Held-To-Maturity” for further details. During the first quarter of 2010, the Company had also purchased an additional $4.5 million investment grade CMBS, at a discount of less than $0.1 million.
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
     During the three months ended September 30, 2010, the Company purchased a $7.4 million investment grade CMBS, at a discount for $6.9 million, and subsequently sold it for $6.9 million in the same quarter with no gain or loss on the sale of the investment.
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
September 30, 2010
(Unaudited)
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
     Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. The company does not intend to sell the remaining CDO bond investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment. The Company’s efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. As of September 30, 2010, the CDO bond security available-for-sale has been in a loss position as compared to its original purchase price for more than twelve months. Based on the Company’s analysis at June 30, 2010, the Company concluded that this CDO bond investment was other-than-temporarily impaired and recorded a $7.0 million impairment charge in the second quarter of 2010 to the Company’s Consolidated Statement of Operations which was reclassified from accumulated other comprehensive loss. No impairment was recorded for the three months ended September 30, 2010.
     The remaining CDO bond security bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 41.5 years, but has an estimated remaining life of 5.6 years due to the maturities of the underlying assets.
     As of the second quarter of 2010, the Company is no longer accreting income on its remaining CDO bond security which has $2.5 million of original discount at September 30, 2010. For the nine months ended September 30, 2010, the Company accreted approximately $0.8 million of CDO bond discount into interest income, representing accretion on approximately $7.5 million of the total original discount. For the three and nine months ended September 30, 2009, the Company accreted approximately $0.7 million and $1.9 million, respectively of CDO bond discount into interest income. For the nine months ended September 30, 2010, the Company accreted approximately $0.1 million of CMBS discounts into interest income. For the three and nine months ended September 30, 2009, the Company accreted approximately $0.1 million and $0.3 million, respectively, of CMBS discount into interest income.
     During the nine months ended September 30, 2010, the Company received principal repayments of $0.3 million on one of the Company’s CDO bond securities sold during the second quarter of 2010. In 2009, the Company had received repayments of principal of $2.5 million on this security.
     For the three and nine months ended September 30, 2010, the average yield on the Company’s CDO bond and CMBS securities available-for-sale based on their face values was 0.73% and 3.63%, respectively, including the accretion of discount. For the three and nine months ended September 30, 2009, the average yield on the Company’s CDO bond securities based on their face values was 4.89% and 4.74%, respectively, including the accretion of discount.
     During 2007, the Company purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million, which had a fair value of $0.1 million at both September 30, 2010 and December 31, 2009. In 2008 and 2009, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Company concluded that these securities were other-than-temporarily impaired and recorded $16.2 million and $0.4 million of impairment charges to the Consolidated Statements of Operations in 2008 and 2009, respectively. During the second quarter of 2010, the Company concluded that these securities were other-than-temporarily impaired under GAAP and recorded a less than $0.1 million impairment charge to the Consolidated Statements of Operations. As of September 30, 2010, an unrealized gain of less than $0.1 million related to these securities was recorded in accumulated other comprehensive loss. At December 31, 2009, all losses in fair value on the available-for-sale securities to date were recorded as other-than-temporary impairments, and therefore recognized in earnings.
Note 5 — Securities Held-To-Maturity
     The Company had no securities held-to-maturity at September 30, 2010.
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
     During the second quarter of 2008, the Company purchased $82.7 million of investment grade commercial real estate CDO bonds for $58.1 million, representing a $24.6 million discount to their face value. The discount was accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. At December 31, 2009, a BBB+ rated CDO bond, with a face value of $20.0 million and a discount of $9.8 million, and a B rated CDO bond, with a face value of $5.0 million and a discount of $3.6 million, were reclassified from held-to-maturity to available-for-sale. During the fourth quarter of 2008, the Company determined that the B rated CDO bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company’s 2008 Consolidated Financial Statements. The Company exchanged these two bonds in the retirement of a portion of its own junior subordinated notes in February 2010. An other-than-temporary impairment of $9.8 million was recognized upon the reclassification during the fourth quarter of 2009. See Note 4 — “Securities Available-For-Sale” above. For the three and nine months ended September 30, 2009, the Company accreted approximately $0.7 million and $1.9 million, respectively of CDO bond discount into interest income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
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
     In 2009, the Company purchased $17.0 million of investment grade CMBS for $12.4 million plus accrued interest, representing a $4.6 million discount to their face value. Purchase discounts are accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the three and nine months ended September 30, 2009, the Company accreted approximately $0.1 million and $0.3 million, respectively, of CMBS discount into interest income.
     At December 31, 2009, the CDO bond investments bore interest at a weighted average spread of 34 basis points over LIBOR and had a weighted average stated maturity of 34.2 years, but had an estimated average remaining life of 3.7 years due to the maturities of the underlying assets. At December 31, 2009, the CMBS investments bore interest at a weighted average coupon rate of 5.80% and had a weighted average stated maturity of 29.6 years, but had an estimated average remaining life of 6.0 years due to the maturities of the underlying assets.
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
Note 6 — Investment in Equity Affiliates
     The following is a summary of the Company’s investment in equity affiliates at September 30, 2010 and December 31, 2009:

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	September 30,	December 31,	September 30,
Equity Affiliates	2010	2009	2010

930 Flushing & 80 Evergreen	$491,975	$491,975	$24,151,471
450 West 33rd Street	1,136,960	1,136,960	50,000,000
1107 Broadway	5,720,000	5,720,000	—
Alpine Meadows	—	—	33,500,000
St. John’s Development	—	144,605	25,000,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

			Outstanding
			Loan Balance
			to Equity
	Investment in Equity Affiliates at		Affiliates at
	September 30,	December 31,	September 30,
Equity Affiliates	2010	2009	2010

Lightstone Value Plus REIT L.P	55,988,409	55,988,409	—
JT Prime	851,000	851,000	—
West Shore Café	2,147,000	—	4,000,000
Issuers of Junior Subordinated Notes	578,000	578,000	—

Total	$66,913,344	$64,910,949	$136,651,471

     The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method and the remaining investments under the equity method.
     The following represents the significant changes in the Company’s investments in equity affiliates:
West Shore Café
     In August 2010, the Company invested $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California. The Company also provided a $5.5 million first mortgage loan, $4.0 million of which was initially funded, that matures in August 2013 and bears interest at a weighted average yield of 10.5%.
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
     The managing member of the investor group is an experienced real estate developer who retains a 50% controlling interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan is recorded as a return of capital and reduction of the Company’s equity investment and the loan has a $15.0 million allowance for loan loss recorded against it at September 30, 2010. During the nine months ended September 30, 2009, the Company received $1.6 million of such interest, reducing the Company’s investment to $1.9 million. Current accounting guidance requires the Company’s investments in equity affiliates to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the third quarter of 2009, the Company recorded an other-than-temporary impairment of $1.9 million for the remaining amount of the investment which was recorded in loss from equity affiliates in the Company’s Consolidated Statements of Operations. In the fourth quarter of 2009, the Company was able to recover $0.6 million of the loss reducing the balance to $0.1 million at December 31, 2009. In the first quarter of 2010, the Company contributed $0.4 million to this investment and recovered $0.5 million reducing the balance of the investment to zero at September 30, 2010. The Company accounts for this investment under the equity method.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 7 — Real Estate Owned and Held-For-Sale
     The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Bear Canyon, Arizona that had a maturity date of July 2012 and bore interest at a fixed rate of 10%. During 2009, the Company established a $5.6 million provision for loan loss related to this property equal to the carrying value of the loan and in the second quarter of 2010, terminated the loan as well as the provision. In April 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million senior interest in a first mortgage loan. The Company recorded this transaction as real estate owned in its Consolidated Financial Statements at a fair value of $20.8 million. For the three and nine months ended September 30, 2010, the Company recorded property operating income of $0.6 million and $1.2 million, respectively, and property operating expenses, including depreciation, of $0.9 million and $1.8 million, respectively. At September 30, 2010, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation and allowances, totaling approximately $20.4 million, cash of $0.1 million, other assets of $0.6 million, mortgage note payable of $20.8 million and other liabilities of $0.3 million.
     The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company. As a result, during the second quarter of 2009 the Company recorded this investment on its balance sheet as real estate owned at a fair value of $2.9 million. The carrying value represented the fair value of the underlying collateral at the time of the transfer. For the three and nine months ended September 30, 2010, the Company recorded property operating income of $0.2 million and $0.7 million, respectively, and property operating expenses, including depreciation, of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2009, the Company recorded property operating income of $0.3 million and $0.5 million, respectively, and property operating expenses, including depreciation, of $0.5 million and $0.9 million, respectively. At September 30, 2010, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation and allowances totaling approximately $2.7 million, other assets of $0.1 million and other liabilities of $0.4 million.
     The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008 and 2009, the Company recorded a $4.3 million provision for loan loss related to this property reducing the carrying amount to $5.6 million. In August 2009, the Company was the winning bidder at a foreclosure sale of the property securing this loan which was recorded as real estate owned. The carrying value represented the then fair value of the underlying collateral at the time of the sale. During the third quarter of 2010, the Company agreed to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $5.5 million and reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements. The Company sold the property to the third party and received proceeds of approximately $6.8 million in October 2010.
     The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its balance sheet as real estate owned at fair value, which included the Company’s $3.5 million carrying value of the mezzanine loan and the $41.4 million first lien mortgage note payable. During the third quarter of 2009, the Company mutually agreed with the first mortgage lender to appoint a receiver to operate the property and the Company is working to assist in the transfer of title to the first mortgage lender. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for the current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements, and recorded an impairment loss of $4.9 million in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
2009. The Company had originally planned to transfer the property to the first mortgage lender within one year of the date of this designation, however, due to circumstances beyond the Company’s control, the transfer has not been completed within the one year time frame. The Company believes it is reasonable to expect the transfer to be completed in 2011. Based on the facts and circumstances related to this property, the Company will continue to account for this investment as real estate held-for-sale.
     As of September 30, 2010, real estate held-for-sale consisted of land and building, net of accumulated depreciation and allowances of approximately $41.4 million from the office building located in Indianapolis and approximately $5.5 million from the motel located in Long Beach, California. At September 30, 2010 the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million from the office building, and cash of $0.2 million, other assets of less than $0.1 million and other liabilities of $0.1 million from the motel. The Company did not record interest expense related to the note payable, as the interest expense is non-recourse and the Company is in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage. For the three and nine months ended September 30, 2010, the receiver’s issued financial statements reported net income for the office building investment. The Company believes these amounts are not realizable at this time and, as such, did not record any income or loss on this held-for-sale investment. For the three and nine months ended September 30, 2010, loss from discontinued operations consisted of property operating income of $0.2 million and $0.4 million, respectively, and property operating expenses of $0.1 million and $0.7 million, respectively. For the three and nine months ended September 30, 2009, loss from discontinued operations consisted of property operating income of approximately $0.6 million and $3.4 million, respectively, property operating expenses of approximately $0.5 million and $3.1 million, respectively, and depreciation and amortization of approximately $0.1 million and $0.7 million, respectively, which was reclassified to discontinued operations in the Company’s Consolidated Statement of Operations. In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.
Note 8 — Debt Obligations
     The Company utilizes a repurchase agreement, a term credit agreement, loan participations, collateralized debt obligations and junior subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.
Repurchase Agreements
     The following table outlines borrowings under the Company’s repurchase agreements as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, financial institution, $1.5 million committed line at September 30, 2010, expiration June 2011, interest is variable based on one-month LIBOR; the weighted average note rate was 2.79% and 2.77%, respectively	$1,478,997	$523,938	$2,435,332	$2,523,938

Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest was variable based on one and three-month LIBOR; the weighted average note rate was 1.52%,	—	—	222,000	400,000

Total repurchase agreements	$1,478,997	$523,938	$2,657,332	$2,923,938

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     At September 30, 2010, the weighted average note rate for the Company’s repurchase agreement was 2.79%. There were no interest rate swaps on this repurchase agreement at September 30, 2010.
     The Company has a repurchase agreement that bears interest at 250 basis points over LIBOR. In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option. In June 2010, the Company exercised the option, extending the maturity to June 2011. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount reflecting the one asset currently financed in this facility. During the nine months ended September 30, 2010, the Company paid down approximately $1.0 million of this facility. At September 30, 2010, the outstanding balance under this facility was $1.5 million.
     In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its commercial real estate (“CRE”) CDO bond securities. The facility had a term expiring in May 2010, bore interest at pricing over LIBOR, varying on the type of asset financed, and a balance of $0.2 million at December 31, 2009. In January 2010, the facility was repaid in full.
Collateralized Debt Obligations
     The following table outlines borrowings under the Company’s collateralized debt obligations as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.72% and 4.22%, respectively	$230,607,155	$349,575,130	$254,101,853	$389,985,735
CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.17% and 3.28%, respectively	302,985,239	387,599,717	329,549,487	401,729,747
CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.80% and 1.76%, respectively	542,160,709	550,454,583	516,863,845	547,908,818

Total CDOs	$1,075,753,103	$1,287,629,430	$1,100,515,185	$1,339,624,300

     At September 30, 2010, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.81%. Excluding the effect of swaps, the weighted average note rate at September 30, 2010 was 0.85%.
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
     CDO III has a $100.0 million revolving note class that provides a revolving note facility. The outstanding note balance for CDO III was $542.2 million at September 30, 2010 which included $92.2 million outstanding under

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
the revolving note facility. CDO III is not required to make any amortization payments prior to the end of its replenishment period in January 2012.
     In the third quarter of 2010, the Company purchased, at a discount, a $6.0 million investment grade rated note originally issued by its CDO I issuing entity for a price of approximately $3.1 million from a third party investor and a $15.0 million investment grade rated note originally issued by its CDO II issuing entity for a price of approximately $6.2 million from the Company’s manager, ACM, who had purchased it in the third quarter of 2010 from a third party investor for approximately $6.2 million. The Company recorded a net gain on extinguishment of debt of $11.8 million from these transactions in its third quarter 2010 Consolidated Statements of Operations.
     In the second quarter of 2010, the Company purchased, at a discount, approximately $10.0 million of investment grade rated notes originally issued by its CDO I issuing entity for a price of $4.5 million, $8.9 million of investment grade rated notes originally issued by its CDO II issuing entity for a price of $1.7 million and $0.2 million originally issued by its CDO III issuing entity for a price of less than $0.1 million from third party investors. The Company recorded a net gain on extinguishment of debt of $12.8 million from these transactions in its second quarter 2010 Consolidated Statements of Operations.
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
     During the three and nine months ended September 30, 2009, the Company had purchased approximately $7.9 million and $42.8 million, respectively, of investment grade rated notes originally issued by its CDO I, CDO II and CDO III issuing entities for a price of $1.5 million and $11.8 million, respectively, and recorded a net gain on extinguishment of debt of $6.3 million and $31.0 million, respectively, in its 2009 Consolidated Statements of Operations.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Junior Subordinated Notes
     The following table outlines borrowings under the Company’s junior subordinated notes as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $29.4 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	$—	$26,291,219

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,108,450	25,057,081

Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	6,256,586	6,245,736

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,108,450	25,057,081

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	24,480,049	24,430,653

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	—	25,057,081

Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	13,078,703	13,055,465

Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	14,053,901	14,028,497

Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	28,233,282	28,182,248

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	—	25,057,081

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	—	25,683,687

Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	19,021,940	18,987,535

Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,358,455	2,354,057

Total junior subordinated notes	$157,699,816	$259,487,421

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
September 30, 2010
(Unaudited)
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
     The carrying value under these facilities was $157.7 million at September 30, 2010 and $259.5 million at December 31, 2009. The current weighted average note rate was 0.50% at September 30, 2010 and December 31, 2009, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.85% and 3.96% at September 30, 2010 and December 31, 2009, respectively. The impact of these variable interest entities with respect to consolidation is discussed in Note 10 — “Variable Interest Entities.”

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Notes Payable
     The following table outlines borrowings under the Company’s notes payable as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Term credit agreement, Wachovia Bank, National Association, $269.3 million committed line, $35.3 million revolving component, repaid on June 30, 2010, interest was variable based on one-month LIBOR; the weighted average note rate was 4.38%	$—	$—	$269,256,270	$335,960,807

Working capital facility, Wachovia Bank, National Association; $49.5 million committed line repaid on June 30, 2010, interest was variable based on one-month LIBOR, the weighted average note rate was 8.35% .	—	—	49,505,228	—

Term credit facility, $26.0 million committed line, expiration December 2010, interest is variable at 5.00% plus one-month LIBOR or Prime; the weighted average note rate was 5.33%	26,000,000	41,647,043	—	—

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	50,157,708	55,988,411	50,157,708	55,988,411

Junior loan participations, maturity of July 2011, secured by the Company’s interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	5,000,000	5,000,000	5,000,000	5,000,000

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$82,457,708	$103,935,454	$375,219,206	$398,249,218

     At September 30, 2010, the aggregate weighted average note rate for the Company’s notes payable was 5.13%. There were no interest rate swaps on the notes payable at September 30, 2010.
     In the first quarter of 2010, the Company entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo, National Association (“Wachovia”) whereby the Company could retire all of its $335.6 million of debt outstanding at the time the parties began to negotiate the agreement for a discounted payoff amount of $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility.
     In June 2010, the Company closed on the discounted payoff agreement with Wachovia and entered into a new term financing agreement with a different financial institution under the following terms:
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
September 30, 2010
(Unaudited)
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
     Upon closing on the discounted payoff agreement on June 30, 2010, the Company recorded a $158.4 million gain to its Consolidated Statement of Operations, net of $0.4 million of warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were $1.8 million and recorded in provision for income taxes resulting in a net gain of $156.6 million. In accordance with the management agreement with the Company’s manager, the gain and all other gains recorded as a result of discounted debt repurchases are included in the calculation of the incentive management fee. The incentive management fee for 2010 will not be finalized until the end of the fiscal year. See Note 17 — “Management Agreement” for further details. The new facility also has a compensating balance requirement of $26.0 million of average monthly collected deposits by the Company and its affiliates. In October 2010, the Company repaid the $26.0 million facility.
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
     In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company’s profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone Value Plus REIT, L.P. The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company’s interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. In March 2009, the Company also recorded a gain on exchange of profits interest of $56.0 million. At September 30, 2010, the outstanding balance of this note was $50.2 million.
     The Company has three junior loan participations with a total outstanding balance at September 30, 2010 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loans. The Company’s obligation to pay interest on these participations is based on the performance of the related loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Mortgage Note Payable — Real Estate Owned
     During the second quarter of 2010, the Company assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which the Company had a $5.6 million junior participation loan. The real estate investment was classified as real estate owned in April 2010. The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option. The outstanding balance of this mortgage was $20.8 million at September 30, 2010.
Mortgage Note Payable — Held-For-Sale
     During the second quarter of 2008, the Company assumed a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale at September 2009. The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at September 30, 2010.
Debt Covenants
     The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and a compensating balance requirement. The Company was in compliance with all financial covenants and restrictions at September 30, 2010.
     The Company’s CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company’s CDOs were in compliance with all such covenants as of September 30, 2010, as well as on the most recent determination date. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The chart below is a summary of the Company’s CDO compliance tests as of the most recent determination date:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	184.24%	171.00%	109.47%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	404.80%	474.64%	447.68%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the lower of the market rate or the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     The following is a summary of the derivative financial instruments held by the Company as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		Notional Value					Balance	Fair Value
			September 30,		December 31,	Expiration	Sheet	September 30,	December 31,
Designation\Cash Flow	Derivative	Count	2010	Count	2009	Date	Location	2010	2009

Non-Qualifying	Basis						Other
	Swaps	9	$1,056,851	9	$1,061,781	2012-2015	Assets	$1,760	$2,002

Qualifying	Interest
	Rate						Other
	Swaps	—	$—	1	$45,118	2016	Assets	$—	$514

Qualifying	Interest
	Rate						Other
	Swaps	32	$680,475	33	$663,093	2010-2017	Liabilities	$(64,959)	$(47,886)

     The fair value of Non-Qualifying Hedges was $1.8 million and $2.0 million as of September 30, 2010 and December 31, 2009, respectively, and is recorded in other assets in the Consolidated Balance Sheet. These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. For the three months ended September 30, 2010 and 2009, the change in fair value of the Non-Qualifying Swaps was $(1.0) million and $(1.7) million, respectively, and for the nine months ended September 30, 2010 and 2009, the change in fair value of the Non-Qualifying Swaps was $(0.2) million and $(5.1) million, respectively and was recorded in interest expense on the Consolidated Statements of Operations.
     The fair value of Qualifying Cash Flow Hedges as of September 30, 2010 and December 31, 2009 was $(65.0) million and $(47.4) million, respectively, and was recorded in other liabilities in the amount of $(65.0) million at September 30, 2010 and in other liabilities in the amount of $(47.9) million and other assets in the amount of $0.5 million at December 31, 2009. The change in the fair value of Qualifying Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheet. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the nine months ended September 30, 2010, the Company entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million. The Company also had one interest rate swap with an amortizing notional of approximately $22.0 million and four interest rate swaps matured with a combined notional of approximately $22.5 million. During the nine months ended September 30, 2009, the Company entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap of approximately 6.25 years, terminated seven interest rate swaps related to the Company’s restructured trust preferred securities with a combined notional value of $185.0 million, terminated an interest rate swap with a notional value of approximately $33.1 million, terminated a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million, and the notional values on two basis swaps and one interest rate swap were amortized down by approximately $239.7 million. As of September 30, 2010, the Company expects to reclassify approximately $(27.8) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.
     Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
items in order to qualify for the aforementioned hedge accounting treatment. As of September 30, 2010 and December 31, 2009, the Company had a net deferred loss of $4.9 million and $6.0 million, respectively, in accumulated other comprehensive loss. The Company recorded $0.4 million as additional interest expense related to the amortization of the loss for the three months ended September 30, 2010 and 2009, respectively, and less than $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended September 30, 2010 and 2009. The Company recorded $1.3 million and $0.7 million as additional interest expense related to the amortization of the loss for the nine months ended September 30, 2010 and 2009, respectively, and $0.2 million and $0.3 million as a reduction to interest expense related to the accretion of the net gains for the nine months ended September 30, 2010 and 2009, respectively. The Company expects to record approximately $1.6 million of net deferred loss to interest expense over the next twelve months. The Company also recorded a loss of $8.7 million on the termination of the interest rate swaps related to the restructured trust preferred securities directly to loss on terminated swaps in the second quarter of 2009 as interest rate swaps were determined to no longer be effective or necessary due to the modified interest payment structure of the newly issued unsecured junior subordinated notes.
     The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of September 30, 2010 and September 30, 2009 (dollars in thousands):

				Amount of (Loss) or Gain		Amount of (Loss) or Gain
		Amount of (Loss) or Gain		Reclassified from		Reclassified from
		Recognized in		Accumulated Other		Accumulated Other		Amount of (Loss) or Gain
		Other Comprehensive		Comprehensive Loss into		Comprehensive Loss into		Recognized
		Loss		Interest Expense		Loss on Terminated Swaps		in Interest Expense
		(Effective Portion)		(Effective Portion)		(Ineffective Portion)		(Ineffective Portion)
		For the Nine Months		For the Nine Months		For the Nine Months		For the Nine Months
		Ended		Ended		Ended		Ended
		September	September	September	September	September	September	September	September
Designation		30,	30,	30,	30,	30,	30,	30,	30,
\Cash Flow	Derivative	2010	2009	2010	2009	2010	2009	2010	2009

Non-Qualifying	Basis
	Swaps	$—	$—	$—	$—	$—	$—	$160	$2,391

Qualifying	Interest
Rate
	Swaps	$(16,502)	$33,839	$(23,452)	$(21,541)	$—	$(8,730)	$—	$—

     The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of September 30, 2010 and December 31, 2009 of approximately $(69.8) million and approximately $(53.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(65.0) million and $(47.4) million, respectively, deferred losses on terminated interest swaps of $(5.9) million and $(7.2) million as of September 30, 2010 and December 31, 2009, respectively, and deferred net gains on termination of interest swaps of $1.0 million and $1.2 million as of September 30, 2010 and December 31, 2009, respectively.
     The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(27.0) million. As of September 30, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $27.7 million, which is recorded in other assets on the Company’s Consolidated Balance Sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
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
Unconsolidated VIEs
     The Company determined that it is not the primary beneficiary of 42 VIEs as of September 30, 2010 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance and the rights or obligations to receive its benefits and/or absorb its losses. VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $914.7 million and exposure to real estate debt of approximately $3.7 billion at September 30, 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     The following is a summary of the identified VIEs, of which the Company is not the primary beneficiary, as of September 30, 2010:

		Carrying
Type	Origination Date	Amount (1)	Property	Location
Loan and investment	Dec-03	$51,136,960	Office	New York
Loan	Aug-05	17,050,000	Office	New York
Loan	Jan-06	1,600,000	Multifamily	New York
Loan	Mar-06	10,000,000	Office	Pennsylvania
Loan	Jun-06	105,255,660	Land	California
Loan	Aug-06	5,452,137	Multifamily	Indiana
Loan	Aug-06	6,996,434	Office	Texas
Loan	Sep-06	2,800,000	Office	Rhode Island
Loan	Oct-06	1,349,992	Multifamily	South Carolina
Loan	Oct-06	2,031,012	Multifamily	North Carolina
Loan	May-08	12,489,188	Multifamily	Florida
Loan	Dec-06	63,885,000	Multifamily	New York
Loan	Jan-07	4,123,938	Multifamily	Texas
Loan	Mar-07	1,960,000	Office	South Carolina
Loan	Mar-07	67,000,000	Office	New York
Loan	Apr-08	5,924,306	Multifamily	Indiana
Loan	Feb-07	53,250,000	Multifamily	Florida
Loan	Mar-07	2,000,000	Multifamily	Florida
Loan	Mar-07	6,625,103	Multifamily	Indiana
Loan	Mar-07	3,671,515	Hotel	Arizona
Loan	Mar-07	44,500,000	Multifamily	Michigan
Loan	Jun-07	98,000,000	Hotel	Various
Loan	Jun-07	8,000,000	Office	Florida
Loan	Jul-07	10,424,524	Multifamily	Texas
Loan	Jul-07	9,028,229	Multifamily	Texas
Loan	Jul-07	4,444,845	Multifamily	Texas
Loan	Feb-08	56,800,000	Multifamily	California
Loan	Jun-07	29,810,469	Multifamily	Various
Loan	Jul-08	27,500,000	Multifamily	Maryland
Loan	May-06	10,000,000	Condo	California
Loan	Sep-06	13,080,091	Multifamily	Georgia
Loan	Aug-07	9,982,650	Multifamily	Florida
Loan	Dec - 04	7,200,000	Multifamily	Indiana
Loan	Dec-06	32,000,000	Multifamily	Various
Loan	Sep-05	2,740,000	Retail	Kentucky
Loan	Feb-07	85,000,000	Hotel	Florida
Loan	Dec-06	25,000,000	Land	Florida
Loan	Jun-06	1,870,000	Multifamily	Texas
Loan	Aug-10	6,147,000	Hotel	California
Investment	May-08	7,975,405	CDO bond	N/A
Investment	Apr-05	187,000	Junior subordinated notes(2)	N/A
Investment	Jun-06	391,000	Junior subordinated notes(2)	N/A

Total		$914,682,458

(1)	The Company’s maximum exposure to loss would not exceed the carrying amount of its investment. At September 30, 2010, $497.2 million of loans to VIEs had corresponding loan loss reserves of approximately $234.4 million and $74.2 million of loans to VIEs were related to loans classified as non-performing. See Note 3 — “Loans and Investments” for further details.

(2)	These entities that issued the junior subordinated notes are VIEs. It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 11 — Fair Value
Fair Value of Financial Instruments
     Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,501,726,514	$1,261,918,998	$1,700,774,288	$1,445,837,818
Available-for-sale securities, net	1,088,184	1,088,184	488,184	488,184
Securities held-to-maturity	—	—	60,562,808	31,774,920
Derivative financial instruments	1,759,813	1,759,813	2,516,424	2,516,424

Financial liabilities:
Repurchase agreements	$1,478,997	$1,466,187	$2,657,332	$2,637,909
Collateralized debt obligations	1,075,753,103	545,613,331	1,100,515,185	408,149,036
Junior subordinated notes	157,699,816	48,302,188	259,487,421	80,083,264
Notes payable	82,457,708	75,504,019	375,219,206	216,637,119
Mortgage note payable — real estate owned	20,750,000	20,750,000	—	—
Mortgage note payable — held-for-sale	41,440,000	40,717,593	41,440,000	40,510,962
Derivative financial instruments	64,958,642	64,958,642	47,886,372	47,886,372
     The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument:
     Loans and investments, net: Fair values of loans and investments that are not impaired are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Fair values of loans and investments that are impaired are estimated by the Company using significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. For such loans that are impaired, carrying value approximates fair value.
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
September 30, 2010
(Unaudited)
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available—for—sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2010:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$1,088,184	$1,088,184	$88,184	$—	$1,000,000
Derivative financial instruments	1,759,813	1,759,813	—	1,759,813	—
Financial liabilities:
Derivative financial instruments	64,958,642	64,958,642	—	64,958,642	—

(1)	For the nine months ended September 30, 2010, the change in the fair value of the Company’s CDO bond investment available-for-sale consisted of an other-than-temporary impairment of $7.0 million recorded to the Consolidated Statement of Operations and the change in the fair value of the Company’s common equity investments available-for-sale consisted of an other-than-temporary impairment of less than $0.1 million recorded to the Consolidated Statement of Operations and an unrealized gain of less than $0.1 million recorded as a component of accumulated other comprehensive loss on the Consolidated Balance Sheet.
     Available-for-sale securities: Fair values are approximated based on current market quotes received from financial sources that trade such securities. The fair values of available-for-sale securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs.
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
     The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale
Securities
Balance as of December 31, 2009	$—
Transfer from securities held-to-maturity (1)	7,975,405
Adjustments to fair value:
Other-than-temporary impairment (2)	(6,975,405)

Balance as of September 30, 2010	$1,000,000

(1)	The transfer from securities held-to-maturity to available-for-sale securities occurred in the quarter ended March 31, 2010.

(2)	Other-than-temporary impairment was recorded in the quarter ended June 30, 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     The Company measures certain financial assets at fair value on a nonrecurring basis, such as loans. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2010:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$334,914,193	$341,583,256	$—	$—	$341,583,256

(1)	The Company had an allowance for loan losses of $287.8 million relating to 32 loans with an aggregate carrying value, before reserves, of approximately $622.7 million at September 30, 2010.
     Loan impairment assessments: Loans held for investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company performs evaluations of its loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.
Note 12 — Commitments and Contingencies
Contractual Commitments
     As of September 30, 2010, the Company had the following material contractual obligations (payments in thousands):

	Payments Due by Period (1)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Notes payable	$27,300	$5,000	$—	$—	$—	$50,158	$82,458
Collateralized debt obligations (2)	22,557	55,331	437,923	187,289	216,755	155,898	1,075,753
Repurchase agreements	—	1,479	—	—	—	—	1,479
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Mortgage note payable — real estate owned (4)	—	—	—	20,750	—	—	20,750
Mortgage note payable — held-for-sale (5)	—	—	41,440	—	—	—	41,440

Totals	$49,857	$61,810	$479,363	$208,039	$216,755	$381,914	$1,397,738

(1)	Represents principal amounts due based on contractual maturities.

(2)	Comprised of $230.6 million of CDO I debt, $303.0 million of CDO II debt and $542.2 million of CDO III debt with a weighted average remaining maturity of 1.75, 2.74 and 2.48 years, respectively, as of September 30, 2010. In February 2010, the Company re-issued the CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

of its junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $22.5 million remains at September 30, 2010. During the nine months ended September 30, 2010, the Company repurchased, at a discount, approximately $67.7 million of investment grade notes originally issued by the Company’s CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $67.7 million.

(3)	Represents the face amount due upon maturity. The carrying value is $157.7 million, which is net of a deferred amount of $18.2 million. In February 2010, the Company retired $114.1 million of its junior subordinated notes in exchange for the re-issuance of certain of its own CDO bonds, as well as other assets.

(4)	Mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010.

(5)	Mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.
     In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $55.8 million as of September 30, 2010, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $55.8 million outstanding balance at September 30, 2010, the Company’s restricted cash balance and CDO III revolver capacity contained approximately $16.7 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.
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
     In June 2008, the Company issued 3,776,069 common shares upon the exchange of Operating Partnership (“OP”) units by ACM on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were simultaneously redeemed and cancelled by the Company. In connection with this transaction, the Company’s Board of Directors approved a resolution of the Company’s charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation of the Company’s outstanding common stock.
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
     The Company had 25,477,410 shares of common stock outstanding at September 30, 2010 and 25,387,410 shares of common stock outstanding at December 31, 2009.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Deferred Compensation
     On April 1, 2010, the Company issued an aggregate of 90,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the “Plan) to the independent members of the board of directors. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company recorded $0.3 million to selling and administrative expense in its Consolidated Statement of Operations in the second quarter of 2010. Stock-based compensation was $2.6 million for the nine months ended September 30, 2009 of which, $2.2 million was recorded in employee compensation and benefits and $0.4 million was recorded in selling and administrative expense. In April 2009, the Company accelerated the vesting of all of the unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain employees of the Company and ACM and non-management members of the board.
Warrants
     In connection with the Amended Agreements with Wachovia, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and were partially amortized into interest expense in the Company’s Consolidated Statement of Operations as of the second quarter of 2010. The remaining portion totaling $0.4 million was expensed as part of the Wachovia discounted payoff gain recorded in the second quarter of 2010. See Note 8 — “Debt Obligations” for further information relating to this transaction.
Noncontrolling Interest
     Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 was $1.9 million, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the exchange of POM profits interest transaction discussed in Note 8 — “Debt Obligations”. As a result of the POM transaction in March 2009, the Company recorded $18.5 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million during the first quarter of 2009. For the three and nine months ended September 30, 2010, the Company recorded income of $0.1 million and $0.2 million, respectively, as well as distributions of $0.1 million and $0.2 million, respectively, attributable to noncontrolling interest.
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2010		September 30, 2009
	Basic	Diluted (1)	Basic	Diluted
Loss from continuing operations, net of noncontrolling interest	$(1,516,616)	$(1,516,616)	$(39,170,871)	$(39,170,871)
Income (loss) from discontinued operations	108,555	108,555	(4,964,091)	(4,964,091)

Net loss attributable to Arbor Realty Trust, Inc.	$(1,408,061)	$(1,408,061)	$(44,134,962)	$(44,134,962)

Weighted average number of common shares outstanding	25,477,410	25,477,410	25,387,410	25,387,410
Dilutive effect of warrants	—	—	—	—

Total weighted average number of common shares outstanding	25,447,410	25,447,410	25,387,410	25,387,410

Loss from continuing operations, net of noncontrolling interest, per common share	$(0.06)	$(0.06)	$(1.54)	$(1.54)
Income (loss) from discontinued operations per common share	—	—	(0.20)	(0.20)

Net loss attributable to Arbor Realty Trust, Inc. per common share	$(0.06)	$(0.06)	$(1.74)	$(1.74)

(1)	For the three months ended September 30, 2010, the Company had a net loss and thus did not have a dilutive effect from one million warrants.
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Basic	Diluted (1)	Basic	Diluted
Income (loss) from continuing operations, net of noncontrolling interest	$154,337,113	$154,337,113	$(91,664,049)	$(91,664,049)
Loss from discontinued operations	(283,382)	(283,382)	(5,281,646)	(5,281,646)

Net income (loss) attributable to Arbor Realty Trust, Inc.	$154,053,731	$154,053,731	$(96,945,695)	$(96,945,695)

Weighted average number of common shares outstanding	25,447,740	25,447,740	25,288,692	25,288,692
Dilutive effect of warrants	—	110,530	—	—

Total weighted average number of common shares outstanding	25,447,740	25,558,270	25,288,692	25,288,692

Income (loss) from continuing operations, net of noncontrolling interest, per common share	$6.06	$6.04	$(3.62)	$(3.62)
Loss from discontinued operations per common share	(0.01)	(0.01)	(0.21)	(0.21)

Net income (loss) attributable to Arbor Realty Trust, Inc. per common share	$6.05	$6.03	$(3.83)	$(3.83)

(1)	For the nine months ended September 30, 2010, diluted net income per share includes the dilutive effect of one million warrants.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 15 — Related Party Transactions
     Due from related party was approximately $7.9 million at September 30, 2010 and consisted of $7.3 million of management fees paid in 2008 related to the exchange of the Company’s POM profits interest that closed in 2009 and $0.6 million of escrows held by ACM related to real estate transactions, and will be remitted by the Company during the fourth quarter of 2010. Due from related party was $15.2 million at December 31, 2009 and consisted of $7.0 million for a loan paydown received by ACM on the Company’s behalf in December 2009, which was remitted in the first quarter of 2010, $0.9 million of escrows held by ACM related to 2009 real estate asset transactions and $7.3 million reclassified in 2009 from prepaid management fee — related party, related to the exchange of the Company’s POM profits interest. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the overpayment of management fee related to the POM profits interest is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by ACM prior to June 30, 2012.
     At September 30, 2010, due to related party was $1.9 million and consisted primarily of base management fees due to ACM, of which $0.4 million will be remitted by the Company in the fourth quarter of 2010. At December 31, 2009, due to related party was $2.0 million and consisted primarily of base management fees due to ACM, which were remitted by the Company in the first quarter of 2010.
     During the third quarter of 2010, the Company purchased a $15.0 million investment grade rated note originally issued by its CDO II issuing entity for a price of approximately $6.2 million from ACM who had purchased it from a third party investor in the third quarter of 2010 for approximately $6.2 million, and recorded a gain on extinguishment of debt of approximately $8.9 million from this transaction. See note 8 — “Debt Obligations” for further details.
     In October 2010, the Company purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. As of October 2010, ACM’s investment balance in this joint venture was $0.5 million.
     In March 2010, an affiliated entity of Mr. Ivan Kaufman contributed $1.1 million for a 50% non-controlling interest in an entity, which owns 31% of a joint venture that acquired a condo development property in Brooklyn, New York. In addition, in March 2010, ACM originated a $3.0 million bridge loan to this joint venture which was paid down $2.2 million to a balance of $0.8 million at September 30, 2010. In May 2010, the Company purchased the loan at par. The loan bears interest at a rate of one-month LIBOR plus 10% and has a maturity date of March 2013. Interest income recorded from this loan for the three and nine months ended September 30, 2010 was approximately $0.1 million.
     The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM. ACM currently holds approximately 5.4 million of the Company’s common shares, representing 21.1% of the voting power of the Company’s outstanding stock as of September 30, 2010. The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, in relation to Mr. Kaufman’s controlling equity interest, to own more than a 7% ownership interest in the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 16 — Distributions
     Under the terms of the Company’s junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of its taxable income in cash if certain conditions are met, as previously disclosed. The Board of Directors has elected not to pay a common stock dividend for the quarter ended September 30, 2010.
     The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. As of September 30, 2010 and 2009, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense on its REIT— taxable income for the three and nine months ended September 30, 2010 and 2009 with the exception of $1.8 million of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows the Company to elect to defer income generated from certain debt extinguishment transactions.
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
September 30, 2010
(Unaudited)
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
     The following table sets forth the Company’s base management fees and incentive fees for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Management Fees:	2010	2009	2010	2009
Base	$1,900,000	$6,136,170	$5,800,000	$13,136,170
Incentive	—	—	—	—

Total management fee	$1,900,000	$6,136,170	$5,800,000	$13,136,170

     For the three months ended September 30, 2010 and 2009, the Company recorded $1.9 million and $6.1 million, respectively, of base management fees due to ACM, of which $0.9 million and $1.8 million was included in due to related party as of September 30, 2010 and 2009, respectively. For the three and nine months ended September 30, 2009, as a result of the amended management agreement, the Company recorded an additional $2.0 million and $9.0 million, respectively, of base management fees, or $0.08 and $0.36 per basic and diluted common

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
share, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded $5.8 million and $13.1 million, respectively, of base management fees, of which $1.9 million was included in due to related party as of both September 30, 2010 and 2009. For the three and nine months ended September 30, 2010 and 2009, ACM did not earn an incentive fee installment. As mentioned above, the revised management agreement allows for “success-based” payments to be paid to the Company’s manager upon the completion of specified corporate objectives in addition to the standard base management fee. In the third quarter of 2009, the base management fee included success-based payments which were paid for the trust preferred and Wachovia debt restructurings totaling an additional $4.1 million. No “success-based” payments were made for the three and nine months ended September 30, 2010.
     In the second quarter of 2008, the Company recorded a $7.3 million deferred management fee related to the incentive fee attributable to the monetization of the POM profits interest transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. The transaction closed in the second quarter of 2009. The $7.3 million incentive fee was elected by ACM to be paid in 355,903 shares of common stock and $4.1 million paid in cash. In accordance with the amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and common stock of the Company provided that at least 50% of the payment is made in cash, and will be offset against any future incentive fees or success-based payments earned by our manager prior to June 30, 2012. See Note 15 — “Related Party Transactions” for further details.
     Additionally, in 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company’s equity affiliates.
     As more fully described in Note 8 — “Debt Obligations”, on June 30, 2010, the Company closed on the discounted payoff agreement with Wachovia and retired all of its debt with Wachovia at the discount described in Note 8. The successful completion of the retirement of the Wachovia debt may be a significant contributor to an incentive fee for the manager in 2010. As indicated earlier, gains on the extinguishment of debt are included in the incentive fee calculation and the gain of $156.6 million, net of fees, certain expenses, and taxes, attributable to the Wachovia transaction alone surpasses the approximate $39.0 million incentive fee hurdle applicable for 2010. However, the Company’s funds from operations, which is one of the determinants of the incentive fee calculation, is impacted positively and negatively by a number of other factors, including net interest income, gains and losses on other investments, loan loss reserves and realized losses on loans and general and administrative expense. As of September 30, 2010, no installment of an incentive fee was payable based on the Company’s results for the twelve month period ended September 30, 2010, but the Company cannot predict whether any incentive fee will be payable for 2010 or, if an incentive fee is payable for 2010, whether such fee will be material to the Company’s Consolidated Statements of Operations.
     For further information on the impact of the retirement of the Wachovia debt and any associated incentive fee earned as a result thereby, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Retirement of Wachovia Debt”.
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
     We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. Additionally, under the terms of our junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax. We did not record a provision for income taxes related to the assets that are held in our taxable REIT subsidiaries for the nine months ended September 30, 2010 and 2009. Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions may, at our election, be deferred to future periods.
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
     This environment has undoubtedly had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. Declining real estate values may continue to minimize our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy continues to weaken. Declining real estate values may also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. During the first, second and third quarters of fiscal year 2010 we recorded $25.0 million, $25.6 million and $15.2 million, respectively, of new provisions for loan losses due to declining collateral values, a $0.8 million recovery from one fully reserved loan in the second quarter of 2010 and a recovery of $3.8 million from two loans in the third quarter of 2010, and $0.8 million and $5.4 million of losses on restructured loans in the second and third quarters of 2010, respectively. During the first, second, third and fourth quarters of fiscal year 2009, respectively, we recorded $67.5 million, $23.0 million, $51.0 million and $99.8 million of new provisions for loan losses due to declining collateral values and $9.0 million, $23.8 million, $0.3 million and $24.5 million of losses on restructured loans. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing. These trends may persist with a prolonged economic recession and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which will result in reduced net interest margins and additional losses throughout our sector.
     Commercial real estate financing companies have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, based on available liquidity and market opportunities, we have from time to time repurchased our debt at discounts. Also, we entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo, National Association (“Wachovia”) to retire our then outstanding debt of $335.6 million for $176.2 million, at any time on or before an extended payoff date of August 27, 2010. On June 30, 2010, we closed on our debt retirement agreement with Wachovia and recorded a net gain on extinguishment of debt of $156.6 million. As part of this transaction, we had a term credit facility for $26.0 million at a different financial institution at September 30, 2010, which was subsequently repaid in October 2010. In February 2010, we retired $114.1 million of our junior subordinated notes for the re-issuance of certain of our own CDO bonds, as well as other assets, and we repurchased more of our own CDO bonds for gains. We also sold a majority of our CDO bond and CMBS investments for a net loss. We will continue to remain focused on executing these strategies when available and appropriate as this significant economic downturn persists.
     Refer to our Annual Report on Form 10-K for the year ending December 31, 2009 as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” herein for additional risk factors.
Sources of Operating Revenues
     We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. For the three and nine months ended September 30, 2010, interest income earned on these loans and investments represented approximately 97% and 95% of our total revenues, respectively. For the three and nine months ended September 30, 2009, interest income earned on these loans and investments represented approximately 95% of our total revenues.
     Interest income may also be derived from profits of equity participation interests. No such interest income was recognized for the three and nine months ended September 30, 2010 and 2009.
     We also derive interest income from our investments in commercial real estate collateralized debt obligation (“CDO”) bond securities and commercial mortgage-backed securities (“CMBS”). For the three and nine months ended September 30, 2010, interest on these investments represented approximately less than 1% and 2% of our total revenues, respectively. For the three and nine months ended September 30, 2009, interest on these investments represented approximately 4% and 3% of our total revenues, respectively.
     Property operating income is derived from our real estate owned assets. For the three and nine months ended September 30, 2010, property operating income represented approximately 3% and 2% of our total revenues, respectively. For the three and nine months ended September 30, 2009, property operating income represented approximately 1% of our total revenues.
     Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. For the three and nine months ended September 30, 2010, revenue from other income represented approximately less than 1% and 1% of our total revenues, respectively. For the three and nine months ended September 30, 2009, revenue from other income represented approximately less than 1% of our total revenues.
Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate
     We derive income or losses from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties and any other-than-temporary impairment of these investments on a single line item in the consolidated statements of operations as income or loss from equity affiliates. For the three months ended September 30, 2010 and 2009, income from equity affiliates was less than $0.1 million and $8.9 million, respectively. For the nine months ended September 30, 2010 and 2009, loss from equity affiliates was less than $0.1 million and $1.3 million, respectively.
     We also may derive income or losses from the sale of loans and real estate. We may acquire real estate for our own investment in order to stabilize the property and dispose of it for a future anticipated return. We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio. No such income or loss on the sale of loans or real estate was recorded during the three and nine months ended September 30, 2010 and 2009.

Critical Accounting Policies
     Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2010, there were no material changes to these policies.
Revenue Recognition
     Interest Income. Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In many instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination regarding collectability, interest income above the current pay rate is recognized only upon actual receipt. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the three and nine months ended September 30, 2010 and 2009.
     Property operating income. Property operating income represents operating income associated with the operations of two commercial real estate properties classified as real estate owned. For the three and nine months ended September 30, 2010, we recorded approximately $0.8 million and $1.8 million, respectively, of property operating income relating to real estate owned. One of our real estate investments was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another of our real estate investments was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, which resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods. For the three and nine months ended September 30, 2009, we recorded approximately $0.3 million and $0.5 million, respectively, of property operating income relating to real estate owned due to the subsequent reclassification to discontinued operations. For more details see Note 7 of the “Notes to Consolidated Financial Statements” set forth in Item 1 hereof.
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
     During the nine months ended September 30, 2010 we entered into two new interest rate swaps that qualify as cash flow hedges with a notional value of approximately $7.5 million. In addition, the notional value on one interest rate swap amortized down by approximately $22.0 million and four interest rate swaps matured with a combined notional of approximately $22.5 million. During the nine months ended September 30, 2009 we entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap, which is approximately 6.25 years. During the nine months ended September 30, 2009, we terminated seven interest rate swaps related to our restructured trust preferred securities, with a combined notional value of $185.0 million, for a loss of $8.7 million recorded to loss on termination of swaps. Refer to the section titled “Liquidity and Capital Resources — Junior Subordinated Notes” below. During the nine months ended September 30, 2009, we also terminated an interest rate swap with a notional value of approximately $33.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million, and the notional values on two basis swaps and one interest rate swap were amortized down by approximately $239.7 million. The loss on termination will be amortized to expense over the original life of the hedging instrument if it is determined that the hedged item is still more likely than not to occur. The fair value of our qualifying hedge portfolio has decreased by approximately $17.6 million from December 31, 2009 as a result of, changes in the projected LIBOR rates and credit spreads of both parties, combined with swap amortization and maturities.
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
     In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination. This guidance was effective for the third quarter of 2010 and its adoption did not have a material effect on our Consolidated Financial Statements.
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

Changes in Financial Condition
     Our loan and investment portfolio balance, including our available-for-sale and held-to-maturity securities, at September 30, 2010 was $1.5 billion, with a weighted average current interest pay rate of 4.55% compared to $1.8 billion, with a weighted average current interest pay rate of 4.95% at December 31, 2009. At September 30, 2010, advances on our financing facilities totaled $1.3 billion, with a weighted average funding cost of 3.78% as compared to $1.8 billion, with a weighted average funding cost of 3.88% at December 31, 2009.
     During the quarter ended September 30, 2010, we originated one loan totaling $5.5 million, $4.0 million of which was initially funded, and made a $2.1 million equity investment in the same entity, as well as received full satisfaction of three bridge loans totaling $34.4 million, which included $11.5 million of charge-offs against loan loss reserves and $1.6 million of losses on restructuring. We also received partial repayment on five loans totaling $20.6 million, which included a $7.4 million charge-off against loan loss reserves and $3.8 million of losses on restructuring, and we charged off a fully reserved mezzanine loan of $26.8 million. We also refinanced and/or modified five loans totaling $119.0 million and eight loans totaling approximately $234.7 million were extended during the quarter, of which four loans totaling approximately $87.4 million were in accordance with the extension option of the corresponding loan agreement.
     Cash and cash equivalents decreased $38.4 million, or 59%, to $26.3 million at September 30, 2010 compared to $64.6 million at December 31, 2009. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The decrease was primarily due to closing on our discounted payoff agreement with Wachovia, as well as purchasing our own CDO bonds, posting additional collateral to our swaps and exchanging a portion of our junior subordinated notes, net of payoffs and partial paydowns received from our loans.
     Restricted cash increased $25.0 million, or 90%, to $53.0 million at September 30, 2010 compared to $27.9 million at December 31, 2009. Restricted cash is kept on deposit with the trustees for our CDOs, and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs, as well as the sale of investment securities owned by the CDO and unfunded loan commitments. The increase was primarily due to the sale of CDO bond and CMBS investments held in two CDOs combined with loan payoffs, net of the transfer of loans into the CDOs.
     Securities available-for-sale increased $0.6 million, to $1.1 million at September 30, 2010 compared to $0.5 million at December 31, 2009. In March 2010 we sold two investment grade CMBS investments with a combined amortized cost of $11.1 million for approximately $14.4 million. Accordingly, because this was considered a change of intent to hold the securities, we reclassified all of our held-to-maturity securities to available-for-sale with a net unrealized loss of $18.6 million recorded to accumulated other comprehensive loss in the first quarter of 2010, which was later realized in the second quarter of 2010. We also had purchased one investment grade CMBS investment with a face value of $4.5 million during the first quarter of 2010. In June 2010, we sold three investment grade CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, and two investment grade CMBS investments, with an aggregate face value of $6.5 million and an amortized cost of $6.3 million, for $6.5 million, and recorded a net realized loss on sale of securities of $10.3 million in our Consolidated Statement of Operations. In February 2010, we also exchanged two investment grade CDO bonds with a total face value of $25.0 million and fair value of $0.4 million in retiring our own junior subordinated notes, which were reclassified from held-to-maturity to available-for-sale in December 2009. An other-than-temporary impairment of $9.8 million was recognized upon the reclassification from held-to-maturity to available-for-sale during the fourth quarter of 2009. Accounting principles generally accepted in the United States (‘GAAP’) requires that all securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. During the second quarter of 2010, the change in fair value of our remaining CDO bond security of $7.0 million as well as a loss in the fair market value of our equity securities of less than $0.1 million, were considered other-than-temporary impairments and were recorded as impairment charges to the Consolidated Statement of Operations. In addition, an unrealized gain as of September 30, 2010 of less than $0.1 million related to the securities was recorded in accumulated other comprehensive income in the Consolidated Balance sheet. See Notes 4 and 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.

     Securities held-to-maturity decreased $60.6 million to $0 at September 30, 2010 compared to $60.6 million at December 31, 2009. In March 2010, we sold two investment grade CMBS investments with a combined amortized cost of $11.1 million for $14.4 million. Accordingly, because this was considered a change of intent to hold the securities, we reclassified all of our held-to-maturity securities to available-for-sale in the first quarter of 2010. See Notes 4 and 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Real estate owned increased $14.9 million to $23.1 million at September 30, 2010 compared to $8.2 million at December 31, 2009. In the second quarter of 2010, we acquired a property secured by a $5.6 million junior participating loan by deed-in-lieu of foreclosure and as a result, we recorded $20.8 million on our Consolidated Balance Sheet as real estate owned, at fair value, and assumed the $20.8 million senior interest in a first mortgage loan. In the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $5.5 million and property operating income and expense for current and prior periods were reclassified to discontinued operations. The Company sold the property to the third party and received proceeds of approximately $6.8 million in October 2010. See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.
     Real estate held-for-sale increased $5.5 million, or 13% to $47.0 million at September 30, 2010 compared to $41.4 million at December 31, 2009. In the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $5.5 million and property operating income and expense for current and prior periods were reclassified to discontinued operations. See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.
     Due from related party decreased $7.4 million, or 48%, to $7.9 million at September 30, 2010 compared to $15.2 million at December 31, 2009. The decrease was primarily due to $7.0 million of loan proceeds and $0.9 of escrows held by our manager, Arbor Commercial Mortgage (“ACM”), at December 31, 2009, being remitted to us in the first quarter of 2010, as compared to $0.6 million of escrows held by ACM at September 30, 2010, to be remitted to us during the fourth quarter 2010.
     Other assets decreased approximately $5.5 million, or 10% to $52.1 million at September 30, 2010 compared to $57.5 million at December 31, 2009. The decrease was primarily due to a $9.9 million decrease in deferred financing fees related to the exchange and retirement of a portion of our junior subordinated notes and the discounted payoff of our Wachovia facilities, as well as amortization, a $4.1 million decrease in interest receivable and exit fees receivable as a result of non-performing loans, loan repayments and paydowns, lower rates on refinanced and modified loans and the determination that fees were not collectable and a $0.2 million decrease in the fair value of our non-qualifying CDO basis swaps, net of an $8.8 million increase due to the effect of LIBOR rates on a portion of our interest rate swaps. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.
     Junior subordinated notes to subsidiary trust issuing preferred securities decreased $101.8 million, or 39% to $157.7 million at September 30, 2010 compared to $259.5 million at December 31, 2009 due to the retirement of a portion of our junior subordinated notes in the first quarter of 2010. See “Liquidity and Capital Resources” below for further details.
     Notes payable decreased $292.8 million, or 78% to $82.5 million at September 30, 2010 compared to $375.2 million at December 31, 2009 due to the closing of the discounted payoff agreement with Wachovia in the second quarter of 2010, net of a new $26.0 million term debt facility. See “Liquidity and Capital Resources” below for further details.
     Other liabilities increased $2.7 million, or 3%, to $99.7 million at September 30, 2010 compared to $97.0 million at December 31, 2009. The increase was primarily due to a $17.2 million increase in accrued interest payable primarily due to the decrease in value of our interest rate swaps and the timing of reset dates, the receipt of $4.1 million in reserves on a loan, a $2.2 million increase in accrued expenses, and a $2.0 million increase due to receiving deposits on the settlement of a mezzanine loan, net of the use of a $20.5 million deposit on the sale of a bridge loan and a $2.3 million decrease due to the reversal of accrued deferred financing fees upon the discounted payoff of our Wachovia facilities in the second quarter of 2010.
     On April 1, 2010, we issued an aggregate of 90,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 to the independent members of the board of directors. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and we recorded $0.3 million of expense to our Consolidated Statement of Operations in the second quarter of 2010. Stock-based compensation was $2.6 million for the nine months ended September 30, 2009. On April 8, 2009, we accelerated the vesting of all of the unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain of our and ACM’s employees and non-management members of the board.
     In February 2010, we re-issued our own CDO bonds that we had acquired throughout 2009 with an aggregate face amount of $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes, and recorded a $26.3 million gain on extinguishment of debt in our 2010 Consolidated Statements of Operations. See “Junior Subordinated Notes” below for further details. During the nine months ended September 30, 2010, we also purchased, at a discount, approximately $67.7 million of investment grade rated notes originally issued by our CDO I, CDO II and CDO III issuing entities for an aggregate price of $22.8 million from third party investors and recorded a net gain on extinguishment of debt of approximately $44.8 million in our 2010 Consolidated Statements of Operations.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009
     The following table sets forth our results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)

Interest income	$24,878,523	$30,416,621	$(5,538,098)	(18%)
Interest expense	15,209,936	20,797,420	(5,587,484)	(27%)

Net interest income	9,668,587	9,619,201	49,386	1%

Other revenue:
Property operating income	806,751	291,753	514,998	nm
Other income	21,876	1,857	20,019	nm

Total other revenue	828,627	293,610	535,017	nm

Other expenses:
Employee compensation and benefits	1,853,626	2,136,499	(282,873)	(13%)
Selling and administrative	1,985,471	4,092,293	(2,106,822)	(51%)
Property operating expenses	1,103,712	508,782	594,930	117%
Depreciation and amortization	221,246	26,037	195,209	nm
Other-than-temporary impairment	—	29,395	(29,395)	(100%)
Provision for loan losses (net of recoveries)	11,347,964	51,000,000	(39,652,036)	(78%)
Loss on restructured loans	5,363,332	300,000	5,063,332	nm
Management fee — related party	1,900,000	6,136,170	(4,236,170)	(69%)

Total other expenses	23,775,351	64,229,176	(40,453,825)	(63%)

Loss from continuing operations before gain on extinguishment of debt and income from equity affiliates	(13,278,137)	(54,316,365)	41,038,228	(76%)

Gain on extinguishment of debt	11,790,000	6,348,128	5,441,872	86%
Income from equity affiliates	25,588	8,856,060	(8,830,472)	(100%)

Loss from continuing operations	(1,462,549)	(39,112,177)	37,649,628	(96%)

Loss on impairment of real estate held-for-sale	—	(4,898,295)	4,898,295	(100%)
Income (loss) on operations of real estate held-for-sale	108,555	(65,796)	174,351	nm

Income (loss) from discontinued operations	108,555	(4,964,091)	5,072,646	(102%)

Net loss	(1,353,994)	(44,076,268)	42,722,274	(97%)

Net income attributable to noncontrolling interest	54,067	58,694	(4,627)	(8%)

Net loss attributable to Arbor Realty Trust, Inc.	$(1,408,061)	$(44,134,962)	$42,726,901	(97%)

nm — not meaningful

Net Interest Income
     Interest income decreased $5.5 million, or 18%, to $24.9 million for the three months ended September 30, 2010 from $30.4 million for the three months ended September 30, 2009. This decrease was primarily due to a 17% decrease in the average loans and investments balance due to payoffs and paydowns and a 1% decrease in the average yield on assets from 5.36% for the three months ended September 30, 2009 to 5.29% for the three months ended September 30, 2010. This decrease in yield was the result of the suspension of interest on our non-performing loans as well as lower rates on refinanced and modified loans. Interest income from cash equivalents was $0.1 million for both the three months ended September 30, 2010 and 2009.
     Interest expense decreased $5.6 million, or 27%, to $15.2 million for the three months ended September 30, 2010 from $20.8 million for the three months ended September 30, 2009. The decrease was primarily due to a 26% decrease in the average balance of our debt facilities from $1.8 billion for the three months ended September 30, 2009 to $1.4 billion for the three months ended September 30, 2010. The decrease in average balance was related to decreased leverage on our portfolio due to the repayment of certain debt resulting from closing the discounted payoff agreement with Wachovia on June 30, 2010 as well as loan payoffs and paydowns, along with the transfer of assets into our CDO vehicles. The decrease was also due to a 1% decrease in the average cost of these borrowings from 4.50% for the three months ended September 30, 2009 to 4.47% for the three months ended September 30, 2010 due to a $0.7 million increase in the market value of certain interest rate swaps, which is recorded as a reduction of interest expense, and a decrease in LIBOR, partially offset by an increase in interest rates resulting from the restructuring of our term and working capital facilities with Wachovia in the third quarter of 2009. See “Notes Payable” below for further details.
Other Revenue
     Property operating income increased $0.5 million to $0.8 million for the three months ended September 30, 2010 from $0.3 million for the three months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned as of September 30, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented. Property operating income of $0.3 million for the three months ended September 30, 2009 represents operating income associated with the operation of one commercial real estate property recorded as real estate owned.
     Other income increased less than $0.1 million from the three months ended September 30, 2009 primarily due to miscellaneous asset management fees on our loan and investment portfolio.
Other Expenses
     Employee compensation and benefits expense decreased $0.3 million, or 13%, to $1.9 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
     Selling and administrative expense decreased $2.1 million, or 51%, to $2.0 million for the three months ended September 30, 2010 from $4.1 million for the three months ended September 30, 2009. These costs include, but are not limited to, professional and consulting fees, legal fees, marketing costs, insurance expense, travel and placement fees, director’s fees, and licensing fees. This decrease was primarily due to higher legal costs associated with the foreclosure process on certain of our loans in the third quarter of 2009.
     Property operating expense increased $0.6 million to $1.1 million for the three months ended September 30, 2010 from $0.5 million for the three months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned as of September 30, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented. Property operating expense of $0.5 million for the three months ended September 30, 2009 represents operating expenses associated with the operation of one commercial real estate property recorded as real estate owned.
     Depreciation and amortization expense was $0.2 million for the three months ended September 30, 2010 and less than $0.1 million for the three months ended September 30, 2009. This is due to depreciation expense associated with two real estate investments recorded as real estate owned as of September 30, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented. Depreciation and amortization expense of less than $0.1 million for the three months ended September 30, 2009 represents depreciation expense associated with the operation of one commercial real estate property during the three months ended September 30, 2009, which was recorded as real estate owned.
     Provision for loan losses totaled $11.3 million for the three months ended September 30, 2010, and $51.0 million for the three months ended September 30, 2009. The provision recorded for the three months ended September 30, 2010 was based on our normal quarterly loan review at September 30, 2010, where it was determined that 32 loans with an aggregate carrying value of $622.7 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $15.2 million provision for loan losses. We also had a recovery of $3.8 million received for two loans netting the provision to $11.3 million for the three months ended September 30, 2010. Of the $3.8 million in recoveries, $3.5 million was related to one asset in which the property was sold and we provided financing to the new operator, and as a result of this restructuring, we recorded a net recovery of $3.5 million. The provision of $51.0 million recorded for the three months ended September 30, 2009 was based on our normal quarterly loan review at September 30, 2009, where it was determined that 22 loans with an aggregate carrying value of $381.9 million, before reserves, were impaired.
     Loss on restructured loans increased $5.1 million to $5.4 million for the three months ended September 30, 2010 from $0.3 million for the three months ended September 30, 2009. The loss of $5.4 million for the three months ended September 30, 2010, represents the settlement of three bridge loans with an aggregate carrying value of $34.4 million at a discount, for $21.4 million, resulting in a loss on the restructuring of approximately $1.6 million and a charge-off to previously recorded reserves of $11.5 million. Loss on restructured loans also represents the write down of four bridge loans with an aggregate carrying value of $96.9 million, after principal paydowns of $7.3 million, to $78.3 million, resulting in a loss on the restructuring of approximately $3.8 million, which includes a $1.1 million transaction cost incurred in modifying a loan and having it transferred to a new borrower, and a charge-off to previously recorded reserves of $7.4 million. The loss of $0.3 million for the three months ended September 30, 2009 represents the settlement of a bridge loan with a carrying value of $1.5 million at a discount, for $1.2 million.
     Management fees decreased $4.2 million, or 69% to $1.9 million for the three months ended September 30, 2010 from $6.1 million for the three months ended September 30, 2009 due to the amendment of our management agreement in August 2009 to a cost reimbursement basis. Management fees represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. The amended management agreement also provides for “success-based” payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM. In the three months ended September 30, 2009, the base management fee included success-based payments totaling $4.1 million related to our trust preferred and Wachovia debt restructurings. In addition, the base management fee for the three months ended September 30, 2009 included $2.0 million representing 25% of our 2009 annual cost reimbursement budget of approximately $8.0 million. No incentive management fee was earned for the three months ended September 30, 2010 and 2009.
     Gain on extinguishment of debt increased $5.4 million, or 86% to $11.8 million for the three months ended September 30, 2010 from $6.3 million for the three months ended September 30, 2009. During the third quarter of

2010, we purchased, at a discount, approximately $21.0 million of investment grade rated notes originally issued by our CDO I and CDO II issuing entities for a price of $9.2 million and recorded a net gain on extinguishment of debt of $11.8 million from these transactions. During the three months ended September 30, 2009, we purchased, at a discount, approximately $7.9 million of investment grade rated bonds originally issued by our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $6.3 million related to these transactions.
     Income from equity affiliates decreased $8.8 million to less than $0.1 million for the three months ended September 30, 2010 from $8.9 million for the three months ended September 30, 2009. During three months ended September 30, 2009, we exchanged our remaining 7.5% equity interest in Prime Outlets in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. We owned our 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. As a result of this transaction, we recorded income from equity affiliates of $10.7 million in our September 30, 2009 consolidated financial statements. In addition, we also recorded a $1.9 million impairment charge on an investment in equity affiliate that was considered other-than-temporarily impaired. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges for the three months ended September 30, 2010. Income from equity affiliates also included less than $0.1 million of income and less than $0.1 million of loss recorded during the three months ended September 30, 2010 and 2009, respectively, which reflect a portion of the joint venture’s income and losses from one of our equity investments.
Income (Loss) from Discontinued Operations
     During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $5.5 million and property operating income and expenses, which netted to income of $0.1 million for the three months ended September 30, 2010 and a loss of less than $0.1 million for the three months ended September 30, 2009, respectively, were reclassified to discontinued operations. During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate another of our real estate owned investments. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.1 million for the three months ended September 30, 2009, were reclassified to discontinued operations. We did not record interest expense related to the note payable for the real estate investment, as the interest expense is non-recourse and we are in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage. For the three months ended September 30, 2010, the receiver’s issued financial statements reported net income for this investment. We believe these amounts are not realizable at this time and, as such, did not record any income from discontinued operations on this held-for-sale investment.
Net Income Attributable to Noncontrolling Interest
     Net income attributable to noncontrolling interest totaled $0.1 million for the three months ended September 30, 2010 and 2009, respectively, representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009
     The following table sets forth our results of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent
	(Unaudited)

Interest income	$74,963,895	$92,604,628	$(17,640,733)	(19%)
Interest expense	49,474,664	61,039,357	(11,564,693)	(19%)

Net interest income	25,489,231	31,565,271	(6,076,040)	(19%)

Other revenue:
Property operating income	1,835,344	482,965	1,352,379	nm
Other income	1,044,500	800,517	243,983	30%

Total other revenue	2,879,844	1,283,482	1,596,362	124%

Other expenses:
Employee compensation and benefits	5,754,048	8,038,394	(2,284,346)	(28%)
Selling and administrative	5,513,868	8,856,214	(3,342,346)	(38%)
Property operating expenses	2,547,285	834,105	1,713,180	nm
Depreciation and amortization	367,956	26,037	341,919	nm
Other-than-temporary impairment	7,004,800	411,525	6,593,275	nm
Provision for loan losses (net of recoveries)	61,177,964	141,500,000	(80,322,036)	(57%)
Loss on restructured loans	6,188,571	33,127,749	(26,939,178)	(81%)
Management fee — related party	5,800,000	13,136,170	(7,336,170)	(56%)

Total other expenses	94,354,492	205,930,194	(111,575,702)	(54%)

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on sale of securities, net, loss on termination of swaps and loss from equity affiliates	(65,985,417)	(173,081,441)	107,096,024	(62%)
Gain on exchange of profits interest	—	55,988,411	(55,988,411)	(100%)
Gain on extinguishment of debt	229,321,130	54,080,118	175,241,012	nm
Loss on sale of securities, net	(6,989,583)	—	(6,989,583)	nm
Loss on termination of swaps	—	(8,729,408)	8,729,408	(100%)
Loss from equity affiliates	(47,335)	(1,300,958)	1,253,623	(96%)

Income (loss) before provision for income taxes	156,298,795	(73,043,278)	229,342,073	nm
Provision for income taxes	(1,800,000)	—	(1,800,000)	nm

Income (loss) from continuing operations	154,498,795	(73,043,278)	227,542,073	nm

Loss on impairment of real estate held-for-sale	—	(4,898,295)	4,898,295	(100%)
Loss on operations of real estate held-for-sale	(283,382)	(383,351)	99,969	(26%)

Loss from discontinued operations	(283,382)	(5,281,646)	4,998,264	(95%)

Net income (loss)	154,215,413	(78,324,924)	232,540,337	nm
Net income attributable to noncontrolling interest	161,682	18,620,771	(18,459,089)	(99%)

Net income (loss) attributable to Arbor Realty Trust, Inc.	$154,053,731	$(96,945,695)	$250,999,426	nm

nm —	not meaningful

Net Interest Income
     Interest income decreased $17.6 million, or 19%, to $75.0 million for the nine months ended September 30, 2010 from $92.6 million for the nine months ended September 30, 2009. This decrease was primarily due to a 15% decrease in average loans and investments due to payoffs and paydowns and a 5% decrease in the average yield on assets from 5.30% for the nine months ended September 30, 2009 to 5.05% for the nine months ended September 30, 2010. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans and lower rates on refinanced and modified loans. Interest income from cash equivalents was $0.5 million for both the nine months ended September 30, 2010 and 2009.
     Interest expense decreased $11.6 million, or 19%, to $49.5 million for the nine months ended September 30, 2010 from $61.0 million for the nine months ended September 30, 2009. The decrease was primarily due to an 18% decrease in the average balance of our debt facilities from $1.9 billion for the nine months ended September 30, 2009 to $1.6 billion for the nine months ended September 30, 2010. The decrease in average balance was related to decreased leverage on our portfolio due to the repayment of certain debt resulting from closing the discounted payoff agreement with Wachovia on June 30, 2010 as well as loan payoffs and paydowns, along with the transfer of assets into our CDO vehicles. The decrease was also due to a 1% decrease in the average cost of these borrowings from 4.29% for the nine months ended September 30, 2009 to 4.25% for the nine months ended September 30, 2010 due to a $4.9 million increase in the market value of certain interest rate swaps, which is recorded as a reduction of interest expense, and a decrease in LIBOR, partially offset by an increase in interest rates resulting from the restructuring of our term and working capital facilities with Wachovia in the third quarter of 2009. See “Notes Payable” below for further details.
Other Revenue
     Property operating income increased $1.4 million to $1.8 million for the nine months ended September 30, 2010 from $0.5 million for the nine months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned as of September 30, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented. Property operating income of $0.5 million for the nine months ended September 30, 2009 represents operating income associated with the operation of one commercial real estate property recorded as real estate owned.
     Other income increased $0.2 million, or 30%, to $1.0 million for the nine months ended September 30, 2010 from $0.8 million for the nine months ended September 30, 2009. This is primarily due to fees received in the nine months ended September 30, 2010 related to a loan that was classified as held-for-sale and was sold during the second quarter of 2010.
Other Expenses
     Employee compensation and benefits expense decreased $2.3 million, or 28%, to $5.8 million for the nine months ended September 30, 2010 from $8.0 million for the nine months ended September 30, 2009. This decrease was primarily due to stock-based compensation expense and the accelerated vesting of all remaining shares of restricted stock granted to our employees in the second quarter of 2009. No stock-based compensation expense for employees was recorded in the nine months ended September 30, 2010. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.
     Selling and administrative expense decreased $3.3 million, or 38%, to $5.5 million for the nine months ended September 30, 2010 from $8.9 million for the nine months ended September 30, 2009. These costs include, but are not limited to, professional and consulting fees, legal fees, marketing costs, insurance expense, travel and placement fees, director’s fees, and licensing fees. This decrease was primarily due to higher legal cost associated with the foreclosure process on certain of our loans in the nine months ended September 30, 2009. The decrease was also due to grants of fully vested restricted stock awards to our independent directors in the second quarter of

2010 as compared to grants of restricted stock awards to all of our directors and certain employees of our manager and the acceleration of all previously unvested restricted stock in the second quarter of 2009.
     Property operating expense increased $1.7 million to $2.5 million for the nine months ended September 30, 2010 from $0.8 million for the nine months ended September 30, 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned as of September 30, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented. Property operating expense of $0.8 million for the nine months ended September 30, 2009 represents operating expenses associated with the operation of one commercial real estate property recorded as real estate owned.
     Depreciation and amortization expense was $0.4 million for the nine months ended September 30, 2010. This is due to depreciation expense associated with two real estate investments recorded as real estate owned as of September 30, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009, respectively, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented. Depreciation and amortization expense of less than $0.1 million for the nine months ended September 30, 2009 represents depreciation expense associated with the operation of one commercial real estate property, which was recorded as real estate owned.
     Other-than-temporary impairment charges of $7.0 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively, represent the recognition of additional impairments to the fair market value of our available-for-sale securities at September 30, 2010 and 2009 that were considered other-than-temporarily impaired. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.
     Provision for loan losses totaled $61.2 million for the nine months ended September 30, 2010, and $141.5 million for the nine months ended September 30, 2009. The provision recorded for the nine months ended September 30, 2010 was based on our normal quarterly loan review at September 30, 2010, where it was determined that 32 loans with an aggregate carrying value of $622.7 million, before reserves, were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $65.8 million provision for loan losses. We also had a recovery of $3.8 million from two loans in the third quarter of 2010. These recoveries were recorded in provision for loan losses on the Statement of Operations. Of the $3.8 million in recoveries, $3.5 million was related to one asset in which the property was sold and we provided financing to the new operator, and as a result of this restructuring, we recorded a net recovery of $3.5 million. We also recorded a cash recovery of $0.8 million received in the second quarter of 2010 for a loan that was fully reserved. These recoveries netted the provision to $61.2 million for the nine months ended September 30, 2010. The provision of $141.5 million recorded for the nine months ended September 30, 2009 was based on our normal quarterly loan review at September 30, 2009, where it was determined that 28 loans with an aggregate carrying value of $563.9 million, before reserves, were impaired.
     Loss on restructured loans decreased $26.9 million, or 81%, to $6.2 million for the nine months ended September 30, 2010 from $33.1 million for the nine months ended September 30, 2009. The loss of $6.2 million for the nine months ended September 30, 2010 represents the settlement of three bridge loans with an aggregate carrying value of $34.4 million at a discount, for $21.4 million, resulting in a loss on the restructuring of approximately $1.6 million and a charge-off to previously recorded reserves of $11.5 million in the third quarter of 2010. Loss on restructured loans also represents the write down of four bridge loans with an aggregate carrying value of $96.9 million, after principal paydowns of $7.3 million, to $78.3 million, resulting in a loss on the restructuring of approximately $3.8 million, which includes a $1.1 million transaction cost incurred in modifying a loan and having it transferred to a new borrower, and a charge-off to previously recorded reserves of $7.4 million in the third quarter of 2010. In the second quarter of 2010, we also settled two bridge loans and one mezzanine loan with an aggregate carrying value of $20.7 million at a discount, for $19.9 million, resulting in a loss on restructuring of $0.8 million. The loss of $33.1 million for the nine months ended September 30, 2009 represents $9.3 million in losses incurred as a result of restructuring certain of our loans primarily due to the unfavorable changes in market conditions in the first and third quarter of 2009 and the settlement of a bridge loan with a carrying value of $47.0 million at a discount, for $23.2 million in the second quarter of 2009.
     Management fees decreased $7.3 million, or 56% to $5.8 million for the nine months ended September 30, 2010 from $13.1 million for the nine months ended September 30, 2009 due to the amendment of our management agreement in August 2009 to a cost reimbursement basis. Management fees represent compensation in the form of base management fees and estimated incentive management fees as provided for in the management agreement with our manager. The amended management agreement also provides for “success-based” payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM. The base management fee expense was $13.1 million for the nine months ended September 30, 2009, which contained success-based payments for the trust preferred and Wachovia debt restructurings of $4.1 million in the third quarter of 2009 and $3.0 million of retroactive costs in the second quarter of 2009 representing consideration for 2008 and the first quarter of 2009, which were originally expensed at lower amounts prior to the amendment. No incentive management fee was earned for the nine months ended September 30, 2010 and 2009.
     Gain on exchange of profits interest of $56.0 million for the nine months ended September 30, 2009 was due to the recognition of income attributable to the exchange of our POM profits interest in March 2009. See Note 8 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details on the POM transaction recorded in 2009. There was no such gain for the nine months ended September 30, 2010.
     Gain on extinguishment of debt increased $175.2 million to approximately $229.3 million for the nine months ended September 30, 2010 from $54.1 million for the nine months ended September 30, 2009. On June 30, 2010 we closed on our discounted payoff agreement with Wachovia and in doing so, recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of warrant expense and $0.6 million of other various expenses and commissions. During the nine months ended September 30, 2010, we also purchased, at a discount, approximately $67.7 million of investment grade rated bonds originally issued by our three CDO issuing entities for a price of $22.8 million and recorded a net gain on extinguishment of debt of approximately $44.8 million related to these transactions. We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010. See “Junior Subordinated notes” below for further details. During the nine months ended September 30, 2009, we purchased, at a discount, approximately $42.8 million of investment grade rated bonds originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a total net gain on early extinguishment of debt of $39.1 million related to these transactions during the nine months ended September 30, 2009. Also, during the second quarter of 2009, we settled a debt repurchase facility resulting in a gain on early extinguishment of $15.0 million.
     Loss on sale of securities was $7.0 million for the nine months ended September 30, 2010 as a result of selling three AA, BBB+ and BBB rated investment grade CRE collateralized debt obligation bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, resulting in a realized loss of $10.5 million, and three AAA and one BBB rated CMBS investments, with an aggregate face value of $21.5 million and an amortized cost of $17.4 million, for $20.9 million, resulting in a realized gain of $3.5 million. See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions. There were no gains or losses on sale of securities for the nine months ended September 30, 2009.
     Loss on termination of swaps of $8.7 million for the nine months ended September 30, 2009 resulted from the exchange of our outstanding trust preferred securities for newly issued unsecured junior subordinated notes in the second quarter of 2009. Refer to “Junior Subordinated Notes” below. In connection with the original issuance of the trust preferred securities, we had entered into various interest rate swap agreements. Due to the modified interest payment structure of the newly issued unsecured junior subordinated notes, the swaps were determined to no longer be effective or necessary and were subsequently terminated, resulting in a loss of $8.7 million. There was no loss on termination for the nine months ended September 30, 2010.
     Loss from equity affiliates decreased $1.3 million, or 96% to less than $0.1 million for the nine months ended September 30, 2010 from $1.3 million for the nine months ended September 30, 2009. Loss from equity affiliates for the nine months ended September 30, 2009 included an $11.7 million impairment charge in the second quarter of 2009 and a $1.9 million impairment charge in the third quarter of 2009, on an investment in an equity affiliate that was considered other-than-temporarily impaired. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges for the nine months ended September 30, 2010. The impairment charge in 2009 was netted with income of $10.7 million from the August 2009 exchange of our remaining 7.5% equity interest in Prime Outlets in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. which includes cash consideration of $2.2 million related to this transaction. We owned our 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. Loss from equity affiliates also included less than $0.1 million of losses and $1.6 million of income recorded during the nine months ended September 30, 2010 and 2009, respectively, which reflects a portion of the joint venture’s loss and income from one of our equity investments.
Provision for Income Taxes
     We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of September 30, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT— taxable income for the nine months ended September 30, 2010 and 2009 with the exception of $1.8 million of estimated state taxes incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions.
     Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the nine months ended September 30, 2010 and 2009, we did not record any provision on income from these taxable REIT subsidiaries.
Loss from Discontinued Operations
     During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $5.5 million and property operating income and expenses, which netted to a loss of $0.3 million and less than $0.1 million for the nine months ended September 30, 2010 and 2009, respectively, were reclassified to discontinued operations. During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate another of our real estate owned investments. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.4 million for the nine months ended September 30, 2009, were reclassified to discontinued operations. We did not record interest expense related to the note payable for the real estate investment, as the interest expense is non-recourse and we are in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage. For the nine months ended September 30, 2010, the receiver’s issued financial statements reported net income for this investment. We believe these amounts are not realizable at this time and, as such, did not record any income from discontinued operations on this held-for-sale investment.
Net Income Attributable to Noncontrolling Interest
     Net income attributable to noncontrolling interest totaled $0.2 million for the nine months ended September 30, 2010 representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income, as well as a note payable that is accruing interest expense. Net income attributable to noncontrolling interest totaled $18.6 million for the nine months ended September 30, 2009, primarily as a result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009 allocated to the third party’s interest in a consolidated subsidiary. See Note 13 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

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

Cash Flows
     As of September 30, 2010 and 2009, we had cash and cash equivalents of $26.3 million and $27.3 million, respectively. The following table shows our cash flow components (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Net cash provided by operating activities	$15,206	$40,234
Net cash provided by investing activities	170,726	118,115
Net cash used in financing activities	(224,287)	(131,917)

Net (decrease) increase in cash and cash equivalents	(38,355)	26,432
Cash and cash equivalents at beginning of period	64,624	832

Cash and cash equivalents at end of period	$26,269	$27,264

     Our cash flows from operating activities decreased by $25.1 million, or 62%, for the nine months ended September 30, 2010 compared to the comparable period in 2009 primarily due to an increase in cash posted against our swaps, a decrease in net interest income, and a decrease in distributions from operations of equity affiliates.
     Cash flows from investing activities increased by $52.7 million, or 45%, for the nine months ended September 30, 2010 compared to the comparable period in 2009 primarily due to the $50.7 million in proceeds received from the sale of available-for-sale securities.
     Cash used in financing activities increased by $92.4 million, or 70%, for the nine months ended September 30, 2010 compared to the comparable period in 2009 mostly due to closing the discounted payoff agreement with Wachovia and the purchase of our own CDO bonds.
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
     In June 2010, we filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. On June 23, 2010, the SEC declared this shelf registration statement effective.
     At September 30, 2010, we had 25,477,410 common shares outstanding.
Debt Facilities
     We also currently maintain liquidity through a term credit agreement, one master repurchase agreement, one note payable and three junior loan participations with four different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of September 30, 2010, these facilities had aggregate borrowings of approximately $1.3 billion.

     The following is a summary of our debt facilities as of September 30, 2010:

	At September 30, 2010
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Repurchase agreements. Interest is variable based on pricing over LIBOR	$1,478,997	$1,478,997	$—	2011

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR	1,075,753,103	1,083,553,103	7,800,000	2011 — 2013

Junior subordinated notes. Interest is at a fixed rate (1)	157,699,816	157,699,816	—	2034 — 2037

Notes payable. Interest is variable based on pricing over Prime or LIBOR	82,457,708	82,457,708	—	2010 — 2016

	$1,317,389,624	$1,325,189,624	$7,800,000

(1)	Represents a total face amount of $175.9 million less a total deferred amount of $18.2 million.
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
     We have one repurchase agreement with a financial institution that bears interest at 250 basis points over LIBOR and has a term expiring in June 2011. This facility does not have financial covenants and has a committed amount of $1.5 million, reflecting the one asset currently financed. At September 30, 2010, the outstanding balance under this facility was $1.5 million with a current weighted average note rate of 2.79%.
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
     The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44%-0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. CDO II makes quarterly amortization payments of $1.1 million to investors as a reduction of the CDO liability. As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments of $2.0 million to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements accordingly.
     In the third quarter of 2010, we purchased, at a discount, a $6.0 million investment grade rated note originally issued by our CDO I issuing entity for a price of $3.1 million from a third party investor and a $15.0 million investment grade rated note originally issued by our CDO II issuing entity for a price of $6.2 million from our manager, ACM who had purchased it from a third party investor in the third quarter of 2010 for $6.2 million. We recorded a gain on extinguishment of debt of $11.8 million from these transactions in our third quarter 2010 Consolidated Statements of Operations.
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
     During the three and nine months ended September 30, 2009, we had purchased approximately $7.9 million and $42.8 million, respectively, of investment grade rated notes originally issued by our CDO I, CDO II and CDO III issuing entities for a price of $1.5 million and $11.8 million, respectively, and recorded a net gain on extinguishment of debt of $6.3 million and $31.0 million, respectively, in our 2009 Consolidated Statements of Operations.
     At September 30, 2010, the outstanding note balance under CDO I, CDO II and CDO III was $230.6 million, $303.0 million and $542.2 million, respectively.
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
     Our CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. Our CDOs were in compliance with all such covenants as of September 30, 2010 as well as on the most recent determination date. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs. However, we may not have sufficient liquidity available to do so at such time. The chart below is a summary of our CDO compliance tests as of the most recent determination date:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	184.24%	171.00%	109.47%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	404.80%	474.64%	447.68%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the lower of the market rate or the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.
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
     At September 30, 2010, the aggregate carrying value under these facilities was $157.7 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructure mentioned above, the effective rate was 3.85% at September 30, 2010.
   Notes Payable
     At September 30, 2010, notes payable consisted of a term credit agreement, a note payable and three junior loan participations. The aggregate outstanding balance under these facilities was $82.5 million.
     In the first quarter of 2010, we entered into an agreement with Wachovia whereby we could retire all of our $335.6 million of debt outstanding at the time the parties began to negotiate the agreement for a discounted payoff amount of $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility. The agreement provided the ability to apply paydowns in the Wachovia facilities against the discounted payoff amount during the term of the agreement.
     In June 2010, we closed on the discounted payoff agreement with Wachovia and entered into a new term financing agreement with a different financial institution under the following terms:
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
     In July 2009, we had amended and restructured our term credit agreements, revolving credit agreement and working capital facility (the “Amended Agreements”) with Wachovia. The term revolving credit agreement with an outstanding balance of $64.0 million was combined into the term debt facility with an outstanding balance of $237.7 million, along with a portion of the term debt facility with an outstanding balance of $30.3 million, and $15.3 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 million. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with a then outstanding balance of $316.7 million, which contained a revolving component with $35.3 million of availability, and one working capital facility with a then outstanding balance of $57.2 million. The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012. The term loan facility required a $48.1 million reduction over the three-year term, with approximately $8.0 million in reductions due every six months beginning in December 2009. Margin call provisions relating to collateral value of the underlying assets were eliminated, as long as the term loan reductions were met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. The working capital facility required quarterly amortization of up to $3.0 million per quarter and $1.0 million per CDO, but only if both the CDO was cash flowing to us and we had a minimum quarterly liquidity level of $27.5 million. Pursuant to the Amended Agreements, the interest rate for the term loan facility was changed to LIBOR plus 350 basis points from LIBOR plus approximately 200 basis points and the interest rate on the working capital facility was changed to LIBOR plus 800 basis points from LIBOR plus 500 basis points. We had also agreed to pay a commitment fee of 1.00% payable over 3 years. We issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and were partially amortized into interest expense in our Consolidated Statement of Operations as of the second quarter of 2010. The remaining portion totaling $0.4 million was expensed as part of the Wachovia discounted payoff gain recorded in the second quarter of 2010.
     As a result of closing on our discounted payoff with Wachovia in June 2010, we have one term credit agreement with a different financial institution. The outstanding balance under this facility was $26.0 million at September 30, 2010 and it bears an interest rate of one-month LIBOR or Prime plus 500 basis points. In October 2010, we repaid the $26.0 million facility.
     We have a $50.2 million note payable at September 30, 2010 related to a prior year exchange of profits interest transaction. During the second quarter of 2008, we recorded a $49.5 million note payable related to the exchange of our POM profits interest for operating partnership units in Lightstone Value Plus REIT, L.P. The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

     We have three junior loan participations with a total outstanding balance at September 30, 2010 of $6.3 million. These participation borrowings have a maturity date equal to the corresponding mortgage loans and are secured by the participant’s interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans. Our obligation to pay interest on these participations is based on the performance of the related loans and investments.
     The term credit agreement and the master repurchase agreement require that we pay interest monthly, based on pricing over LIBOR. These facilities also require that we pay down borrowings based on balance reduction requirements or pro-rata as principal payments on our loans and investments are received.
   Mortgage Note Payable — Real Estate Owned
     During the second quarter of 2010, we assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which we had a $5.6 million junior participation loan. The real estate investment was classified as real estate owned in April 2010. The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option. The outstanding balance of this mortgage was $20.8 million at September 30, 2010.
   Mortgage Note Payable — Held-For-Sale
     During the second quarter of 2008, we assumed a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009. The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at September 30, 2010.
   Restrictive Covenants
     Our debt facilities contain various financial covenants and restrictions, including minimum net worth minimum liquidity and a compensating balance requirement. In addition to the financial terms and capacities described above, our credit facilities generally contain covenants that prohibit us from effecting a material change in capital structure, disposing of or encumbering assets being financed and restrict us from making any material amendment to our underwriting guidelines without approval of the lender, as well as if the collateral is materially damaged or defaults. If we violate these covenants in any of our credit facilities, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on the assets that are pledged as collateral to such lenders and (iii) such lenders could force us to take other actions to protect the value of their collateral. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders. Additionally, to the extent that we were to realize additional losses relating to our loans and investments, it would put additional pressure on our ability to continue to meet these covenants. We were in compliance with all financial covenants and restrictions at September 30, 2010.
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
Contractual Commitments
     As of September 30, 2010, we had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Notes payable	$27,300	$5,000	$—	$—	$—	$50,158	$82,458
Collateralized debt obligations (2)	22,557	55,331	437,923	187,289	216,755	155,898	1,075,753
Repurchase agreements	—	1,479	—	—	—	—	1,479
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Mortgage note payable — real estate owned (4)	—	—	—	20,750	—	—	20,750
Mortgage note payable — held-for-sale (5)	—	—	41,440	—	—	—	41,440
Outstanding unfunded commitments (6)	22,408	30,665	2,334	377	—	23	55,807

Totals	$72,265	$92,475	$481,697	$208,416	$216,755	$381,937	$1,453,545

(1)	Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $8.7 million in 2010, $32.2 million in 2011, $33.2 million in 2012, $20.3 million in 2013, $15.6 million in 2014 and $114.8 million thereafter based on current LIBOR rates.

(2)	Comprised of $230.6 million of CDO I debt, $303.0 million of CDO II debt and $542.2 million of CDO III debt with a weighted average remaining maturity of 1.75, 2.74 and 2.48 years, respectively, as of September 30, 2010. In February 2010, we re-issued the CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion of our junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $22.5 million remains at September 30, 2010. During the nine months ended September 30, 2010, we repurchased, at a discount, approximately $67.7 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $67.7 million.

(3)	Represents the face amount due upon maturity. The carrying value is $157.7 million, which is net of a deferred amount of $18.2 million. In February 2010, we retired $114.1 million of our junior subordinated notes in exchange for the re-issuance of certain of our own CDO bonds, as well as other assets.

(4)	Mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010.

(5)	Mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.

(6)	In accordance with certain loans and investments, we have outstanding unfunded commitments of $55.8 million as of September 30, 2010, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $55.8 million outstanding balance at September 30, 2010, our restricted cash balance and CDO III revolver capacity contained approximately $16.7 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

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
     We incurred $1.9 million and $5.8 million of base management fees for services rendered in the three and nine months ended September 30, 2010, respectively, and $6.1 million and $13.1 million of base management fees for services rendered in the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2010 and 2009, ACM did not earn an incentive fee installment. As mentioned above, the revised management agreement allows for success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. In the third quarter of 2009, the base management fee included success-based payments which were paid for the trust preferred and Wachovia debt restructurings totaling an additional $4.1 million. No success-based payments were made during the three and nine months ended September 30, 2010.
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
     As more fully described in “Liquidity and Capital Resources — Notes Payable” above, on June 30, 2010, we closed on the discounted payoff agreement with Wachovia and retired all of our debt with Wachovia at the discount described above. The successful completion of the retirement of the Wachovia debt may be a significant contributor to an incentive fee for the manager in 2010. As indicated earlier, gains on the extinguishment of debt are included in the incentive fee calculation and the gain of $156.6 million, net of fees, certain expenses, and taxes, attributable to the Wachovia transaction alone surpasses the approximate $39.0 million incentive fee hurdle applicable for 2010. However, our funds from operations, which is one of the determinants of the incentive fee calculation, is impacted positively and negatively by a number of other factors, including net interest income, gains and losses on other investments, loan loss reserves and realized losses on loans and general and administrative expense. As of September 30, 2010, no installment of an incentive fee was payable based on our results for the twelve month period ended September 30, 2010, but we cannot predict whether any incentive fee will be payable for 2010 or, if an incentive fee is payable for 2010, whether such fee will be material to our Consolidated Statements of Operations.
Related Party Transactions
     Due from related party was $7.9 million at September 30, 2010 and consisted of $7.3 million of management fees paid in 2008 related to the exchange of our POM profits interest that closed in 2009 and $0.6 million of escrows held by ACM related to real estate transactions during the third quarter of 2010. At December 31, 2009, due from related party was $15.2 million and consisted of $7.0 million for a loan paydown received by ACM on our behalf in December 2009, which was remitted in the first quarter of 2010, $0.9 million of escrows held by ACM related to 2009 real estate asset transactions and $7.3 million reclassified from prepaid management fee — related party, related to the exchange of our POM profits interest. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee related to the POM profits interest is to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and our common stock provided that at least 50% of the payment is made in cash, and will be offset against any future incentive management fees or success-based payments earned by ACM prior to June 30, 2012.
     Due to related party was $1.9 million at September 30, 2010 and consisted primarily of base management fees due to ACM, of which $0.4 million will be remitted by us in the fourth quarter of 2010. At December 31, 2009, due to related party was $2.0 million and consisted primarily of base management fees due to ACM, which were remitted by us in the first quarter of 2010.
     During the third quarter of 2010, we purchased a $15.0 million investment grade rated note originally issued by our CDO II issuing entity for a price of $6.2 million from ACM who had purchased it from a third party investor in the third quarter of 2010 for $6.2 million, and recorded a gain on extinguishment of debt of approximately $8.9 million from this transaction.

     In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. As of October 2010, ACM’s investment balance in this joint venture was $0.5 million.
     In March 2010, an affiliated entity of Mr. Ivan Kaufman contributed $1.1 million for a 50% non-controlling interest in an entity, which owns 31% of a joint venture that acquired a condo development property in Brooklyn, New York. In addition, in March 2010, ACM originated a $3.0 million bridge loan to this joint venture which was paid down $2.2 million to a balance of $0.8 million at September 30, 2010. In May 2010, we purchased the loan at par. The loan bears interest at a rate of one-month LIBOR plus 10% and has a maturity date of March 2013. Interest income recorded from this loan for the three and nine months ended September 30, 2010 was less than $0.1 million.
     We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM, and certain of our employees and directors also hold an ownership interest in ACM. Furthermore, one of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager. ACM currently holds approximately 5.4 million of our common shares, representing 21.1% of the voting power of its outstanding stock as of September 30, 2010.
Retirement of Wachovia Debt
     On June 30, 2010 we closed on the discounted payoff agreement with Wachovia and recorded a $156.6 million gain, net of fees, certain expenses, and taxes, to our Consolidated Statement of Operations. The Wachovia transaction has had a material impact on our results of operations in 2010, and the following is intended to discuss how the Wachovia transaction may further impact future reporting periods and results of operations for the balance of the year.
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
     While the gain on the Wachovia transaction results in taxable income to us and our shareholders, under current federal tax law and regulations, the income and the tax on the income, if any, may, at our election, be deferred to future periods. We do not anticipate finalizing the tax treatment of the income associated with the Wachovia transaction until after the full year’s results of operations are complete.
     As previously reported, we were able to retire the entire Wachovia debt principally through the use of our liquidity, effective use of our debt facilities and a new $26.0 million term loan facility, which was repaid in October 2010. As a result, completion of the Wachovia transaction had a material impact on our liquidity, reducing our cash and cash equivalents from approximately $56.0 million at March 31, 2010 to approximately $22.0 million at June 30, 2010. However, with the retirement of the Wachovia debt, our interest costs will be significantly lower as a result of the reduced level of debt and we have a significant amount of unencumbered assets, net of reserves, each of which should have a positive impact on our liquidity through the balance of 2010. As of September 30, 2010, we have approximately $26.0 million in cash and cash equivalents.

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
     The gain on the Wachovia transaction may have a material impact on the amount of the incentive fee payable for 2010. However, the amount of the incentive fee payable to the manager for 2010, or whether any incentive fee will be payable, cannot be determined at this time and as a result, no incentive fee has been recorded for the first nine months of 2010. Our final results for 2010, which will determine whether an incentive fee is earned, will depend on a variety of factors impacting the balance of the year, including net interest income, gains or losses on investment activities, loan loss reserves and realized gains and losses on the repayment and liquidation of assets, including our loan portfolio. The gain on the Wachovia transaction of $156.6 million itself exceeds the approximate $39.0 million hurdle applicable for 2010. However, as indicated in “Management Agreement” above, no installment of an incentive fee is payable at this time, based on the results of operations for the twelve months ended September 30, 2010.
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
     One month LIBOR approximated 0.26% at September 30, 2010 and 0.23% at December 31, 2009.

     Based on our loans, securities available-for-sale, securities held-to-maturity and liabilities as of September 30, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.8 million. This is partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale, securities held-to-maturity and liabilities as of September 30, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.8 million. This is partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.
     Based on our loans, securities available-for-sale, securities held-to-maturity and liabilities as of December 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.1 million. This is partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale, securities held-to-maturity and liabilities as of December 31, 2009, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.1 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.
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
     We had nine of these interest rate swap agreements outstanding that had combined notional values of $1.1 billion at September 30, 2010 and December 31, 2009. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point increase in forward interest rates as of September 30, 2010 and December 31, 2009, respectively, the value of these interest rate swaps would have decreased by less than $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of September 30, 2010 and December 31, 2009, respectively, the value of these interest rate swaps would have increased by less than $0.1 million for both periods.
     We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 32 of these interest rate swap agreements outstanding that had a combined notional value of $680.5 million as of September 30, 2010 compared to 34 interest rate swap agreements outstanding with combined notional values of $708.2 million as of December 31, 2009. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point increase in forward interest rates as of September 30, 2010 and December 31, 2009, respectively, the fair market value of these interest rate swaps would have increased by approximately $5.2 million and $6.1 million, respectively. If there were a 25 basis point decrease in forward interest rates as of September 30, 2010 and December 31, 2009, respectively, the fair market value of these interest rate swaps would have decreased by approximately $5.2 million and $6.0 million, respectively.
     Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially. As a result, at September 30, 2010 and December 31, 2009, we funded approximately $27.7 million and $18.9 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.
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

Date: November 5, 2010