Form 10-K
period 2010-12-31
ARBOR REALTY TRUST INC
filed 2011-03-04
CIK 1253986

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(516) 506-4200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2010 (computed based on the closing price on such date as reported on the NYSE) was $90.2 million. As of March 4, 2011, the registrant had 24,776,213 shares of common stock outstanding (excluding 980,597 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries—Significant Accounting Estimates and Critical Accounting Policies" under Item 7 of this report.

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

        We are organized to qualify as a real estate investment trust ("REIT") for federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

        We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2010.

        We are externally managed and advised by Arbor Commercial Mortgage, LLC ("ACM"), a national commercial real estate finance company that specializes in debt and equity financing for multi-family and commercial real estate, pursuant to the terms of a management agreement described below. ACM provides us with all of the services vital to our operations other than asset management and securitization, and our executive officers and other staff are all employed by our manager, ACM, pursuant to the management agreement. The management agreement requires ACM to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our board of directors.

        We believe ACM's experience and reputation positions it to originate attractive investment opportunities for us. Our management agreement with ACM was developed to capitalize on synergies with ACM's origination infrastructure, existing business relationships and management expertise. ACM has granted us a right of first refusal to pursue all structured finance investment opportunities in the multi-family or commercial real estate markets that are identified by ACM or its affiliates. ACM continues to originate and service multi-family and commercial mortgage loans under Fannie Mae, Federal Housing Administration and conduit commercial lending programs. We believe that the customer relationships established from these lines of business may generate additional real estate investment opportunities for our business.

Current Market Conditions

        The economic and financial deterioration that began in 2007 showed some signs of stabilization in 2010, although there is still uncertainty as to the likelihood of ongoing disruptions in the credit and capital markets, devaluations of assets and a lack of liquidity throughout the worldwide financial system. Global deleveraging by most financial institutions over the past several years has severely limited the availability of capital for most businesses, including those involved in the commercial real estate sector. As a result, we, along with most institutions in our industry, have significantly reduced new investment activity until the capital markets become more stable and market liquidity increases. Under normal market conditions, we rely on these credit and equity markets to generate capital for financing the growth of our business. However, in this current environment, we are focused on managing our portfolio to preserve capital, generating and recycling liquidity from existing assets and actively managing our financing facilities.

        Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen. Commercial real estate has been particularly adversely affected by this prolonged economic downturn and liquidity crisis. If this continues, the commercial real estate sector will likely experience additional losses, challenges in complying with the terms of financing agreements, decreased net interest spreads, and additional difficulties in raising capital and obtaining investment financing on attractive terms.

        These market conditions have also resulted in the scarcity of certain types of financing, and, in certain cases, making terms for certain financings less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing. In addition, these factors may make it more difficult for borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. It may also make it more difficult for companies like us to raise capital through the issuance of common or preferred stock.

        This environment has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. Continued declining real estate values would likely continue to limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy deteriorates further. Continued declining real estate values could also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so. In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with existing loan terms. In doing so, lower borrower interest rates, combined with non-performing loans will lower our net interest margins when comparing interest income to our costs of financing.

        In summary, commercial real estate financing companies have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets to meet their existing obligations or to refinance maturing debt, and it is difficult to predict when conditions will improve. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and retiring our debt facilities and previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, based on available liquidity and market opportunities, we have from time to time repurchased our debt at discounts. We also entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo, National Association ("Wachovia") to retire our then outstanding debt of $335.6 million for $176.2 million, at any time on or before an extended payoff date of August 27, 2010. On June 30, 2010, we closed on our debt retirement agreement with Wachovia and recorded a net gain on extinguishment of debt of $157.5 million. As part of this transaction, we had entered into a term credit facility for $26.0 million with a different financial institution in June 2010, which was subsequently repaid in October 2010. In February 2010, we retired $114.1 million of our junior subordinated notes for the re-issuance of certain of our own collateralized debt obligation ("CDO") bonds, as well as other assets, and we repurchased more of our own CDO bonds for gains. We also sold a majority of our CDO bond and commercial mortgage-backed security ("CMBS") investments for a net loss. We will continue to remain focused on executing these strategies when appropriate and where available if this significant economic downturn persists.

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

        In exchange for ACM's contribution of structured finance investments, our operating partnership issued approximately 3.1 million units of limited partnership interest, or operating partnership units, and approximately 0.6 million warrants to purchase additional operating partnership units at an initial exercise price of $15.00 per operating partnership unit to ACM. Concurrently, we, our operating partnership and ACM entered into a pairing agreement. Pursuant to the pairing agreement, each operating partnership unit issued to ACM and issuable to ACM upon exercise of its warrants for additional operating partnership units in connection with the contribution of initial assets was paired with one share of the Company's special voting preferred stock. In October 2004, ACM exercised these warrants and held approximately 3.8 million operating partnership units, constituting an approximately 16% limited partnership interest in our operating partnership. ACM had the ability to redeem each of these operating partnership units for cash or, at our election, one share of our common stock. We granted ACM certain demand and other registration rights with respect to the shares of common stock that could be issued upon redemption of these operating partnership units. Each of these operating partnership units were also paired with one share of our special voting preferred stock entitling ACM to one vote on all matters submitted to a vote of our stockholders. Upon redemption of these operating partnership units, an equivalent number of shares of our special voting preferred stock would be redeemed and cancelled.

        Concurrently with ACM's contribution of investments to our operating partnership, we sold approximately 1.6 million of our units, each consisting of five shares of our common stock and one warrant to purchase an additional share of common stock at an initial exercise price of $15.00 per share, for $75.00 per unit in a private placement and agreed to register the shares of common stock underlying these units and warrants for resale under the Securities Act of 1933, as amended (the "1933 Act"). In July 2004, we registered approximately 9.6 million shares of common stock underlying these units and warrants. At December 31, 2005, approximately 1.6 million warrants were exercised, of which 0.5 million were exercised "cashless", for a total of 1.3 million common shares issued pursuant to their exercise.

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

        Since January 2005, we completed three non-recourse CDO transactions, whereby $1.44 billion of real estate-related and other assets were contributed to three newly-formed consolidated subsidiaries, which issued $1.21 billion of investment grade-rated floating-rate notes in three separate private placements. These proceeds were used to repay outstanding debt and resulted in a decreased cost of funds relating to the CDO assets.

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

        In June 2007, we completed a public offering in which we sold 2,700,000 shares of our common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio.

        In June 2008, our external manager exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to the pairing agreement, were redeemed simultaneously and cancelled. ACM currently holds approximately 18.9% of the voting power of our outstanding common stock.

        In June 2010, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. On June 23, 2010, the SEC declared this shelf registration statement effective.

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

        Execute Transactions Rapidly.    We act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that rapid execution attracts opportunities from both borrowers and other lenders that would not otherwise be available. We believe our ability to structure flexible terms and close loans in a timely manner gives us a competitive advantage.

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

        Use Arbor Commercial Mortgage's Relationships with Existing Borrowers.    We capitalize on ACM's reputation in the commercial real estate finance industry. ACM has relationships with a large borrower base nationwide. Since ACM's originators offer senior mortgage loans as well as our structured finance products, we are able to benefit from its existing customer base and use its senior lending business as a potential refinance vehicle for our structured finance assets.

        Offer Broader Products and Expand Customer Base.    We have the ability to offer a larger number of financing alternatives than ACM has been able to offer to its customers in the past. Our potential borrowers are able to choose from products offering longer maturities and larger principal amounts than ACM could previously offer.

        Leverage the Experience of Executive Officers, Arbor Commercial Mortgage and Our Employees.    Our executive officers and employees, and those of ACM, have extensive experience originating and managing structured commercial real estate investments. Our senior management team has, on average, over 20 years of experience in the financial services industry.

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

        Our investment program emphasizes the following general categories of real estate-related activities:

        Bridge Financing.    We offer bridge financing products to borrowers who are typically seeking short-term capital to be used in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is located in a recovering market. From the borrower's perspective, shorter term bridge financing is advantageous because it allows for time to improve the property value through repositioning the property without encumbering it with restrictive long term debt.

        The bridge loans we make typically range in size from $1 million to $75 million and are predominantly secured by first mortgage liens on the property. The term of these loans typically is up to five years. Historically, interest rates have typically ranged from 1.10% to 10.20% over 30-day LIBOR, with fixed rates ranging from 1.70% to 13.00%. At December 31, 2010, interest rates typically ranged from 1.70% to 10.20% over 30-day LIBOR, with fixed rates ranging from 3.00% to 12.00%. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

        Junior Participation Financing.    We offer junior participation financing in the form of a junior participating interest in the senior debt. Junior participation financings have the same obligations, collateral and borrower as the senior debt. The junior participation interest is subordinated to the senior debt by virtue of a contractual agreement between the senior debt lender and the junior participating interest lender.

        Our junior participation loans typically range in size from $1 million to $60 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.30% to 9.75% over 30-day

LIBOR, with fixed rates ranging from 2.00% to 12.80%. At December 31, 2010, interest rates typically ranged from 3.00% to 7.25% over 30-day LIBOR, with fixed rates ranging from 2.00% to 12.80%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

        Mezzanine Financing.    We offer mezzanine financing in the form of loans that are subordinate to a conventional first mortgage loan and senior to the borrower's equity in a transaction. Mezzanine financing may take the form of loans secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property. We may also require additional security such as personal guarantees, letters of credit and/or additional collateral unrelated to the property.

        Our mezzanine loans typically range in size from $1 million to $50 million and have terms of up to ten years. Historically, interest rates have typically ranged from 2.00% to 12.00% over 30-day LIBOR, with fixed rates ranging from 2.00% to 16.00%. At December 31, 2010, interest rates typically ranged from 2.00% to 5.50% over 30-day LIBOR, with fixed rates ranging from 2.00% to 12.00%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

        We hold a majority of our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes or taxable subsidiary corporations.

        Preferred Equity Investments.    We provide financing by making preferred equity investments in entities that directly or indirectly own real property. In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, we typically become a member in the ownership entity.

        Our preferred equity investments typically range in size from $1 million to $75 million, have terms up to ten years and interest rates that have typically ranged from 2.00% to 6.00% over 30-day LIBOR, with fixed rates ranging from 5.00% to 15.00%. At December 31, 2010, our preferred equity investments ranged in size from $0.3 million to $68.0 million and interest rates typically ranged from 2.00% to 6.00% over 30-day LIBOR.

        Real Property Acquisitions.    We have, and may in the future, acquire real estate by foreclosure or deed in lieu of foreclosure related to our loans. Our management team may identify such assets and initiate an asset-specific plan to maximize the value of the collateral, which can include appointing a third party property manager, completing the construction or renovation of the property, continuing the sale of condominium units, leasing or increasing the occupancy of the property, or selling the entire asset or a partial interest to a third party. As such, these transactions may require the use of additional capital prior to the completion of the specific plan. Additionally, we may identify real estate investment opportunities such as domestic real estate for repositioning and/or renovation and then disposition at an anticipated significant return. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to three year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short-term financing, if available. Repayment of the short-term financing will either come from the sale of the property or conventional permanent debt.

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

        Equity Securities.    We have, and may in the future, invest in equity securities such as the common stock of a commercial real estate specialty finance company. Investments in these securities have the risk of stock market fluctuations which may result in the loss of our principal investment.

        Commercial Real Estate Collateralized Debt Obligation Bonds.    We have, and may in the future, invest in securities such as investment grade commercial real estate collateralized debt obligation bonds. These certificates are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

        Commercial Mortgage-Backed Securities.    We have, and may in the future, invest in commercial mortgage-backed securities. These securities are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

Our Structured Finance Investments

        We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge, junior participation interests in first mortgages, and mezzanine loans as well as preferred equity investments and mortgage-related securities.

        At December 31, 2010, we had 113 loans and investments in our portfolio, totaling $1.6 billion. These loans and investments were for 61 multi-family properties, 28 office properties, ten hotel properties, nine land properties, three commercial properties and two condominium properties. We have an allowance for loan losses of $205.5 million at December 31, 2010 related to 30 loans in our portfolio with an aggregate carrying value, before loan loss reserves, of $530.6 million. The loan loss reserves were the result of our regular quarterly risk rating review process which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio through our strict underwriting and active asset management with the goal of maintaining the credit quality of our portfolio and limiting potential losses. We also have at December 31, 2010, one commercial real estate CDO bond investment with a carrying value of $1.0 million and one CMBS investment with a carrying value of $2.1 million.

        The overall yield on our loan and investments portfolio in 2010 was 4.98% on average assets of $1.9 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2010 was 4.22% on average borrowings of $1.5 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

        Our average net investment (average assets less average borrowings) in 2010 was $408.4 million, resulting in average leverage (average borrowings divided by average assets) of 78.5%. Including average junior subordinated notes of $193.4 million as equity, our average leverage was 68.4%. The net interest income earned in 2010 yielded a 7.8% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2010 by average equity (computed as average assets minus average borrowings) invested during the year.

        Our business plan contemplates that our leverage ratio, including our junior subordinated notes as equity, will be around 70% to 80% of our assets in the aggregate. However, including our junior subordinated notes as equity, our leverage is generally not to exceed 80% of the value of our assets in the aggregate when considering additional financing sources unless approval to exceed the 80% limit is obtained from our board of directors. See "Operating Policies and Strategies" below for further details. At December 31, 2010, our overall leverage ratio including the junior subordinated notes as equity was 79% as compared to 83% at December 31, 2009, which was the result of a decrease in our liabilities due to debt reduction, net of a decrease in the carrying value of our assets due to payoffs, paydowns and additional loan loss reserves.

        The following table sets forth information regarding our loan and investment portfolio as of December 31, 2010:

Type	Asset Class	Number	Unpaid Principal (Dollars in Thousands)	Weighted Average Pay Rate(1)	Weighted Average Remaining Maturity (months)
Bridge Loans	Multi Family	24	$410,744	4.94%	40.7
	Office	13	283,112	5.02%	45.4
	Hotel	5	161,606	3.61%	22.5
	Commercial	3	55,073	4.51%	12.1
	Condo	1	4,650	8.50%	17.0
	Land	8	154,829	0.63%	8.9

		54	1,070,014	4.14%	33.0
Mezzanine Loans	Multi Family	19	78,122	3.89%	54.5
	Office	7	105,952	6.63%	26.6
	Hotel	2	30,000	3.26%	5.0
	Condo	1	10,000	2.26%	29.0
	Land	1	9,332	—	5.0

		30	233,406	4.83%	32.4
Junior Participations	Multi Family	2	49,950	1.28%	25.0
	Office	7	162,350	6.14%	45.7
	Hotel	3	28,671	6.24%	46.2

		12	240,971	5.15%	41.5
Preferred Equity	Multi Family	16	76,973	5.09%	75.0
	Office	1	12,500	9.25%	56.0

		17	89,473	5.68%	72.3

Total		113	$1,633,864	4.47%	36.3

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the Company's portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

        The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2010:

Geographic Location	Unpaid Principal	Percentage(1)	Asset Class	Unpaid Principal	Percentage(1)
	(Dollars in Thousands)			(Dollars in Thousands)
New York	$615,327	37.7%	Multi Family	$615,788	37.7%
California	237,429	14.5%	Office	563,914	34.5%
Florida	193,750	11.9%	Hotel	220,277	13.5%
Texas	74,100	4.5%	Land	164,162	10.0%
Maryland	55,250	3.4%	Commercial	55,073	3.4%
Michigan	44,500	2.7%	Condo	14,650	0.9%
Illinois	35,861	2.2%
Tennessee	34,861	2.1%
Diversified	226,944	13.9%
Other(2)	115,842	7.1%

Total	$1,633,864	100.0%	Total	$1,633,864	100.0%

(1)
Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)
No other individual state makes up more than 2% of the total.

Our Investments in Available-for-Sale Securities

        Equity Securities.    During 2007, we purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company for $16.7 million, which had a fair value of $0.2 million at December 31, 2010.

        Commercial Real Estate Collateralized Debt Obligation Bonds and Commercial Mortgage-Backed Securities.    At December 31, 2010, one commercial real estate CDO bond with a fair value of $1.0 million, as well as one CMBS rake bond with a fair value of $2.1 million which was purchased in the fourth quarter of 2010, and is collateralized by a portfolio of hotel properties, are classified as available-for-sale securities. The CDO bond security bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 41.3 years, and has an estimated remaining life of 5.3 years due to the maturities of the underlying assets. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 9.5 years, and has an estimated remaining life of 0.5 years due to the maturity of the underlying asset.

        During the first quarter of 2010, we had also purchased an additional $4.5 million investment grade CMBS, at a discount of less than $0.1 million. In March 2010, we sold two CMBS investments. These securities were classified as held-to-maturity at December 31, 2009, however, we made the decision to sell the securities at a gain due to favorable market opportunities. Accordingly, because this was considered a change of intent to hold the securities, we reclassified all remaining held-to-maturity securities, with a carrying amount of $54.4 million, to available-for-sale at their estimated fair value of $35.8 million. See "Our Investments in Held-to-Maturity Securities" below. In June 2010, we sold three CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million. Additionally, in June 2010, we sold two CMBS investments, with an aggregate face value of $6.5 million and an amortized cost of $6.3 million, for $6.5 million.

        In December 2009, two CDO bonds, with a combined fair value of $0.4 million, were reclassified from held-to-maturity to available-for-sale as we intended to sell these bonds within one year as part of a debt restructuring. The bonds were sold as part of the completed debt restructuring in the first quarter of 2010. See "Our Investments in Held-to-Maturity Securities" below.

        We intend to hold the remaining available-for-sale CDO bond and CMBS investment to maturity. For the year ended December 31, 2010, the total average yield on the above securities based on their face values was 3.34%, including the accretion of discount.

Our Investments in Held-to-Maturity Securities

        Commercial Real Estate Collateralized Debt Obligation Bonds and Commercial Mortgage-Backed Securities.    In 2008, we purchased $82.7 million of CDO bonds for $58.1 million, representing a $24.6 million discount to their face value. In December 2009, two CDO bonds, with a combined fair value of $0.4 million, were reclassified from held-to-maturity to available-for-sale, as they were exchanged in the retirement of a portion of our own junior subordinated notes in February 2010. Additionally, in 2009, we purchased $17.0 million of investment grade CMBS for $12.4 million, representing a $4.6 million discount to their face value.

        In March 2010, we sold two investment grade CMBS investments for a gain of approximately $3.3 million due to favorable market opportunities. Accordingly, because this was considered a change of intent to hold the securities, we reclassified all remaining held-to-maturity securities, with a carrying amount of $54.4 million, to available-for-sale at their estimated fair value of $35.8 million. See "Our Investments in Available-for-Sale Securities" above.

        For the year ended December 31, 2009, the total average yield on the above securities based on their face values was 4.62%, including the accretion of discount.

Regulatory Aspects of Our Investment Strategy

        Real Estate Exemption from Investment Company Act.    We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate," are exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate and mortgage loans. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2010.

        Our investment guidelines provide that no more than 15% of our assets may consist of any type of mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement

        On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM's services. The management agreement was further amended in August 2009. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with multi-family and commercial real estate-related structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, as amended in August 2009, ACM receives a base management fee, incentive compensation and "success-based" compensation as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

Operations

        Our Manager's Investment Services.    Under the management agreement, ACM is responsible for sourcing originations, providing underwriting services and processing approvals for all loans and other investments in our portfolio. ACM also provides certain administrative loan servicing functions with respect to our loans and investments. We are able to capitalize on ACM's well established operations and services in each area described below.

        Origination.    Our manager sources the origination of most of our investments. ACM has a network of over eight sales offices located in Bloomfield Hills, Michigan; Boston, Massachusetts; Plano, Texas; Dallas, Texas; Chicago, Illinois; Los Angeles, California; New York, New York; and Uniondale, New York. These offices are staffed by approximately 19 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM's marketing effort occurs at the branch level, ACM also markets its products in national industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower's needs. Loan originators in every branch office are able to offer borrowers the full array of ACM's and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM's underwriters for due diligence.

        Underwriting.    ACM's loan originators work in conjunction with its underwriters who perform due diligence on all proposed transactions prior to loan approval and commitment. The underwriters analyze each loan application in accordance with the guidelines set forth below in order to determine the loan's conformity with respect to such guidelines. In general, ACM's underwriting guidelines require it to evaluate the following: the historic and current property revenues and expenses; the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies; the property's location, its attributes and competitive position within its market; the proposed ownership structure, financial strength and real estate experience of the borrower and property management; third party appraisal, environmental and engineering studies; market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends; review of an acceptable mortgagee's title policy and an "as built" survey; construction quality of the property to determine future maintenance and capital expenditure requirements; and the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. Consideration is also given to other factors, such as additional forms of security and identifying likely strategies to affect repayment. ACM continuously refines its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

        Investment Approval Process.    ACM applies its established investment approval process to all loans and other investments proposed for our portfolio before submitting each proposal to us for final approval. A written report is generated for every loan or other investment that is submitted to ACM's credit committee for approval. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property consolidated financial statements and analysis. In addition, the report includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. If the transaction is approved by a majority of ACM's credit committee, it is presented for approval to our credit committee, which consists of our chief executive officer, chief credit officer, and executive vice president of structured finance. All transactions require the approval of a majority of the members of our credit committee. Following the approval of any such transaction, ACM's underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform with lending requirements established for that particular transaction. If our credit committee rejects the loan and our independent directors allow ACM or one of its affiliates to pursue it, ACM will have the opportunity to execute the transaction.

        Servicing.    ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of approximately 1,342 loans with outstanding balances of $7.7 billion through its loan administration department in Buffalo, New York. ACM's loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM's data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

        Our Asset Management Operations.    Our asset management group is comprised of 26 employees. Prior to our formation, the asset management group successfully managed numerous transactions, including complex restructurings, refinancings and asset dispositions for ACM.

        Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

        Timely and accurate identification of an investment's operational and financial issues and each borrower's objectives is essential to implementing an executable loan workout and restructuring process, if required. Since existing property management may not have the requisite expertise to manage the workout process effectively, the asset management group determines the current operating and financial status of an asset or portfolio and performs a liquidity analysis of the property and ownership entity and then, if appropriate, identifies and evaluates alternatives in order to maximize the value of an investment.

        Our asset management group continues to provide its services to ACM on a limited basis pursuant to an asset management services agreement between ACM and us. The asset management services agreement will be effective throughout the term of our management agreement and during the origination period described in the management agreement. In the event the services provided by our asset management group, pursuant to this agreement, exceed more than 15% per quarter, the level anticipated by our board of directors, we will negotiate in good faith with our manager an adjustment to our manager's base management fee under the management agreement, to reduce the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group.

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

        Financing Policies.    We finance the acquisition of our structured finance investments primarily by borrowing against or "leveraging" our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity to assets ratio no less than 20% (including junior subordinated notes as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant by our manager. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.

        Our investments are financed primarily by collateralized debt obligations, our junior subordinate notes, and through loan repurchase agreements and other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue common stock, preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

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

        Interest Rate Risk Management Policy.    To the extent that it is consistent with our election to qualify as a REIT, we follow an interest rate risk management policy intended to mitigate the negative effects of major interest rate changes. We minimize our interest rate risk from borrowings by attempting to structure the key terms of our borrowings to generally correspond to the interest rate terms of our assets.

        We may enter into hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as ACM determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract, would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. ACM may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

        To date, we have entered into various interest rate swaps in connection with the issuance of floating rate secured notes, the issuance of variable rate junior subordinate notes and to hedge the interest risk on forecasted outstanding LIBOR based debt. The notional amount of each interest rate swap agreement and the related terms have been designed to protect our investment portfolio from interest rate risk and to match the payment and receipts of interest on the underlying debt instruments, where applicable.

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

        Conflicts of Interest Policies.    We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM currently has an approximate 19% voting interest in our common stock. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of ACM and beneficially owns approximately 91% of the outstanding membership interests of ACM. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, one of our directors, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Mr. Horn, our secretary and one of our directors, is the secretary of ACM. Each of Messrs. Kaufman, Martello, Bishar, Elenio and Horn, as well as Mr. Weber, our executive vice president of structured finance and Mr. Kilgore, our executive vice president of structured securitization are members of ACM's executive committee and own minority membership interests in ACM.

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

        Our board of directors has approved the operating policies and the strategies set forth above. Our board of directors has the power to modify or waive these policies and strategies, or amend our agreements with ACM, without the consent of our stockholders to the extent that the board of directors (including a majority of our independent directors) determines that such modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our manager or any affiliate of our manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board consists of independent directors or the requirement that our independent directors approve related party transactions without the approval of two thirds of the votes entitled to be cast by our stockholders.

Compliance with Federal, State and Local Environmental Laws

        Properties that we may acquire directly or indirectly through partnerships, and the properties underlying our structured finance investments and mortgage-related securities, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that acquires ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to properties we may acquire. We will endeavor to ensure that these properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

Competition

        Our net income depends, in large part, on our manager's ability to originate structured finance investments with spreads over our borrowing costs. In originating these investments, our manager competes with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, some of which may have greater financial resources and lower costs of capital available to them. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future. The existence of additional REITs may increase competition for the available supply of structured finance assets suitable for purchase by us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans, our origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although management believes that we are well positioned to continue to compete effectively in each facet of our business, there can be no assurance that we will do so or that we will not encounter further increased competition in the future that could limit our ability to compete effectively.

Employees

        We have 32 employees, including Messrs. Weber and Kilgore, Mr. Felletter, our senior vice president of asset management, Mr. Guziewicz, our chief credit officer, and a 26 person asset management group. Mr. Kaufman, our chief executive officer and Mr. Elenio, our chief financial officer are full time employees of ACM and are not directly compensated by us (other than pursuant to our equity incentive plans), however, a portion of their compensation is reimbursed by the management fee that we pay to ACM.

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

        Over the last several years, global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen. We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely continue to limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

        Commercial real estate has been particularly adversely affected by the prolonged economic downturn and liquidity crisis. These circumstances have materially impacted liquidity in the financial markets and have resulted in the scarcity of certain types of financing, and, in certain cases, making certain financing terms less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy in general.

Increases in loan loss reserves and other impairments are expected if economic conditions do not improve.

        A further decline in economic conditions could negatively impact the credit quality of our loans and investments portfolio. If we do not see a continued stabilization of the financial markets and such market conditions decline further, we will likely experience increases in loan loss reserves, potential defaults and other asset impairment charges.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

        We perform an evaluation of our loans on a quarterly basis to determine whether an impairment is necessary and adequate to absorb probable losses. The valuation process for our loans and investments portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the availability of commercial real estate credit is severely limited and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

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

        The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and dividends. Consequently, our common stock may trade at prices that are higher or lower than our book value per share of common stock. If our future earnings or dividends are less than expected, it is likely that the market price of our common stock will diminish.

Our stock could be at risk of being delisted by the New York Stock Exchange in the future which could have a materially adverse effects on our business

        In the event we record future losses, it is possible that the value of our common stock could decline. This possible reduction in stock price could have materially adverse effects on our business, including reducing our ability to use our common stock as compensation or to otherwise provide incentives to employees and by reducing our ability to generate capital through stock sales or otherwise use our stock as currency with third parties.

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

A declining portfolio could adversely affect the returns from our investments.

        Continued dislocations in the market will likely lead to a reduction in our loans and investments portfolio. If we do not have the opportunity to originate quality investments to replace the reductions in our portfolio, this reduction will likely result in reduced returns from our investments.

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

        Our future success depends, to a significant extent, upon the continued services of ACM as our manager and ACM's officers and employees. In particular, the mortgage lending experience of Mr. Kaufman and Mr. Weber and the extent and nature of the relationships they have developed with developers and owners of multi-family and commercial properties and other financial institutions are critical to the success of our business. We cannot assure their continued employment with ACM or service as our officers. The loss of services of one or more members of our or ACM's management team could harm our business and our prospects.

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

        As we acquire or originate investments for our balance sheet portfolio, whether as new additions or as replacements for maturing investments, there can be no assurance that we will be able to originate or acquire investments that produce rates of return comparable to returns on our previous or existing investments.

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

        Before investing in a company or making a loan to a borrower, we will assess the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We invest in junior participation loans which may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

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

        Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced over the past three years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property's net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

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

Real estate property acquisitions may fail to perform as expected.

        We may acquire new real estate properties through foreclosure proceedings or investment. Such newly acquired properties may not perform as expected and may subject us to unknown liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated.

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

        In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2014, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

        We believe that we conduct, and we intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Pursuant to Section 3(c) (5) (C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate" are exempted from regulation thereunder. The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff's position generally requires us to maintain at least 55% of our assets directly in "qualifying real estate interests." To constitute as a qualifying real estate interest under this 55% test, an interest in real estate must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, and ownership of equity interests in real property owners may not qualify for purposes of the 55% test depending on the type of entity. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. To the extent that we do not comply with the SEC staff's 55% test, another exemption or exclusion from registration as an investment company under the Investment Company Act or other interpretations under the Investment Company Act, we may be deemed to be an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

The recently enacted Dodd-Frank Act may place restrictions on our business.

        On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among other things, requires various federal agencies, including the Securities and Exchange Commission, to adopt a broad range of new rules and regulations. One such rule will require publicly traded companies to give shareholders a non-binding vote on executive compensation. Other rules would allow shareholders to nominate their own candidates to serve on the board of directors using proxy materials. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will potentially impact our business.

The impact of any future laws, as well as amendments to current laws, may place restrictions on our business.

        Additional legislation could impose additional financial obligations or restrictions with respect to our business. The continued difficult economic environment has placed an increased level of scrutiny on the financial services sector, which has already expedited, to some degree, the signing of the Dodd-Frank Act as noted above. While the Dodd-Frank Act does represent a comprehensive overhaul of the financial services industry, it is possible that additional legislation could be deemed necessary and signed into law. At this time, it is difficult to predict the exact nature of any future legislation and the extent to which such legislation, if any, will impact our business, financial condition, or results of operations.

Risks Related to Our Financing and Hedging Activities

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

        We generally finance our assets over the short and long-term through a variety of means, including repurchase agreements, term facilities, credit facilities, junior subordinated notes, CDOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past few years. If conditions continue to worsen, we cannot assure that these sources are feasible as a means of financing our assets, as there can be no assurance that any existing agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Credit facilities may contain restrictive covenants relating to our operations.

        Credit facilities may contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. Other restrictive covenants contained in credit facility agreements may include covenants that prohibit affecting a change in control, disposing of or encumbering assets being financed and restrictions from making material amendments to underwriting guidelines without approval of the lender. At December 31, 2010, we did not have financial covenants and restrictions related to our financing facilities. While we remain focused on actively managing our loans and investments portfolio, a continued weak environment will make maintaining compliance with future credit facilities' covenants more difficult. If we are not in compliance with any of these covenants, there can be no assurance that our lenders would waive or amend such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

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

        Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We typically obtain leverage through the issuance of collateralized debt obligations, or CDOs, term and revolving credit agreements, repurchase agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements and repurchase agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

The credit facilities and repurchase agreements that we may use to finance our investments may require us to provide additional collateral.

        We may use credit facilities and repurchase agreements to finance some of our investments in the future. If the market value of the loans pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these potential repurchase and credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, facility providers may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

        We attempt to structure our leverage such that we minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

        We attempt to structure our leverage such that we minimize the difference between the index of our investments and the index of our leverage—financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

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

        We utilize a significant amount of debt to finance our operations, which may compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of securitizations, including the issuance of CDOs, bank credit facilities, repurchase agreements, and other borrowings. The leverage we employ varies depending on our availability of funds, ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. In addition, we may acquire real estate property subject to debt obligations. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

        We may guarantee the performance of some of our obligations in the future, including but not limited to any repurchase agreements, derivative agreements, and unsecured indebtedness. Non-performance on such obligations may cause losses to us in excess of the capital we initially may invest/commit to under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

We may not be able to acquire suitable investments for a CDO issuance, or we may not be able to issue CDOs on attractive terms, or at all, which may require us to utilize more costly financing for our investments.

        We have financed, and, if the opportunities exist in the future, we may continue to finance certain of our investments through the issuance of CDOs. During the period that we are acquiring investments for eventual long-term financing through CDOs, we have typically financed these investments through repurchase and credit agreements. We use these agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a securitization, such as a CDO issuance. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the debt capital markets may make the issuance of CDOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CDO transaction due to substantial curtailment in demand for commercial real estate CDOs, such as currently exists. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

We may not be able to find suitable replacement investments for CDOs with reinvestment periods.

        Our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO governing documents and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO liabilities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

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

        Our current balance sheet investment program emphasizes loans with both "floating" interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in interest rates. Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. Depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges will be recorded on our Statement of Operations.

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

        In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

        Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Due to the continued volatility in the financial markets, the value of these contracts has declined substantially. As a result, as of December 31, 2010, we funded approximately $21.3 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity, the value of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

We are subject to certain counterparty risks related to our derivative contracts.

        We periodically hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. As a result of the continued global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with certain interest rate swap agreements could result in the loss of such collateral.

Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by ACM and Mr. Kaufman.

        Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 91% of the outstanding membership interests of ACM. ACM currently has 18.9% of the voting power of our outstanding stock. As a result of Mr. Kaufman's beneficial ownership of stock held by ACM as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman currently has 19.4% of the voting power of our outstanding stock. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter as amended generally does not permit ownership in excess of 7.0% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our board of directors.

        For the purpose of preserving our REIT qualification, our charter generally prohibits direct or constructive ownership by any person of more than 7.0% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 7.0% (by value) of our outstanding shares of capital stock. For purposes of this calculation, warrants held by such person will be deemed to have been exercised if such exercise would result in a violation. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our board of directors have approved resolutions under our charter allowing a more than 7% ownership interest for Ivan Kaufman and ACM, in relation to Mr. Kaufman's controlling equity interest, as well as C. Michael Kojaian, one of our independent directors.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our board of directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2013, 2011 and 2012, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Conflicts of Interest with Our Manager

We are dependent on our manager with whom we have conflicts of interest.

        We have only 32 employees, including Messrs. Weber, Kilgore, Felletter, Guziewicz, and are dependent upon our manager to provide services to us that are vital to our operations. ACM, our manager currently has approximately 18.9% of the voting power of the outstanding shares of our capital stock and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of ACM, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, one of our directors, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Mr. Horn, our secretary and one of our directors, is the secretary of ACM. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Horn, Weber and Kilgore are members of ACM's executive committee and all, including Mr. Felletter, own minority membership interests in ACM.

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

        We have entered into a management agreement with our manager under which our manager provides us with all of the services vital to our operations other than asset management and securitization services. Certain matters relating to our organization were not approved at arm's length and the terms of the contribution of assets to us may not be as favorable to us as if the contribution was with an unaffiliated third party.

        The results of our operations are dependent upon the availability of, and our manager's ability to identify and capitalize on, investment opportunities. Our manager's officers and employees are also responsible for providing the same services for ACM's portfolio of investments. As a result, they may not be able to devote sufficient time to the management of our business operations.

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

        Our manager has broad discretion, within the general investment criteria established by our board of directors, to allocate our capital and to determine the timing of investment of such capital. Such discretion could result in allocation of capital to assets where the investment returns are substantially below expectations or that result in net operating losses, which would materially and adversely affect our business, operations and results.

        The management compensation structure that we have agreed to with our manager may cause our manager to invest in high risk investments. Our manager is entitled to a base management fee, which is based on an agreed upon budget which represents the actual cost of managing the business. Our manager is also entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

Risk Related to Our Status as a REIT

If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

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

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations, the income of which would be subject to federal and state income tax. Under current federal tax law however, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 or 2010 may, at our election, be deferred to future periods.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

        Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. So long as 100% of the equity interests in a taxable mortgage pool are owned by an entity that qualifies as a REIT, including our subsidiary Arbor Realty SR, Inc., we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other tax benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities that are not subject to tax on unrelated business income, we could incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

        To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate investments to satisfy our obligations to future lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our stockholders.

        As a REIT, we are generally required to distribute at least 90% of our taxable income each year to our stockholders, though under the terms of our junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. In order to qualify for the tax benefits accorded to REITs, we intend to declare quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this report. In the event of future investment opportunities, a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends or make distributions to our stockholders. The timing and amount of dividends are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

        Among the factors that could adversely affect our results of operations and impair our ability to make distributions to our stockholders are:

  •
  use of funds and our ability to make profitable structured finance investments;

  •
  defaults in our asset portfolio or decreases in the value of our portfolio;

  •
  the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates; and

  •
  increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness.

        A change in any one of these factors could affect our ability to make distributions. If we are not able to comply with the restrictive covenants and financial ratios contained in future credit facilities, our ability to make distributions to our stockholders may also be impaired. We cannot assure you that we will be able to make distributions to our stockholders in the future or that the level of any distributions we make will increase over time.

We may need to borrow funds in order to satisfy our REIT distribution requirements, and a portion of our distributions may constitute a return of capital. Debt service on any borrowings for this purpose will reduce our cash available for distribution.

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

        From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations we could be required to borrow funds, issue stock or sell investments and our equity securities at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

        At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have a retroactive effect, and could adversely affect us or our stockholders. Legislation enacted in 2003 and extended in 2006 and again in 2010 generally reduced the federal income tax rate on most dividends paid by corporations to individual investors to a maximum of 15% (through 2012). REIT dividends, with limited exceptions, will not benefit from the rate reduction, because a REIT's income generally is not subject to corporate level taxes. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of our common stock.

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

        Shares of our stock that would otherwise be directly or indirectly acquired or held by a person in violation of the ownership limitations are, in general, automatically transferred to a trust for the benefit of a charitable beneficiary, and the purported owner's interest in such shares is void. In addition, any person who acquires shares in excess of these limits is obliged to immediately give written notice to us and provide us with any information we may request in order to determine the effect of the acquisition on our status as a REIT.

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

        Moreover, the current level of the ownership limit that applies to our stockholders, generally 7.0%, is such that in conjunction with exemptions that were granted to Mssrs. Kaufman and Kojaian by our board of directors, if individuals were to acquire stock in the maximum amounts thereby permitted, our ability to qualify as a REIT could be jeopardized. We believe that the actual ownership of our stock has complied with the REIT qualification requirements, and we expect to be able to maintain such compliance in the future. Nevertheless, no assurance can be given that future ownership of our stock will be such that we will be able to maintain our qualification as a REIT.

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

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the New York Stock Exchange under the symbol "ABR" since our initial public offering in April 2004. The following table sets forth for the indicated periods the high and low sales prices for our common stock, as reported on the New York Stock Exchange, and the dividends declared and paid with respect to such periods.

	High	Low	Dividends Declared
2009
First Quarter(1)	$3.50	$0.56	$—
Second Quarter(1)	$4.23	$0.69	$—
Third Quarter(1)	$3.60	$1.50	$—
Fourth Quarter(1)	$2.97	$1.65	$—
2010
First Quarter(2)	$3.41	$1.87	$—
Second Quarter(2)	$5.64	$3.12	$—
Third Quarter(2)	$6.29	$4.43	$—
Fourth Quarter(2)	$6.08	$4.89	$—

(1)
Our board of directors elected not to pay a common stock distribution for the calendar year ended December 31, 2009.

(2)
Our board of directors elected not to pay a common stock distribution for the calendar year ended December 31, 2010.

        We are organized and conduct our operations to qualify as a real estate investment trust, or a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our board of directors deems relevant.

        On March 1, 2011, the closing sale price for our common stock, as reported on the NYSE, was $6.94. As of March 1, 2011, there were 7,370 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

        Information regarding securities authorized for issuance under our equity compensation plans which are set forth under the caption "Equity Compensation Plan Information" of the 2011 Proxy Statement is incorporated herein by reference.

Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The five year period commences on December 31, 2005 and ends on December 31, 2010, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on January 1, 2006 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2010.

Arbor Realty Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Arbor Realty Trust, Inc.	100.00	127.98	76.20	16.79	11.33	33.93
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT All REIT Index	100.00	134.35	110.39	69.18	88.17	112.48

        In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Issuances of Unregistered Securities; Use of Proceeds from Registered Securities

        In connection with the amendment and restructuring of our term credit agreements, revolving credit agreement and working capital facility with Wachovia on July 23, 2009, we issued warrants that entitle Wachovia (now Wells Fargo) to purchase one million shares of our common stock at an average strike price of $4.00. The warrants were issued without registration in reliance on the exemption provided by Section 4(2) of the 1933 Act. Of such warrants, 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date.

        In June 2010, our registration statement to permit the resale of the shares underlying the one million warrants was declared effective by the SEC and we paid all of the expenses related to the registration. We are obligated to keep this registration statement effective for a period of up to two years.

        ACM has elected to receive 666,927 shares of common stock as incentive compensation earned under the management agreement for the year ended December 31, 2010 which will be subsequently remitted in 2011. The issuance of these 666,927 shares has not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

Issuer Purchases of Equity Securities

        On December 16, 2010, our manager, ACM, surrendered 701,197 shares of our common stock in payment of $3.6 million, or a 50% portion of a $7.3 million related party receivable due for partial payment by December 31, 2010. The related party receivable of $7.3 million resulted from our prepayment of a management fee in August 2008 that was not earned due to a net loss for the twelve month period ended December 31, 2009. In accordance with our management agreement amended in August 2009, at least 25% of the related party receivable was due to be repaid by December 31, 2010 and 50% of the total repayment could be in our common stock. This acquisition of our common stock was recorded as treasury stock and was not part of a publicly announced plan or program.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

        The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. Prior period amounts have been reclassified to conform to current period presentation. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

	Year ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data
Interest income	$95,487,325	$117,262,129	$204,135,097	$273,984,357	$172,833,401
Interest expense	62,979,036	80,102,075	108,656,702	147,710,194	92,693,419
Net interest income	32,508,289	37,160,054	95,478,395	126,274,163	80,139,982
Total other revenue	3,634,183	1,467,557	82,329	39,503	867,157
Other-than-temporary impairment	7,004,800	10,260,555	17,573,980	—	—
Provision for loan losses (net of recoveries)	82,811,753	241,328,039	132,000,000	2,500,000	—
Loss on restructured loans	7,214,481	57,579,561	—	—	—
Management fee—related party	26,365,448	15,136,170	3,539,854	25,004,975	12,831,791
Other expenses	19,152,749	21,885,023	16,307,371	14,974,230	11,291,352
Gain on exchange of profits interest	—	55,988,411	—	—	—
Gain on extinguishment of debt	229,321,130	54,080,118	—	—	—
Loss on sale of securities, net	(6,989,583)	—	—	—	—
Loss on termination of swaps	—	(8,729,408)	—	—	—
(Loss) income from equity affiliates	(1,259,767)	(438,507)	(2,347,296)	34,573,594	4,784,292
Provision for income taxes	2,560,000	—	—	16,885,000	150,000
Income (loss) from continuing operations	112,105,021	(206,661,123)	(76,207,777)	16,989,177	11,104,481
Income (loss) from discontinued operations	1,020,933	(5,297,178)	(582,294)	—	—
Net income (loss)	113,125,954	(211,958,301)	(76,790,071)	101,523,055	61,518,288
Net income attributable to noncontrolling interest	215,743	18,672,855	4,439,773	16,989,177	11,104,481
Net income (loss) attributable to Arbor Realty Trust, Inc	112,910,211	(230,631,156)	(81,229,844)	84,533,878	50,413,807
Income (loss) from continuing operations per share, basic	4.40	(8.90)	(3.52)	4.44	2.94
Income (loss) from discontinued operations per share, basic	0.04	(0.21)	(0.02)	—	—
Income (loss) per share, basic	4.44	(9.11)	(3.54)	4.44	2.94
Income (loss) from continuing operations per share, diluted	4.35	(8.90)	(3.52)	4.44	2.93
Income (loss) from discontinued operations per share, diluted	0.04	(0.21)	(0.02)	—	—
Income (loss) per share, diluted(1)	4.39	(9.11)	(3.54)	4.44	2.93
Dividends declared per common share(2)(3)(4)(5)(6)	—	—	2.10	2.46	2.57

	At December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data
Loans and investments, net	$1,414,225,388	$1,700,774,288	$2,181,683,619	$2,592,093,930	$1,993,525,064
Related party loans, net	—	—	—	—	7,752,038
Total assets	1,731,207,928	2,060,774,772	2,579,236,489	2,901,493,534	2,204,345,211
Repurchase agreements	990,997	2,657,332	60,727,789	244,937,929	395,847,359
Collateralized debt obligations	1,070,852,555	1,100,515,185	1,152,289,000	1,151,009,000	1,091,529,000
Junior subordinated notes to subsidiary trust issuing preferred securities	157,806,238	259,487,421	276,055,000	276,055,000	222,962,000
Notes payable	51,457,708	375,219,206	518,435,437	596,160,338	94,574,240
Note payable—related party	—	—	4,200,000	—	—
Mortgage note payable—real estate owned	20,750,000	—	—	—	—
Mortgage note payable—held-for-sale	41,440,000	41,440,000	41,440,000	—	—
Total liabilities	1,524,792,685	1,962,140,802	2,298,241,821	2,433,376,191	1,842,765,882
Total Arbor Realty Trust, Inc. stockholders' equity	204,415,381	96,693,606	281,005,649	395,263,085	296,111,077
Noncontrolling interest in operating partnership units	—	—	—	72,854,258	65,468,252
Noncontrolling interest in consolidated entity	1,999,862	1,940,364	(10,981)	—	—
Total equity	206,415,243	98,633,970	280,994,668	468,117,343	361,579,329

	Year ended December 31,
	2010	2009	2008	2007	2006
Other Data
Total loan originations	$24,749,342	$3,000,000	$290,565,879	$2,007,838,793	$1,458,153,387

(1)
In 2009, the Company issued one million warrants as part of a debt restructuring which were anti-dilutive for the year ended December 31, 2009 and had a dilutive effect for the year ended December 31, 2010.

(2)
Our board of directors elected not to pay a common stock distribution for the calendar year ended December 31, 2009.

(3)
Our board of directors elected not to pay a common stock distribution for the calendar year ended December 31, 2010.

(4)
In January 2009, we elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008 and we believe the dividends paid fully satisfy our 2008 REIT distribution requirements.

(5)
On January 25, 2008, our board of directors authorized and we declared a distribution to our stockholders of $0.62 per share of common stock, payable with respect to the quarter ended December 31, 2007, to stockholders of record at the close of business on February 15, 2008. We made this distribution on February 26, 2008.

(6)
On January 25, 2007, our board of directors authorized and we declared a distribution to our stockholders of $0.60 per share of common stock, payable with respect to the quarter ended December 31, 2006, to stockholders of record at the close of business on February 5, 2007. We made this distribution on February 20, 2007.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the sections of this report entitled "Risk Factors", "Forward-Looking Statements", and "Selected Consolidated Financial Information of Arbor Realty Trust, Inc. and Subsidiaries" and the historical consolidated financial statements of Arbor Realty Trust, Inc. and Subsidiaries, including related notes, included elsewhere in this report.

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

        Our operating performance is primarily driven by the following factors:

  •
  Net interest income earned on our investments—Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings. If the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings. However, if the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings. Net interest income is also directly impacted by the size and performance of our asset portfolio. See "Current Market Conditions, Risks and Recent Trends" below for risks and trends of our net interest income.

  •
  Credit quality of our assets—Effective asset and portfolio management is essential to maximize the performance and value of a real estate/mortgage investment. Maintaining the credit quality of our loans and investments is of critical importance. Loans that do not perform in accordance with their terms may have a negative impact on earnings and liquidity.

  •
  Cost control—We seek to minimize our operating costs, which consist primarily of employee compensation and related costs, management fees and other general and administrative expenses. If there are increases in foreclosures and non-performing loans and investments, certain of these expenses, particularly employee compensation expenses and asset management related expenses, may increase.

        We are organized and conduct our operations to qualify as a real estate investment trust ("REIT") and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT—taxable income which is distributed to its stockholders provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. Additionally, under the terms of our junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions realized in 2009 or 2010 may, at our election, be deferred to future periods. For the year ended December 31, 2010, we recorded $0.9 million of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions. For the years ended

December 31, 2010, 2009 and 2008, we did not record a current provision for income taxes related to the assets that are held in taxable REIT subsidiaries.

Current Market Conditions, Risks and Recent Trends

        Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen. Commercial real estate has been particularly adversely affected by this prolonged economic downturn and liquidity crisis. If this continues, the commercial real estate sector will likely experience additional losses, challenges in complying with the terms of financing agreements, decreased net interest spreads, and additional difficulties in raising capital and obtaining investment financing with attractive terms or at all.

        These circumstances have materially impacted liquidity in the financial markets and have resulted in the scarcity of certain types of financing, and, in certain cases, making terms for certain financings less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain future financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy in general.

        This environment has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. Continued declining real estate values may continue to limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy deteriorates further. Continued declining real estate values may also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. During fiscal year 2010, we recorded $100.9 million of new provisions for loan losses, due to declining collateral values, $15.2 million in cash recoveries related to three loans which were previously fully reserved, as well as $2.9 million of recoveries related to two loans in which the underlying properties were sold and we provided financing to the new operators, and $7.2 million of losses on restructured loans. During fiscal year 2009, we recorded $241.3 million of new provisions for loan losses and $57.6 million of losses on restructured loans. During fiscal year 2008, we recorded $132.0 million of provisions for loan losses and no loss on restructured loans. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing. These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which will result in reduced net interest margins and additional losses throughout our sector.

        Commercial real estate financing companies have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, based on available liquidity and market opportunities, we have from time to time repurchased our debt at discounts. We also entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo, National Association ("Wachovia") to retire our then outstanding debt of $335.6 million for $176.2 million. On June 30, 2010, we closed on our debt retirement agreement with Wachovia and recorded a net gain on extinguishment of debt of $157.5 million. As part of this transaction, we had entered into a term credit facility for $26.0 million at a different financial institution at June 2010, which was subsequently repaid in October 2010. In February 2010, we retired $114.1 million of our junior subordinated notes in exchange for the re-issuance of certain of our own collateralized debt obligation ("CDO") bonds, as well as other assets. During 2010, we repurchased several of our own CDO bonds for gains and also sold a majority of our CDO bond and commercial mortgage-backed securities ("CMBS") investments for a net loss. We will continue to remain focused on executing these strategies when appropriate and where available if this significant economic downturn persists.

        Refer to Item 1A "Risk Factors" above and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" below for additional risk factors.

Sources of Operating Revenues

        We derive our operating revenues primarily from interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 95%, 95% and 97% of our total revenues in 2010, 2009 and 2008, respectively.

        Interest income may also be derived from profits on equity participation interests. No such income was recognized in 2010 and 2009. In 2008 interest income from participation interests represented approximately 1% of total revenues.

        We also derive interest income from our investments in commercial real estate CDO bond securities and CMBS investments. Interest on these investments represented approximately 1%, 4% and 2% of our total revenues in 2010, 2009 and 2008, respectively.

        Property operating income is derived from our real estate owned assets. In 2010 and 2009, property operating income represented approximately 3% and 1% of our total revenue, respectively. No such income was recognized in 2008.

        Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented approximately 1% of our total revenues in 2010, 2009 and 2008.

Loss or Income from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate

        We derive loss or income from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties on equity method investments and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statements of Operations as loss or income from equity affiliates. In 2010, 2009 and 2008, loss from equity affiliates totaled $1.2 million, $0.4 million and $2.3 million, respectively.

        We also may derive gains or losses from the sale of loans and real estate. We may acquire real estate by foreclosure or deed in lieu of foreclosure related to our loans or for investment in order to stabilize the property and dispose of it for a future anticipated return. We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes to divest certain assets from its portfolio. In 2010, we sold a real estate held-for-sale property acquired by a foreclosure sale to a third party for net proceeds of approximately $6.8 million and recorded a gain of $1.3 million. No such gain or loss was recorded in 2009 or 2008.

Significant Accounting Estimates and Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™, the authoritative reference for accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report and require the application of significant judgment by management and, as a result, are subject to a degree of uncertainty.

Loans, Investments and Securities

        At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading depending on our ability and intent to hold it to maturity. We do not have any securities designated as trading or held-to-maturity as of December 31, 2010. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments that are held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

        We also assess certain of our securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary and, accordingly, should be written down to their fair value against earnings. On a quarterly basis, we review these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions and is not necessarily intended to indicate a permanent decline in value. We calculate a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for loan losses when such loan or investment is deemed to be impaired. We invest in preferred equity interests that, in some cases, allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

        From time to time we may enter into an agreement to sell a loan. These loans are considered held-for-sale and are valued at the lower of the loan's carrying amount or fair value less costs to sell. For the sale of loans, recognition occurs when ownership passes to the buyer.

Impaired Loans, Allowance for Loan Losses and Loss on Restructured Loans

        Loans are considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We evaluate each loan in our portfolio on a quarterly basis. Our loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure our loans and investments have in relation to the underlying collateral. We evaluate all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. Included in the evaluation of the capitalization and market discount rates, we consider not only assumptions specific to collateral but also geographical and industry trends that could impact the collateral's value.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. We had a $205.5 million allowance for loan losses at December 31, 2010 related to 30 loans in our portfolio with an aggregate carrying value of approximately $530.6 million, before loan loss reserves. During the year ended December 31, 2010, we received $15.2 million in cash recoveries related to three loans which were previously fully reserved. In addition, we recorded $2.9 million of recoveries related to two loans in which the underlying properties were sold and we provided financing to the new operators. These recoveries were recorded in provision for loan losses on the Statement of Operations. At December 31, 2009, we had a $326.3 million allowance for loan losses related to 31 loans in our portfolio with an aggregate carrying value of approximately $693.7 million, before loan loss reserves.

        Loss on restructured loans are created when we grant a concession to a borrower in the form of principal forgiveness related to a payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record the investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a charge to the Statement of Operations in the period in which the loan is restructured. During the years ended December 31, 2010 and 2009, we recorded loss on restructured loans of $7.2 million and $57.6 million, respectively. No loss on restructured loans was recorded during the year ended December 31, 2008.

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

        We allocate the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases, intangibles for the value of the above or below market leases at fair value and to any other identified intangible assets or liabilities. We finalize the purchase price allocation on these assets within one year of the acquisition date. We amortize the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

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

        Our properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. We recognize impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets. Measurement of impairment is based upon the estimated fair value of the assets. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.

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

        We recognize sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized upon closing using the full accrual method when the collectability of the sale price is reasonably assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.

Revenue Recognition

        Interest Income.    Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or "interest" method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management a full recovery of all contractual principal is not probable. Income recognition is resumed when the loan becomes contractually current and performance is resumed. We do record interest income on certain impaired loans, in which a loan loss reserve has been recorded, as the borrower continue to make interest payments. We recorded loan loss reserves related to these loans as it was deemed that full recovery of principal is not probable. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt. During the fourth quarter of 2010 we suspended the recording of the accrual rate of interest on loans collateralized by a development project, and as a result, at December 31, 2010 we had no such loans in our portfolio that were currently accruing such interest. Therefore, interest income is recorded on all of our loans and investments only to the extent that the current pay rate is received. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the year ended December 31, 2010 or 2009, as compared to $1.0 million of interest on such loans and investments for the year ended December 31, 2008.

        Property operating income.    Property operating income represents income associated with the operation of commercial real estate properties recorded as real estate owned. We recognize revenue for these activities when the fees are fixed or determinable, or evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the years ended December 31, 2010 and 2009, we recorded approximately $2.6 million and $0.7 million, respectively, of property operating income relating to real estate owned. As of December 31, 2010, we had two real estate owned properties and at December 31, 2009 we had one real estate owned property. This was due to a real estate investment that was acquired by deed-in-lieu of foreclosure in April 2010 and a real estate investment reclassified from real estate owned to real estate held-for-sale at September 30, 2010 which resulted in a reclassification from property operating income into discontinued operations for the current and all prior periods and was subsequently sold in October, 2010. Another real estate investment was reclassified from real estate owned to real estate held-for-sale at September 30, 2009 which resulted in the reclassification of all of the revenues from these properties from property operating income into discontinued operations for the current and all prior periods. We did not have property operating income in 2008 due to the subsequent reclassification of an asset to discontinued

operations. For more details see Note 7 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

Stock-Based Compensation

        We have granted certain of our employees, independent directors, and employees of ACM, restricted stock awards consisting of shares of our common stock that vest annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees. Such amounts are expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on the restricted shares as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our Consolidated Statement of Operations under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions realized in 2009 or 2010 may, at our election, be deferred to future periods.

        Current accounting guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides clarity on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Variable Interest Entities

        We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in our determination that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in debt securities were potential VIEs or variable interests in VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses.

        We consolidate our three CDO subsidiaries, which qualify as VIEs, of which we are the primary beneficiary. These CDOs invest in real estate and real estate-related securities and are financed by the issuance of CDO debt securities. We, or one our affiliates, is named collateral manager, servicer, and special servicer for all CDO collateral assets which we believes gives us the power to direct the most significant economic activities of the entity. We also have exposure to CDO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CDO bond investors. As a result of consolidation, equity interests in these CDOs have been eliminated, and the Consolidated Balance Sheet reflects both the assets held and debt issued by the CDOs to third parties. Our operating results and cash flows include the gross amounts related to CDO assets and liabilities as opposed to our net economic interests in the CDO entities.

        As of December 31, 2010, we have identified 40 loans and investments which were made to entities determined to be VIEs with an aggregate carrying amount of $773.7 million. These VIE entities had exposure to real estate debt of approximately $4.4 billion at December 31, 2010. For the 40 VIEs identified, we have determined that we are not the primary beneficiaries and as such the VIEs should not be consolidated in our financial statements. For all other investments, we have determined they are not VIEs or variable interests in VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate. A summary of our identified VIEs or variable interests in VIEs is presented in Note 10 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

Derivatives and Hedging Activities

        The carrying values of interest rate swaps and the underlying hedged liabilities are reflected at their fair value. Changes in the fair value of these derivatives are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Derivatives that do not qualify for cash flow hedge accounting treatment are adjusted to fair value through earnings.

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

        During the year ended December 31, 2010, we entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million and one LIBOR Cap with a notional value of approximately $7.0 million that does not qualify as a cash flow hedge. In addition, the notional values on one basis swap and two interest rate swaps had net amortization of approximately $48.1 million and six interest rate swaps matured with a combined notional of approximately $34.9 million. During the year ended December 31, 2009, we entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap of approximately six years, and we terminated seven interest rate swaps related to our restructured trust preferred securities, with a combined notional value of $185.0 million, for a loss of $8.7 million recorded to loss on termination of swaps on our Consolidated Statement of Operations. Refer to the section titled "Liquidity and Capital Resources—Junior Subordinated Notes" below. During the year ended December 31, 2009, we also terminated an interest rate swap with a notional value of approximately $33.1 million and a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. Additionally, one basis swap with a notional amount of $37.2 million matured and the notional values of one basis swap and one interest rate swap were amortized down by approximately $221.7 million. The remaining losses on termination will be amortized to interest expense over the original life of the hedging instruments. The fair value of our qualifying hedge portfolio has decreased by approximately $3.4 million from December 31, 2009 as a result of the terminated and matured swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.

        Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see "Interest Rate Risk" in "Quantitative and Qualitative Disclosures About Market Risk", set forth in Item 7A hereof.

Fair Value Measurements

        Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

        Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

  •
  Level 1—Inputs are unadjusted and quoted prices exist in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

  •
  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability. Fair valued assets and liabilities that are generally included in this category are non-government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

  •
  Level 3—Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.

        Determining which category an asset or liability falls within the hierarchy requires significant judgment and we evaluate our hierarchy disclosures each quarter.

        At December 31, 2010, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. Fair values of our derivative financial instruments are approximated on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheet. We incorporate credit valuation adjustments in the fair values of our derivative financial instruments to reflect counterparty nonperformance risk. In addition, the fair value of our available-for-sale securities are approximated on current market quotes received from financial sources that trade such securities. The fair values of certain CMBS securities that are impaired are estimated by us using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

        At December 31, 2010, we measured certain financial assets and financial liabilities at fair value on a nonrecurring basis, including loans. Loans held for investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

Recently Issued Accounting Pronouncements

        In December 2010, the FASB issued update guidance on business combinations, which specifies that pro forma information is to be presented as if the business combination occurred at the beginning of the prior year. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The guidance is effective for business combinations in fiscal years beginning on or after December 15, 2010 and we do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which requires a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance is effective for the fourth quarter of 2010, except for the information related to loans modified in a trouble debt restructuring which was postponed by the FASB to the second quarter of 2011. As the guidance only amends existing disclosure requirements, its adoption resulted in additional disclosures and did not have a material effect on our Consolidated Financial Statements.

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

Changes in Financial Condition

        Our loan and investment portfolio balance, including our available-for-sale and held-to-maturity securities, at December 31, 2010 was $1.4 billion, with a weighted average current interest pay rate of 4.44% compared to $1.8 billion, with a weighted average current interest pay rate of 4.95% at December 31, 2009. At December 31, 2010, advances on our financing facilities totaled $1.3 billion, with a weighted average funding cost of 3.55% as compared to $1.8 billion, with a weighted average funding cost of 3.88% at December 31, 2009.

        In 2010, we purchased two CMBS investments at a price of $6.6 million, originated four loans totaling $20.7 million as well as another loan totaling $5.5 million, $4.0 million of which was initially funded, made a $2.1 million equity investment in the same entity, as well as received full satisfaction of 19 loans totaling $383.5 million, which included $179.1 million of charge-offs against loan loss reserves and $3.4 million of losses on restructuring. We also received partial repayment on 11 loans totaling $39.2 million, which included $15.8 million of charge-offs against loan loss reserves and $3.8 million of losses on restructuring. We also refinanced and/or modified 24 loans totaling $334.7 million and 20 loans totaling approximately $546.9 million were extended during the year, of which 9 loans totaling approximately $235.8 million were in accordance with the extension options of the corresponding loan agreement.

        Since December 31, 2010, we have originated one new loan for $2.0 million. We also acquired a portfolio of hotel assets securing an $85.0 million loan which were transferred to us by the owner, a creditor trust. The portfolio was secured by one of our loans and will be recorded as real estate owned at fair value in the first quarter of 2011.

        Cash and cash equivalents increased $36.5 million, or 57%, to $101.1 million at December 31, 2010 compared to $64.6 million at December 31, 2009. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The increase was primarily due to payoffs and partial paydowns received from our loans as well as the transfer of loans into our CDOs, partially offset by cash used for closing on our discounted payoff agreement with Wachovia, purchasing our own CDO bonds, posting additional collateral to our swaps, and exchanging and retiring a portion of our junior subordinated notes.

        Restricted cash decreased $6.8 million, or 25%, to $21.1 million at December 31, 2010 compared to $27.9 million at December 31, 2009. Restricted cash is kept on deposit with the trustees of our CDOs, and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs, as well as the sale of investment securities owned by the CDOs and unfunded loan commitments. The decrease was primarily due to transfer of loans into the CDOs, net of the sale of CDO bond and CMBS investments held in two CDOs and loan payoffs.

        Securities available-for-sale increased $2.8 million, to $3.3 million at December 31, 2010 compared to $0.5 million at December 31, 2009. The increase was primarily due to the purchase of a CMBS collateralized by a portfolio of hotel properties for $2.1 million in the fourth quarter of 2010. Also, in March 2010 we sold two investment grade CMBS investments with a combined amortized cost of $11.1 million for approximately $14.4 million. Accordingly, because this was considered a change of intent to hold the securities, we reclassified all of our held-to-maturity securities to available-for-sale with a net unrealized loss of $18.6 million recorded to accumulated other comprehensive loss in the first quarter of 2010, which was later realized in the second quarter of 2010. We also had purchased one investment grade CMBS investment with a face value of $4.5 million during the first quarter of 2010. In June 2010, we sold three CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, and two investment grade CMBS investments, with an aggregate face value of $6.5 million and an amortized cost of $6.3 million, for $6.5 million, and recorded a net realized loss on sale of securities of $10.3 million in our Consolidated Statement of Operations. In February 2010, we also exchanged two CDO bonds with a total face value of $25.0 million and fair value of $0.4 million in retiring our own junior subordinated notes, which were reclassified from held-to-maturity to available-for-sale in December 2009. An other-than-temporary impairment of $9.8 million was recognized upon the reclassification from held-to-maturity to available-for-sale during the fourth quarter of 2009. GAAP accounting standards require that all securities are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. During the second quarter of 2010, the change in fair value of our remaining CDO bond security of $7.0 million as well as a loss in the fair market value of our equity securities of less than $0.1 million, were considered other-than-temporary impairments and were recorded as impairment charges to the Consolidated Statement of Operations. In addition, an unrealized gain as of December 31, 2010 of $0.1 million related to the equity securities was recorded in accumulated other comprehensive income in the Consolidated Balance sheet. See Notes 4 and 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Securities held-to-maturity decreased $60.6 million to $0 at December 31, 2010 compared to $60.6 million at December 31, 2009. In March 2010, we sold two investment grade CMBS investments with a combined amortized cost of $11.1 million for $14.4 million. Accordingly, because this was considered a change of intent to hold the securities, we reclassified all of our held-to-maturity securities to available-for-sale in the first quarter of 2010. See Notes 4 and 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Real estate owned increased $14.6 million to $22.8 million at December 31, 2010 compared to $8.2 million at December 31, 2009. In the second quarter of 2010, we acquired a property secured by our $5.6 million junior participating loan by deed-in-lieu of foreclosure and as a result, we recorded $20.8 million as real estate owned, at fair value, on our Consolidated Balance Sheet and assumed the $20.8 million senior interest in a first mortgage loan. In the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $5.5 million and property operating income and expense for current and prior periods were reclassified to discontinued operations. We sold the property to the third party and received net proceeds of approximately $6.8 million in the fourth quarter of 2010 and recorded a gain on sale of real estate held-for-sale of $1.3 million to income from discontinued operations in our Consolidated Statement of Operations. See Note 7 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Due from related party decreased $14.9 million, or 98%, to $0.3 million at December 31, 2010 compared to $15.2 million at December 31, 2009. The decrease was primarily due to $7.0 million of loan proceeds and $0.9 million of escrows held by our manager, ACM, at December 31, 2009, as compared to $0.3 million of escrows held by ACM at December 31, 2010. Also, on December 16, 2010, ACM surrendered 701,197 shares of our common stock in payment of $3.6 million, or a 50% portion of a $7.3 million related party receivable, which was the result of a prepayment of a management fee in 2008 that was subsequently not incurred. The remaining $3.6 million related party receivable was offset against the 2010 incentive management fee as of December 31, 2010, as discussed below in due to related party. See "Contractual Commitments—Management Agreement" below for further details.

        Other assets decreased approximately $15.6 million, or 27% to $42.0 million at December 31, 2010 compared to $57.5 million at December 31, 2009. The decrease was primarily due to a $10.9 million decrease in deferred financing fees related to the exchange and retirement of a portion of our junior subordinated notes and the discounted payoff of our Wachovia facilities, which includes amortization of the remaining deferred financing fees, a $4.5 million decrease in interest receivable and exit fees receivable as a result of non-performing loans, loan repayments and paydowns, lower rates on refinanced and modified loans and the determination that fees were not collectable, a $2.0 million decrease in prepaid expenses, and a $0.7 million decrease in the fair value of our non-qualifying CDO basis swaps, net of a $2.4 million increase due to the effect of LIBOR rates on a portion of our interest rate swaps. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further information relating to our derivatives.

        Junior subordinated notes to subsidiary trust issuing preferred securities decreased $101.7 million, or 39% to $157.8 million at December 31, 2010 compared to $259.5 million at December 31, 2009 due to the retirement of a portion of our junior subordinated notes in the first quarter of 2010. See "Liquidity and Capital Resources—Junior Subordinated Notes" below for further details.

        Notes payable decreased $323.8 million, or 86% to $51.5 million at December 31, 2010 compared to $375.2 million at December 31, 2009 due to a decrease of $318.8 million as a result of the closing of the discounted payoff agreement with Wachovia in the second quarter of 2010 as well as the repayment of two junior loan participations with a total balance of $5.0 million in the fourth quarter of 2010. See "Liquidity and Capital Resources—Notes Payable" below for further details.

        Due to related party increased $15.4 million to $17.4 million at December 31, 2010 and consisted of an incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, net of a $3.6 million related party receivable resulting from the prepayment of a management fee in 2008 as discussed above in due from related party, and base management fees of $2.3 million due to ACM. The balance of $17.4 million will be remitted by us in 2011. See "Contractual Commitments—Management Agreement" below for further details. At December 31, 2009, due to related party was $2.0 million and consisted of base management fees due to ACM, which were remitted by us in the first quarter of 2010.

        Other liabilities decreased $12.6 million, or 13%, to $84.4 million at December 31, 2010 compared to $97.0 million at December 31, 2009. The decrease was primarily due to the application of a $20.5 million deposit that was received from a third party towards the third party's purchase of one of our bridge loans and a $2.3 million decrease due to the reversal of a liability upon the discounted payoff of our Wachovia facilities in the second quarter of 2010, net of a $2.6 million increase in accrued interest payable primarily due to the decrease in value of our interest rate swaps and the timing of reset dates, the receipt of $4.1 million in reserves on a loan, $2.0 million of accrued interest relating to the effective yield on restructured trust preferred securities, $1.1 million payable to a lender as a result of a loan modification and a $0.4 million increase in accrued expenses.

        On April 1, 2010, we issued an aggregate of 90,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the "Plan") to the independent members of the board of directors. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and we recorded $0.3 million of selling and administrative expense to our Consolidated Statement of Operations.

        In February 2010, we re-issued our own CDO bonds that we had acquired throughout 2009 with an aggregate face amount of $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes, and recorded a $26.3 million gain on extinguishment of debt in our 2010 Consolidated Statements of Operations. See "Liquidity and Capital Resources—Junior Subordinated Notes" below for further details. During the twelve months ended December 31, 2010, we also purchased, at a discount, approximately $67.7 million of investment grade rated notes originally issued by our CDO I, CDO II and CDO III issuing entities for an aggregate price of $22.8 million. The notes were purchased from third party investors, except for a $15.0 million note which was purchased from our manager, ACM, for a price of approximately $6.2 million. In 2010, ACM purchased this note from a third party investor for approximately $6.2 million. We recorded a net gain on extinguishment of debt of $44.8 million from these transactions in our 2010 Consolidated Statement of Operations.

Comparison of Results of Operations for Year Ended 2010 and 2009

        The following table sets forth our results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
Interest income	$95,487,325	$117,262,129	$(21,774,804)	(19)%
Interest expense	62,979,036	80,102,075	(17,123,039)	(21)%

Net interest income	32,508,289	37,160,054	(4,651,765)	(13)%

Other revenue:
Property operating income	2,564,729	657,749	1,906,980	nm
Other income	1,069,454	809,808	259,646	32%

Total other revenue	3,634,183	1,467,557	2,166,626	148%

Other expenses:
Employee compensation and benefits	8,059,364	10,154,276	(2,094,912)	(21)%
Selling and administrative	6,996,190	10,505,013	(3,508,823)	(33)%
Property operating expenses	3,536,922	1,183,533	2,353,389	199%
Depreciation and amortization	560,273	42,201	518,072	nm
Other-than-temporary impairment	7,004,800	10,260,555	(3,255,755)	(32)%
Provision for loan losses (net of recoveries)	82,811,753	241,328,039	(158,516,286)	(66)%
Loss on restructured loans	7,214,481	57,579,561	(50,365,080)	(87)%
Management fee—related party	26,365,448	15,136,170	11,229,278	74%

Total other expenses	142,549,231	346,189,348	(203,640,117)	(59)%

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on sale of securities, net, loss on termination of swaps and loss from equity affiliates	(106,406,759)	(307,561,737)	201,154,978	(65)%
Gain on exchange of profits interest	—	55,988,411	(55,988,411)	(100)%
Gain on extinguishment of debt	229,321,130	54,080,118	175,241,012	nm
Loss on sale of securities, net	(6,989,583)	—	(6,989,583)	nm
Loss on termination of swaps	—	(8,729,408)	8,729,408	(100)%
Loss from equity affiliates	(1,259,767)	(438,507)	(821,260)	187%

Income (loss) before provision for income taxes	114,665,021	(206,661,123)	321,326,144	nm
Provision for income taxes	(2,560,000)	—	(2,560,000)	nm

Income (loss) from continuing operations	112,105,021	(206,661,123)	318,766,144	nm

Loss on impairment of real estate held-for-sale	—	(4,898,295)	4,898,295	(100)%
Gain on sale of real estate held-for-sale	1,331,436	—	1,331,436	nm
Loss on operations of real estate held-for-sale	(310,503)	(398,883)	88,380	(22)%

Income (loss) from discontinued operations	1,020,933	(5,297,178)	6,318,111	nm

Net income (loss)	113,125,954	(211,958,301)	325,084,255	nm
Net income attributable to noncontrolling interest	215,743	18,672,855	(18,457,112)	(99)%

Net income (loss) attributable to Arbor Realty Trust, Inc	$112,910,211	$(230,631,156)	$343,541,367	nm

nm—not meaningful

Net Interest Income

        Interest income decreased $21.8 million, or 19%, to $95.5 million in 2010 from $117.3 million in 2009. This decrease was primarily due to a 17% decrease in average loans and investments from $2.3 billion for 2009 to $1.9 billion for 2010 due to payoffs, paydowns and modifications, as well as a 2% decrease in the average yield on assets from 5.08% in 2009 to 4.98% in 2010. This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, the suspension of accrued interest on certain of our loans and lower rates on refinanced and modified loans. Interest income from cash equivalents increased $0.1 million to $0.8 million in 2010 compared to $0.7 million in 2009 as a result of an increase in average cash balances, net of a decrease in interest rates from 2009 to 2010.

        Interest expense decreased $17.1 million, or 21%, to $63.0 million in 2010 from $80.1 million in 2009. The decrease was primarily due to a 20% decrease in the average balance of our debt facilities from $1.9 billion for 2009 to $1.5 billion for 2010. The decrease in average balance was related to decreased leverage on our portfolio due to the repayment of certain debt resulting from the retirement of our debt at a discount with Wachovia on June 30, 2010 as well as loan payoffs and paydowns, along with the transfer of assets into our CDO vehicles. The decrease was also due to a 1% decrease in the average cost of these borrowings from 4.27% for 2009 to 4.22% for 2010 due to a $4.5 million increase in the market value of certain interest rate swaps deemed ineffective for hedge accounting purposes, which is recorded as a reduction of interest expense, and a decrease in average LIBOR, partially offset by an increase in interest rates resulting from the restructuring of our term and working capital facilities with Wachovia in the third quarter of 2009. See "Liquidity and Capital Resources—Notes Payable" below for further details.

Other Revenue

        Property operating income increased $1.9 million to $2.6 million in 2010 from $0.7 million in 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned as of December 31, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, respectively, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented. Property operating income of $0.7 million in 2009 represents operating income associated with the operation of one commercial real estate property recorded as real estate owned.

        Other income increased $0.3 million, or 32%, to $1.1 million in 2010 from $0.8 million in 2009. This is primarily due to fees received in 2010 related to a loan that was classified as held-for-sale and was sold during the second quarter of 2010.

Other Expenses

        Employee compensation and benefits expense decreased $2.1 million, or 21%, to $8.1 million in 2010 from $10.2 million in 2009. This decrease was primarily due to stock-based compensation expense and the accelerated vesting of all remaining shares of restricted stock granted to our employees in the second quarter of 2009. No stock-based compensation expense for employees was recorded in 2010. Employee compensation and benefits expense represents salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.

        Selling and administrative expense decreased $3.5 million, or 33%, to $7.0 million in 2010 from $10.5 million in 2009. This decrease was primarily due to lower legal costs associated with the foreclosure process on certain of our loans. The decrease was also due to grants of fully vested restricted stock awards to our independent directors in the second quarter of 2010 as compared to grants of restricted stock awards to all of our directors and certain employees of our manager and the acceleration of all previously unvested restricted stock in the second quarter of 2009. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director's fees, licensing fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager.

        Property operating expenses increased $2.4 million to $3.5 million in 2010 from $1.2 million in 2009. This was primarily due to the operations of two real estate investments recorded as real estate owned as of December 31, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, respectively, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented. Property operating expense of $1.2 million in 2009 represents operating expenses associated with the operation of one commercial real estate property recorded as real estate owned.

        Depreciation and amortization expense increased to $0.6 million in 2010 from less than $0.1 million in 2009. This is due to depreciation expense associated with two real estate investments recorded as real estate owned as of December 31, 2010. A real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, respectively, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented. Depreciation and amortization expense of less than $0.1 million in 2009 represents depreciation expense associated with the operation of one commercial real estate property, which was recorded as real estate owned.

        Other-than-temporary impairment charges of $7.0 million and $10.3 million that were recorded during the years ended December 31, 2010 and 2009, respectively, represent the recognition of additional impairments to the fair market value of our available-for-sale securities that were considered other-than-temporarily impaired. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. See Notes 4 and 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

        Provision for loan losses (net of recoveries) totaled $82.8 million for the year ended December 31, 2010, and $241.3 million for the year ended December 31, 2009. The provision recorded for 2010 related to 27 loans with an aggregate carrying value of $455.4 million, before loan loss reserves, that were determined to be impaired based on our normal loan review process during the year. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording an additional $100.9 million provision for loan losses. During the year ended December 31, 2010, we received $15.2 million in cash recoveries related to three loans which were previously fully reserved, as well as $2.9 million of recoveries related to two loans in which the underlying properties were sold and we provided financing to the new operators. These recoveries were recorded in provision for loan losses on the Statement of Operations and netted the provision to $82.8 million for the year ended December 31, 2010. The provision of $241.3 million recorded in 2009 related to 34 loans with an aggregate carrying value of $693.7 million, before loan loss reserves, that were impaired.

        Loss on restructured loans decreased $50.4 million, or 87%, to $7.2 million for the year ended December 31, 2010 from $57.6 million for the year ended December 31, 2009. The loss of $7.2 million for the year ended December 31, 2010 represents $3.8 million for the write-down of four bridge loans, which includes $1.1 million of transaction costs incurred in modifying a loan and having it transferred to a new borrower, and $3.4 million for the settlement of six loans and investments. Loss on restructured loans of $57.6 million in 2009 represents $31.1 million for the write-down of four loans and investments, $23.8 million for the settlement of a bridge loan and $2.7 million for the settlement of a junior participation loan.

        Management fees increased $11.2 million, or 74%, to $26.4 million in 2010 from $15.1 million in 2009 due to an incentive management fee of $18.8 million incurred for the twelve month period ended December 31, 2010 as compared to no incentive management fee earned in 2009 due to a significant increase in income in 2010. As more fully described in "Liquidity and Capital Resources—Notes Payable" below, on June 30, 2010, we closed on the discounted payoff agreement with Wachovia and retired all of our debt with Wachovia at the discount described. The gain recognized as a result of the completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for our manager in 2010. Management fees represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. In August 2009 our management agreement was amended to a cost reimbursement basis for our base management fees, which amounted to $7.6 million for the year ended December 31, 2010. The amended management agreement also provides for "success-based" payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. Refer to "Contractual Commitments—Management Agreement" below for further details including information related to our amended management agreement with ACM. The base management fee expense was $15.1 million in 2009, which contained base management fees for cost reimbursement of $8.0 million, success-based payments for the trust preferred and Wachovia debt restructurings of $4.1 million and $3.0 million of retroactive costs representing consideration for 2008.

        Gain on exchange of profits interest of $56.0 million in 2009 was due to the recognition of income attributable to the exchange of our Prime Outlets Member, LLC ("POM") profits interest in March 2009. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details on the POM transaction recorded in 2009. There were no gains on exchange of profits interest in 2010.

        Gain on extinguishment of debt increased $175.2 million to approximately $229.3 million in 2010 from $54.1 million in 2009. On June 30, 2010 we closed on our discounted payoff agreement with Wachovia and in doing so, recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of stock warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. See "Liquidity and Capital Resources—Notes Payable" below for further details. During the year ended December 31, 2010, we also purchased, at a discount, approximately $67.7 million of investment grade rated bonds originally issued by our three CDO issuing entities for a price of $22.8 million and recorded a net gain on extinguishment of debt of approximately $44.8 million related to these transactions. We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010. See "Liquidity and Capital Resources—Junior Subordinated Notes" below for further details. During the year ended December 31, 2009, we purchased, at a discount, approximately $42.8 million of investment grade rated bonds originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a total net gain on early extinguishment of debt of $39.1 million related to these transactions. Also, during the second quarter of 2009, we settled a debt repurchase facility resulting in a gain on early extinguishment of the debt of $15.0 million.

        Loss on sale of securities, net was $7.0 million in 2010 as a result of selling three AA, BBB+ and BBB rated investment grade CRE CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, resulting in a realized loss of $10.5 million, and three AAA and one BBB rated CMBS investments, with an aggregate face value of $21.5 million and an amortized cost of $17.4 million, for $20.9 million, resulting in a realized gain of $3.5 million. See

Note 4 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions. There were no gains or losses on sale of securities in 2009.

        Loss on termination of swaps of $8.7 million in 2009 resulted from the exchange of our outstanding trust preferred securities for newly issued unsecured junior subordinated notes in the second quarter of 2009. Refer to "Sources of Liquidity—Junior Subordinated Notes" below. In connection with the original issuance of the trust preferred securities, we had entered into various interest rate swap agreements. Due to the modified interest payment structure of the newly issued unsecured junior subordinated notes, the swaps were determined to no longer be effective or necessary and were subsequently terminated, resulting in a loss of $8.7 million. There was no loss on termination of swaps in 2010.

        Loss from equity affiliates increased $0.8 million to $1.3 million in 2010 from $0.4 million in 2009. Loss from equity affiliates in 2010 includes a $1.1 million impairment charge on an investment in an equity affiliate related to an office building that was considered other-than-temporarily impaired. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Loss from equity affiliates in 2009 includes a $13.6 million impairment charge on two investments in equity affiliates that were considered other-than-temporarily impaired. The impairment charge in 2009 was netted with income of $10.7 million from the August 2009 exchange of our remaining 7.5% equity interest in POM in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. which includes cash consideration of $2.2 million related to this transaction. We owned the 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. Loss from equity affiliates also included $0.1 million of losses and $2.5 million of income recorded during 2010 and 2009, respectively, which reflects a portion of the loss and income from our equity investments. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

Provision for Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT—taxable income for the years ended December 31, 2010 and 2009 with the exception of $0.9 million of estimated state taxes for the year ended December 31, 2010 incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions and recording a deferred tax provision of $1.7 million.

        Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the years ended December 31, 2010 and 2009, we did not record any provision on income from these taxable REIT subsidiaries.

Income (loss) from Discontinued Operations

        During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $5.5 million and property operating income and expenses, which netted to a loss of $0.3 million and less than $0.1 million for the years ended December 31, 2010 and 2009, respectively, were reclassified to discontinued operations. In the fourth quarter of 2010, we sold the property and recorded a gain of $1.3 million. During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate another of our real estate owned investments. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.4 million in 2009, were reclassified to discontinued operations, and an impairment loss of $4.9 million was recorded to write down the investment to its fair value. Also in the third quarter of 2009, we stopped recording interest expense related to the note payable for the real estate investment, as the interest expense is non-recourse and we are in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage. For the year ended December 31, 2010, the receiver's issued financial statements reported net income for this investment. We believe these amounts are not realizable at this time and, as such, did not record any income from discontinued operations on this held-for-sale investment. See Note 7 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest totaled $0.2 million in 2010 representing the portion of income allocated to a third party's interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income, as well as a note payable that is accruing interest expense. Net income attributable to noncontrolling interest totaled $18.7 million in 2009, primarily as a result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009 allocated to the third party's interest in a consolidated subsidiary. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof.

Comparison of Results of Operations for Year Ended 2009 and 2008

        The following table sets forth our results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Increase/(Decrease)
	2009	2008	Amount	Percent
Interest income	$117,262,129	$204,135,097	$(86,872,968)	(43)%
Interest expense	80,102,075	108,656,702	(28,554,627)	(26)%

Net interest income	37,160,054	95,478,395	(58,318,341)	(61)%

Other revenue:
Property operating income	657,749	—	657,749	nm
Other income	809,808	82,329	727,479	nm

Total other revenue	1,467,557	82,329	1,385,228	nm

Other expenses:
Employee compensation and benefits	10,154,276	8,110,003	2,044,273	25%
Selling and administrative	10,505,013	8,197,368	2,307,645	28%
Property operating expenses	1,183,533	—	1,183,533	nm
Depreciation and amortization	42,201	—	42,201	nm
Other-than-temporary impairment	10,260,555	17,573,980	(7,313,425)	(42)%
Provision for loan losses	241,328,039	132,000,000	109,328,039	83%
Loss on restructured loans	57,579,561	—	57,579,561	nm
Management fee—related party	15,136,170	3,539,854	11,596,316	nm

Total other expenses	346,189,348	169,421,205	176,768,143	104%

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and loss from equity affiliates	(307,561,737)	(73,860,481)	(233,701,256)	nm
Gain on exchange of profits interest	55,988,411	—	55,988,411	nm
Gain on extinguishment of debt	54,080,118	—	54,080,118	nm
Loss on termination of swaps	(8,729,408)	—	(8,729,408)	nm
Loss from equity affiliates	(438,507)	(2,347,296)	1,908,789	(81)%

Loss from continuing operations	(206,661,123)	(76,207,777)	(130,453,346)	171%

Loss on impairment of real estate held-for-sale	(4,898,295)	—	(4,898,295)	nm
Loss on operations of real estate held-for-sale	(398,883)	(582,294)	183,411	(31)%

Loss from discontinued operations	(5,297,178)	(582,294)	(4,714,884)	nm

Net loss	(211,958,301)	(76,790,071)	(135,168,230)	176%
Net income attributable to noncontrolling interest	18,672,855	4,439,773	14,233,082	nm

Net loss attributable to Arbor Realty Trust, Inc	$(230,631,156)	$(81,229,844)	$(149,401,312)	184%

nm—not meaningful

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

        Interest expense decreased $28.6 million, or 26%, to $80.1 million in 2009 from $108.7 million in 2008. This decrease was primarily due to a 15% decrease in the average cost of these borrowings from 5.00% for 2008 to 4.27% for 2009 due to a reduction in average LIBOR on the portion of our debt that was floating over the same period. In addition, there was a 13% decrease in the average balance of our debt facilities from $2.2 billion for 2008 to $1.9 billion for 2009 as a result of decreased leverage on our portfolio due to the reduction of certain outstanding indebtedness from repayment of loans, the transfer of assets to our CDO vehicles, which carry a lower cost of funds, and from available capital. The decrease was also due to $5.2 million of losses related to the recognition of mark-to-market adjustments on certain of our CDO basis swaps in 2009, compared to $4.6 million of gains recorded in 2008.

Other Revenue

        Property operating income was $0.7 million in 2009. This was primarily due to the operation of one real estate investment recorded as real estate owned as of December 31, 2009. A real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010 and another real estate investments was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, resulting in a reclassification from property operating income into discontinued operations for the current period and all prior periods presented. No such income was recognized in 2008.

        Other income increased $0.7 million to $0.8 million in 2009 from $0.1 million in 2008. This is primarily due to excess proceeds received from the payoff of a defeased loan in the second quarter of 2009.

Other Expenses

        Employee compensation and benefits expense increased $2.0 million, or 25%, to $10.2 million in 2009 from $8.1 million for in 2008. This increase was due to grants of restricted stock awards to employees and the acceleration of all previously unvested restricted stock granted to our employees in the second quarter of 2009. These expenses represent salaries, benefits, stock-based compensation related to employees, and incentive compensation for those employed by us during these periods.

        Selling and administrative expense increased $2.3 million, or 28%, to $10.5 million in 2009 from $8.2 million in 2008. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, director's fees, licensing fees, travel and placement fees, and stock-based compensation relating to the cost of restricted stock granted to our directors and certain employees of our manager. This increase was primarily due to foreclosure fees associated with one of our properties that were incurred during 2009, as well as grants of restricted stock awards to directors and certain employees of our manager, ACM, and the acceleration of all previously unvested restricted stock. The increase was also due to an increase in general corporate legal expenses associated with the debt exchange and restructurings that occurred in 2009.

        Property operating expense was $1.2 million in 2009. This was primarily due to the operation of one real estate investment recorded as real estate owned as of December 31, 2009. A real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of

2010 and another real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, resulting in a reclassification from property operating expense into discontinued operations for the current period and all prior periods presented. No such expense was recognized in 2008.

        Depreciation and amortization expense was less than $0.1 million in 2009. This was primarily due to depreciation expense associated with one real estate investment recorded as real estate owned as of December 31, 2009. A real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010 and another of our real estate investments was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2009, resulting in a reclassification from depreciation and amortization expense into discontinued operations for the current period and all prior periods presented. No such expense was recognized in 2008.

        Other-than-temporary impairment charges of $10.3 million and $17.6 million in 2009 and 2008, respectively, represents the recognition of impairments to the fair market value of our available-for-sale securities at December 31, 2009 and 2008, respectively, that were considered other-than-temporarily impaired. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. See Notes 4, 5 and 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

        Provision for loan losses totaled $241.3 million for the year ended December 31, 2009, and $132.0 million for the year ended December 31, 2008. The provision recorded in 2009 related to 34 loans with an aggregate carrying value of $693.7 million, before loan loss reserves, that were impaired. We performed an evaluation of the loans and determined that the fair value of the underlying collateral securing the impaired loans was less than the net carrying value of the loans, resulting in us recording the above mentioned provision for loan losses. The provision recorded in 2008 related to ten loans with an aggregate carrying value of $443.2 million, before loan loss reserves, that were impaired.

        Loss on restructured loans of $57.6 million in 2009 represents losses incurred as a result of restructuring certain of our loans and investments and included $31.1 million for the write-down of four loans and investments and $26.5 million related to the settlement of two loans. There were no losses on restructured loans in 2008.

        Management fees increased $11.6 million to $15.1 million in 2009 from $3.5 million in 2008 due to the amendment of our management agreement in August 2009 to a cost reimbursement basis. Management fees represent compensation in the form of base management fees and incentive management fees as provided for in the management agreement with our manager. The amended management agreement also provides for "success-based" payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. Refer to "Contractual Commitments—Management Agreement" below for further details including information related to our amended management agreement with ACM. The base management fee expense was $15.1 million in 2009, which consisted of an $8.0 million base management fee as well as success-based payments for the trust preferred and Wachovia debt restructurings of $4.1 million in the third quarter of 2009 and a $3.0 million retroactive payment for 2008 costs in the second quarter of 2009, as compared to $3.5 million in 2008, in accordance with our management agreement with ACM, which were originally expensed at lower amounts prior to the amendment. No incentive management fee was earned in 2009 or 2008.

        Gain on exchange of profits interest of $56.0 million in 2009 was due to the recognition of income attributable to the exchange of our POM profits interest in March 2009. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details on the POM transaction recorded in 2009. There were no gains on exchange of profits interest in 2008.

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

        Loss on termination of swaps of $8.7 million in 2009 resulted from the exchange of our outstanding trust preferred securities for newly issued unsecured junior subordinated notes in the second quarter of 2009. Refer to "Liquidity and Capital Resources- Junior Subordinated Notes" below. In connection with the original issuance of the trust preferred securities, we had entered into various interest rate swap agreements. Due to the modified interest payment structure of the newly issued unsecured junior subordinated notes, the swaps were determined to no longer be effective or necessary and were subsequently terminated, resulting in a loss of $8.7 million. There were no losses on termination of swaps in 2008.

        Loss from equity affiliates of $0.4 million in 2009 includes $13.6 million of impairment charges on two investments in equity affiliates that were considered other-than-temporarily impaired. GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges on investments in an equity affiliates in 2008. The impairment charge was netted with income of $10.7 million from the August 2009 exchange of our remaining 7.5% equity interest in POM for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. which includes cash consideration of $2.2 million related to this transaction. We owned the 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. Loss from equity affiliates also includes $1.6 million of income recorded during 2009, which reflects a portion of the joint venture's income from one of our equity investments, which had $2.3 million of losses in 2008, as well as income from our other joint ventures of $0.9 million. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

Provision for Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2009 and 2008, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense on our REIT—taxable income for the years ended December 31, 2009 and 2008.

        Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the years ended December 31, 2009 and 2008, we did not record any provision on income from these taxable REIT subsidiaries.

Loss from Discontinued Operations

        During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale and property operating income and expenses, which netted to a loss of less than

$0.1 million for the year ended December 31, 2009, was reclassified to discontinued operations. During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate another of our real estate owned investments. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.4 million and $0.6 million in 2009 and 2008, respectively, were reclassified to discontinued operations, and an impairment loss of $4.9 million was recorded to write down the investment to its fair value was recorded in the third quarter of 2009. Also in the third quarter of 2009, we stopped recording interest expense related to the note payable for the real estate investment, as the interest expense is non-recourse and we are in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage. The receiver's issued financial statements indicated that the real estate investment has been operating at a profit since the receiver assumed control of the property's operations. We believe these amounts are not realizable at this time and, as such, did not record any of this net income. See Note 7 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest totaled $18.7 million in 2009 representing the portion of income allocated to the third party's interest in a consolidated subsidiary, primarily the result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009 allocated to the third party's interest in a consolidated subsidiary. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof. Net income attributable to noncontrolling interest totaled $4.4 million in 2008 and represented the portion of our income allocated to our manager for its noncontrolling interest in our operating partnership as well as loss allocated to a third party's interest in a consolidated subsidiary. There was no net income attributable to noncontrolling interest in our operating partnership in 2009. Our manager had a weighted average limited partnership interest of 15.3% for the six months ended June 30, 2008. In June 2008, our manager, exercised its right to redeem its 3,776,069 operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. As a result, our manager's operating partnership ownership interest percentage was reduced to 0%.

Liquidity and Capital Resources

Sources of Liquidity

        Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from our operations. Our equity sources consist of funds raised from our private equity offering in July 2003, net proceeds from our initial public offering of our common stock in April 2004, net proceeds from our public offering of our common stock in June 2007 and depending on market conditions, proceeds from capital market transactions including the future issuance of common, convertible and/or preferred equity securities. Our debt facilities include the issuance of floating rate notes resulting from our CDOs, the issuance of junior subordinated notes and borrowings under a credit agreement. Net cash flows include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from equity participation interests, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

        We believe our existing sources of funds will be adequate for purposes of meeting our short-term and long-term liquidity needs. Our loans and investments are financed under existing credit facilities and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return. Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        Current conditions in the capital and credit markets have made certain forms of financing less attractive and, in certain cases, less available. Therefore, we will continue to rely on cash flows provided by operating and investing activities for working capital.

        To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT—taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements. Under recently issued IRS guidance, a listed REIT may offer shareholders elective stock dividends, which are paid in a combination of cash and common stock with at least 10% of the total distribution paid in cash, to satisfy future dividend requirements.

Cash Flows

        As of December 31, 2010 and 2009, we had cash and cash equivalents of $101.1 million and $64.6 million, respectively. The following table shows our cash flow components (in thousands):

	Twelve Months Ended December 31,
	2010	2009
Net cash provided by operating activities	$20,904	$49,415
Net cash provided by investing activities	237,812	151,722
Net cash used in financing activities	(222,216)	(137,345)

Net increase in cash and cash equivalents	36,500	63,792
Cash and cash equivalents at beginning of period	64,625	832

Cash and cash equivalents at end of period	$101,125	$64,624

        Our cash flows from operating activities decreased by $28.5 million, or 58%, for the twelve months ended December 31, 2010 compared to the comparable period in 2009 primarily due to a $25.2 million decrease in cash posted against our swaps, a $4.7 million decrease in net interest income, and a $9.8 million decrease in distributions from operations of equity affiliates.

        Cash flows from investing activities increased by $86.1 million, or 57%, for the twelve months ended December 31, 2010 compared to the comparable period in 2009 primarily due to the $50.7 million in proceeds received from the sale of available-for-sale securities and a $59.0 million increase in payoffs and paydowns of loans and investments, net of a $24.5 million increase in loans and investments funded, originated and purchased, net.

        Cash used in financing activities increased by $84.9 million, or 62%, for the twelve months ended December 31, 2010 compared to the comparable period in 2009 mostly due to cash used for the payoff of all of our Wachovia debt at a discount, restructuring and retiring certain of our trust preferred securities and the purchase of our own CDO bonds.

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

        At December 31, 2010, we had 24,776,213 common shares outstanding.

Debt Facilities

        We also currently maintain liquidity through a master repurchase agreement, a note payable and a junior loan participation with three different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of December 31, 2010, these facilities had aggregate borrowings of approximately $1.3 billion.

        The following is a summary of our debt facilities as of December 31, 2010:

	At December 31, 2010
Debt Facilities	Commitment	Debt Carrying Value	Available	Maturity Dates
Repurchase agreement. Interest is variable based on pricing over LIBOR	$990,997	$990,997	$—	2011
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR(1)	1,078,652,555	1,070,852,555	7,800,000	2012 - 2013
Junior subordinated notes. Interest is at a fixed rate(2)	157,806,238	157,806,238	—	2034 - 2037
Notes payable. Interest is variable based on pricing over LIBOR	51,457,708	51,457,708	—	2011 - 2016

	$1,288,907,498	$1,281,107,498	$7,800,000

(1)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2010.

(2)
Represents a total face amount of $175.9 million less a total deferred amount of $18.1 million.

        These debt facilities are described in further detail in Note 8 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof.

Repurchase Agreements

        Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs.

        We have one repurchase agreement with a financial institution that bears interest at 250 basis points over LIBOR and has a term expiring in June 2011. This facility does not have financial covenants and has a committed amount of $1.0 million reflecting the one asset currently financed. At December 31, 2010, the outstanding balance under this facility was $1.0 million with a current weighted average note rate of 2.80%.

        We had an uncommitted master repurchase agreement with a second financial institution, effective April 2008, entered into for the purpose of financing a portion of our CRE CDO bond securities. The agreement had a term expiring in May 2010 and bore interest at pricing over LIBOR, varying on the type of asset financed. In January 2010, the facility was repaid in full.

CDOs

        We completed the formation of three separate CDO entities since 2005 by issuing to third party investors, tranches of investment grade collateralized debt obligations through newly-formed wholly-owned subsidiaries (the "Issuers"). The Issuers hold assets, consisting primarily of real-estate related assets and cash which serve as collateral for the CDOs. The assets pledged as collateral for the CDOs were contributed from our existing portfolio of assets. By contributing these real estate assets to the various CDOs, these transactions resulted in a decreased cost of funds relating to the corresponding CDO assets and created capacity in our existing credit facilities.

        The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore are not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. CDO II makes quarterly amortization payments of $1.1 million to investors as a reduction of the CDO liability. As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments of $2.0 million to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.

        During the year ended December 31, 2010, we purchased, at a discount, approximately $21.3 million of investment grade rated notes originally issued by our CDO I issuing entity for a price of $9.3 million, $39.2 million of investment grade rated notes originally issued by our CDO II issuing entity for a price of $12.1 million and $7.2 million originally issued by our CDO III issuing entity for a price of $1.4 million from third party investors. We recorded a net gain on extinguishment of debt of $44.8 million from these transactions in our 2010 Consolidated Statements of Operations.

        During the year ended December 31, 2009, we purchased, at a discount, approximately $42.8 million of investment grade rated notes originally issued by our CDO issuing entities for a price of $11.8 million and recorded a net gain on extinguishment of debt of $31.0 million in our 2009 Consolidated Statement of Operations. In February 2010, we re-issued the CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, in exchange for the retirement of $114.1 million of our junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity. See "Liquidity and Capital Resources—Junior Subordinated Notes" below.

        At December 31, 2010, the outstanding note balance under CDO I, CDO II and CDO III was $226.8 million, $302.0 million and $542.1 million, respectively.

        The continued turmoil in the structured finance markets has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate collateralized debt obligations has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our future investments and we may need to utilize less favorable sources of financing or our working capital to finance our investments on a long-term basis. There can be no assurance as to when demand for commercial real estate CDOs will return, the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

        Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. Our CDOs were in compliance with all such covenants as of December 31, 2010 as well as on the most recent determination date. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs. However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO compliance tests as of the most recent distribution date:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization(1)
Current	185.88%	171.81%	109.50%
Limit	184.00%	169.50%	105.60%
Pass / Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	463.06%	552.43%	510.06%
Limit	160.00%	147.30%	105.60%
Pass / Fail	Pass	Pass	Pass

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset's principal balance is multiplied by the lower of the market rate or the asset's recovery rate which is determined by the rating agencies.

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

        In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the "Modification Period"), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above. We paid a transaction fee of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring.

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

        The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, we had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above. As a result, in 2009, we recorded a loss of $8.7 million, which was recorded to loss on termination of swaps on our Consolidated Statement of Operations. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further information relating to our derivatives.

        Also in 2009, we purchased, at a discount, approximately $9.4 million of investment grade rated junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership for $1.3 million. We recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction in our first quarter 2009 Consolidated Financial Statements. In connection with this transaction, during the second quarter of 2009, we retired approximately $0.3 million of common equity related to these junior subordinated notes.

        At December 31, 2010, the aggregate carrying value under these facilities was $157.8 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructure mentioned above, the effective rate was 3.85% at December 31, 2010.

Notes Payable

        At December 31, 2010, notes payable consisted of one note payable and one junior loan participation. The aggregate outstanding balance under these facilities was $51.5 million.

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

        In June 2010, we closed on the discounted payoff agreement with Wachovia and entered into a new $26.0 million term financing agreement with a different financial institution collateralized by two multi-family loans. The maturity date of the facility was in December 2010 and the facility bore an interest rate of LIBOR plus 500 basis points or Prime plus 500 basis points. We paid a 1% commitment fee upon closing, and the facility was subject to a minimum quarterly liquidity requirement of $7.5 million in cash and cash equivalents and a minimum quarterly GAAP net worth requirement of $35.0 million. In October 2010, we repaid the $26.0 million facility.

        Upon the closing of the discounted payoff agreement on June 30, 2010, we recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of stock warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. In accordance with the management agreement with our manager, the gain and all other gains recorded as a result of discounted debt repurchases are included in the calculation of the incentive management fee. The incentive management fee for 2010 was $18.8 million. See "Contractual Commitments—Management Agreement" below for further details.

        In July 2009, we had amended and restructured our term credit agreements, revolving credit agreement and working capital facility (the "Amended Agreements") with Wachovia. The term revolving credit agreement with an outstanding balance of $64.0 million was combined into the term debt facility with an outstanding balance of $237.7 million, along with a portion of the term debt facility with an outstanding balance of $30.3 million, and $15.3 million of this term debt facility was combined into the working capital line with an outstanding balance of $41.9 million. This debt restructuring resulted in the consolidation of these four facilities into one term debt facility with a then outstanding balance of $316.7 million, which contained a revolving component with $35.3 million of availability, and one working capital facility with a then outstanding balance of $57.2 million. The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012. The term loan facility required a $48.1 million reduction over the three-year term, with approximately $8.0 million in reductions due every six months beginning in December 2009. Margin call provisions relating to collateral value of the underlying assets were eliminated, as long as the term loan reductions were met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. The working capital facility required quarterly amortization of up to $3.0 million per quarter and $1.0 million per CDO, but only if both the CDO was cash flowing to us and we had a minimum quarterly liquidity level of $27.5 million. Pursuant to the Amended Agreements, the interest rate for the term loan facility was changed to LIBOR plus 350 basis points from LIBOR plus approximately 200 basis points and the interest rate on the working capital facility was changed to LIBOR plus 800 basis points from LIBOR plus 500 basis points. We had also agreed to pay a commitment fee of 1.00% payable over 3 years. We issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and were partially amortized into interest expense in our Consolidated Statement of Operations as of the second quarter of 2010. The remaining portion totaling $0.4 million was expensed as part of the Wachovia discounted payoff gain recorded in the second quarter of 2010.

        Also, during the second quarter of 2009, we settled a debt repurchase facility resulting in a gain on early extinguishment of the debt of $15.0 million.

        We have a $50.2 million note payable at December 31, 2010 related to a prior year exchange of profits interest transaction. During 2008, we recorded a $49.5 million note payable related to the exchange of our POM profits interest for operating partnership units in Lightstone Value Plus REIT, L.P. The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

        We have one junior loan participation with an outstanding balance at December 31, 2010 of $1.3 million. Two junior loan participations with a total balance of $5.0 million were paid off in October 2010 when their corresponding loan investment paid off. Participation borrowings have a maturity date equal to the corresponding mortgage loans and are secured by the participant's interest in the mortgage loans. Interest expense is based on a portion of the interest received from the loans. Our obligation to pay interest on participations is based on the performance of the related loans and investments.

Mortgage Note Payable—Real Estate Owned

        During the second quarter of 2010, we assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which we had a $5.6 million junior participation loan. The real estate investment was classified as real estate owned in April 2010. The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option. The outstanding balance of this mortgage was $20.8 million at December 31, 2010.

Mortgage Note Payable—Held-For-Sale

        During the second quarter of 2008, we assumed a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009. The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at December 31, 2010.

Restrictive Covenants

        Our credit facilities do not contain financial covenants and restrictions at December 31, 2010.

        No payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The Junior Subordinated Indentures are also cross-defaulted with each other.

Cash Flow From Operations

        We continually monitor our cash position to determine the best use of funds to both maximize our return on funds and maintain an appropriate level of liquidity. Historically, in order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. Consequently, when making distributions in the past, we have borrowed the required funds by drawing on credit capacity available under our credit facilities. Since we have reduced substantially all of our short-term debt, we currently do not have the ability to finance distributions and may have to maintain adequate liquidity from operations to make any future distributions.

Share Repurchase

        On December 16, 2010, ACM surrendered 701,197 shares of our common stock to us in payment of $3.6 million, or a 50% portion of a $7.3 million related party receivable due for partial payment by December 31, 2010. The related party receivable of $7.3 million resulted from our prepayment of a management fee in August 2008 that was not earned due to a net loss for the twelve month period ended December 31, 2009. In accordance with our management agreement amended in August 2009, at least 25% of the related party receivable was due to be repaid by December 31, 2010 and 50% of the total repayment could be in our common stock. This acquisition of our common stock was recorded as treasury stock and was not part of a publicly announced plan or program.

Contractual Commitments

        As of December 31, 2010, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Notes payable	$1,300	$—	$—	$—	$—	$50,158	$51,458
Collateralized debt obligations(2)	85,801	385,376	139,295	240,008	98,513	121,860	1,070,853
Repurchase agreements	991	—	—	—	—	—	991
Junior subordinated notes(3)	—	—	—	—	—	175,858	175,858
Mortgage note payable—real estate owned(4)	—	—	20,750	—	—	—	20,750
Mortgage note payable—held-for-sale(5)	—	41,440	—	—	—	—	41,440
Outstanding unfunded commitments(6)	14,890	2,578	377	—	—	22	17,867

Totals	$102,982	$429,394	$160,422	$240,008	$98,513	$347,898	$1,379,217

(1)
Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $30.5 million in 2011, $31.3 million in 2012, $20.9 million in 2013, $17.1 million in 2014, $11.8 million in 2015 and $107.7 million thereafter based on current LIBOR rates.

(2)
Comprised of $226.8 million of CDO I debt, $302.0 million of CDO II debt and $542.1 million of CDO III debt with a weighted average remaining maturity of 1.41, 2.40 and 2.63 years, respectively, as of December 31, 2010. In February 2010, we re-issued the CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion of our junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $22.3 million remains at December 31, 2010. During 2010, we repurchased, at a discount, approximately $67.7 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $67.7 million.

(3)
Represents the face amount due upon maturity. The carrying value is $157.8 million, which is net of a deferred amount of $18.1 million. In February 2010, we retired $114.1 million of our junior subordinated notes in exchange for the re-issuance of certain of our own CDO bonds, as well as other assets.

(4)
Mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010.

(5)
Mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.

(6)
In accordance with certain loans and investments, we have outstanding unfunded commitments of $17.9 million as of December 31, 2010, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $17.9 million outstanding balance at December 31, 2010, our restricted cash balance and CDO III revolver capacity contained approximately $16.3 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Off-Balance-Sheet Arrangements

        At December 31, 2010, we did not have any off-balance-sheet arrangements.

Management Agreement

        We, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and we pay ACM a base management fee and under certain circumstances, an annual incentive fee.

        On August 6, 2009, we amended our management agreement with our manager, ACM, effective as of January 1, 2009. The amendment was negotiated by a special committee of our board of directors, consisting solely of independent directors and was approved unanimously by all of the independent directors.

        The previous base management fee structure, which was calculated as a percentage of our equity, was replaced with an arrangement whereby we now reimburse ACM for its actual costs incurred in managing our business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and the 2009 base management fee was $8.0 million. The 2010 base management fee was $7.6 million and the 2011 base management fee is estimated to be approximately $7.8 million, which was approved by the special committee of our board of directors. As part of the amendment to the management agreement, all origination fees on investments are now retained by us, whereas under the prior agreement, origination fees up to 1% of the principal amount of the loan were retained by ACM.

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

        The amended management agreement also allows us to consider, from time to time, the payment of additional fees to ACM for accomplishing certain specified corporate objectives; modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization of the management function, with a termination fee of $10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed; and is renewed automatically for successive one-year terms, unless terminated with six months prior notice.

        We incurred $7.6 million of base management fees for services rendered in 2010 and $15.1 million, or $0.60 per basic and diluted common share, of base management fees for services rendered in 2009. The $15.1 million in 2009 consisted of $8.0 million in base management fees, a $3.0 million retroactive payment for 2008 costs, and, as mentioned above, the revised management agreement also allows for success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. In 2009, the base management fee included success-based payments for the trust preferred and Wachovia debt restructurings totaling $4.1 million. No "success-based" payments were made for the year ended December 31, 2010. We incurred $3.5 million of base management fees for services rendered in 2008.

        The incentive fee is measured on an annual basis. However, when applicable, we pay the annual incentive fee in four installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the twelve months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive fee are subject to recalculation and potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the amended management agreement. Subject to the ownership limitations in our charter, at least 25% of this incentive fee is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last 20 days of the fiscal quarter for which the incentive fee is being paid. For the twelve month period ending December 31, 2010, ACM earned an incentive management fee of $18.8 million, which was included in due to related party as of December 31, 2010. As provided for in the management agreement, we offset the balance of a 2008 prepaid management fee receivable of $3.6 million as of December 31, 2010, and ACM elected to be paid the remaining incentive management fee in 666,927 shares of our common stock and $11.1 million in cash, which will be subsequently remitted in 2011. In 2009 and 2008, ACM did not earn an incentive management fee.

        As more fully described in "Liquidity and Capital Resources—Notes Payable" above, on June 30, 2010, we closed on the discounted payoff agreement with Wachovia and retired all of its debt with Wachovia at the discount described. The successful completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for the manager in 2010. As indicated earlier, gains on the extinguishment of debt are included in the incentive fee calculation and the gain, net of fees, certain expenses, and taxes, attributable to the Wachovia transaction was $157.5 million.

        For further information on the impact of the retirement of the Wachovia debt and any associated incentive fee earned as a result thereby, see "Retirement of Wachovia Debt" below.

        Additionally, in 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, one of our equity affiliates.

        The incentive fee is accrued as it is earned. The expense incurred for the incentive fee paid in common stock is determined using the valuation method described above and the quoted market price of our common stock on the last day of each quarter. At December 31 of each year, we remeasure the incentive fee paid to ACM in the form of common stock in accordance with current accounting guidance, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, the expense recorded for such common stock is adjusted to reflect the fair value of the common stock on the measurement date when the final calculation of the total incentive fee is determined. In the event that the incentive fee for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund the amount of such overpayment to us in cash regardless of whether such installments were paid in cash or common stock. In such a case, we would record a negative incentive fee expense in the quarter when such overpayment is determined.

Inflation

        Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, the significant decline in interest rates triggered LIBOR floors on certain of our variable rate interest-earning assets. This resulted in an increase in interest rate spreads on certain assets as the rates we pay on variable rate interest-bearing liabilities declined at a greater pace than the rates we earned on our variable rate interest-earning assets. The number of loans impacted by LIBOR floors have significantly decreased over this time as a majority of the loans with such floors were paid off, monetized, modified or restructured. Additionally, we have various fixed rate loans in our portfolio which are financed with variable rate LIBOR borrowings. In connection with these loans, we have entered into various interest swaps to hedge our exposure to the interest rate risk on our variable rate LIBOR borrowings as it relates to certain fixed rate loans in our portfolio. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be affected. See Item 7A—"Quantitative and Qualitative Disclosures about Market Risk."

Related Party Transactions

        Due from related party was $0.3 million at December 31, 2010 and consisted of escrows held by ACM related to real estate transactions during the fourth quarter of 2010. At December 31, 2009, due from related party was $15.2 million and consisted of $7.0 million for a loan paydown received by ACM on our behalf in December 2009, which was remitted in the first quarter of 2010, $0.9 million of escrows held by ACM related to 2009 real estate asset transactions and $7.3 million reclassified from prepaid management fee—related party, related to the exchange of our POM profits interest. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee related to the POM profits interest was to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and our common stock provided that at least 50% of the total payment was made in cash, and was to be offset against any future incentive management fees or success-based payments earned by ACM prior to June 30, 2012. On December 16, 2010, ACM surrendered 701,197 shares of our common stock in payment of $3.6 million, or a 50% portion of the $7.3 million related party receivable. The remaining $3.6 million was offset against the 2010 incentive management fee as of December 31, 2010 discussed below.

        Due to related party was $17.4 million at December 31, 2010 and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, offset by the $3.6 million receivable related to the POM profits interest described above, and base management fees of $2.3 million due to ACM, all of which will be remitted by us in the first quarter of 2011. At December 31, 2009, due to related party was $2.0 million and consisted primarily of base management fees due to ACM, which were remitted by us in the first quarter of 2010. See "Management Agreement" above.

        During the third quarter of 2010, we purchased a $15.0 million investment grade rated bond originally issued by our CDO II issuing entity for a price of $6.2 million from ACM who had purchased it from a third party investor in the third quarter of 2010 for $6.2 million, and recorded a gain on extinguishment of debt of approximately $8.9 million from this transaction.

        In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. As of December 31, 2010, ACM's investment balance in this joint venture was $0.5 million. Interest income recorded from this loan for the year ended December 31, 2010 was approximately $0.1 million.

        In March 2010, an affiliated entity of Mr. Ivan Kaufman contributed $1.1 million for a 50% non-controlling interest in an entity, which owns 31% of a joint venture that acquired a condo development property in Brooklyn, New York. In addition, in March 2010, ACM originated a $3.0 million bridge loan to this joint venture. In May 2010, we purchased the loan at par. The loan was paid down $2.2 million in September 2010 and the remaining balance was paid off in October 2010. The loan bore interest at a rate of one-month LIBOR plus 10% and had a maturity date of March 2013. Interest income recorded from this loan for 2010 was approximately $0.1 million.

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

Other Related Party Transactions

        We and our operating partnership have entered into a management agreement with ACM, as amended in August 2009, pursuant to which ACM has agreed to provide us with structured finance investment opportunities and loan servicing as well as other services necessary to operate our business. As discussed above in "Management Agreement," we have agreed to pay our manager a base management fee monthly, based on an annual budget, and an incentive management fee when earned.

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

        We are dependent upon our manager (ACM), with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and his affiliated entities (the "Kaufman Entities") together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager.

        We and our operating partnership have also entered into a services agreement with ACM pursuant to which our asset management group provides asset management services to ACM. In the event the services provided by our asset management group pursuant to the agreement exceed by more than 15% per quarter the level of activity anticipated by our board of directors, we will negotiate in good faith with our manager an adjustment to our manager's base management fee under the management agreement, to reflect the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group. See "Management Agreement" above.

Retirement of Wachovia Debt

        On June 30, 2010 we closed on the discounted payoff agreement with Wachovia and recorded a $157.5 million gain, net of fees, certain expenses, and taxes, to our Consolidated Statement of

Operations. The Wachovia transaction has had a material impact on our results of operations in 2010, and the following is intended to discuss this impact.

        The reported gain on the Wachovia transaction of $157.5 million, or approximately $6.19 per share, is the result of the successful execution of a unique opportunity negotiated by us with our principal lender in late 2009 and early 2010. The circumstances in the commercial real estate finance market that presented us with this opportunity are not anticipated to occur again and, while we intend to continue to look for opportunities to repurchase our debt at attractive discounts, thereby creating additional gains for our shareholders, it is not anticipated that future gains on the retirement or repurchase of our debt, if any, will be comparable in size to that of the gain generated from the Wachovia transaction.

        While the gain on the Wachovia transaction results in taxable income to us and our shareholders, under current federal tax law and regulations, the income and the tax on the income, if any, may, at our election, be deferred to future periods. We do not anticipate finalizing the tax treatment of the income associated with the Wachovia transaction until the filing of our 2010 tax return in 2011.

        As previously reported, we were able to retire the entire Wachovia debt principally through the use of our liquidity, effective use of our debt facilities and a new $26.0 million term loan facility, which was repaid in October 2010. As a result, completion of the Wachovia transaction had a material impact on our liquidity, reducing our cash and cash equivalents from approximately $56.0 million at March 31, 2010 to approximately $22.0 million at June 30, 2010. However, the retirement of the Wachovia debt significantly reduced our interest costs as a result of the reduced level of debt and we have a significant amount of unencumbered assets, net of reserves, each of which had a positive impact on our liquidity through the balance of 2010. As of December 31, 2010, we have approximately $101.1 million in cash and cash equivalents.

        As discussed in "Management Agreement" above, the $157.5 million gain resulting from the completion of the retirement of the Wachovia debt is a component in the calculation of the incentive fee payable under the terms of the management agreement between us and ACM, our manager. As indicated in "Management Agreement" above, an incentive fee is earned for a full fiscal year if our funds from operations, as adjusted for certain gains and losses on transactions (including those similar in nature to the Wachovia transaction), exceeds the incentive fee hurdle. In that event, the manager receives an incentive fee equal to 25% of the amount by which funds from operations, as adjusted, exceeds the hurdle.

        For the twelve month period ending December 31, 2010, ACM earned an incentive management fee of $18.8 million, which was included in due to related party as of December 31, 2010. As provided for in the Management Agreement, we offset the balance of a 2008 prepaid management fee receivable of $3.6 million as of December 31, 2010, and ACM elected to be paid the remaining incentive management fee in 666,927 shares of our common stock and $11.1 million in cash, which will be subsequently remitted in 2011. See "Management Agreement" and "Related Party Transactions" above.

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

Real Estate Risk

        Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism (such as the events of September 11, 2001) and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction delays, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reducing the value of collateral, and a lack of liquidity in the market, could reduce the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property's debt service, there can be no assurance that this will continue to be the case in the future.

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

        One month LIBOR approximated 0.26% at December 31, 2010 and 0.23% at December 31, 2009.

        Based on our loans, securities available-for-sale and liabilities as of December 31, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.7 million. This is partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale and liabilities as of December 31, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.7 million. This is partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.

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

        In connection with our CDOs described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we entered into interest rate swap agreements to hedge the exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the CDO investor's return being paid based on a three-month LIBOR index while the assets contributed to the CDOs are yielding interest based on a one-month LIBOR index.

        As of December 31, 2010 and 2009, we had nine of these interest rate swap agreements outstanding that have combined notional values of $1.1 billion. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point increase in forward interest rates as of December 31, 2010 and 2009, respectively, the value of these interest rate swaps would have decreased by less than $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of December 31, 2010 and 2009, respectively, the value of these interest rate swaps would have increased by less than $0.1 million for both periods.

        We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 30 of these interest rate swap agreements outstanding that had a combined notional value of $639.7 million as of December 31, 2010 compared to 34 interest rate swap agreements outstanding with combined notional values of $708.2 million as of December 31, 2009. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point increase in forward interest rates as of December 31, 2010 and 2009, respectively, the fair market value of these interest rate swaps would have increased by approximately $4.6 million and $6.0 million, respectively. If there were a 25 basis point decrease in forward interest rates as of December 31, 2010 and 2009, respectively, the fair market value of these interest rate swaps would have decreased by approximately $4.7 million and $6.1 million, respectively.

        We also have one LIBOR Cap with a notional value of $7.0 million as of December 2010. If there were a 25 basis point increase in forward interest rates as of December 31, 2010, the value of this LIBOR Cap would have increased by less than $0.1 million. If there were a 25 basis point decrease in forward interest rates as of December 31, 2010, the value of this LIBOR Cap would have decreased by less than $0.1 million.

        Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps has declined substantially. As a result, at December 31, 2010 and 2009, we funded approximately $21.3 million and $18.9 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 4, 2011

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$101,124,564	$64,624,275
Restricted cash (includes $21,085,664 and $27,935,470 from consolidated VIEs, respectively)	21,085,664	27,935,470
Loans and investments, net (includes $1,301,435,584 and $1,305,593,730 from consolidated VIEs, respectively)	1,414,225,388	1,700,774,288
Available-for-sale securities, at fair value (includes $1,000,000 and $0 from consolidated VIEs, respectively)	3,298,418	488,184
Securities held-to-maturity, net (includes $0 and $60,562,808 from consolidated VIEs, respectively)	—	60,562,808
Investment in equity affiliates	65,838,885	64,910,949
Real estate owned, net (includes $2,707,479 and $2,658,128 from consolidated VIEs, respectively)	22,839,480	8,205,510
Real estate held-for-sale, net	41,440,000	41,440,000
Due from related party (includes $335,048 and $4,165,695 from consolidated VIEs, respectively)	335,048	15,240,255
Prepaid management fee—related party	19,047,949	19,047,949
Other assets (includes $13,645,594 and $21,011,295 from consolidated VIEs, respectively)	41,972,532	57,545,084

Total assets	$1,731,207,928	$2,060,774,772

Liabilities and Equity:
Repurchase agreements	$990,997	$2,657,332
Collateralized debt obligations (includes $1,070,852,555 and $1,100,515,185 from consolidated VIEs, respectively)	1,070,852,555	1,100,515,185
Junior subordinated notes to subsidiary trust issuing preferred securities	157,806,238	259,487,421
Notes payable	51,457,708	375,219,206
Mortgage note payable—real estate owned	20,750,000	—
Mortgage note payable—held-for-sale	41,440,000	41,440,000
Due to related party	17,436,986	1,997,629
Due to borrowers (includes $1,155,095 and $2,734,526 from consolidated VIEs, respectively)	2,559,388	6,676,544
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $34,940,192 and $34,351,469 from consolidated VIEs, respectively)	84,375,680	97,024,352

Total liabilities	1,524,792,685	1,962,140,802

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 25,756,810 shares issued, 24,776,213 shares outstanding at December 31, 2010 and 25,666,810 shares issued, 25,387,410 shares outstanding at December 31, 2009	257,568	256,668
Additional paid-in capital	450,686,382	450,376,782
Treasury stock, at cost—980,597 shares at December 31, 2010 and 279,400 shares at December 31, 2009	(10,669,585)	(7,023,361)
Accumulated deficit	(180,689,667)	(293,585,378)
Accumulated other comprehensive loss	(55,169,317)	(53,331,105)

Total Arbor Realty Trust, Inc. stockholders' equity	204,415,381	96,693,606

Noncontrolling interest in consolidated entity	1,999,862	1,940,364

Total equity	206,415,243	98,633,970

Total liabilities and equity	$1,731,207,928	$2,060,774,772

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
Interest income	$95,487,325	$117,262,129	$204,135,097
Interest expense	62,979,036	80,102,075	108,656,702

Net interest income	32,508,289	37,160,054	95,478,395

Other revenue:
Property operating income	2,564,729	657,749	—
Other income	1,069,454	809,808	82,329

Total other revenue	3,634,183	1,467,557	82,329

Other expenses:
Employee compensation and benefits	8,059,364	10,154,276	8,110,003
Selling and administrative	6,996,190	10,505,013	8,197,368
Property operating expenses	3,536,922	1,183,533	—
Depreciation and amortization	560,273	42,201	—
Other-than-temporary impairment	7,004,800	10,260,555	17,573,980
Provision for loan losses (net of recoveries)	82,811,753	241,328,039	132,000,000
Loss on restructured loans	7,214,481	57,579,561	—
Management fee—related party	26,365,448	15,136,170	3,539,854

Total other expenses	142,549,231	346,189,348	169,421,205

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on sale of securities, net, loss on termination of swaps and loss from equity affiliates	(106,406,759)	(307,561,737)	(73,860,481)
Gain on exchange of profits interest	—	55,988,411	—
Gain on extinguishment of debt	229,321,130	54,080,118	—
Loss on sale of securities, net	(6,989,583)	—	—
Loss on termination of swaps	—	(8,729,408)	—
Loss from equity affiliates	(1,259,767)	(438,507)	(2,347,296)

Income (loss) before provision for income taxes	114,665,021	(206,661,123)	(76,207,777)
Provision for income taxes	(2,560,000)	—	—

Net income (loss) from continuing operations	112,105,021	(206,661,123)	(76,207,777)

Loss on impairment of real estate held-for-sale	—	(4,898,295)	—
Gain on sale of real estate held-for-sale	1,331,436	—	—
Loss on operations of real estate held-for-sale	(310,503)	(398,883)	(582,294)

Income (loss) from discontinued operations	1,020,933	(5,297,178)	(582,294)

Net income (loss)	113,125,954	(211,958,301)	(76,790,071)
Net income attributable to noncontrolling interest	215,743	18,672,855	4,439,773

Net income (loss) attributable to Arbor Realty Trust, Inc	$112,910,211	$(230,631,156)	$(81,229,844)

Basic earnings (loss) per common share:
Income (loss) from continuing operations, net of noncontrolling interest	$4.40	$(8.90)	$(3.52)
Income (loss) from discontinued operations	0.04	(0.21)	(0.02)

Net income (loss) attributable to Arbor Realty Trust, Inc	$4.44	$(9.11)	$(3.54)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, net of noncontrolling interest	$4.35	$(8.90)	$(3.52)
Income (loss) from discontinued operations	0.04	(0.21)	(0.02)

Net income (loss) attributable to Arbor Realty Trust, Inc	$4.39	$(9.11)	$(3.54)

Dividends declared per common share	$—	$—	$2.10

Weighted average number of shares of common stock outstanding:
Basic	25,424,481	25,313,574	22,916,648

Diluted	25,741,290	25,313,574	22,916,648

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Comprehensive Income/(Loss)	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Balance—December 31, 2007		3,776,069	$37,761	20,798,735	$207,987	$365,376,136	(279,400)	$(7,023,361)	$65,665,951	$(29,001,389)	$395,263,085	$72,854,258	$468,117,343
Issuance of common stock for management incentive fee				559,354	5,594	5,970,661					5,976,255		5,976,255
Redemption of operating partnership units for common stock		(3,776,069)	(37,761)	3,776,069	37,761	72,622,686					72,622,686	(72,622,686)	—
Deferred compensation				300,740	3,007	(3,007)					—		—
Forfeiture of unvested restricted stock				(13,088)	(131)	131					—		—
Stock-based compensation						3,354,579					3,354,579		3,354,579
Distributions—common stock									(47,361,290)		(47,361,290)		(47,361,290)
Distributions—preferred stock of private REIT									(14,539)		(14,539)		(14,539)
Net (loss) income	$(76,790,071)								(81,229,844)		(81,229,844)	4,439,773	(76,790,071)
Distribution to noncontrolling interest												(4,682,326)	(4,682,326)
Reclass adjustment of unrealized net loss on securities available-for-sale realized in net loss	1,018,841									1,018,841	1,018,841		1,018,841
Unrealized loss on derivative financial instruments	(81,206,105)									(81,206,105)	(81,206,105)		(81,206,105)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	12,581,981									12,581,981	12,581,981		12,581,981

Balance—December 31, 2008	$(144,395,354)	—	$—	25,421,810	$254,218	$447,321,186	(279,400)	$(7,023,361)	$(62,939,722)	$(96,606,672)	$281,005,649	$(10,981)	$280,994,668
Stock-based compensation				245,000	2,450	2,412,346					2,414,796		2,414,796
Issuance of warrants in conjunction with debt restructuring						643,250					643,250		643,250
Distributions—preferred stock of private REIT									(14,500)		(14,500)		(14,500)
Net (loss) income	$(211,958,301)								(230,631,156)		(230,631,156)	18,672,855	(211,958,301)
Distribution to noncontrolling interest												(16,721,510)	(16,721,510)
Unrealized gain on derivative financial instruments	4,929,124									4,929,124	4,929,124		4,929,124
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	38,346,443									38,346,443	38,346,443		38,346,443

Balance—December 31, 2009	$(168,682,734)	—	$—	25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(293,585,378)	$(53,331,105)	$96,693,606	$1,940,364	$98,633,970
Acquisition of treasury stock							(701,197)	(3,646,224)			(3,646,224)		(3,646,224)
Stock-based compensation				90,000	900	309,600					310,500		310,500
Distributions—preferred stock of private REIT									(14,500)		(14,500)		(14,500)
Net income	$113,125,954								112,910,211		112,910,211	215,743	113,125,954
Distribution to noncontrolling interest												(156,245)	(156,245)
Unrealized gain on securities available-for-sale	117,579									117,579	117,579		117,579
Unrealized loss on derivative financial instruments	(32,904,534)									(32,904,534)	(32,904,534)		(32,904,534)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	30,948,743									30,948,743	30,948,743		30,948,743

Balance—December 31, 2010	$111,287,742	—	$—	25,756,810	$257,568	$450,686,382	(980,597)	$(10,669,585)	$(180,689,667)	$(55,169,317)	$204,415,381	$1,999,862	$206,415,243

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$113,125,954	$(211,958,301)	$(76,790,071)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	570,154	755,703	751,859
Stock-based compensation	310,500	2,414,796	3,047,479
Other-than-temporary impairment	7,004,800	10,260,555	17,573,980
Gain on exchange of profits interest	—	(55,988,411)	—
Gain on extinguishment of debt	(229,321,130)	(54,080,118)	—
Loss on sale of securities	6,989,583	—	—
Gain on sale of real estate held-for-sale	(1,331,436)	—	—
Provision for loan losses (net of recoveries)	82,811,753	241,328,039	132,000,000
Loss on restructured loans	7,214,481	57,579,561	—
Loss on termination of swaps	—	8,729,408	—
Loss on impairment of real estate held-for-sale	—	4,898,295	—
Amortization and accretion of interest and fees	8,093,907	6,939,180	(1,180,796)
Change in fair value of non-qualifying swaps	684,368	5,190,704	4,649,349
Incentive compensation to manager—related party	18,765,448	—	1,385,918
Deferred tax provision	1,710,000	—	—
Loss from equity affiliates	1,259,767	438,507	2,347,296
Changes in operating assets and liabilities:
Other assets	491,761	26,596,827	(23,520,477)
Distributions of operations from equity affiliates	67,628	9,879,000	—
Prepaid management fee—related party	—	—	(4,100,000)
Other liabilities	985,871	(10,700,710)	(4,605,569)
Deferred fees	527,898	2,851,909	1,815,483
Due from/to related party	942,194	4,280,341	(2,971,372)

Net cash provided by operating activities	$20,903,501	$49,415,285	$50,403,079

Investing activities:
Loans and investments funded, originated and purchased, net	(33,098,973)	(8,569,643)	(401,391,738)
Payoffs and paydowns of loans and investments	182,727,203	123,759,512	679,855,282
Deposits received relating to loan held-for-sale	—	20,500,000	—
Proceeds from sale of loans	39,500,000	32,050,000	—
Due to borrowers and reserves	(217,974)	(8,574,898)	14,064,697
Purchases of securities	(6,603,769)	(12,412,500)	(58,062,500)
Principal collection on securities	271,766	2,710,012	—
Proceeds from sale of available-for-sale securities	50,678,631	—	—
Investment in real estate owned, net	12,070	(59,986)	(1,231,577)
Proceeds from sale of real estate held-for-sale, net	6,826,992	—	—
Contributions to equity affiliates	(2,720,040)	(295,330)	(3,000,000)
Distributions from equity affiliates	435,939	2,614,710	931,941

Net cash provided by investing activities	$237,811,845	$151,721,877	$231,166,105

Financing activities:
Proceeds from notes payable and repurchase agreements	26,000,000	33,878,700	269,996,534
Payoffs and paydowns of notes payable and repurchase agreements	(192,010,077)	(215,375,061)	(531,931,575)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	(10,500,122)	(1,265,625)	—
Payoff of notes payable—related party	—	(4,200,000)	4,200,000
Proceeds from collateralized debt obligations	5,500,000	500,000	56,000,000
Payoffs and paydowns of collateralized debt obligations	(55,040,288)	(21,307,941)	(54,720,000)
Change in restricted cash	6,849,806	65,283,663	45,916,972
Payments on margin calls related to repurchase agreements	—	—	(4,845,810)
Payments on swaps to hedge counterparties	(24,350,000)	(70,320,588)	(175,190,000)
Receipts on swaps from hedge counterparties	21,960,000	80,345,000	140,550,000
Distributions paid to noncontrolling interest	(156,245)	(221,510)	(4,682,326)
Distributions paid on common stock	—	—	(47,361,290)
Distributions paid on preferred stock of private REIT	(14,500)	(14,500)	(14,539)
Payment of deferred financing costs	(453,631)	(4,647,066)	(874,650)

Net cash used in financing activities	$(222,215,057)	$(137,344,928)	$(302,956,684)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2010	2009	2008
Net increase (decrease) in cash and cash equivalents	$36,500,289	$63,792,234	$(21,387,500)
Cash and cash equivalents at beginning of period	64,624,275	832,041	22,219,541

Cash and cash equivalents at end of period	$101,124,564	$64,624,275	$832,041

Supplemental cash flow information:
Cash used to pay interest	$51,625,067	$58,428,622	$116,916,357

Cash used (refunded) for taxes	$930,153	$(354,279)	$86,214

Supplemental schedule of non-cash investing and financing activities:
Extinguishment of notes payable	$159,417,756	$—	$—

Extinguishment of trust preferred securities	$102,110,610	$—	$—

Re-issuance of CDO debt	$42,304,391	$—	$—

Accrual of interest on reissued collateralized debt obligations	$22,941,851	$—	$—

Available-for-sale securities exchanged	$400,000	$—	$—

Investments transferred to available-for-sale securities, at fair value	$35,814,344	$400,000	$—

Unearned discounts recorded on restructured loans	$7,658,598	$—	$—

Investment transferred to real estate held-for-sale, net	$5,537,501	$41,440,000	$—

Investment in real estate, net	$20,750,000	$8,525,428	$45,247,417

Assumption of mortgage note payable—real estate owned	$20,750,000	$—	$41,440,000

Repayment of due from related party through acquisition of treasury stock	$3,646,224	$—	$—

Repayment of due from related party through reduction of due to related party	$3,646,224	$—	$—

Loan origination	$—	$500,000	$—

Margin calls applied to repurchase agreements	$—	$4,845,810	$—

Termination of swaps	$—	$17,034,929	$—

Retirement of common equity in trust preferred securities	$—	$7,727,000	$—

Collateral on swaps to hedge counterparties	$—	$(3,500,000)	$3,500,000

Redemption of operating partnership units for common stock	$—	$—	$72,622,686

Issuance of common stock for management incentive fee	$—	$—	$5,976,255

Issuance of warrants	$—	$643,250	$—

Loan paydowns received by related party	$—	$6,990,698	$—

Reclassification from due to borrowers to loans	$—	$20,684,387	$—

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1—Description of Business / Form of Ownership

        Arbor Realty Trust, Inc. (the "Company") is a Maryland corporation that was formed in June 2003 to invest in a diversified portfolio of multi-family and commercial real estate-related assets, primarily consisting of bridge loans, mezzanine loans, junior participating interests in first mortgage loans, and preferred and direct equity. The Company may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership ("ARLP"), and ARLP's wholly-owned subsidiaries. The Company is externally managed and advised by Arbor Commercial Mortgage, LLC ("ACM").

        The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of that income and meets certain other requirements for qualification as a REIT. Additionally, the Internal Revenue Service has issued guidance that temporarily allows listed REITs to offer shareholders elective dividends which are paid in a combination of cash and common stock, even if the amount payable in cash is capped, so long as that cap is not less than 10% of the total dividend. Certain of the Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.

        The Company's charter provides for the issuance of up to 500 million shares of common stock, with a par value of $0.01 per share, and 100 million shares of preferred stock, with a par value of $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

        On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP. In addition, certain employees of ACM were transferred to ARLP. At that time, these assets, liabilities and employees represented a substantial portion of ACM's structured finance business. The Company is externally managed and advised by ACM and pays ACM a management fee in accordance with a management agreement. ACM also sources originations, provides underwriting services, and services all structured finance assets on behalf of ARLP, and its wholly owned subsidiaries.

        On July 1, 2003, the Company completed a private equity offering of 1,610,000 units (including an overallotment option), each consisting of five shares of common stock and one warrant to purchase one share of common stock at $75.00 per unit. The Company sold 8,050,000 shares of common stock in the offering. Gross proceeds from the private equity offering totaled $120.2 million. Gross proceeds from the private equity offering combined with the concurrent equity contribution by ACM totaled approximately $164.1 million in equity capital. The Company paid and accrued offering expenses of $10.1 million resulting in Arbor Realty Trust, Inc. stockholders' equity and noncontrolling interest of $154.0 million as a result of the private placement.

        In April 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and other estimated offering expenses. The Company used the proceeds to pay down its indebtedness. In May 2004, the underwriters exercised a portion of their over-allotment

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1—Description of Business / Form of Ownership (Continued)

option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock, respectively, from the exercise of warrants under its Warrant Agreement, dated July 1, 2003, and received net proceeds of $12.9 million and $4.2 million, respectively.

        In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio.

        In June 2008, the Company's external manager exercised its right to redeem its approximate 3.8 million operating partnership units in the Company's operating partnership for shares of the Company's common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company.

        In June 2010, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "1933 Act") with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On June 23, 2010, the SEC declared this shelf registration statement effective.

        The Company had 24,776,213 shares outstanding at December 31, 2010 and 25,387,410 shares outstanding at December 31, 2009.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities ("VIEs") of which the Company is the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses. Updated accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its three collateralized debt obligation ("CDO") subsidiaries on its Consolidated Balance Sheets. Entities in which the Company owns a voting interest of 20 percent to 50 percent are accounted for primarily under the equity method. In the opinion of management, all adjustments

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

        The preparation of consolidated financial statements in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™, the authoritative reference for accounting principles generally acceptable in the United States ("GAAP"), requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the Consolidated Financial Statements, the Company evaluated events subsequent to the balance sheet date of December 31, 2010 through the issuance of the Consolidated Financial Statements.

        Certain prior year amounts have been reclassified to conform to current period presentation. At September 30, 2010, one of the Company's real estate investments was reclassified from real estate owned to real estate held-for-sale, net, and resulted in a reclassification from property operating income and expenses to discontinued operations for the current and all prior period presentations. Also, recent accounting guidance, effective at the beginning of 2010, requires expanded disclosure of VIEs to include assets and liabilities of the Company's CDOs on its Consolidated Balance Sheets as described above.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds the Federal Deposit Insurance Corporation ("FDIC") insurance coverage and the Company believes that this risk is not significant.

Restricted Cash

        At December 31, 2010 and 2009, the Company had restricted cash of $21.1 million and $27.9 million, respectively, on deposit with the trustees for the Company's CDOs, see Note 8—"Debt Obligations." Restricted cash primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs, unfunded loan commitments, principal repayments for the CDOs and interest payments received from loans in the CDOs, which are remitted quarterly to the bond holders and the Company in the month following the quarter.

Loans, Investments and Securities

        At the time of purchase, the Company designates a security as held-to-maturity, available-for-sale, or trading depending on the Company's ability and intent to hold it to maturity. The Company does not have any securities designated as trading or held-to-maturity as of December 31, 2010. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments that are held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company's ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company invests in preferred equity interests that, in some cases, allow the Company to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

        From time to time the Company may enter into an agreement to sell a loan. These loans are considered held-for-sale and are valued at the lower of the loan's carrying amount or fair value less costs to sell. For the sale of loans, recognition occurs when ownership passes to the buyer.

Impaired Loans, Allowance for Loan Losses and Loss on Restructured Loans

        The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The company evaluates each loan in its portfolio on a quarterly basis. The Company's loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure the Company's loans and investments have in relation to the underlying collateral. The Company evaluates all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. Included in the evaluation of the capitalization and market discount rates, the Company considers not only assumptions

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

specific to collateral but also considers geographical and industry trends that could impact the collateral's value.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses. The Company had an allowance for loan losses of $205.5 million at December 31, 2010 relating to 30 loans with an aggregate carrying value, before loan loss reserves, of approximately $530.6 million. During the year ended December 31, 2010, the Company recorded cash recoveries of $15.2 million related to three loans which were previously fully reserved. In addition, the Company recorded $2.9 million of recoveries related to two of the Company's loans in which the underlying properties were sold and the Company provided financing to the new operators. These recoveries were recorded in provision for loan losses on the Statement of Operations. At December 31, 2009, the Company had an allowance for loan losses of $326.3 million relating to 31 loans with an aggregate carrying value, before loan loss reserves, of approximately $693.7 million and at December 31, 2008, the Company had an allowance for loan losses of $130.5 million relating to ten loans with an aggregate carrying value, before loan loss reserves, of approximately $443.2 million.

        Loss on restructured loans are created when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs cost on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a charge to the Statement of Operations in the period in which the loan is restructured. For the years ended December 31, 2010 and 2009, the Company recorded a loss on restructured loans of $7.2 million and $57.6 million, respectively. The Company did not record a loss on restructured loans for the year ended December 31, 2008.

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

        The Company allocates the purchase price of its operating properties to land, building, tenant improvements, deferred lease costs for the origination costs of the in-place leases, intangibles for the value of the above or below market leases at fair value and to any other identified intangible assets or liabilities. The Company finalizes its purchase price allocation on these assets within one year of the acquisition date. The Company amortizes the value allocated to the in-place leases over the remaining

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

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

        The Company's properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. The Company recognizes impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets. Measurement of impairment is based upon the estimated fair value of the asset. Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flow from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property. If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.

        Real estate is classified as held-for-sale when management commits to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be completed within one year. Properties classified as held-for-sale are not depreciated and the results of their operations are shown in discontinued operations. Real estate assets that are expected to be disposed of are valued, on an individual asset basis, at the lower of the carrying amount or their fair value less costs to sell.

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

Revenue Recognition

        Interest Income—Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity. In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or "interest" method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

full recovery of all contractual principal is not probable. Income recognition is resumed when the loan becomes contractually current and performance is resumed. The Company does record interest income on certain impaired loans, in which a loan loss reserve has been recorded, as the borrower continue to make interest payments. The Company recorded loan loss reserves related to these loans as it was deemed that full recovery of principal is not probable. Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt. During the fourth quarter of 2010 the Company suspended the recording of the accrual rate of interest on loans collateralized by a development project, and as a result, at December 31, 2010 it had no such loans in its portfolio that were currently accruing such interest. Therefore, interest income is recorded on all of the Company's loans and investments only to the extent that the current pay rate is received. Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues for the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. The Company did not record interest income from such investments for the year ended December 31, 2010 and 2009. For the year ended December 31, 2008, the Company recorded $1.0 million of interest from such loans and investments which represents interest collected in accordance with the contractual agreement with the borrower.

        Property operating income—Property operating income represents income associated with the operations of commercial real estate properties recorded as real estate owned. The Company recognizes revenue for these activities when the fees are fixed or determinable, or evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the years ended December 31, 2010 and 2009, the Company recorded approximately $2.6 million and $0.7 million, respectively, of property operating income relating to its real estate owned. As of December 31, 2010, the Company had two real estate owned properties and at December 31, 2009, the Company had one real estate owned property. This was due to a real estate investment that was reclassified from real estate owned to real estate held-for-sale at September 2010 and subsequently sold in October 2010, and another real estate investment that was reclassified from real estate owned to real estate held-for-sale at September 2009 which resulted in the reclassification of all of the revenues from these properties from property operating income into discontinued operations for the current and all prior periods. The Company did not have property operating income for the year ended December 31, 2008 due to the subsequent reclassification to discontinued operations. See Note 7—"Real Estate Owned and Held-for-Sale" for further details.

        Other income—Other income represents fees received for loan structuring and defeasance fees, and miscellaneous asset management fees associated with the Company's loans and investments portfolio. The Company recognizes these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation

        The Company has granted certain of its employees, independent directors, and employees of ACM, restricted stock awards consisting of shares of the Company's common stock that vest annually over a multi-year period, subject to the recipient's continued service to the Company. The Company records stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on the restricted shares as dividends are paid on shares of the Company's common stock whether or not they are vested. Stock-based compensation is disclosed in the Company's Consolidated Statements of Operations under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

Income Taxes

        The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that the Company distributes at least 90% of taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. The Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by the Company's taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions realized in 2009 or 2010 may, at the Company's election, be deferred to future periods.

        Current accounting guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides clarity on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income / (Loss)

        The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. In addition, to the extent the Company's derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss), see "Derivatives and Hedging Activities" below. At December 31, 2010, accumulated other comprehensive loss was $55.2 million and consisted of $55.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.1 million unrealized gain related to available-for-sale securities. At December 31, 2009, accumulated other comprehensive loss was $53.3 million and consisted of net unrealized losses on derivatives designated as cash flow hedges.

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

        The Company records all derivatives on the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

        In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income (loss) for each period until the derivative instrument matures or is settled. In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income (loss). Derivatives are used for hedging purposes rather than speculation. See Note 11—"Derivative Financial Instruments" for further details.

Variable Interest Entities

        The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in debt securities were potential VIEs or as variable interests in VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses. See Note 10—"Variable Interest Entities" for further details.

Recently Issued Accounting Pronouncements

        In December 2010, the FASB issued updated guidance on business combinations, which specifies that pro forma information is to be presented as if the business combination occurred at the beginning of the prior year. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The guidance is effective for business combinations in fiscal years beginning on or after December 15, 2010 and the Company does not expect the adoption of this guidance to have a material effect on its Consolidated Financial Statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which requires a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance is effective for the fourth quarter of 2010, except for the information related to loans modified in a trouble debt restructuring which was postponed by the FASB to the second quarter of 2011. As the guidance only amends existing disclosure

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2—Summary of Significant Accounting Policies (Continued)

requirements, its adoption resulted in additional disclosures and did not have a material effect on the Company's Consolidated Financial Statements.

        In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination. This guidance was effective for the third quarter of 2010 and its adoption did not have a material effect on the Company's Consolidated Financial Statements.

        In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a material effect on the Company's Consolidated Financial Statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010 and its adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

Note 3—Loans and Investments

        The following table sets forth the composition of the Company's loan and investment portfolio at December 31, 2010:

	December 31, 2010	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity
Bridge loans	$1,070,013,851	66%	54	4.14%	33.0
Mezzanine loans	233,406,411	14%	30	4.83%	32.4
Junior participation loans	240,971,047	15%	12	5.15%	41.5
Preferred equity investments	89,472,959	5%	17	5.68%	72.3

	1,633,864,268	100%	113	4.47%	36.3

Unearned revenue	(14,168,578)
Allowance for loan losses	(205,470,302)

Loans and investments, net	$1,414,225,388

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the Company's portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at the maturity are not included in the weighted average pay rate as shown in the table. At December 31, 2010 the Company had no such loans in its portfolio that were currently accruing such interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3—Loans and Investments (Continued)

        The following table sets forth the composition of the Company's loan and investment portfolio at December 31, 2009:

	December 31, 2009	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity
Bridge loans	$1,245,497,015	61%	56	5.00%	25.0
Mezzanine loans	343,494,118	17%	37	5.43%	27.2
Junior participation loans	255,076,554	13%	15	5.46%	50.3
Preferred equity investments	190,967,267	9%	18	2.84%	87.3

	2,035,034,954	100%	126	4.93%	34.4

Unearned revenue	(7,932,627)
Allowance for loan losses	(326,328,039)

Loans and investments, net	$1,700,774,288

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the Company's portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

         Bridge loans are loans to borrowers who are typically seeking short-term capital to be used in an acquisition of a property and are predominantly secured by first mortgage liens on the property.

        Mezzanine loans and junior participating interests in senior debt are loans that are subordinate to a conventional first mortgage loan and senior to the borrower's equity in a transaction. Mezzanine financing may take the form of loans secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

        A preferred equity investment is another method of financing in which preferred equity investments in entities that directly or indirectly own real property are formed. In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, the Company typically becomes a member in the ownership entity.

Concentration of Credit Risk

        The Company operates in one portfolio segment, commercial mortgage loans and investments. Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 32% of total assets as of December 31, 2010. At December 31, 2009, the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 31% of total assets. As of December 31, 2010 and 2009, the Company had 113 and 126 loans and investments, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3—Loans and Investments (Continued)

        In addition, in 2010 and 2009, no single loan or investment represented 10% of the Company's total assets. In 2010, 2009 and 2008, the Company generated approximately 10%, 12% and 9%, respectively, of revenue from Ezra Beyman, the key principal of several loans and an experienced owner / operator of commercial real estate.

        As a result of the loan review process at December 31, 2010, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $301.5 million and a weighted average loan-to-value ("LTV") ratio of 97%, compared to lower-risk loans with a carrying value, before loan loss reserves, of $1.3 billion and a weighted average LTV ratio of 87%.

        As a component of the Company's policies and procedures for loan valuation and risk assessment, each loan and investment is assigned a credit risk rating. Individual ratings range from one to five, with one being the lowest risk and five being the highest. Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, LTV ratio, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. Given the Company's asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating. That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a 'high-risk" loan. All assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance is reviewed, and forward-looking projections are created. Generally speaking, given the Company's typical loan and investment profile, a risk rating of three suggests that the Company expects the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired. A risk rating of four indicates the Company anticipates that the loan will require a modification of some kind. A risk rating of five indicates the Company expects the loan to underperform over the term, and that there could be loss of interest and/or principal. Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3—Loans and Investments (Continued)

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class as of December 31, 2010 and 2009 is as follows:

	As of December 31, 2010				As of December 31, 2009
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Internal Risk Rating	LTV Ratio	Unpaid Principal Balance	Percentage of Portfolio	Internal Risk Rating	LTV Ratio
Multi-family	$615,788,256	37.7%	3.6	87%	$757,302,751	37.2%	3.8	89%
Office	563,914,007	34.5%	3.3	87%	569,604,886	28.0%	3.4	92%
Hotel	220,277,021	13.5%	3.9	95%	338,078,058	16.6%	4.1	96%
Land	164,161,755	10.0%	4.1	94%	250,431,776	12.3%	4.3	94%
Commercial	55,073,229	3.4%	3.6	92%	97,162,618	4.8%	3.9	91%
Condo	14,650,000	0.9%	3.9	90%	15,869,227	0.8%	4.5	99%
Retail	—	—	—	—	6,585,638	0.3%	5.0	100%

Total	$1,633,864,268	100.0%	3.6	89%	$2,035,034,954	100.0%	3.8	92%

Geographic Concentration Risk

        As of December 31, 2010, 38%, 15%, and 12% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York, California and Florida, respectively. As of December 31, 2009, 38%, 13%, and 11% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York, California and Florida, respectively.

Impaired Loans and Allowance for Loan Losses

        The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. As a result of the Company's normal loan review process during the year, it was determined that 30 loans with an aggregate carrying value, before loan loss reserves, of $530.6 million were impaired at December 31, 2010. At December 31, 2009, 31 loans with an aggregate carrying value, before loan loss reserves, of $693.7 million were impaired and at December 31, 2008, ten loans with an aggregate carrying value, before loan loss reserves, of $443.2 million were impaired.

        The Company performed an evaluation of the impaired loans and determined that the fair value of the underlying collateral securing the loans was less than the net carrying value of the loans, resulting in a $100.9 million provision for loan losses for the year ended December 31, 2010. During the year ended December 31, 2010, the Company received $15.2 million in cash recoveries related to three loans which were previously fully reserved, as well as $2.9 million in recoveries related to two loans in which the underlying properties were sold and the Company provided financing to the new operators. These recoveries were recorded in provision for loan losses on the Statement of Operations. The effect of these recoveries resulted in a provision for loan losses, net of recoveries, of $82.8 million for the year ended December 31, 2010. Of the $100.9 million of loan loss reserves recorded during the year ended December 31, 2010, $59.8 million was on loans on which the Company had previously recorded reserves, while $41.1 million of reserves related to other loans in the Company's portfolio. During the years ended December 31, 2009 and 2008, the Company recorded provision for loan losses of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3—Loans and Investments (Continued)

$241.3 million and $132.0 million, respectively. In January 2011, the Company received a $0.3 million recovery related to a loan that was previously fully reserved which will be recorded in the first quarter of 2011.

        A summary of the changes in the allowance for loan losses is as follows:

	For the Twelve Months Ended December 31, 2010	For the Twelve Months Ended December 31, 2009
Allowance at beginning of the period	$326,328,039	$130,500,000
Provision for loan losses	100,932,519	241,328,039
Charge-offs	(194,910,892)	(41,250,000)
Market value adjustments(1)	(8,758,598)	—
Recoveries of reserves	(18,120,766)	—
Reclassified to real estate owned, net	—	(4,250,000)

Allowance at end of the period	$205,470,302	$326,328,039

(1)
Market value adjustments represent discounts to the face values of loans that were amended and transferred to third party borrowers at below market interest rates. These discounts will be accreted into interest income using the effective yield or interest method over the life of the amended loan.

        A summary of the Company's impaired loans by asset class as of December 31, 2010 is as follows:

	For the Year Ended December 31, 2010
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$190,572,190	$189,163,526	$77,681,683	$222,921,562	$14,441,677
Office	91,205,342	86,132,382	27,996,434	63,250,888	4,391,819
Hotel	118,671,507	116,643,603	32,021,515	135,026,570	8,479,337
Land	130,255,661	128,686,443	58,700,000	166,491,482	9,312,061
Commercial	—	—	—	19,148,544	—
Condo	10,000,000	10,000,000	9,070,670	12,934,614	330,175
Retail	—	—	—	3,292,818	18,826

Total	$540,704,700	$530,625,954	$205,470,302	$623,066,478	$36,973,895

(1)
Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)
Represents an average of the beginning and ending unpaid principal balance of each asset class.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3—Loans and Investments (Continued)

        A summary of the Company's impaired loans by asset class as of December 31, 2009 is as follows:

	For the Year Ended December 31, 2009
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$255,270,934	$254,853,858	$93,580,679	$198,258,145	$11,565,125
Office	35,296,434	30,523,443	21,796,434	17,648,217	2,178,622
Hotel	151,381,632	149,544,363	112,000,000	184,417,900	3,037,606
Land	202,727,303	198,012,008	71,100,926	136,544,923	5,479,076
Commercial	38,297,087	38,298,906	10,000,000	19,148,544	—
Condo	15,869,227	15,869,227	14,500,000	15,488,093	762,268
Retail	6,585,636	6,565,628	3,350,000	3,292,818	302,519

Total	$705,428,253	$693,667,433	$326,328,039	$574,798,640	$23,325,216

(1)
Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)
Represents an average of the beginning and ending unpaid principal balance of each asset class.

        During the year ended December 31, 2010, the Company wrote down six loans with an aggregate carrying value of $122.7 million to $94.3 million, after principal paydowns of $8.8 million, sold two loans with a carrying value of $108.7 million, at a discount, for approximately $60.0 million and received $45.3 million in principal payoffs on eight loans with a total carrying value of $158.2 million. The Company also wrote off two loans with a carrying value of $30.3 million. The Company recorded charge-offs to reserves of $194.9 million, market value adjustments of $8.8 million and losses on restructurings totaling $7.2 million related to these transactions. During the year ended December 31, 2009, the Company wrote down five loans with an aggregate carrying value of $240.8 million to $198.7 million and sold two loans with a carrying value of $80.1 million, at a discount, for approximately $32.5 million. The Company also settled a loan with a carrying value of $1.5 million, at a discount, for approximately $1.2 million, and received $11.8 million in principal paydowns on two loans with a total carrying value of $22.9 million. The Company recorded charge-offs to reserves of $41.3 million and losses on restructurings totaling $57.6 million related to these transactions.

        During the fourth quarter of 2009, the Company entered into an agreement to sell one of its bridge loans for $35.0 million. The Company received $20.5 million in non-refundable deposits from the purchaser during the fourth quarter of 2009, which was recorded in other liabilities on the Company's December 31, 2009 Consolidated Balance Sheet. The remaining purchase price of $14.5 million was collected at the close of the transaction in April 2010.

        In 2010, the Company also reclassified a $5.6 million loan loss reserve related to a junior participation loan on a property that was acquired through deed-in-lieu of foreclosure and recorded to real estate owned, net, on the Company's Consolidated Balance Sheet in the second quarter of 2010, and then terminated the loan and removed the reserve. In 2009, the Company reclassified a $4.3 million loan loss reserve related to a bridge loan on a property that was acquired through

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3—Loans and Investments (Continued)

foreclosure and recorded to real estate owned, net. See Note 7—"Real Estate Owned and Held-For-Sale" for further details.

        As of December 31, 2010, nine loans with a net carrying value of approximately $25.6 million, net of related loan loss reserves of $54.2 million, were classified as non-performing and all nine loans had loan loss reserves. Income is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. Additionally, the Company has five loans with an unpaid principal balance totaling approximately $105.3 million, which mature in June 2011, that are collateralized by a land development project. The loans do not contain a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $95.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%. During the fourth quarter of 2010, the Company suspended the recording of the accrual rate of interest on these loans, which totaled approximately $2.4 million, as these loans were impaired and management deemed the collection of this interest to be doubtful. The company has recorded cumulative allowances for loan losses of $43.7 million related to these loans as of December 31, 2010. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans. As of December 31, 2009, 13 loans with a net carrying value of approximately $110.8 million, net of related loan loss reserves of $115.0 million, were classified as non-performing for which income recognition had been suspended. The Company had previously established loan loss reserves on all of these loans. As of December 31, 2008, four loans with a net carrying value of approximately $113.0 million, net of related loan loss reserves of $20.5 million, were classified as non-performing for which income recognition had been suspended, of which one loan with a carrying value of approximately $38.3 million did not have a loan loss reserve.

        A summary of the Company's non-performing loans by asset class as of December 31, 2010 and 2009 is as follows:

	As of December 31, 2010			As of December 31, 2009
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multi-family	$41,236,389	$1,363,097	$39,873,292	$94,520,587	$61,509,965	$33,010,622
Office	9,806,298	—	9,806,298	9,807,581	—	9,807,581
Hotel	3,671,507	—	3,671,507	—	—	—
Land	24,999,972	—	24,999,972	79,336,557	—	79,336,557
Commercial	—	—	—	38,298,906	—	38,298,906
Retail	—	—	—	3,815,718	—	3,815,718

Total	$79,714,166	$1,363,097	$78,351,069	$225,779,349	$61,509,965	$164,269,384

        At December 31, 2010, the Company does not have any loans contractually past due 90 days or more that are still accruing interest. Also, the Company had unfunded commitments totaling $0.2 million on modified loans which were considered "troubled debt restructurings." At December 31, 2010, there were three loans in the Company's portfolio with an aggregate carrying value of $99.5 million which underwent troubled debt restructurings that are neither impaired nor

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3—Loans and Investments (Continued)

non-performing and thus are not included in the discussions above. There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of December 31, 2010, 2009 and 2008.

Note 4—Available-For-Sale Securities

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2010:

	Face Value	Amortized Cost	Other-Than- Temporary Impairment	Unrealized Gain / (Loss)	Estimated Fair Value
Common equity securities	$—	$88,184	$(29,395)	$117,579	$176,368
Collateralized debt obligation bond	10,000,000	7,975,405	(6,975,405)	—	1,000,000
Commercial mortgage-backed security	2,100,000	2,122,050	—	—	2,122,050

Total available-for-sale securities	$12,100,000	$10,185,639	$(7,004,800)	$117,579	$3,298,418

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2009:

	Face value	Amortized Cost	Other-Than- Temporary Impairment		Unrealized Gain / (Loss)	Estimated Fair Value
Common equity securities	$—	$529,104	$(440,920)		$—	$88,184
Collateralized debt obligation bonds	25,000,000	11,607,136	(11,207,136	)(1)	—	400,000

Total available-for-sale securities	$25,000,000	$12,136,240	$(11,648,056)		$—	$488,184

(1)
Cumulative total includes $9.8 million in 2009 and $1.4 million in 2008.

        The following is a summary of the underlying credit rating of the Company's collateralized debt obligation ("CDO") bonds and commercial mortgage-backed security ("CMBS") investment classified as available-for-sale at December 31, 2010 and 2009:

	At December 31, 2010			At December 31, 2009
Rating(2)	#	Amortized Cost	Percent of Total	#	Amortized Cost	Percent of Total
BBB+	–	$—	—	1	$10,219,636	88%
BB-	1	7,975,405	79%	–	—	—
B	–	—	—	1	1,387,500	12%
CCC-	1	2,122,050	21%	–	—	—

	2	$10,097,455	100%	2	$11,607,136	100%

(2)
Based on the rating published by Standard & Poor's for each security.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4—Available-For-Sale Securities (Continued)

        During the fourth quarter of 2010, the Company purchased a $2.1 million CMBS investment at a premium, which is collateralized by a portfolio of hotel properties. The Company currently has two mezzanine loans with a carrying value before loan loss reserves of $30.0 million related to this portfolio. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 9.5 years, but has an estimated remaining life of 0.5 years due to the maturity of the underlying asset.

        In March 2010, the Company sold a AAA rated CMBS investment, with an amortized cost of $1.5 million, for $1.8 million and a BBB rated CMBS investment with a amortized cost of $9.6 million for $12.5 million and recorded an aggregate gain of approximately $3.3 million in its 2010 Consolidated Statement of Operations. These securities were classified as held-to-maturity at December 31, 2009, however, the Company made the decision to sell the securities at a gain due to favorable market opportunities. Accordingly, because this was considered a change of intent to hold the securities, the Company reclassified all remaining held-to-maturity securities, with a carrying amount of $54.4 million, to available-for-sale at their estimated fair value of $35.8 million, with a net unrealized loss of $18.6 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet in the first quarter of 2010. See Note 5—"Securities Held-To-Maturity" for further details. During the first quarter of 2010, the Company had also purchased an additional $4.5 million investment grade CMBS, at a discount of less than $0.1 million.

        In June 2010, the Company sold three investment grade commercial real estate CDO bonds, rated AA, BBB+ and BBB, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, and recorded an aggregate realized loss on sale of securities of $10.5 million in its 2010 Consolidated Statement of Operations. Additionally, in June 2010, the Company sold two AAA rated CMBS investments, with an aggregate face value of $6.5 million and an amortized cost of $6.3 million, for $6.5 million, and recorded an aggregate realized gain on sale of securities of $0.2 million in its 2010 Consolidated Statement of Operations. Upon the sale of these securities in the second quarter of 2010, the Company reclassified $11.6 million from accumulated other comprehensive loss into loss on sale of securities based on the specific amounts recorded to accumulated other comprehensive loss for each investment.

        At December 31, 2009, a BBB+ rated investment grade CDO bond, with a face value of $20.0 million and a discount of $9.8 million, and a B rated investment grade CDO bond, with a face value of $5.0 million and a discount of $3.6 million, were reclassified from held-to-maturity to available-for-sale. The Company exchanged these two bonds in the retirement of a portion of its own junior subordinated notes in February 2010. See Note 8—"Debt Obligations—Junior Subordinated Notes" for further details. These securities bore interest at a weighted average spread of 56 basis points over LIBOR, had a weighted average stated maturity of 42.3 years, and had an estimated average remaining life of 7.3 years due to the maturities of the underlying assets. See Note 5—"Securities Held-To-Maturity" below.

        Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. The company does not intend to sell the remaining CDO bond or CMBS investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity. The Company evaluates these securities periodically to determine whether a decline in their value is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4—Available-For-Sale Securities (Continued)

other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment. The Company's efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. As of December 31, 2010, the CDO bond security available-for-sale has been in a loss position as compared to its original purchase price for more than twelve months. Based on the Company's analysis at June 30, 2010, the Company concluded that this CDO bond investment was other-than-temporarily impaired and recorded a $7.0 million impairment charge in the second quarter of 2010 to the Company's Consolidated Statement of Operations which was reclassified from accumulated other comprehensive loss. No additional impairments were recorded for the year ended December 31, 2010. During the fourth quarter of 2009, an other-than-temporary impairment of $9.8 million was recognized upon the reclassification of the two securities from held-to-maturity to available-for-sale. During the fourth quarter of 2008, the Company determined that the B rated CDO bond was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company's 2008 Consolidated Financial Statements.

        The remaining CDO bond security bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 41.3 years, but has an estimated remaining life of 5.3 years due to the maturities of the underlying assets.

        As of the second quarter of 2010, the Company is no longer accreting income on its remaining CDO bond security. For the year ended December 31, 2010, the Company accreted approximately $0.8 million of CDO bond discount into interest income, representing accretion on approximately $7.5 million of the total original discount. For the year ended December 31, 2009, the Company accreted approximately $2.5 million of CDO bond discount into interest income, representing accretion on approximately $21.0 million of the total original discount. For the years ended December 31, 2010 and 2009, the Company accreted approximately $0.1 million and $0.3 million, respectively, of CMBS discounts into interest income.

        During the year ended December 31, 2010, the Company received principal repayments of $0.3 million on one of the Company's CDO bond securities sold during the second quarter of 2010. In 2009, the Company had received repayments of principal of $2.7 million on this security.

        For the periods ended December 31, 2010 and 2009, the total average yield on the Company's CDO bond and CMBS securities based on their face values was 3.34% and 4.62%, respectively, including the accretion of discount.

        During 2007, the Company purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, for $16.7 million, which had a fair value of $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively. In 2008 and 2009, the Company concluded that these securities were

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4—Available-For-Sale Securities (Continued)

other-than-temporarily impaired and recorded $16.2 million and $0.4 million of impairment charges to the Consolidated Statements of Operations in 2008 and 2009, respectively. During the second quarter of 2010, the Company concluded that these securities were other-than-temporarily impaired under GAAP and recorded a less than $0.1 million impairment charge to the 2010 Consolidated Statements of Operations. As of December 31, 2010, an unrealized gain of $0.1 million related to these securities was recorded in accumulated other comprehensive loss. At December 31, 2009 and 2008, all losses in fair value on the available-for-sale securities to date were recorded as other-than-temporary impairments, and therefore recognized in earnings.

Note 5—Securities Held-To-Maturity

        The Company had no securities held-to-maturity at December 31, 2010.

        The following is a summary of the Company's securities classified as held-to-maturity at December 31, 2009:

	Face Value	Amortized Cost	Other-Than- Temporary Impairment	Carrying Value	Unrealized Gain	Unrealized Loss(1)	Estimated Fair Value
Collateralized debt obligation bonds	$54,989,988	$47,823,843	$—	$47,823,843	$—	$(31,154,843)	$16,669,000
Commercial mortgage-backed securities	17,000,000	12,738,965	—	12,738,965	2,366,955	—	15,105,920

Total securities held-to-maturity	$71,989,988	$60,562,808	$—	$60,562,808	$2,366,955	$(31,154,843)	$31,774,920

(1)
All four collateralized debt obligation bonds were in an unrealized loss position at December 31, 2009.

        The following is a summary of the underlying credit ratings of the Company's securities classified as held-to-maturity at December 31, 2009:

	At December 31, 2009
Rating(2)	#	Amortized Cost	Percent of Total
AAA	3	$32,355,109	53%
AA	1	10,787,743	18%
AA-	1	7,910,558	13%
BBB	1	9,509,398	16%

	6	$60,562,808	100%

(2)
Based on the rating published by Standard & Poor's for each security.

        During the second quarter of 2008, the Company purchased $82.7 million of investment grade commercial real estate CDO bonds for $58.1 million, representing a $24.6 million discount to their face value. The discount was accreted into interest income on an effective yield adjusted for actual

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 5—Securities Held-To-Maturity (Continued)

prepayment activity over the average life of the related security as a yield adjustment. At December 31, 2009, a BBB+ rated CDO bond, with a face value of $20.0 million and a discount of $9.8 million, and a B rated CDO bond, with a face value of $5.0 million and a discount of $3.6 million, were reclassified from held-to-maturity to available-for-sale. During the fourth quarter of 2008, the Company determined that the B rated CDO bond, with an amortized cost of approximately $1.4 million, was other-than-temporarily impaired, resulting in a $1.4 million impairment charge to the Company's 2008 Consolidated Financial Statements. The Company exchanged these two bonds in the retirement of a portion of its own junior subordinated notes in February 2010. An other-than-temporary impairment of $9.8 million was recognized upon the reclassification during the fourth quarter of 2009. See Note 4—"Securities Available-For-Sale" above. For the year ended December 31, 2009, the Company accreted approximately $2.5 million of CDO bond discount into interest income.

        In 2009, the Company purchased $17.0 million of investment grade CMBS for $12.4 million plus accrued interest, representing a $4.6 million discount to their face value. Purchase discounts are accreted into interest income on an effective yield adjusted for actual prepayment activity over the average life of the related security as a yield adjustment. For the year ended December 31, 2009, the Company accreted approximately $0.3 million of CMBS discount into interest income.

        In March 2010, the Company sold a AAA rated CMBS investment with a amortized cost of $1.5 million for $1.8 million and a BBB rated CMBS investment with a amortized cost of $9.6 million for $12.5 million and recorded an aggregate gain of approximately $3.3 million in its 2010 Consolidated Statement of Operations. These securities were classified as held-to-maturity at December 31, 2009, however, the Company made the decision to sell the securities at a gain due to favorable market opportunities. As a result, the Company reclassified all of its remaining held-to-maturity securities, with a carrying amount of $54.4 million to available-for-sale at their estimated fair value of $35.8 million, with a net unrealized loss of $18.6 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet in the first quarter of 2010.

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

        Securities classified as held-to-maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or interest method. The Company evaluates held-to-maturity securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 5—Securities Held-To-Maturity (Continued)

        In 2008, the Company entered into a repurchase agreement with a financial institution for the purpose of financing a portion of the Company's CDO bond securities. At December 31, 2009, the balance of this facility totaled $0.2 million and in January 2010, the facility was repaid in full.

Note 6—Investment in Equity Affiliates

        As of December 31, 2010 and 2009, the Company had approximately $66.0 million and $64.9 million of investments in equity affiliates, respectively, which are described below:

	Investment in Equity Affiliates at		Unpaid Principal Balance to Equity Affiliates at
Equity Affiliates	December 31, 2010	December 31, 2009	December 31, 2010
930 Flushing & 80 Evergreen	$554,476	$491,975	$24,073,229
450 West 33rd Street	—	1,136,960	50,000,000
1107 Broadway	5,720,000	5,720,000	—
Alpine Meadows	—	—	33,500,000
St. John's Development	—	144,605	25,000,000
Lightstone Value Plus REIT L.P	55,988,409	55,988,409	—
JT Prime	851,000	851,000	—
West Shore Café	2,147,000	—	4,000,000
Issuers of Junior Subordinated Notes	578,000	578,000	—

Total	$65,838,885	$64,910,949	$136,573,229

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

        The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively. The bridge loan was extended for two one-year periods and during the second quarter of 2008, the Company was repaid in full. In addition, in August 2005, the joint venture refinanced one of these properties with a $25.0 million amortizing bridge loan provided by the Company. The loan matures in April 2011, has a fixed rate of 6.45%, and has an outstanding principal balance of $24.1 million at December 31, 2010. Proceeds from this loan were used to pay off senior debt as well as the Company's $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6—Investment in Equity Affiliates (Continued)

operating agreement of which the Company received $1.3 million, which was recorded as a return of capital in 2005. During 2008, the Company received a $0.2 million return of capital from contribution made in 2007. In addition, during 2010, the Company contributed an additional $0.1 million of capital. As a result, the Company had a $0.6 million investment as of December 31, 2010.

450 West 33rd Street

        In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property (an office building) to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property's air rights which resulted in the Company retaining an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was allocated to the members in accordance with their ownership percentages. The guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of guaranteed debt. The Company's portion of the guarantee is $76.3 million. The transaction was structured to provide for a tax deferral for an estimated period of seven years. The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt, and $19.0 million as prepaid management fees related to the incentive compensation management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property. See Note 17—"Management Agreement" for further details. In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which has a maturity of July 2011 and bears interest at LIBOR plus 4.35%. In the fourth quarter of 2010, the Company recorded a $4.0 million loan loss reserve related to this loan reducing the net carrying value to $46.0 million at December 31, 2010. Additionally, current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the fourth quarter of 2010, the Company recorded an other-than-temporary impairment of $1.1 million for the remaining amount of this investment in loss from equity affiliates in the Company's Consolidated Statements of Operations, reducing the balance of the investment to $0 at December 31, 2010.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6—Investment in Equity Affiliates (Continued)

        In October 2007, the partnership sold 50% of its economic interest in the 1107 Broadway property. The partnership was recapitalized with financing of approximately $343.0 million, of which approximately $203.0 million was funded with the unfunded portion to be used to develop the property. The Company received net proceeds of approximately $39.0 million from this transaction as a return on invested capital. The investor group, on a pro-rata basis, retains a 50% economic interest in the property, representing approximately $29.0 million of capital. The Company recorded a $5.7 million investment in equity affiliate and a deferred gain of $3.5 million, which was net of a $2.2 million deferred tax asset, related to its 10% retained interest in the 1107 Broadway property. In 2010, the Company received a tax refund of $0.3 million and recorded a $1.9 million valuation allowance against the remaining deferred tax asset. As a result, at December 31, 2010, the Company had a $5.7 million investment as well as a $5.7 million deferred gain related to this asset.

Alpine Meadows

        In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total acres in northwestern Lake Tahoe, California. The Company's invested capital represents 65% of the total equity of the transaction and the Company would be allocated 65% of the profits and losses. The Company also provided a $30.5 million first mortgage loan which was extended during 2009 to September 2012 and bears a fixed rate of interest. For the years ended December 31, 2009 and 2008, the Company recorded net income of $1.6 million and $3.1 million in losses from this equity investment, respectively. This amount reflects Arbor's portion of the joint venture's income and losses, net of depreciation expense, and was recorded in (loss) income from equity affiliates and as an increase or reduction to the Company's investment in equity affiliates on the Consolidated Balance Sheet. Current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the second quarter of 2009, the Company recorded an other-than-temporary impairment of $11.7 million for the remaining amount of this investment in loss from equity affiliates in the Company's Consolidated Statements of Operations, reducing the balance of the investment to $0 at December 31, 2009. As a result, no income or loss was recorded for the year ended December 31, 2010.

        In the fourth quarter of 2009, the Company increased by $3.0 million its first mortgage loan to $33.5 million and decreased the invested capital by $3.0 million to $10.2 million, as well as providing a $0.5 million revolver loan. As a result of this modification, the Company's profits interest was reduced from 39.0% to 35.4% and the invested capital and allocated percentage of profits and losses was reduced from 65.0% to 58.9%. The Company is not required to make additional capital contributions or fund the losses of the entity. Interest income from the first mortgage loan amounted to $1.1 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6—Investment in Equity Affiliates (Continued)

St. John's Development

        In December 2006, the Company originated a $25.0 million bridge loan with a maturity date in September 2007 with two three-month extensions that bore interest at a fixed rate of 12%. The loan is secured by 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John's River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. In October 2007, the borrower sold the property to an investor group, in which the Company has a 50% non-controlling interest, for $25.0 million. The investor group assumed the $25.0 million mortgage with a new maturity date of October 2009 and had a change in interest rate to LIBOR plus 6.48%, with a LIBOR floor of 4.50%. In connection with this transaction, the Company contributed $0.5 million to cover other operational costs of acquiring and maintaining the property. During the fourth quarter of 2009, the mortgage loan was modified to extend the maturity date to January 2010 and modified to change the interest rate to LIBOR plus 6.48% with no LIBOR floor. During the first quarter of 2010, the mortgage loan was modified to an interest rate of LIBOR plus 2.00% and, as of June 2010, was in default.

        The managing member of the investor group is an experienced real estate developer who retains a 50% controlling interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan was recorded as a return of capital and reduction of the Company's equity investment and the loan has a $15.0 million allowance for loan loss recorded against it at December 31, 2010. During the year ended December 31, 2009, the Company received $1.6 million of such interest, reducing the Company's investment to $1.9 million. Current accounting guidance requires the Company's investments in equity affiliates to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the third quarter of 2009, the Company recorded an other-than-temporary impairment of $1.9 million for the remaining amount of the investment which was recorded in loss from equity affiliates in the Company's 2009 Consolidated Statement of Operations. In the fourth quarter of 2009, the Company was able to recover $0.6 million of the loss reducing the balance to $0.1 million at December 31, 2009. No income from this equity interest was recognized for the year ended December 31, 2008. In the first quarter of 2010, the Company contributed $0.4 million to this investment and recovered $0.5 million reducing the balance of the investment to $0 at December 31, 2010. The Company is not required to make additional capital contributions or fund the losses of the entity and accounts for this investment under the equity method.

Lightstone Value Plus REIT L.P. / Prime Outlets / JT Prime

        In December 2003, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest in an unconsolidated joint venture, JT Prime, which owned 15% of Prime Outlets Member, LLC ("POM"), a real estate holding company that owns and operates a portfolio of factory outlet shopping centers. The Company accounted for this investment under the equity method. Additionally, the Company owned a 16.67% carried profits interest through a consolidated entity which has a 25% interest in POM with a third party member owning the remaining 8.33%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6—Investment in Equity Affiliates (Continued)

        In 2007, the Company received distributions from POM of $16.2 million as a result of excess proceeds from refinancing and sales activities on certain assets in the POM portfolio. The excess proceeds were distributed to each of the partners in accordance with POM's operating agreement. The Company recorded $11.2 million as interest income, representing the portion attributable to the 16.7% carried profits interest, and $5.0 million as income from equity affiliates, representing the portion attributable to the 7.5% equity interest.

        In June 2008, the Company entered into an agreement ("the agreement") to transfer its 16.67% interest in POM, at a value of approximately $36.7 million, in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P.

        In connection with the agreement, the Company borrowed from Lightstone Value Plus Real Estate Investment Trust, Inc. approximately $33.0 million, which was initially secured by its 16.67% interest in POM, has an eight year term, and bears interest at a fixed rate of 4% with payment of the interest deferred until the closing of the transaction. As a result, during the second quarter of 2008, the Company recorded approximately $33.0 million of cash, $49.5 million of debt related to the proceeds received from the loan secured by the consolidated entity's 25% interest in POM, which was recorded in notes payable, a $16.5 million receivable from the third party member share of the consolidated entity's 25% interest, which was recorded in other assets, and a deferred expense related to the incentive management fee of approximately $7.3 million.

        In addition, the Company prepaid the $7.3 million in incentive management fees to its manager in 2008 related to this transaction, which was paid in 355,903 shares of Arbor Realty Trust, Inc. common stock and $4.1 million in cash. In accordance with the amended management agreement, installments of the annual incentive fee are subject to potential reconciliation at the end of the fiscal year. Since no incentive fee was earned for 2009, the prepaid management fee was to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the total payment was made in cash, and was to be offset against any future incentive management fees or success-based payments earned by the Company's manager prior to June 30, 2012. On December 16, 2010, ACM surrendered 701,197 shares of the Company's common stock in payment of $3.6 million, or a 50% portion of the $7.3 million related party receivable. The remaining $3.6 million was offset against the 2010 incentive management fee as of December 31, 2010. See Note 17—"Management Agreement" for further details.

        In the fourth quarter 2008, the Company received a $1.0 million distribution from POM related to its 24.17% equity and profits interest, the result of excess proceeds from the operation of the business. Of the distribution received by the Company, $1.0 million was recorded as interest income, representing the distribution received from the 25% profits interest, $0.3 million was recorded as net income attributable to noncontrolling interest relating to a third party member's 8.33% minority interest share of the profits interest and $0.3 million was recorded as income netted in loss from equity affiliates, representing the portion received from the Company's 7.5% equity interest. In accordance with the agreement, $0.7 million of the distribution relating to the 16.67% profits interest was used to pay down a portion of the $33.0 million debt and reduced the value of the Company's interest when exchanged for preferred and common operating partnership units at closing, thereby reducing the Company's gain.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6—Investment in Equity Affiliates (Continued)

        In March 2009, the Company exchanged its 16.67% interest in POM for approximately $37.3 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. and the $33.4 million loan is now secured by these preferred and common operating partnership units. The Company accounts for its Lightstone Value Plus REIT L.P. investment under the cost method. In June 2013, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4%. The Company retained its 7.5% equity interest in POM. During the years ended December 31, 2010 and 2009, the Company recorded $2.7 million and $2.0 million, respectively, of dividends from the preferred and common operating partnership units which were reflected in interest income in the Company's Consolidated Statement of Operations.

        Through the consolidated entity that owned the 16.67% interest, the Company recorded in its first quarter 2009 Consolidated Financial Statements an investment of approximately $56.0 million for the preferred and common operating partnership units, gain on exchange of profits interest of approximately $56.0 million, net income attributable to noncontrolling interest of approximately $18.7 million related to the third party member's portion of income recorded, noncontrolling interest due to the third party member of approximately $2.1 million and a reduction of a $16.5 million receivable from the third party member which was previously recorded in other assets. The gain of $56.0 million reflects the fair value of the investment in preferred and operating partnership units received in exchange for the 16.67% profits interest. The Company's profits interest had no cost basis at the time of the exchange.

        As a result of the $1.0 million of interest expense and $1.0 million of interest income recorded in 2008 from the consolidated entity that holds the 25% profits interest in POM, the Company recorded less than $0.1 million of noncontrolling interest in consolidated entity on the Company's Consolidated Balance Sheet at December 31, 2008. Due to the POM transaction in March 2009, the Company recorded an additional $18.7 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million, resulting in a balance of noncontrolling interest in consolidated entity of $2.0 million and $1.9 million on the Company's Consolidated Balance Sheet at December 31, 2010 and 2009, respectively.

        In August 2009, the Company exchanged its remaining 7.5% equity interest in POM for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. JT Prime received preferred and common operating units valued at approximately $17.0 million, as well as additional cash consideration of approximately $4.4 million. As there was no remaining basis in the interest in POM held by the unconsolidated joint venture, the unconsolidated joint venture recorded a gain of $21.4 million equal to the value of the operating partnership units and cash received. In connection with this transaction, JT Prime borrowed approximately $15.3 million from Lightstone Value Plus Real Estate Investment Trust, Inc., which is secured by the preferred and common operating partnership units and has an eight-year term. In August 2014, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4.00%. The unconsolidated joint venture recorded a nominal amount of dividends from the preferred and common operating partnership units and interest expense related to the note. The Company accounts for its investment in JT Prime under the equity method. As a result of this transaction, the Company recorded

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6—Investment in Equity Affiliates (Continued)

income from equity affiliates of $10.7 million, representing the Company's share of the net income recorded by the unconsolidated joint venture, in its third quarter 2009 Consolidated Financial Statements. The Company received distributions totaling $9.9 million, representing its share of the proceeds from the note and additional consideration received from Lightstone by the unconsolidated joint venture. As of December 31, 2010, the carrying value of the Company's investment in JT Prime is $0.9 million. The Company has no continuing involvement with POM after the exchange.

West Shore Café

        In August 2010, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California. The Company also provided a $5.5 million first mortgage loan, $4.0 million of which was initially funded, that matures in August 2013 and bears interest at a weighted average yield of 10.5%.

Issuance of Junior Subordinated Notes

        At December 31, 2008, the Company had invested a total of $8.3 million for 100% of the common shares of nine affiliate entities of the Company, which were formed to facilitate the issuance of $276.1 million of junior subordinated notes. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at fixed and variable rates based on three-month LIBOR.

        In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company's operating partnership for $1.3 million. In addition, in May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company, which were recorded in investment in equity affiliates, in exchange for $268.4 million of newly issued unsecured junior subordinated notes. As a result of these transactions, the Company retired its $7.7 million of common equity and corresponding trust preferred securities reducing its investment in these entities to $0.6 million during the second quarter of 2009. In July 2009, the Company restructured its remaining $18.7 million of trust preferred securities that were not previously exchanged, however, the transaction did not retire the remaining common equity of $0.6 million, which remains as of December 31, 2010. See Note 8—"Debt Obligations" for further information relating to these transactions.

Unconsolidated Financial Statements

        The Company has no unconsolidated investments in equity affiliates accounted for under the equity method that, either individually or in the aggregate, have assets greater than 10% of total consolidated assets or income (loss) greater than 10% of total consolidated income (loss) from continuing operations before income taxes.

Note 7—Real Estate Owned and Held-For-Sale

        The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Tucson, Arizona that had a maturity date of July 2012 and bore interest at a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 7—Real Estate Owned and Held-For-Sale (Continued)

fixed rate of 10%. During 2009, the Company established a $5.6 million provision for loan loss related to this property equal to the carrying value of the loan and in the second quarter of 2010, terminated the loan as well as the provision. In April 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million senior interest in a first mortgage loan. The Company recorded this transaction as real estate owned in its Consolidated Financial Statements at a fair value of $20.8 million and the carrying value represented the fair value of the underlying collateral at the time of the transfer. For the year ended December 31, 2010, the Company recorded property operating income of $1.7 million and property operating expenses, including depreciation, of $2.6 million. At December 31, 2010, this investment's balance sheet was comprised of land and building, net of accumulated depreciation and allowances, totaling approximately $20.1 million, cash of $0.1 million, other assets of $0.6 million, mortgage note payable of $20.8 million and other liabilities of $0.3 million.

        The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company. As a result, during the second quarter of 2009 the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at a fair value of $2.9 million. The carrying value represented the fair value of the underlying collateral at the time of the transfer. For the year ended December 31, 2010, the Company recorded property operating income of $0.8 million and property operating expenses, including depreciation, of $1.5 million. For the year ended December 31, 2009, the Company recorded property operating income of $0.7 million and property operating expenses, including depreciation, of $1.2 million. At December 31, 2010, this investment's balance sheet was comprised of land and building, net of accumulated depreciation and allowances totaling approximately $2.7 million, other assets of $0.1 million and other liabilities of $0.4 million.

        The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008 and 2009, the Company recorded $4.3 million of cumulative provision for loan losses related to this property reducing the carrying amount to $5.6 million. In August 2009, the Company was the winning bidder at a foreclosure sale of the property securing this loan which was recorded as real estate owned. The carrying value represented the then fair value of the underlying collateral at the time of the sale. During the third quarter of 2010, the Company agreed to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $5.5 million and reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements. The Company sold the property to the third party and received net proceeds of approximately $6.8 million in October 2010, recording a $1.3 million gain to income from discontinued operations in its Consolidated Statement of Operations.

        The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property, reducing the carrying value to $3.5 million at March 31, 2008. In April 2008,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 7—Real Estate Owned and Held-For-Sale (Continued)

the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at fair value, which included the Company's $3.5 million carrying value of the mezzanine loan and the $41.4 million first lien mortgage note payable. During the third quarter of 2009, the Company mutually agreed with a first mortgage lender to appoint a receiver to operate the property and the Company is working to assist in the transfer of title to the first mortgage lender. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements, and recorded an impairment loss of $4.9 million in 2009. The Company had originally planned to transfer the property to the first mortgage lender within one year of the date of its designation as held-for-sale, however, due to circumstances beyond the Company's control, the transfer has not been completed within the one year time frame. The Company believes it is reasonable to expect the transfer to be completed in 2011. Based on the facts and circumstances related to this property, the Company will continue to account for this investment as real estate held-for-sale.

        As of December 31, 2010, real estate held-for-sale consisted of land and building, net of accumulated depreciation and allowances of approximately $41.4 million from the office building located in Indianapolis. At December 31, 2010 the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million from the office building. The Company did not record interest expense related to the note payable, as the interest expense is non-recourse and the Company is in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage. For the year ended December 31, 2010 and since appointment in 2009, the receiver's issued financial statements reported net income for the office building investment held-for-sale. The Company believes these amounts are not realizable at this time and, as such, did not record any of this net income. The Company had an investment of approximately $5.5 million in a motel located in Long Beach, California that was reclassified as held-for-sale in the third quarter of 2010 and then sold in the fourth quarter of 2010 for approximately $6.8 million. For the year ended December 31, 2010, income from discontinued operations consisted of a gain on sale of $1.3 million as well as property operating income of $0.4 million and property operating expenses of $0.7 million. For the year ended December 31, 2009, loss from discontinued operations consisted of an impairment loss of $4.9 million as well as property operating income of approximately $3.6 million, property operating expenses of approximately $3.3 million and depreciation and amortization of approximately $0.7 million, which was reclassified to discontinued operations in the Company's Consolidated Statement of Operations. For the year ended December 31, 2008, income from discontinued operations consisted of property operating income of $1.4 million, property operating expenses of $1.4 million and depreciation and amortization of $0.4 million. In addition, discontinued operations have not been segregated in the Company's Consolidated Statements of Cash Flows.

        The Company had an $85.0 million loan secured by a portfolio of six hotel assets in Daytona Beach, Florida that had a maturity date of July 2014 and a weighted average interest rate of approximately 3.75%. During 2010, the Company established a $13.4 million provision for loan loss related to this portfolio reducing its carrying value to $71.6 million as of December 31, 2010. In

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 7—Real Estate Owned and Held-For-Sale (Continued)

February 2011, the portfolio of hotel assets securing this loan were transferred to the Company by the owner, a creditor trust. As of the date of this transaction, as well as December 31, 2010, the loan was contractually current. The Company will record this transaction as real estate owned at fair value in its first quarter 2011 Consolidated Financial Statements.

Note 8—Debt Obligations

        The Company utilizes a repurchase agreement, loan participation, collateralized debt obligations and junior subordinated notes to finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company's loans and investments.

Repurchase Agreements

        The following table outlines borrowings under the Company's repurchase agreements as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Repurchase agreement, financial institution, $1.0 million committed line at December 31, 2010, expiration June 2011, interest is variable based on one-month LIBOR; the weighted average note rate was 2.80% and 2.77%, respectively	$990,997	$523,938	$2,435,332	$2,523,938
Repurchase agreement, financial institution, an uncommitted line, expiration May 2010, interest is variable based on one and three-month LIBOR; the weighted average note rate was 1.52%	—	—	222,000	400,000

Total repurchase agreements	$990,997	$523,938	$2,657,332	$2,923,938

        At December 31, 2010 and 2009, the weighted average note rate for the Company's repurchase agreements was 2.80% and 2.66%, respectively. There were no interest rate swaps on these repurchase agreements at December 31, 2010 and 2009.

        The Company has a repurchase agreement that bears interest at 250 basis points over LIBOR. In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option. In June 2010, the Company exercised the option, extending the maturity to June 2011. In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount reflecting the one asset currently financed in this facility. During the year ended December 31, 2010, the Company paid down approximately $1.4 million of this facility. At December 31, 2010, the outstanding balance under this facility was approximately $1.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

        In April 2008, the Company entered into an uncommitted master repurchase agreement with a financial institution for the purpose of financing its commercial real estate CDO bond securities. The facility had a term expiring in May 2010, bore interest at pricing over LIBOR, varying on the type of asset financed, and had a balance of $0.2 million at December 31, 2009. In January 2010, the facility was repaid in full.

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

Collateralized Debt Obligations

        The following table outlines borrowings under the Company's collateralized debt obligations as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.52% and 4.22%, respectively	$226,770,198	$341,865,132	$254,101,853	$389,985,735
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.77% and 3.28%, respectively	301,999,004	409,417,838	329,549,487	401,729,747
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.77% and 1.76%, respectively	542,083,353	566,122,381	516,863,845	547,908,818

Total CDOs	$1,070,852,555	$1,317,405,351	$1,100,515,185	$1,339,624,300

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

        At December 31, 2010 and 2009, the aggregate weighted average note rate for the Company's collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.63% and 2.79%, respectively. Excluding the effect of swaps, the weighted average note rate at December 31, 2010 and 2009 was 0.86% and 0.79%, respectively.

        On January 19, 2005, the Company completed its first collateralized debt obligation vehicle, issuing to third party investors four tranches of investment grade collateralized debt obligations ("CDO I") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. ("the Issuer"). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. CDO I was replenished with substitute collateral for loans that were repaid during the first four years of CDO I, up until April 2009. Thereafter, the outstanding debt balance is reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is amortized on a level yield basis over the average estimated life of CDO I. As of April 15, 2009, CDO I has reached the end of its replenishment date and will no longer make $2.0 million amortization payments to investors that were made quarterly prior to the replenishment date. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $28.4 million and $5.1 million were distributed in 2010 and 2009, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding note balance for CDO I was $226.8 million and $254.1 million at December 31, 2010 and 2009, respectively.

        On January 11, 2006, the Company completed its second collateralized debt obligation vehicle, issuing to third party investors nine tranches of investment grade collateralized debt obligations ("CDO II") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. ("the Issuer II"). At inception, the Issuer II held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475.0 million, which serve as collateral for CDO II. The Issuer II issued investment grade notes with an initial principal amount of approximately $356.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO II. Amortization proceeds from CDO II are distributed quarterly with approximately $1.2 million being paid to investors as a reduction of the CDO liability, through the end of the replenishment period in April 2011. Proceeds of $4.7 million were distributed and recorded as a reduction of the CDO II liability during both 2010 and 2009, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding note balance for CDO II was $302.0 million and $329.5 million at December 31, 2010 and 2009, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

        On December 14, 2006, the Company completed its third collateralized debt obligation vehicle, issuing to third party investors 10 tranches of investment grade collateralized debt obligations ("CDO III") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. ("the Issuer III"). At inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The 10 investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO III may be replenished with substitute collateral for loans that are repaid during the first five years. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO III. The outstanding note balance for CDO III was $542.1 million and $516.9 million at December 31, 2010 and 2009, respectively. CDO III has $100.0 million revolving note class that provides a revolving note facility. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding revolving note facility for CDO III was $92.2 million and $86.7 million at December 31, 2010 and 2009, respectively.

        Proceeds from the sale of the 23 investment grade tranches issued in CDO I, CDO II and CDO III were used to repay outstanding debt under the Company's repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company's existing portfolio of assets.

        The Company intends to own these portfolios of real estate-related assets until their maturities and accounts for these transactions on its Consolidated Balance Sheet as financing facilities. The Company's CDOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company's Financial Statements accordingly. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

        During the year ended December 31, 2010, the Company purchased, at a discount, approximately $21.3 million of investment grade rated notes originally issued by the Company's CDO I issuing entity for a price of $9.3 million, $39.2 million originally issued by the Company's CDO II issuing entity for a price of $12.1 million, and $7.2 million originally issued by the Company's CDO III issuing entity for a price of $1.4 million, for a total purchase of $67.7 million of notes in 2010. The notes were purchased from third party investors, except for a $15.0 million note which was purchased from the Company's manager, ACM, for a price of approximately $6.2 million. In 2010, ACM purchased this note from a third party investor for approximately $6.2 million. The Company recorded a net gain on extinguishment of debt of $44.8 million from these transactions in its 2010 Consolidated Statement of Operations.

        In February 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes. During 2009, the Company's purchase of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

approximately $42.8 million CDO bonds consisted of $16.1 million of investment grade rated notes originally issued by the Company's CDO I issuing entity for a price of $3.3 million, $9.3 million originally issued by the Company's CDO II issuing entity for a price of $3.1 million, and $17.3 million originally issued by the Company's CDO III issuing entity for a price of $5.4 million, resulting in a net gain on extinguishment of debt of $31.0 million recorded in the 2009 Consolidated Statement of Operations. The exchange transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company's CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity. See "Junior Subordinated Notes" below for further details.

Junior Subordinated Notes

        The following table outlines borrowings under the Company's junior subordinated notes as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	Debt Carrying Value	Debt Carrying Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $29.4 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	$—	$26,291,219
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,126,543	25,057,081
Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	6,260,453	6,245,736
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,126,543	25,057,081
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	24,497,690	24,430,653
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	—	25,057,081
Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	13,086,871	13,055,465

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

	December 31, 2010	December 31, 2009
	Debt Carrying Value	Debt Carrying Value
Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	14,062,800	14,028,497
Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	28,251,162	28,182,248
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	—	25,057,081
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	—	25,683,687
Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	19,034,178	18,987,535
Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,359,998	2,354,057

Total junior subordinated notes	$157,806,238	$259,487,421

        In February 2010, the Company retired $114.1 million of its junior subordinated notes, with a carrying value of $102.1 million, in exchange for the re-issuance of its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million, CDO bonds of other issuers it had acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash. In the first quarter of 2010, this transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company's CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the bonds through their maturity, a reduction to securities available-for-sale of $0.4 million representing the fair value of CDO bonds of other issuers, and a gain on extinguishment of debt of $26.3 million, or $1.03 per basic and diluted common share.

        In May 2009, the Company retired $247.1 million of its then outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $268.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The new notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the "Modification Period").

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

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

        During the Modification Periods, the Company will be permitted to make distributions of up to 100% of taxable income to common shareholders. The Company has agreed that such distributions will be paid in the form of the Company's stock to the maximum extent permissible under the Internal Revenue Service rules and regulations in effect at the time of such distribution, with the balance payable in cash. This requirement regarding distributions in stock can be terminated by the Company at any time, provided that the Company pays the note holders the original rate of interest from the time of such termination.

        The junior subordinated notes are unsecured, have a maturity of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, the Company had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above, resulting in a loss on termination of swaps of $8.7 million in 2009. See Note 11—"Derivative Financial Instruments" for further information relating to these derivatives.

        In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company's operating partnership for $1.3 million. In 2009, ACM purchased these notes from third party investors for $1.3 million. The Company recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction in the Company's first quarter 2009 Financial Statements. In connection with this transaction, during the second quarter of 2009, the Company retired approximately $0.3 million of common equity related to these junior subordinated notes.

        The carrying value under these facilities was $157.8 million at December 31, 2010 and $259.5 million at December 31, 2009. The current weighted average note rate was 0.50% at December 31, 2010 and 2009, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.85% and 3.96% at December 31, 2010 and 2009, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

The impact of these variable interest entities with respect to consolidation is discussed in Note 10—"Variable Interest Entities."

Notes Payable

        The following table outlines borrowings under the Company's notes payable as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Term credit agreement, Wachovia Bank, National Association, $269.3 million committed line, $35.3 million revolving component, repaid on June 30, 2010, interest was variable based on one-month LIBOR; the weighted average note rate was 4.38%	$—	$—	$269,256,270	$335,960,807
Working capital facility, Wachovia Bank, National Association; $49.5 million committed line repaid on June 30, 2010, interest was variable based on one-month LIBOR, the weighted average note rate was 8.35%	—	—	49,505,228	—
Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	50,157,708	55,988,411	50,157,708	55,988,411
Junior loan participations, repaid on October 15, 2010, secured by the Company's interest in first mortgage loans with principal balances totaling $5.0 million, participation interest based on a portion of the interest received from the loans which have fixed rates of 16.00%	—	—	5,000,000	5,000,000
Junior loan participation, secured by the Company's interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$51,457,708	$57,288,411	$375,219,206	$398,249,218

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

        At December 31, 2010, the aggregate weighted average note rate for the Company's notes payable was 3.95%. There were no interest rate swaps on the notes payable at December 31, 2010. At December 31, 2009, the aggregate weighted average note rate for the Company's notes payable, including the cost of interest rate swaps on assets financed in these facilities, was 4.98%. Excluding the effect of swaps, the weighted average note rate at December 31, 2009 was 4.57%.

        In the first quarter of 2010, the Company entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo, National Association ("Wachovia") whereby the Company could retire all of its $335.6 million of debt outstanding at the time the parties began to negotiate the agreement for a discounted payoff amount of $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility.

        In June 2010, the Company closed on the discounted payoff agreement with Wachovia and entered into a new $26.0 million term financing agreement with a different financial institution collateralized by two multi-family loans. The maturity date of the facility was in December 2010 and the facility bore an Interest rate of LIBOR plus 500 basis points or Prime plus 500 basis points. The Company paid a 1% commitment fee upon closing, and the facility was subject to a minimum quarterly liquidity requirement of $7.5 million in cash and cash equivalents and a minimum quarterly GAAP net worth requirement of $35.0 million. In October 2010, the Company repaid the $26.0 million facility.

        Upon closing on the discounted payoff agreement on June 30, 2010, the Company recorded a $158.4 million gain to its 2010 Consolidated Statement of Operations, net of $0.4 million of stock warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. In accordance with the management agreement with the Company's manager, the gain and all other gains recorded as a result of discounted debt repurchases are included in the calculation of the incentive management fee. The incentive management fee for 2010 was $18.8 million. See Note 17—"Management Agreement" for further details.

        In July 2009, the Company had amended and restructured its term credit agreements, revolving credit agreement and working capital facility (the "Amended Agreements") with Wachovia. The maturity dates of the facilities were extended for three years, with a working capital facility maturity of June 8, 2012 and a term debt facility maturity of July 23, 2012. The term debt facility required a $48.1 million reduction over the three year term, with approximately $8.0 million in reductions due every six months beginning in December 2009. Margin call provisions relating to collateral value of the underlying assets were eliminated, as long as the term loan reductions were met, with the exception of limited margin call capability related to foreclosed or real estate-owned assets. The working capital facility required quarterly amortization of up to $3.0 million per quarter and $1.0 million per CDO, but only if both the CDO was cash flowing to the Company and the Company had a minimum quarterly liquidity level of $27.5 million. Pursuant to the Amended Agreements, the interest rate for the term loan facility was changed to LIBOR plus 350 basis points from LIBOR plus approximately 200 basis points and the interest rate on the working capital facility was changed to LIBOR plus 800 basis from LIBOR plus 500 basis points. The Company had also agreed to pay a commitment fee of 1.00% payable over three years. The Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date.

        Also, during the second quarter of 2009, the Company settled a debt repurchase facility resulting in a gain on early extinguishment of the debt of $15.0 million.

        In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company's profits interest in POM for operating partnership units in Lightstone Value Plus REIT, L.P. The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company's interest in POM, matures in July 2016, and bore interest at a fixed rate of 4% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company's investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. In March 2009, the Company also recorded a gain on exchange of profits interest of $56.0 million. See Note 6—"Investment in Equity Affiliates" for further details. At December 31, 2010, the outstanding balance of this note was $50.2 million.

        The Company has one junior loan participation with an outstanding balance at December 31, 2010 of $1.3 million. Two junior loan participations with a total balance of $5.0 million were paid off in October 2010 when their corresponding loan investment paid off. Participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant's interest in the mortgage loan. Interest expense is based on a portion of the interest received from the loan. The Company's obligation to pay interest on participations is based on the performance of the related loans and investments.

Mortgage Note Payable—Real Estate Owned

        During the second quarter of 2010, the Company assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which the Company had a $5.6 million junior participation loan. The real estate investment was classified as real estate owned in April 2010. The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option. The outstanding balance of this mortgage was $20.8 million at December 31, 2010.

Mortgage Note Payable—Held-For-Sale

        During 2008, the Company assumed a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September of 2009. The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at December 31, 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 8—Debt Obligations (Continued)

Debt Covenants

        The Company's credit facilities do not contain financial covenants and restrictions at December 31, 2010.

        The Company's CDO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company's CDOs were in compliance with all such covenants as of December 31, 2010, as well as on the most recent determination date. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The chart below is a summary of the Company's CDO compliance tests as of the most recent determination date:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization(1)
Current	185.88%	171.81%	109.50%
Limit	184.00%	169.50%	105.60%
Pass / Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	463.06%	552.43%	510.06%
Limit	160.00%	147.30%	105.60%
Pass / Fail	Pass	Pass	Pass

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset's principal balance is multiplied by the lower of the market rate or the asset's recovery rate which is determined by the rating agencies.

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

        Also, no payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The Junior Subordinated Indentures are also cross-defaulted with each other.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 9—Noncontrolling Interest

        Noncontrolling interest in a consolidated entity on the Company's Consolidated Balance Sheet, with a balance of $2.0 million and $1.9 million as of December 31, 2010 and 2009, respectively, represents a third party's interest in the equity of a consolidated subsidiary, and is related to the POM transaction discussed in Note 6—"Investment in Equity Affiliates." For the year ended December 31, 2010, the Company recorded net income of $0.2 million, as well as distributions of $0.2 million, attributable to the noncontrolling equity interest. As a result of the POM transaction in March 2009, the Company recorded $18.7 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.7 million during the first quarter of 2009. For the year ended December 31, 2008, $4.4 million of net income attributable to the noncontrolling interest on the Company's Consolidated Statements of Operations primarily represented income allocated to ACM's noncontrolling interest in the operating partnership discussed below.

        On July 1, 2003, ACM contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP, the Company's operating partnership. This transaction was accounted for as noncontrolling interest and initially entitled ACM to a 28% interest in ARLP. ACM's noncontrolling interest in ARLP was represented by operating partnership units and was adjusted at the end of each reporting period to an amount equal to ACM's ownership percentage of ARLP's net equity. In April 2004, the Company issued 6,750,000 shares of its common stock in an initial public offering and a concurrent offering to one of the Company's directors. In May 2004, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. In addition, the Company issued 2,700,000 common shares in a public offering in June 2007.

        At December 31, 2007, noncontrolling interest in the Company's operating partnership was $72.9 million reflecting ACM's 15.5% limited partnership interest in ARLP. In June 2008, ACM exercised its right to redeem its 3,776,069 operating partnership ("OP") units in the Company's operating partnership for shares of the Company's common stock on a one-for-one basis. As a result, ACM's operating partnership ownership interest in the Company and the balance of noncontrolling interest in the operating partnership were reduced to $0 as of June 30, 2008. The redemption of the noncontrolling interest in operating partnership in exchange for the Company's common stock was recorded at book value and recorded directly to equity in additional paid-in capital. In addition, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company. In connection with this transaction, the Company's board of directors approved a resolution under the Company's charter allowing Ivan Kaufman, the Company's chairman, chief executive officer and president, and ACM, (which Mr. Kaufman has a controlling equity interest in), to exceed the Company's 7% ownership limitation.

Note 10—Variable Interest Entities

        The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in debt securities are potential VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 10—Variable Interest Entities (Continued)

financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.

        A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that impact the VIE's economic performance and (ii) has the right to receive the majority of expected returns or the obligation to absorb the majority of expected losses. The Company's involvement with VIEs primarily affects its financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with its derivative instruments.

Consolidated VIEs

        The Company consolidates its three CDO subsidiaries, which qualify as VIEs, of which the Company is the primary beneficiary. These CDOs invest in real estate and real estate-related securities and are financed by the issuance of CDO debt securities. The Company, or one its affiliates, is named collateral manager, servicer, and special servicer for all CDO collateral assets which the Company believes gives it the power to direct the most significant economic activities of the entity. The Company also has exposure to CDO losses to the extent of its equity interests and also has rights to waterfall payments in excess of required payments to CDO bond investors. As a result of consolidation, equity interests in these CDOs have been eliminated, and the balance sheet reflects both the assets held and debt issued by the CDOs to third parties. The Company's operating results and cash flows include the gross amounts related to CDO assets and liabilities as opposed to the Company's net economic interests in the CDO entities.

        Assets held by the CDOs are restricted and can be used only to settle obligations of the CDOs. The liabilities of the CDOs are non-recourse to the Company and can only be satisfied from each CDO's respective asset pool. Assets and liabilities related to the CDOs are disclosed parenthetically, in the aggregate, in the Company's Consolidated Balance Sheets. See Note 8—"Debt Obligations" for further details.

        The Company is not obligated to provide, has not provided, and does not intend to provide financial support to any of the consolidated CDOs.

Unconsolidated VIEs

        The Company determined that it is not the primary beneficiary of 40 VIEs as of December 31, 2010 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance. VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $773.7 million and exposure to real estate debt of approximately $4.4 billion at December 31, 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 10—Variable Interest Entities (Continued)

        The following is a summary of the Company's variable interests in identified VIEs as of December 31, 2010:

Type	Origination Date	Carrying Amount(1)	Property	Location
Loan and investment	Dec - 03	$50,000,000	Office	New York
Loan	Aug - 05	17,050,000	Office	New York
Loan	Jan - 06	1,300,000	Multifamily	New York
Loan	Mar - 06	10,000,000	Office	Pennsylvania
Loan	Jun - 06	105,255,660	Land	California
Loan	Aug - 06	5,452,137	Multifamily	Indiana
Loan	Aug - 06	6,996,434	Office	Texas
Loan	Sep - 06	2,800,000	Office	Rhode Island
Loan	Oct - 06	1,349,992	Multifamily	South Carolina
Loan	Oct - 06	2,031,012	Multifamily	North Carolina
Loan	May - 08	12,489,188	Multifamily	Florida
Loan	Dec - 06	63,885,000	Multifamily	New York
Loan	Jan - 07	4,123,938	Multifamily	Texas
Loan	Mar - 07	1,960,000	Office	South Carolina
Loan	Mar - 07	67,000,000	Office	New York
Loan	Apr - 08	5,924,306	Multifamily	Indiana
Loan	Feb - 07	53,250,014	Multifamily	Florida
Loan	Mar - 07	2,000,000	Multifamily	Florida
Loan	Mar - 07	6,625,103	Multifamily	Indiana
Loan	Mar - 07	3,671,507	Hotel	Arizona
Loan	Mar - 07	44,500,000	Multifamily	Michigan
Loan	Jul - 07	8,862,183	Multifamily	Texas
Loan	Jul - 07	7,674,146	Multifamily	Texas
Loan	Jul - 07	3,771,493	Multifamily	Texas
Loan	Feb - 08	56,800,000	Multifamily	California
Loan	Jun - 07	29,810,469	Multifamily	Various
Loan	May - 06	10,000,000	Condo	California
Loan	Aug - 07	6,000,000	Multifamily	Florida
Loan	Dec - 04	7,200,000	Multifamily	Indiana
Loan	Dec - 06	32,000,000	Multifamily	Various
Loan	Feb - 07	85,000,000	Hotel	Florida
Loan	Dec - 06	25,000,000	Land	Florida
Loan	Jun - 06	1,870,000	Multifamily	Texas
Loan	Aug - 10	6,147,000	Hotel	California
Loan	Dec - 10	15,235,137	Multifamily	New York
Loan	Dec - 10	7,000,000	Multifamily	Texas
Investment	May - 08	1,000,000	CDO bond	N/A
Investment	Dec - 10	2,122,050	CMBS	N/A
Investment	Apr - 05	187,000	Junior subordinated notes(2)	N/A
Investment	Jun - 06	391,000	Junior subordinated notes(2)	N/A

Total		$773,734,769

(1)
The Company's maximum exposure to loss would not exceed the carrying amount of its investment. At December 31, 2010, $441.1 million of loans to VIEs had corresponding loan loss reserves of approximately $164.4 million and $79.7 million of loans to VIEs were related to loans classified as non-performing. See Note 3—"Loans and Investments" for further details.

(2)
These entities that issued the junior subordinated notes are VIEs. It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company's investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 11—Derivative Financial Instruments

        The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss until the hedged item is recognized in earnings, or net income (loss) attributable to Arbor Realty Trust, Inc., depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings.

        In connection with the Company's interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Specifically, the Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its expected cash receipts and its expected cash payments principally related to its investments and borrowings. The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has entered into various interest rate swap agreements to hedge its exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index; and (iii) use of a LIBOR rate cap in a loan agreement.

        Derivative financial instruments must be effective in reducing the Company's interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company does not use derivatives for trading or speculative purposes.

        The following is a summary of the derivative financial instruments held by the Company as of December 31, 2010 and 2009 (dollars in thousands):

		Notional Value						Fair Value
Designation\ Cash Flow	Derivative	Count	December 31, 2010	Count	December 31, 2009	Expiration Date	Balance Sheet Location	December 31, 2010	December 31, 2009
Non-Qualifying	Basis Swaps	9	$1,056,851	9	$1,061,781	2012 - 2015	Other Assets	$1,306	$2,002

Non-Qualifying	LIBOR Cap	1	$7,000	-	$—	2012	Other Assets	$12	$—

Qualifying	Interest Rate Swaps	-	$—	1	$45,118	2016	Other Assets	$—	$514

Qualifying	Interest Rate Swaps	30	$639,696	33	$663,093	2011 - 2017	Other Liabilities	$(50,803)	$(47,886)

        The fair value of Non-Qualifying Basis Swap Hedges was $1.3 million and $2.0 million as of December 31, 2010 and 2009, respectively, and is recorded in other assets in the Consolidated Balance

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 11—Derivative Financial Instruments (Continued)

Sheet. These basis swaps are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. The fair value of the Non-Qualifying LIBOR Cap Hedge was less than $0.1 million at December 31, 2010 and is recorded in other assets in the Consolidated Balance Sheet. The Company entered into this hedge in December 2010 due to a loan agreement which required a LIBOR Cap of 2%. For the years ended December 31, 2010, 2009 and 2008, the change in fair value of the Non-Qualifying Swaps was $(0.7) million, $(5.2) million and $4.7 million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

        The fair value of Qualifying Cash Flow Hedges as of December 31, 2010 and 2009 was $(50.8) million and $(47.4) million, respectively, and was recorded in other liabilities in the amount of $(50.8) million at December 31, 2010 and in other liabilities in the amount of $(47.9) million and in other assets in the amount of $0.5 million at December 31, 2009. The change in the fair value of Qualifying Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheet. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the year ended December 31, 2010, the Company entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million and one LIBOR Cap with a notional value of approximately $7.0 million that does not qualify as cash flow hedge. In addition, the notional values on one basis swap and two interest rate swaps had net amortization of approximately $48.1 million and six interest rate swaps matured with a combined notional value of approximately $34.9 million. During the year ended December 31, 2009, the Company entered into one new interest rate swap that qualifies as a cash flow hedge with a notional value of approximately $45.1 million and paid $1.7 million, which will be amortized into interest expense over the life of the swap of approximately six years, terminated seven interest rate swaps related to the Company's restructured trust preferred securities with a combined notional value of $185.0 million, for a loss of $8.7 million recorded to loss on termination of swaps, terminated an interest rate swap with a notional value of approximately $33.1 million and terminated a $33.5 million portion of an interest rate swap with a total notional value of approximately $67.0 million. Additionally, one basis swap with a notional amount of $37.2 million matured and the notional values on one basis swap and one interest rate swap were amortized down by approximately $221.7 million. As of December 31, 2010, the Company expects to reclassify approximately $(24.7) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

        Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. As of December 31, 2010 and 2009, the Company has a net deferred loss of $4.5 million and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 11—Derivative Financial Instruments (Continued)

$6.0 million, respectively, in accumulated other comprehensive loss. The Company recorded $1.7 million and $1.1 million as additional interest expense related to the amortization of the loss for the years ended December 31, 2010 and 2009, respectively, and $0.2 million and $0.3 million as a reduction to interest expense related to the accretion of the net gains for the years ended December 31, 2010 and 2009, respectively. The Company also recorded $0.3 million as a reduction to interest expense related to the accretion of the net gains for the year ended December 31, 2008. The Company expects to record approximately $1.6 million of net deferred loss to interest expense over the next twelve months. The Company also recorded a loss of $8.7 million on the termination of the interest rate swaps related to the restructured trust preferred securities directly to loss on terminated swaps in the second quarter of 2009 as the interest rate swaps were determined to no longer be effective or necessary due to the modified interest payment structure of the newly issued unsecured junior subordinated notes.

        The following table presents the effect of the Company's derivative financial instruments on the Statements of Operations as of December 31, 2010, 2009 and 2008 (dollars in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,			Amount of (Loss) or Gain Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Year Ended December 31,			Amount of (Loss) or Gain Reclassified from Accumulated Other Comprehensive Loss into Loss on Terminated Swaps (Ineffective Portion) For the Year Ended December 31,			Amount of (Loss) or Gain Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,
Designation\Cash Flow	Derivative	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(94)	$2,538	$11,623

Qualifying	Interest Rate Swaps	$(1,956)	$43,276	$(68,624)	$(30,949)	$(29,616)	$(12,582)	$—	$(8,730)	$—	$—	$—	$—

        The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of December 31, 2010 and 2009 of approximately $(55.3) million and $(53.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(50.8) million and $(47.4) million, respectively, deferred losses on terminated interest swaps of $(5.5) million and $(7.2) million as of December 31, 2010 and 2009, respectively, and deferred net gains on termination of interest swaps of $1.0 million and $1.2 million as of December 31, 2010 and 2009, respectively.

        The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2010 and 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(21.1) million and $(18.0) million, respectively. These amounts reflect the fair value of assets needed to settle the instruments immediately. As of December 31, 2010 and 2009, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $21.3 million and $18.9 million, respectively, which was recorded in other assets on the Company's Consolidated Balance Sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 12—Commitments and Contingencies

        As of December 31, 2010, the Company had the following material contractual obligations (dollars in thousands):

	Payments Due by Period(1)
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Notes payable	$1,300	$—	$—	$—	$—	$50,158	$51,458
Collateralized debt obligations(2)	85,801	385,376	139,295	240,008	98,513	121,860	1,070,853
Repurchase agreements	991	—	—	—	—	—	991
Junior subordinated notes(3)	—	—	—	—	—	175,858	175,858
Mortgage note payable—real estate owned(4)	—	—	20,750	—	—	—	20,750
Mortgage note payable—held-for-sale(5)	—	41,440	—	—	—	—	41,440

Totals	$88,092	$426,816	$160,045	$240,008	$98,513	$347,876	$1,361,350

(1)
Represents principal amounts due based on contractual maturities

(2)
Comprised of $226.8 million of CDO I debt, $302.0 million of CDO II debt and $542.1 million of CDO III debt with a weighted average remaining maturity of 1.41, 2.40 and 2.63 years, respectively, as of December 31, 2010. In February 2010, the Company re-issued the CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million in exchange for the retirement of a portion of its junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company's CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $22.3 million remains at December 31, 2010. In 2010, the Company repurchased, at a discount, approximately $67.7 million of investment grade notes originally issued by the Company's CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $67.7 million.

(3)
Represents the face amount due upon maturity. The carrying value is $157.8 million, which is net of a deferred amount of $18.1 million. In February 2010, the Company retired $114.1 million of its junior subordinated notes in exchange for the re-issuance of certain of its own CDO bonds, as well as other assets.

(4)
Mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010.

(5)
Mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.

        In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $17.9 million as of December 31, 2010, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $17.9 million outstanding balance at December 31, 2010, the Company's restricted cash balance and CDO III revolver capacity contained

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 12—Commitments and Contingencies (Continued)

approximately $16.3 million available to fund the portion of the unfunded commitments for loans financed by the Company's CDO vehicles.

Litigation

        The Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company.

Note 13—Stockholders' Equity

Preferred Stock

        Concurrent with the formation of the Company, ACM contributed a portfolio of structured finance investments and related debt to ARLP, the operating partnership of the Company, in exchange for 3,146,724 units of limited partnership interest in ARLP and warrants to purchase an additional 629,345 OP units which were exercised in 2004. The Company, ARLP and ACM also entered into a pairing agreement whereby each OP unit issued to ACM, and issuable to ACM upon the subsequent exercise of its warrants for additional OP units, was paired with one share of the Company's special voting preferred stock. Each share of special voting preferred stock entitled the holder to one vote on all matters submitted to a vote of the Company's stockholders. In June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company's operating partnership for shares of the Company's common stock on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were simultaneously redeemed and cancelled by the Company. At December 31, 2010 and 2009, the Company had no preferred shares or OP units outstanding.

Common Stock

        The Company's charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

        In June 2008, the Company issued 3,776,069 common shares upon the exchange of OP units by ACM on a one-for-one basis. As a result, the special voting preferred shares paired with each OP unit, pursuant to a pairing agreement, were simultaneously redeemed and cancelled by the Company. In connection with this transaction, the Company's board of directors approved a resolution of the Company's charter allowing ACM and Ivan Kaufman to own more than the 7% ownership limitation of the Company's outstanding common stock.

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

        In June 2010, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 13—Stockholders' Equity (Continued)

stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. On June 23, 2010, the SEC declared this shelf registration statement effective.

        On December 16, 2010, ACM surrendered 701,197 shares of the Company's common stock in payment of $3.6 million, or a 50% portion of a $7.3 million related party receivable due for partial payment by December 31, 2010. The related party receivable of $7.3 million resulted from the Company's prepayment of a management fee in August 2008 that was not earned due to a net loss for the twelve month period ended December 31, 2009. In accordance with the Company's management agreement amended in August 2009, at least 25% of the related party receivable was due to be repaid by December 31, 2010 and 50% of the total repayment could be in the Company's common stock. See Note 17—"Management Agreement" for further details.

        The Company had 24,776,213 and 25,387,410 shares of common stock outstanding at December 31, 2010 and 2009, respectively.

Deferred Compensation

        The Company has a stock incentive plan, under which the board of directors has the authority to issue shares of stock to certain directors, officers, and employees of the Company and ACM. On April 1, 2010, the Company issued an aggregate of 90,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 (the "Plan) to the independent members of the board of directors. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company recorded $0.3 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2010. In April 2009, the Company accelerated the vesting of all of the unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain employees of the Company and ACM and non-management members of the board. For the year ended December 31, 2009, stock-based compensation was $2.6 million, of which $2.2 million was recorded in employee compensation and benefits and $0.4 million was recorded in selling and administrative expense. For the year ended December 31, 2008, stock-based compensation was $3.0 million, of which $2.4 million was recorded in employee compensation and benefits and $0.6 million was recorded in selling and administrative expense. In May 2009, the Company's shareholders approved an amendment to the Plan to authorize the grant of stock options, as well as the authorization of an additional 1,250,000 shares of the Company's common stock to be reserved for issuance under the Plan.

        Dividends paid on restricted shares are recorded as dividends on shares of the Company's common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

Warrants

        In connection with the Amended Agreements with Wachovia, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants were exercisable immediately

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 13—Stockholders' Equity (Continued)

at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and were partially amortized into interest expense in the Company's Consolidated Statement of Operations as of the second quarter of 2010. The remaining portion totaling $0.4 million was expensed as part of the completion of the Wachovia debt retirement in the second quarter of 2010. See Note 8—"Debt Obligations" for further information relating to this transaction.

Note 14—Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation. Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. The Company's common stock equivalents include the dilutive effect of warrants outstanding and the potential settlement of incentive management fees in common stock.

        For the twelve month period ended December 31, 2010, ACM earned an incentive management fee totaling $18.8 million. As provided for in the management agreement, ACM elected to be paid its incentive management fees partially in the Company's common shares totaling 666,927, which will be issued in 2011, as well as partially in cash of $11.1 million and partially by offsetting the remaining portion of a prepaid 2008 management fee receivable of $3.6 million. See Note 17—"Management Agreement" for further details. A portion of the shares of common stock are considered dilutive for the period in which they were earned but not yet issued.

        In 2008, ACM, the manager of the Company, earned incentive management fees totaling $10.2 million, of which $7.3 million was prepaid relating to the incentive management fee earned from the monetization of the POM equity kicker transaction in June 2008. Based on the terms of the management agreement, ACM elected to receive its incentive management fees partially in cash totaling $5.6 million and partially in common shares totaling 472,582, all of which were issued in 2008. See Note 17—"Management Agreement" for further details. In addition, in June 2008, ACM exercised its right to redeem its 3,776,069 OP units in the Company's operating partnership for shares of the Company's common stock on a one-for-one basis. For the full year December 31, 2008, these common stock equivalents were considered anti-dilutive but excluded from the diluted earnings per share calculation, as periods with a net loss cannot be diluted.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14—Earnings (Loss) Per Share (Continued)

        The following is a reconciliation of the numerator and denominator of the basic and diluted net earnings (loss) per share computations for the years ended December 31, 2010, 2009, and 2008, respectively.

	For the Year Ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations, net of noncontrolling interest	$111,889,278	$111,889,278	$(225,333,978)	$(225,333,978)	$(80,647,550)	$(80,647,550)
Income (loss) from discontinued operations	1,020,933	1,020,933	(5,297,178)	(5,297,178)	(582,294)	(582,294)

Net income (loss) attributable to Arbor Realty Trust, Inc	$112,910,211	$112,910,211	$(230,631,156)	$(230,631,156)	$(81,229,844)	$(81,229,844)

Weighted average number of common shares outstanding	25,424,481	25,424,481	25,313,574	25,313,574	22,916,648	22,916,648
Dilutive effect of warrants	—	148,707	—	—	—	—
Dilutive effect of incentive management fee shares	—	168,102	—	—	—	—

Total weighted average number of common shares outstanding	25,424,481	25,741,290	25,313,574	25,313,574	22,916,648	22,916,648

Income (loss) from continuing operations, net of noncontrolling interest, per common share	$4.40	$4.35	$(8.90)	$(8.90)	$(3.52)	$(3.52)
Income (loss) from discontinued operations per common share	0.04	0.04	(0.21)	(0.21)	(0.02)	(0.02)

Net income (loss) attributable to Arbor Realty Trust, Inc. per common share	$4.44	$4.39	$(9.11)	$(9.11)	$(3.54)	$(3.54)

Note 15—Related Party Transactions

        Due from related party was approximately $0.3 million at December 31, 2010 and consisted of escrows held by ACM related to real estate transactions. Due from related party was $15.2 million at December 31, 2009 and consisted of $7.0 million for a loan paydown received by ACM on the Company's behalf in December 2009, which was remitted in the first quarter of 2010, $0.9 million of escrows held by ACM related to 2009 real estate asset transactions and $7.3 million reclassified in 2009 from prepaid management fee—related party, related to the exchange of the Company's POM profits interest. See Note 6—"Investment in Equity Affiliates" for further details. In accordance with the August 2009 amended management agreement, since no incentive fee was earned for 2009, the overpayment of the management fee related to the POM profits interest was to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the total payment was made in cash, and was to be offset against any future incentive management fees or success-based payments earned by ACM prior to June 30, 2012. On December 16, 2010, ACM

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 15—Related Party Transactions (Continued)

surrendered 701,197 shares of the Company's common stock in payment of $3.6 million, or a 50% portion of the $7.3 million related party receivable. The remaining $3.6 million was offset against the 2010 incentive management fee as of December 31, 2010 below. See Note 17—"Management Agreement" for further details.

        At December 31, 2010, due to related party was $17.4 million and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, offset by the $3.6 million receivable related to the POM profits interest discussed above, and base management fees of $2.3 million due to ACM, all of which will be remitted by the Company in the first quarter of 2011. At December 31, 2009, due to related party was $2.0 million and consisted primarily of base management fees due to ACM, which were remitted by the Company in the first quarter of 2010.

        For the twelve month period ended December 31, 2010, ACM earned an incentive management fee totaling $18.8 million. Based on the terms of the management agreement, the Company offset the balance of a 2008 prepaid management fee receivable of $3.6 million on December 31, 2010, and ACM elected to be paid the remaining incentive management fee in 666,927 shares of the Company's common stock and $11.1 million in cash, which will be subsequently remitted in 2011.

        During the third quarter of 2010, the Company purchased a $15.0 million investment grade rated note originally issued by its CDO II issuing entity for a price of approximately $6.2 million from ACM who had purchased it from a third party investor in the third quarter of 2010 for approximately $6.2 million, and recorded a gain on extinguishment of debt of approximately $8.9 million from this transaction. See Note 8—"Debt Obligations" for further details. During 2009, the Company purchased from ACM, approximately $20.0 million of investment grade rated bonds originally issued by two of its three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company's operating partnership for $9.1 million and recorded a net gain on early extinguishment of debt of $20.3 million. ACM had purchased the CDO notes from third party investors for $8.2 million in 2008, and the junior subordinated notes from third party investors for $1.3 million in 2009.

        In October 2010, the Company purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. As of December 31, 2010, ACM's investment balance in this joint venture was $0.5 million. Interest income recorded from this loan for the year ended December 31, 2010 was approximately $0.1 million.

        In March 2010, an affiliated entity of Mr. Ivan Kaufman contributed $1.1 million for a 50% non-controlling interest in an entity, which owns 31% of a joint venture that acquired a condo development property in Brooklyn, New York. In addition, in March 2010, ACM originated a $3.0 million bridge loan to this joint venture. In May 2010, the Company purchased the loan at par. The loan was paid down $2.2 million in September 2010 and the remaining balance was paid off in October 2010. The loan bore interest at a rate of one-month LIBOR plus 10% and had a maturity date of March 2013. Interest income recorded from this loan for the year ended December 31, 2010 was approximately $0.1 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 15—Related Party Transactions (Continued)

        The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company's chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company's chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company's employees and directors, also hold an ownership interest in ACM. Furthermore, one of the Company's directors is general counsel to ACM and another of the Company's directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM. ACM currently holds approximately 4.7 million of the Company's common shares, representing 18.9% of the voting power of the Company's outstanding stock as of December 31, 2010. The Company's board of directors approved a resolution under the Company's charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to exceed the Company's 7% ownership interest in the Company.

Note 16—Distributions

        The Company must currently distribute at least 90% of its taxable income in order to qualify as a REIT and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. Certain REIT income may be subject to state and local income taxes. The Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions realized in 2009 or 2010 may, at our election, be deferred to future periods. Additionally, the IRS has issued guidance that temporarily allows listed REITs to offer shareholders elective dividends which are paid in a combination of cash and common stock, even if the amount payable in cash is capped, so long as that cap is not less than 10% of the total dividend. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation or provision for loan losses), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 16—Distributions (Continued)

        The following table presents dividends paid by the Company on its common stock for the years ended December 31, 2010, 2009 and 2008:

For Tax Purposes
			Dividend Classified as Ordinary Income			Capital Gain Distribution		Dividend Classified as Return of Capital
Year	Total Dividends Paid	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Qualified Dividend Income(1)	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share
(In Thousands)
2010	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—
2008	$47,361	$2.10	99.05%	$2.08	—	0.95%	$0.02	—	—

(1)
Qualified dividend income is eligible for reduced dividend rates.

        The Company declared and paid distributions of $14,500, $14,500 and $14,539 for the years ended December 31, 2010, 2009 and 2008, respectively, representing the 12.5% return on the preferred shares issued to third parties by its subsidiary REIT.

        Under the terms of the Company's junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company's stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of its taxable income in cash if certain conditions are met, as previously disclosed. See Note 8—"Debt Obligations" for further details.

        Based on the continued difficult economic environment, the board of directors of the Company have elected not to pay a common stock dividend for the year ended December 31, 2010. The board of directors also elected not to pay a common stock distribution with respect to the year ended December 31, 2009 and the quarter ended December 31, 2008. The dividends paid in 2008 fully satisfy the Company's 2008 REIT distribution requirements.

Note 17—Management Agreement

        The Company, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and the Company pays ACM a base management fee and under certain circumstances, an annual incentive fee.

        The Company's chief executive officer is also ACM's chief executive officer and controlling equity owner and the Company's chief financial officer and treasurer is also ACM's chief financial officer. ACM has agreed to provide the Company with structured finance investment opportunities and loan servicing as well as other services necessary to operate its business. The Company relies to a significant extent on the facilities and resources of ACM to conduct its operations. ACM's management of the Company is under the direction or supervision of the Company's board of directors. The management agreement requires ACM to manage the business affairs in conformity with the policies and the general investment guidelines that are approved and monitored by the Company's board of directors.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 17—Management Agreement (Continued)

        The Company and its operating partnership have also entered into a services agreement with ACM pursuant to which its asset management group provides asset management services to ACM. In the event the services provided by its asset management group pursuant to the agreement exceed by more than 15% per quarter the level of activity anticipated by the board of directors, it will negotiate in good faith with its manager an adjustment to the manager's base management fee under the management agreement, to reflect the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by its asset management group.

        On August 6, 2009, the Company amended its management agreement with ACM effective as of January 1, 2009. The amendment was negotiated by a special committee of the Company's board of directors, consisting solely of independent directors and approved unanimously by all of the independent directors.

        The previous base management fee structure, which was calculated as a percentage of the Company's equity, was replaced with an arrangement whereby the Company now reimburses ACM for its actual costs incurred in managing the Company's business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. This change was adopted retroactively to January 1, 2009 and the Company's 2009 base management fee was $8.0 million. The 2010 base management fee was $7.6 million and the 2011 base management fee is estimated to be approximately $7.8 million, which was approved by the special committee of the Company's board of directors. As part of the amendment to the management agreement, all origination fees on investments are now being retained by the Company, whereas under the prior agreement, origination fees up to 1% of the principal amount of the loan were retained by ACM.

        The incentive fee is calculated as (1) 25% of the amount by which (a) the Company's funds from operations per share, adjusted for certain gains and losses including gains from the retirement and restructuring of debt and 60% of any loan loss reserve recoveries (spread over a three year period), exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the greater of $10.00 or the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of the Company's common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of the Company's outstanding shares.

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

        The amended management agreement also allows the Company to consider, from time to time, the payment of additional fees to ACM for accomplishing certain specified corporate objectives; modifies and simplifies the provisions related to the termination of the agreement and any related fees payable in such instances, including for internalization of the management function, with a termination fee of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 17—Management Agreement (Continued)

$10.0 million, rather than payment based on a multiple of base and incentive fees as previously existed; and is renewed automatically for successive one-year terms, unless terminated with six months prior written notice. If the Company terminates or elects not to renew the management agreement without cause, it is required to pay the termination fee of $10.0 million.

        The incentive fee is measured on an annual basis. However, when applicable, ACM receives quarterly installments of the incentive fee in advance. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of each quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year, with an adjustment at year end to reflect the full year's results. At least 25% of any incentive compensation fee is paid to ACM in shares of the Company's common stock, subject to ownership limitations in the Company's charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive fee from and after the date the Company's common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive fee is accrued as it is earned. The expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31 of each year, the Company remeasures the incentive fee expense paid to ACM in shares of the Company's common stock in accordance with current accounting guidance, which discusses how to measure at the measurement date when certain terms are not known prior to the measurement date. Accordingly, expense recorded related to common stock issued as a portion of incentive fee is adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee is determined. In the event the calculated incentive fee for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined.

        ACM is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of its employees, rent for facilities and other "overhead" expenses. The Company is required to pay ACM management fees as well as reimburse ACM for all expenses incurred on behalf of the Company in connection with the raising of capital or the incurrence of debt, interest expenses, taxes and license fees, litigation and extraordinary or non recurring expenses.

        ACM, pursuant to the management agreement with the Company, and Mr. Kaufman, pursuant to his non-competition agreement with the Company, have granted the Company a right of first refusal to pursue all opportunities identified by them or their affiliates to invest in multifamily and commercial mortgage loans and customized financing transactions, including bridge loans, mezzanine loans, preferred equity investments, note acquisitions and participation interests in owners of real properties (collectively, "Structured Finance Investments") as long as such investment opportunities are consistent with the Company's investment objectives and guidelines and such investments would not adversely affect the Company's status as a REIT. These agreements also provide that ACM or Mr. Kaufman, as the case may be, may pursue any opportunity in Structured Finance Investments if the opportunity is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 17—Management Agreement (Continued)

rejected by both the Company's credit committee and a majority of the Company's independent directors.

        Pursuant to the management agreement and Mr. Kaufman's non-competition agreement, the Company has agreed not to pursue, and to allow ACM and its affiliates, including Mr. Kaufman, to pursue opportunities to invest in multi-family and commercial mortgage loans that meet the underwriting and approval guidelines of Fannie Mae, the Federal Housing Administration and conduit commercial lending programs secured by first liens on real property (collectively, the "Manager Target Investments"). In addition to its exclusive right to pursue Manager Target Investments, ACM and its affiliates may pursue any other type of investment (except Structured Finance Investments) without the Company's consent.

        The following table sets forth the Company's base and incentive compensation management fees for the periods indicated:

	For the Year Ended December 31,
Management Fees:	2010	2009	2008
Base	$7,600,000	$15,136,170	$3,539,854
Incentive	18,765,448	—	—

Total expensed	$26,365,448	$15,136,170	$3,539,854

Incentive compensation—prepaid	—	—	7,292,448

Total management fee	$26,365,448	$15,136,170	$10,832,302

        For the year ended December 31, 2010 the Company recorded base management fees of $7.6 million. For the year ended December 31, 2009, as a result of the amended management agreement, the Company recorded base management fees of $15.1 million, or $0.60 per basic and diluted common share. The $15.1 million in 2009 consisted of $8.0 million in base management fees, a $3.0 million retroactive payment for 2008 costs, and success-based payments which were paid for the trust preferred and Wachovia debt restructurings totaling an additional $4.1 million. As mentioned above, the revised management agreement allows for "success-based" payments to be paid to the Company's manager upon the completion of specified corporate objectives in addition to the standard base management fee. No "success-based" payments were made for the year ended December 31, 2010. For the year ended December 31, 2008, ACM earned $3.5 million in base management fees. Of the base management fees recorded, approximately $2.3 million was included in due to related party at December 31, 2010 and 2009, and approximately $0.8 million was included in due to related party at December 31, 2008. These amounts are paid in the quarters subsequent to each respective year end.

        Installments of the annual incentive fee are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. For the twelve month period ending December 31, 2010, ACM earned an incentive management fee of $18.8 million, which was included in due to related party as of December 31, 2010. As provided for in the management agreement, the Company offset the balance of a 2008 prepaid management fee receivable of $3.6 million related to the POM profits interest transaction, as discussed below, and ACM elected to be paid the remaining incentive

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 17—Management Agreement (Continued)

management fee in 666,927 shares of the Company's common stock and $11.1 million in cash, which will be subsequently remitted in 2011. For the years ended December 31, 2009 and 2008, ACM did not earn an incentive management fee.

        As more fully described in Note 8—"Debt Obligations", on June 30, 2010, the Company closed on the discounted payoff agreement with Wachovia and retired all of its debt with Wachovia at the discount described. The successful completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for the manager in 2010. As indicated earlier, gains on the extinguishment of debt are included in the incentive fee calculation and the gain, net of fees, certain expenses, and taxes, attributable to the Wachovia transaction was $157.5 million. However, the Company's funds from operations, which is one of the determinants of the incentive fee calculation, is impacted positively and negatively by a number of other factors, including net interest income, gains and losses on other investments, loan loss reserves and realized losses on loans and general and administrative expense.

        In 2008, the Company recorded a $7.3 million deferred management fee related to the incentive fee attributable to the monetization of the POM profits interest transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. The transaction closed in the second quarter of 2009. See Note 6—"Investment in Equity Affiliates" for further details. The $7.3 million incentive fee was elected by ACM to be paid in 355,903 shares of Arbor Realty Trust, Inc. common stock and $4.1 million paid in cash. In accordance with the amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee was to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the total payment was made in cash, and was to be offset against any future incentive fees or success-based payments earned by the Company's manager prior to June 30, 2012. On December 16, 2010, ACM surrendered 701,197 shares of the Company's common stock in payment of $3.6 million, or a 50% portion of the $7.3 million related party receivable. The remaining $3.6 million was offset against the 2010 incentive management fee as of December 31, 2010.

        Additionally, In 2007, ACM, received an incentive fee installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company's equity affiliates.

Note 18—Income Taxes

        The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. The Company did not have REIT—taxable income for the years ended December 31, 2010 and 2009, and distributed 100% of its 2008 REIT federal taxable income, and therefore, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18—Income Taxes (Continued)

        Under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions realized in 2009 or 2010 may, at the Company's election, be deferred to future periods. As of December 31, 2010, the Company did not have REIT—taxable income with the exception of $0.9 million of estimated state income taxes were incurred in those states that do not adopt the federal tax law that allows the Company to elect to defer income generated from certain debt extinguishment transactions.

        Certain of the Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. The Company did not record a current provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the years ended December 31, 2010, 2009 and 2008 as they were in a net loss position.

        The Company's provision for income taxes was comprised as follows:

	Years Ended December 31,
	2010	2009	2008
Current tax provision:
Federal	$—	$—	$—
State	850,000		—

Total current tax provision	850,000	—	—

Deferred tax (benefit) / provision:
Federal—net of valuation allowance	977,915	—	—
State—net of valuation allowance	732,085	—	—

Total deferred tax (benefit) / provision	1,710,000	—	—

Total provision	$2,560,000	$—	$—

        The Company's effective income tax rate as a percentage of pretax income or loss differed from the U.S. federal statutory rate was as follows:

	Years Ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(34.1)	(33.4)	(33.2)
State and local income taxes, net of federal tax benefit	0.7	0.2	0.3
Change in valuation allowance	0.6	(1.8)	(2.1)

Effective income tax rate	2.2%	—%	—%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18—Income Taxes (Continued)

        The significant components of deferred tax assets (liabilities) were as follows:

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Expenses not currently deductible	$4,105,108	$5,253,373
Net operating loss carryforwards	5,760,550	5,238,973
Interest in equity affiliates—net	(3,147,203)	(2,270,411)

Deferred tax assets	6,718,455	8,221,935
Valuation allowance	(6,718,455)	(6,021,935)

Net deferred tax asset	$—	$2,200,000

        Deferred tax assets, net of deferred tax liabilities, are included in other assets in the Consolidated Balance Sheet. At December 31, 2010, the Company had approximately $9.9 million of deferred tax assets consisting of net operating loss carryforwards and expenses not currently deductible. In addition, the Company's deferred tax assets are offset by approximately $3.2 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $6.7 million.

        At December 31, 2009, the Company had approximately $10.5 million of deferred tax assets consisting of net operating loss carryforwards and expenses not currently deductible. In addition, the Company's deferred tax assets are offset in part by approximately $2.3 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $6.0 million.

        The taxable REIT subsidiaries have federal and state net operating loss carryforwards as of December 31, 2010 and 2009 of approximately $14.8 million and $12.8 million, respectively, which will expire through 2031 and 2030, respectively. The Company has concluded that it is more likely than not that the net operating losses will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, the Company has established a valuation allowance against these net deferred tax assets.

        If the Company chooses to defer its entire income from its debt extinguishment transactions in 2010, the Company will have approximately $166.0 million of federal and state net operating losses and approximately $169.0 million of capital losses. The net operating losses will expire through 2031 and the capital losses will expire through 2016.

        The Company has assessed its tax positions for all open tax years, which includes 2007 to 2010, and concluded there were no material uncertainties to be recognized. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2010, 2009 and 2008.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 19—Due to Borrowers

        Due to borrowers represents borrowers' funds held by the Company to fund certain expenditures or to be released at the Company's discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

Note 20—Fair Value

Fair Value of Financial Instruments

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of financial instruments as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$1,414,225,388	$1,185,144,418	$1,700,774,288	$1,445,837,818
Available-for-sale securities, net	3,298,418	3,298,418	488,184	488,184
Securities held-to-maturity	—	—	60,562,808	31,774,920
Derivative financial instruments	1,317,895	1,317,895	2,516,424	2,516,424
Financial liabilities:
Repurchase agreements	$990,997	$984,662	$2,657,332	$2,637,909
Collateralized debt obligations	1,070,852,555	613,631,643	1,100,515,185	408,149,036
Junior subordinated notes	157,806,238	48,328,132	259,487,421	80,083,264
Notes payable	51,457,708	44,612,375	375,219,206	216,637,119
Mortgage note payable—real estate owned	20,750,000	20,280,173	—	—
Mortgage note payable—held-for-sale	41,440,000	40,781,746	41,440,000	40,510,962
Derivative financial instruments	50,802,533	50,802,533	47,886,372	47,886,372

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 20—Fair Value (Continued)

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

        Available-for-sale securities, net:    Fair values are approximated based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. The fair values of certain CMBS securities that are impaired are estimated by the Company using significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

        Securities held-to-maturity:    Fair values are approximated based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

        Derivative financial instruments:    Fair values are approximated based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheets. The Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.

        Repurchase agreements, notes payable and mortgage notes payable:    Fair values are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financing with similar characteristics and credit quality.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 20—Fair Value (Continued)

Fair Value Measurement

        Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments' or market and the instruments' complexity.

        Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

  •
  Level 1—Inputs are unadjusted and quoted prices exist in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

  •
  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. Level 2 inputs include quoted market prices in markets that are not active for an identical or similar asset or liability, and quoted market prices in active markets for a similar asset or liability. Fair valued assets and liabilities that are generally included in this category are non-government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset-backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

  •
  Level 3—Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations are based on significant unobservable inputs that require a considerable amount of judgment and assumptions. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.

        Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 20—Fair Value (Continued)

        The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2010:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities(1)	$3,298,418	$3,298,418	$176,368	$—	$3,122,050
Derivative financial instruments	1,317,895	1,317,895	—	1,317,895	—
Financial liabilities:
Derivative financial instruments	50,802,533	50,802,533	—	50,802,533	—

(1)
For the year ended December 31, 2010, the Company's equity securities available-for-sale were measured using Level 1 inputs and the Company's CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

        Available-for-sale securities:    Fair values are approximated on current market quotes received from financial sources that trade such securities. The fair values of available-for-sale securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs. The fair values of certain CMBS securities that are impaired are estimated by the Company using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 20—Fair Value (Continued)

        The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-For-Sale Securities
Balance as of December 31, 2009	$—
Transfer from securities held-to-maturity(1)	7,975,405
Purchase of CMBS investment(2)	2,122,050
Adjustments to fair value:
Other-than-temporary impairment(3)	(6,975,405)

Balance as of December 31, 2010	$3,122,050

(1)
The transfer of securities from held-to-maturity to available-for-sale securities occurred in the quarter ended March 31, 2010.

(2)
The purchase of a $2.1 million CMBS investment collateralized by a portfolio of hotel properties occurred in the quarter ended December 31, 2010.

(3)
Other-than-temporary impairment was recorded in the quarter ended June 30, 2010.

        The Company measures certain financial assets at fair value on a nonrecurring basis, such as impaired loans. The fair value of these financial assets was determined using the following inputs as of December 31, 2010:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$325,155,652	$335,061,226	$—	$—	$335,061,226

(1)
The Company had an allowance for loan losses of $205.5 million relating to 30 loans with an aggregate carrying value, before loan loss reserves, of approximately $530.6 million at December 31, 2010.

        Loan impairment assessments:    Loans held for investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company performs evaluations of its loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 20—Fair Value (Continued)

management. The table above includes all impaired loans, regardless of the period in which an impairment was recognized.

Note 21—Summary Quarterly Consolidated Financial Information—Unaudited

        The following tables represent summarized quarterly financial data of the Company for the years ended December 31, 2010 and 2009 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

        Net income (loss) shown agrees with the Company's quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, in 2010 and 2009, individual line items vary from such reports due to the presentation of discontinued operations being retroactively reclassified from property operating income and expenses due to reclassifying real estate owned to real estate held-for-sale in 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 21—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	For the Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net interest income	$7,019,058	$9,668,587	$9,689,479	$6,131,165
Total other revenue	754,339	828,627	1,039,687	1,011,530
Total other expenses	48,194,739	23,775,351	40,125,595	30,453,546

Loss from continuing operations before gain on extinguishment of debt, (loss) gain on sale of securities, net, and (loss) income from equity affiliates	(40,421,342)	(13,278,137)	(29,396,429)	(23,310,851)
Gain on extinguishment of debt	—	11,790,000	171,032,651	46,498,479
(Loss) gain on sale of securities, net	—	—	(10,293,063)	3,303,480
(Loss) income from equity affiliates	(1,212,432)	25,588	(27,348)	(45,575)

(Loss) income before provision for income taxes	(41,633,774)	(1,462,549)	131,315,811	26,445,533
Provision for income taxes	(760,000)	—	(1,800,000)	—

(Loss) income from continuing operations	(42,393,774)	(1,462,549)	129,515,811	26,445,533

Gain on sale of real estate held-for-sale	1,331,436	—	—	—
(Loss) income on operations of real estate held-for-sale	(27,121)	108,555	(373,914)	(18,023)

Income (loss) from discontinued operations	1,304,315	108,555	(373,914)	(18,023)

Net (loss) income	(41,089,459)	(1,353,994)	129,141,897	26,427,510
Net income attributable to noncontrolling interest	54,061	54,067	53,898	53,717

Net (loss) income attributable to Arbor Realty Trust, Inc	$(41,143,520)	$(1,408,061)	$129,087,999	$26,373,793

Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.67)	$(0.06)	$5.08	$1.04
Income (loss) from discontinued operations	0.05	—	(0.01)	—

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.62)	$(0.06)	$5.07	$1.04

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.67)	$(0.06)	$5.06	$1.04
Income (loss) from discontinued operations	0.05	—	(0.01)	—

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.62)	$(0.06)	$5.05	$1.04

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 21—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	For the Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net interest income	$5,594,783	$9,619,201	$10,596,863	$11,349,207
Total other revenue	184,075	293,610	973,622	16,250
Total other expenses	140,259,154	64,229,176	59,967,401	81,733,617

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on termination of swaps and income (loss) from equity affiliates	(134,480,296)	(54,316,365)	(48,396,916)	(70,368,160)
Gain on exchange of profits interest	—	—	—	55,988,411
Gain on extinguishment of debt	—	6,348,128	21,464,957	26,267,033
Loss on termination of swaps	—	—	(8,729,408)	—
Income (loss) from equity affiliates	862,451	8,856,060	(12,664,152)	2,507,134

(Loss) income from continuing operations	(133,617,845)	(39,112,177)	(48,325,519)	14,394,418

Loss on impairment of real estate held-for-sale	—	(4,898,295)	—	—
Loss on operations of real estate held-for-sale	(15,532)	(65,796)	(174,184)	(143,371)

Loss from discontinued operations	(15,532)	(4,964,091)	(174,184)	(143,371)

Net (loss) income	(133,633,377)	(44,076,268)	(48,499,703)	14,251,047
Net income attributable to noncontrolling interest	52,084	58,694	57,292	18,504,785

Net loss attributable to Arbor Realty Trust, Inc	$(133,685,461)	$(44,134,962)	$(48,556,995)	$(4,253,738)

Basic loss per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(5.27)	$(1.54)	$(1.91)	$(0.16)
Loss from discontinued operations	—	(0.20)	(0.01)	(0.01)

Net loss attributable to Arbor Realty Trust, Inc	$(5.27)	$(1.74)	$(1.92)	$(0.17)

Diluted loss per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(5.27)	$(1.54)	$(1.91)	$(0.16)
Loss from discontinued operations	—	(0.20)	(0.01)	(0.01)

Net loss attributable to Arbor Realty Trust, Inc	$(5.27)	$(1.74)	$(1.92)	$(0.17)

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2010

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount	Carrying Amount(4)
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Hotel	FL	IO	2014	LIBOR + 2.02% - 2.09%	$—	$60,000,000	$46,650,000
Multi-family	Various	IO	2013 - 2014	LIBOR + 3.25% - 5.60% Floor 0.48% - 1.25% Fixed 4.65% - 6.70%	—	212,980,532	206,507,944
Office	NY	IO	2016	LIBOR + 0.25% - 4.96%	88,500,000	95,000,000	95,000,000

					88,500,000	367,980,532	348,157,944

Bridge loans less than 3% of carrying amount of total loans:
Commercial	Various	IO / PI	2011 - 2012	Fixed 3.00% - 12.00%	—	55,073,229	55,073,229
Hotel	Various	IO / PI	2011 - 2013	LIBOR + 1.79% - 10.2% Floor 0.30% - 4.00%	55,000,000	101,605,514	100,158,688
Land	Various	IO	2011 - 2016	LIBOR + 2.00% - 4.50% Fixed 7.00% - 11.64%	—	154,828,786	105,444,547
Multi-family	Various	IO	2011 - 2020	LIBOR + 2.00% - 7.00% Floor 5.32% Fixed 5.00% - 6.00%	—	197,763,697	173,062,509
Office	Various	IO	2011 - 2020	LIBOR + 1.80% - 4.50% Floor 4.00% - 5.50% Fixed 6.30% - 7.50%	—	188,112,092	185,003,953
Condo	NY	IO	2012	LIBOR + 8.00% Floor 0.50%	—	4,650,000	4,650,000

					55,000,000	702,033,319	623,392,926

Total Bridge Loans					143,500,000	1,070,013,851	971,550,870

Mezzanine Loans:
Mezzanine loans in excess of 3% of carrying amount of total loans:
Office	NY	IO	2011	LIBOR + 3.25% - 5.45%	467,000,000	50,000,000	46,000,000
Mezzanine loans less than 3% of carrying amount of total loans:
Hotel	Various	IO	2011	LIBOR + 2.50% - 3.50%	290,000,000	30,000,000	15,000,000
Land	CA	IO	2011	—	—	9,332,969	—
Multi-family	Various	IO / PI	2011 - 2045	LIBOR + 2.00% - 5.50% Floor 5.50% Fixed 2.00% - 12.0%	302,152,472	78,121,527	49,207,240
Office	Various	IO / PI	2012 - 2017	Fixed 9.33% - 10.50%	894,187,688	55,951,915	48,804,562
Condo	CA	IO	2013	LIBOR + 2.00%	69,825,553	10,000,000	929,330

Total Mezzanine Loans					2,023,165,713	233,406,411	159,941,132

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2010

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount	Carrying Amount(4)
Junior Participations:
Junior participation loans in excess of 3% of carrying amount of total loans:
Office	NY	IO	2017	Fixed 7.58%	1,072,000,000	67,000,000	67,040,426
Junior participation loans less than 3% of carrying amount of total loans:
Hotel	Various	IO / PI	2014 - 2017	LIBOR + 6.80% - 7.26% Fixed 9.35%	26,346,053	28,671,507	24,999,992
Multi-family	Various	IO	2011 - 2014	LIBOR + 3.00% Fixed 2.00%	240,351,004	49,949,540	33,460,322
Office	Various	IO	2011 - 2016	LIBOR + 3.68% Fixed 5.32% - 12.80%	551,950,000	95,350,000	75,649,898

Total Junior Participations					1,890,647,057	240,971,047	201,150,638

Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans:
Multi-family	Various	IO	2011 - 2017	LIBOR + 2.00% - 6.00% Floor 4.53%	1,181,303,714	76,972,959	69,082,748
Office	NY	IO	2015	LIBOR + 5.00% Floor 4.25%	55,261,408	12,500,000	12,500,000

Total Preferred Equity Loans					1,236,565,122	89,472,959	81,582,748

Total Loans					$5,293,877,892	$1,633,864,268	$1,414,225,388

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
The federal income tax basis is approximately $1.6 billion.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2010

        The following table reconciles the Company's loans and investments carrying amounts for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,700,774,288	$2,181,683,619	$2,592,093,930
Additions during period:
New loan originations	24,900,137	3,000,000	290,763,795
Funding of unfunded loan commitments(1)	8,198,836	6,081,260	125,431,745
Accretion of unearned revenue	1,498,207	2,098,833	3,333,929
Loan charge-offs	194,910,892	41,250,000	2,500,000
Recoveries of reserves	18,120,766	—	—
Market value adjustments	8,758,598	—	—
Reclassification of interest receivable	3,344,907	—	—
Reclassification of allowance for loan loss to real estate owned	—	4,250,000	1,500,000
Deductions during period:
Loan payoffs	(134,272,783)	(46,802,008)	(512,419,785)
Loan partial payoffs	(41,463,722)	(83,948,202)	(167,435,497)
Loss on restructured loans	(7,214,481)	(57,579,561)	—
Reclassification from due to borrowers	177,302	(20,684,387)	—
Proceeds and receivables from sale of loans	(60,000,000)	(32,648,188)	—
Use of loan charge-offs	(194,910,892)	(41,250,000)	(2,500,000)
Market value adjustments	(7,658,598)	—	—
Loans converted to real estate owned	—	(13,850,000)	(5,000,000)
Provision for loan losses	(100,932,519)	(241,328,039)	(132,000,000)
Unfunded loan commitments(1)	—	(11,617)	(9,708,019)
Unearned revenue and costs	(5,550)	512,578	(4,876,479)

Balance at end of year	$1,414,225,388	$1,700,774,288	$2,181,683,619

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of Arbor Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on this assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

        The Company's independent registered public accounting firm has issued a report on management's assessment of the Company's internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2010 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 4, 2011

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2011 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2011 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2011 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in the section captioned "Executive Compensation" of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   and (c)    Financial Statements and Schedules.

        See the "Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries" included in Item 8 of this report.

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

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Arbor may be found elsewhere in this report and Arbor's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc./*\
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc./*\/*\
4.1	Form of Certificate for Common Stock.*
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association.•
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association.•
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association.•
10.1
Second Amended and Restated Management Agreement, dated August 6, 2009, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. §§§

Exhibit Number	Description
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*
10.4
Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	Pairing Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.*
10.7	2003 Omnibus Stock Incentive Plan, (as amended and restated on June 18, 2009). §§§
10.8	Form of Restricted Stock Agreement.*
10.9	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.10	Form of Indemnification Agreement.*
10.11	Structured Facility Warehousing Credit and Security Agreement, dated July 1, 2003, between Arbor Realty Limited Partnership and Residential Funding Corporation.*
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

Exhibit Number	Description
10.19	Note Purchase Agreement, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC and Wachovia Capital Markets, LLC.‡
10.20
Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ♦
10.21
Note Purchase and Placement Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wachovia Capital Markets, LLC and Credit Suisse Securities (USA) LLC.♦
10.22
Note Purchase Agreement, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC and Wells Fargo Bank, National Association.♦
10.23
Master Repurchase Agreement, dated as of March 30, 2007, by and between Variable Funding Capital Company LLC, as purchaser, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as deal agent, Arbor Realty Funding LLC, Arbor Realty Limited Partnership and ARSR Tahoe, LLC, as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Arbor Realty SR, Inc., as guarantors.♦♦
10.24
Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent. ♦♦♦
10.25	Equity Placement Program Sales Agreement, dated August 15, 2008, between Arbor Realty Trust, Inc. and JMP Securities LLC. §
10.26
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.27
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.28
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. §§
10.29
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036. §§
10.30
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. §§
10.31	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd.§§

Exhibit Number	Description
10.32	Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. §§
10.33
First Amended and Restated Credit Agreement, dated as of July 23, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder. §§§
10.34
First Amended and Restated Revolving Loan Agreement, dated as of July 23, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. §§§
10.35	Registration Rights Agreement, dated as of July 23, 2009, by and between Arbor Realty Trust, Inc. and Wachovia Bank, National Association, a national banking association.•
10.36
First Amendment to First Amended and Restated Credit Agreement, dated as of December 16, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.•
10.37
Second Amendment to First Amended and Restated Credit Agreement, dated as of December 24, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders and Wells Fargo Bank, National Association, a national banking association, as the custodian. •

Exhibit Number	Description
10.38	First Amendment to First Amended and Restated Revolving Loan Agreement, dated as of December 24, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.•
10.39
Third Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of January 20, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.•
10.40
Waiver to First Amended and Restated Revolving Loan Agreement, dated as of January 20, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.•
10.41
Second Amendment and Waiver to First Amended and Restated Revolving Loan Agreement, dated as of February 2, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.•
10.42
Fourth Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of February 2, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.•
10.43
Exchange Agreement, dated as of February 26, 2010, among Arbor Realty SR, Inc. and Taberna Preferred Funding I, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd.•

Exhibit Number	Description
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

/*\	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
/*\/*\	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.
*
Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.
**	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.
†	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2004.
‡	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005.
‡‡	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.
♦	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2006.
♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
♦♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
§	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.
§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.
§§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.
•	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2009.

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

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Arbor may be found elsewhere in this report and Arbor's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 4, 2011.

ARBOR REALTY TRUST, INC.
By:	/s/ IVAN KAUFMAN
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 4, 2011
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	March 4, 2011
/s/ JOHN BISHAR John Bishar	Director	March 4, 2011
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	March 4, 2011
/s/ KAREN EDWARDS Karen Edwards	Director	March 4, 2011
/s/ WILLIAM HELMREICH William Helmreich	Director	March 4, 2011
/s/ WALTER K. HORN Walter K. Horn	Director	March 4, 2011

Signature	Title	Date

/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director	March 4, 2011
/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	March 4, 2011
/s/ JOSEPH MARTELLO Joseph Martello	Director	March 4, 2011
/s/ KYLE PERMUT Kyle Permut	Director	March 4, 2011