Form 10-Q
period 2011-03-31
ARBOR REALTY TRUST INC
filed 2011-05-06
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 25,443,140 outstanding (excluding 980,597 shares held in the treasury) as of May 6, 2011.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets:
Cash and cash equivalents	$67,144,569	$101,124,564
Restricted cash (includes $52,398,315 and $21,085,664 from consolidated VIEs, respectively)	53,790,405	21,085,664
Loans and investments, net (includes $1,178,998,490 and $1,301,435,584 from consolidated VIEs, respectively)	1,316,952,848	1,414,225,388
Available-for-sale securities, at fair value (includes $2,000,000 and $1,000,000 from consolidated VIEs, respectively)	4,344,613	3,298,418
Investment in equity affiliates	65,789,451	65,838,885
Real estate owned, net (includes $135,232,574 and $2,707,479 from consolidated VIEs, respectively)	155,181,192	22,839,480
Real estate held-for-sale, net	41,440,000	41,440,000
Due from related party (includes $161,094 and $335,048 from consolidated VIEs, respectively)	2,149,376	335,048
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $11,945,878 and $13,645,594 from consolidated VIEs, respectively)	40,843,883	41,972,532
Total assets	$1,766,684,286	$1,731,207,928

Liabilities and Equity:
Repurchase agreements	$746,997	$990,997
Collateralized debt obligations (includes $1,062,704,339 and $1,070,852,555 from consolidated VIEs, respectively)	1,062,704,339	1,070,852,555
Junior subordinated notes to subsidiary trust issuing preferred securities	157,915,586	157,806,238
Notes payable	51,457,708	51,457,708
Mortgage notes payable — real estate owned	76,101,004	20,750,000
Mortgage note payable — held-for-sale	41,440,000	41,440,000
Due to related party	983,212	17,436,986
Due to borrowers (includes $1,100,184 and $1,155,095 from consolidated VIEs, respectively)	4,362,887	2,559,388
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $30,160,325 and $34,940,192 from consolidated VIEs, respectively)	74,287,589	84,375,680
Total liabilities	1,547,122,455	1,524,792,685
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 26,423,737 shares issued, 25,443,140 shares outstanding at March 31, 2011 and 25,756,810 shares issued, 24,776,213 shares outstanding at December 31, 2010	264,237	257,568
Additional paid-in capital	454,654,595	450,686,382
Treasury stock, at cost — 980,597 shares	(10,669,585)	(10,669,585)
Accumulated deficit	(180,426,093)	(180,689,667)
Accumulated other comprehensive loss	(46,196,212)	(55,169,317)
Total Arbor Realty Trust, Inc. stockholders’ equity	217,626,942	204,415,381
Noncontrolling interest in consolidated entity	1,934,889	1,999,862
Total equity	219,561,831	206,415,243
Total liabilities and equity	$1,766,684,286	$1,731,207,928

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income	$18,007,567	$24,218,425
Interest expense	13,040,949	18,087,260
Net interest income	4,966,618	6,131,165
Other revenue:
Property operating income	5,420,186	213,483
Other income	21,876	798,047
Total other revenue	5,442,062	1,011,530
Other expenses:
Employee compensation and benefits	2,088,054	1,904,953
Selling and administrative	1,197,825	1,277,995
Property operating expenses	3,801,221	358,430
Depreciation and amortization	432,465	12,168
Provision for loan losses (net of recoveries)	535,135	25,000,000
Loss on restructured loans	1,000,000	—
Management fee - related party	1,950,000	1,900,000
Total other expenses	11,004,700	30,453,546
Loss from continuing operations before gain on extinguishment of debt, gain on sale of securities, net, and income (loss) from equity affiliates	(596,020)	(23,310,851)
Gain on extinguishment of debt	892,500	46,498,479
Gain on sale of securities, net	—	3,303,480
Income (loss) from equity affiliates	24,365	(45,575)
Income from continuing operations	320,845	26,445,533
Loss from discontinued operations	—	(18,023)
Net income	320,845	26,427,510
Net income attributable to noncontrolling interest	53,696	53,717
Net income attributable to Arbor Realty Trust, Inc.	$267,149	$26,373,793

Basic earnings per common share:
Income from continuing operations, net of noncontrolling interest	$0.01	$1.04
Loss from discontinued operations	—	—
Net income attributable to Arbor Realty Trust, Inc.	$0.01	$1.04

Diluted earnings per common share:
Income from continuing operations, net of noncontrolling interest	$0.01	$1.04
Loss from discontinued operations	—	—
Net income attributable to Arbor Realty Trust, Inc.	$0.01	$1.04

Dividends declared per common share	$—	$—

Weighted average number of shares of common stock outstanding:
Basic	24,961,471	25,387,410
Diluted	25,785,629	25,387,410

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2011

(Unaudited)

	Comprehensive Income (1)	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Non- controlling Interest	Total
Balance — January 1, 2011		25,756,810	$257,568	$450,686,382	(980,597)	$(10,669,585)	$(180,689,667)	$(55,169,317)	$204,415,381	$1,999,862	$206,415,243
Issuance of common stock for management fee		666,927	6,669	3,968,213					3,974,882		3,974,882
Distributions — preferred stock of private REIT							(3,575)		(3,575)		(3,575)
Net income	$320,845						267,149		267,149	53,696	320,845
Distribution to non-controlling interest										(118,669)	(118,669)
Unrealized gain on securities available-for-sale	1,058,789							1,058,789	1,058,789		1,058,789
Unrealized gain on derivative financial instruments	623,350							623,350	623,350		623,350
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	7,290,966							7,290,966	7,290,966		7,290,966
Balance — March 31, 2011	$9,293,950	26,423,737	$264,237	$454,654,595	(980,597)	$(10,669,585)	$(180,426,093)	$(46,196,212)	$217,626,942	$1,934,889	$219,561,831

(1) Comprehensive income for the three months ended March 31, 2010 was $4,922,962.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Operating activities:
Net income	$320,845	$26,427,510
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	432,465	43,739
Gain on extinguishment of debt	(892,500)	(46,498,479)
Gain on sale of securities	—	(3,303,480)
Provision for loan losses (net of recoveries)	535,135	25,000,000
Loss on restructured loans	1,000,000	—
Amortization and accretion of interest and fees	1,943,909	2,476,256
Change in fair value of non-qualifying swaps	278,533	219,358
(Income) loss from equity affiliates	(24,365)	45,575
Changes in operating assets and liabilities:
Other assets	302,608	1,331,135
Distributions of operations from equity affiliates	24,365	21,837
Other liabilities	(3,235,343)	(1,558,908)
Deferred fees	300,340	—
Due from/to related party	(14,293,220)	6,342,130
Net cash (used in) / provided by operating activities	$(13,307,228)	$10,546,673

Investing activities:
Loans and investments funded, originated and purchased, net	(26,607,473)	(892,989)
Payoffs and paydowns of loans and investments	42,353,408	56,006,658
Deposits received relating to loan held-for-sale	—	1,000,000
Due to borrowers and reserves	(54,911)	3,173,281
Change in restricted cash	(1,050,000)	—
Purchase of securities	—	(4,481,719)
Principal collection on securities	—	99,499
Proceeds from sale of available-for-sale securities	—	14,370,469
Proceeds (outflows) from investments in real estate owned, net	1,447,675	(12,806)
Contributions to equity affiliates	—	(358,746)
Distributions from equity affiliates	49,434	436,101
Net cash provided by investing activities	$16,138,133	$69,339,748

Financing activities:
Payoffs and paydowns of notes payable and repurchase agreements	(244,000)	(46,189,390)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	—	(10,500,122)
Payoffs and paydowns of collateralized debt obligations	(7,072,005)	(17,875,590)
Change in restricted cash	(31,312,651)	(13,043,440)
Payments on swaps to hedge counterparties	(5,690,000)	(4,900,000)
Receipts on swaps from hedge counterparties	7,630,000	4,150,000
Distributions paid to noncontrolling interest	(118,669)	(54,655)
Distributions paid on preferred stock of private REIT	(3,575)	(3,575)
Net cash used in financing activities	$(36,810,900)	$(88,416,772)
Net decrease in cash and cash equivalents	$(33,979,995)	$(8,530,351)
Cash and cash equivalents at beginning of period	101,124,564	64,624,275
Cash and cash equivalents at end of period	$67,144,569	$56,093,924

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Supplemental cash flow information:
Cash used to pay interest	$10,336,575	$18,159,065
Cash used for taxes	$288,062	$14,379

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate owned, net	$83,099,540	$—
Assumption of mortgage note payable — real estate owned	$55,351,004	$—
Issuance of common stock for management incentive fee	$3,974,882	$—
Extinguishment of trust preferred securities	$—	$102,110,610
Re-issuance of CDO debt	$—	$42,304,391
Accrual of interest on reissued collateralized debt obligations	$—	$22,941,851
Available-for-sale securities exchanged	$—	$400,000
Investments transferred to available-for-sale securities, at fair value	$—	$35,814,344

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

March 31, 2011

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

The Company had 25,443,140 shares of common stock outstanding at March 31, 2011 and 24,776,213 shares of common stock outstanding at December 31, 2010.

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

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Updated accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary.  As a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its three collateralized debt obligation (“CDO”) subsidiaries on its Consolidated Balance Sheets.  Entities in which the Company owns a voting interest of 20 percent to 50 percent are accounted for primarily under the equity method.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant inter-company transactions and balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current period presentation.  One of the Company’s real estate investments was reclassified from real estate owned to real estate held-for-sale at September 30, 2010, and subsequently sold in October 2010, which resulted in a reclassification from property operating income and expenses to discontinued operations for all prior period presentations.

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Further, in connection with preparation of the consolidated interim financial statements, the Company evaluated events subsequent to the balance sheet date of March 31, 2011 through the issuance of the Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The Company places its cash and cash equivalents in high quality financial institutions.  The consolidated account balances at each institution periodically exceed Federal Deposit Insurance Corporation (FDIC) insurance coverage and the Company believes that this risk is not significant.

Restricted Cash

At March 31, 2011 and December 31, 2010, the Company had restricted cash of $53.8 million and $21.1 million, respectively.  Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for the Company’s CDOs, which will be used to purchase replacement loans as collateral for the CDOs, unfunded loan commitments, principal repayments for the CDOs and interest payments received from loans in the CDOs, which are remitted quarterly to the bond holders and the Company in the month following the quarter.  See Note 7 — “Debt Obligations.”  One of the Company’s recently acquired real estate owned assets also has a restricted cash balance of $1.4 million due to a first mortgage escrow requirement.  See Note 6 — “Real Estate Owned and Held-For-Sale.”

Loans, Investments and Securities

At the time of purchase, the Company designates a security as held-to-maturity, available-for-sale, or trading depending on the Company’s ability and intent to hold it to maturity.  The Company does not have any securities designated as trading or held-to-maturity as of March 31, 2011.  Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.  The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions.  The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment to maturity.  Management closely monitors market conditions on which it bases such decisions.

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

March 31, 2011

(Unaudited)

From time to time the Company may enter into an agreement to sell a loan.  These loans are considered held-for-sale and are valued at the lower of the loan’s carrying amount or fair value less costs to sell.  For the sale of loans, recognition occurs when ownership passes to the buyer.

Impaired Loans, Allowance for Loan Losses and Loss on Restructured Loans

The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  The Company evaluates each loan in its portfolio on a quarterly basis.  The Company’s loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure the Company’s loans and investments have in relation to the underlying collateral.  The Company evaluates all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired.  Included in the evaluation of the capitalization and market discount rates, the Company considers not only assumptions specific to the collateral but also considers geographical and industry trends that could impact the collateral’s value.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses.  The Company had an allowance for loan losses of $163.9 million relating to 27 loans with an aggregate carrying value, before reserves, of approximately $382.1 million at March 31, 2011 and $205.5 million in allowance for loan losses relating to 30 loans with an aggregate carrying value, before reserves, of approximately $530.6 million at December 31, 2010.  In addition, the Company recorded a cash recovery of $0.2 million in the first quarter of 2011 for a fully reserved loan.

Loss on restructured loans are recorded when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower.  When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring.  The reduction in the recorded investment is recorded as a charge to the Statement of Operations in the period in which the loan is restructured.  The Company recorded a loss on restructured loans of $1.0 million for the three months ended March 31, 2011 as a result of the execution of a forbearance agreement on a loan modified in the subsequent quarter.  The Company did not record a loss on restructured loans for the three months ended March 31, 2010.

Real Estate Owned and Held-For-Sale

Real estate owned, shown net of accumulated depreciation, is comprised of real property acquired by foreclosure or through partial or full settlement of mortgage debt.   The real estate acquired is recorded at the estimated fair value at the time of acquisition.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Real estate assets, including assets acquired by foreclosure or through partial or full settlement of mortgage debt, that are operated for the production of income are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred.  Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

The Company’s properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets.  Measurement of impairment is based upon the estimated fair value of the asset.  Upon evaluating a property, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business.  Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.  If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.

Real estate is classified as held-for-sale when management commits to a plan of sale, the asset is available for immediate sale, there is an active program to locate a buyer, and it is probable the sale will be completed within one year.  Properties classified as held-for-sale are not depreciated and the results of their operations are shown in discontinued operations.  Real estate assets that are expected to be disposed of are valued, on an individual asset basis, at the lower of their carrying amount or their fair value less costs to sell.

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

Revenue Recognition

Interest income — Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities.  In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity.  In some cases interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security.  This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of all contractual principal is not probable.  Income recognition is resumed when the loan becomes contractually current and performance is resumed.  The Company records interest income on certain impaired loans to the extent cash is received, in which a loan loss reserve has been recorded, as the borrower continues to make interest payments.  The Company recorded loan loss reserves related to these loans as it was deemed that full recovery of principal and interest was not probable.  Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms.  Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.  If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.  The Company currently has no loans in its portfolio accruing such interest.  Therefore, interest income is recorded on all of the Company’s loans and investments only to the extent that the current pay rate is received.  Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.  The Company did not record interest income from such investments for the three month periods ended March 31, 2011 and 2010, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Property operating income — Property operating income represents income associated with the operations of commercial real estate properties recorded as real estate owned.  The Company recognizes revenue for these activities when the fees are fixed or determinable, or evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.  For the three months ended March 31, 2011 and 2010, the Company recorded approximately $5.4 million and $0.2 million, respectively, of property operating income relating to its real estate owned.  As of March 31, 2011, the Company had four real estate owned properties including a portfolio of multifamily assets that was purchased by the Company out of bankruptcy and a portfolio of hotel assets that was transferred to the Company by the owner, a creditor trust.  Both of these portfolios were acquired in the first quarter of 2011.  As of March 31, 2010, the Company had one real estate owned property.  Additionally, another real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010, which resulted in a reclassification from property operating income into discontinued operations for all prior periods.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.

Other income — Other income represents loan structuring, defeasance, and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.  The Company recognizes these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Investment in Equity Affiliates

The Company invests in joint ventures that are formed to acquire, develop, and/or sell real estate assets.  These joint ventures are not majority owned or controlled by the Company, or are VIEs for which the Company is not the primary beneficiary, and are not consolidated in its financial statements.  These investments are recorded under either the equity or cost method of accounting as appropriate.  The Company records its share of the net income and losses from the underlying properties of its equity method investments and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statements of Operations as income or losses from equity affiliates.

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

Income Taxes

The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that the Company distributes at least 90% of its taxable income and meets certain other requirements.  Certain REIT income may be subject to state and local income taxes.  The Company’s assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by the Company’s taxable REIT subsidiaries, the income of which is subject to federal and state income tax.  Under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions realized in 2009 and 2010 may, at the Company’s election, be deferred to future periods.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

Other Comprehensive Income / (Loss)

The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities.  In addition, to the extent the Company’s derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss).  See “Derivatives and Hedging Activities” below.  At March 31, 2011, accumulated other comprehensive loss was $46.2 million and consisted of $47.4 million of net unrealized loss on derivatives designated as cash flow hedges and a $1.2 million unrealized gain related to available-for-sale securities.  At December 31, 2010, accumulated other comprehensive loss was $55.2 million and consisted of $55.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.1 million unrealized gain related to available-for-sale securities.

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

In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk.  These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting.  When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income (loss) for each period until the derivative instrument matures or is settled.  In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item.  Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income (loss).  Derivatives are used for hedging purposes rather than speculation.  See Note 8 — “Derivative Financial Instruments” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Variable Interest Entities

The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in debt securities were potential VIEs or variable interests in VIEs.  A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  See Note 9 — “Variable Interest Entities” for further details.

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring.  This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2010, the FASB issued updated guidance on business combinations, which clarifies that when pro forma financial information is required, it is to be presented as if the business combination occurred at the beginning of the prior year.  The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The guidance is effective for business combinations in fiscal years beginning on or after December 15, 2010 and the adoption of this guidance on January 1, 2011 did not have a material effect on the Company’s Consolidated Financial Statements.

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which requires a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  This guidance is effective as of the fourth quarter of 2010, except for the information related to loans modified in a troubled debt restructuring which was postponed by the FASB to the third quarter of 2011.  As the guidance only amends existing disclosure requirements, its adoption resulted in additional disclosures and did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the roll forward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.  The gross presentation of the Level 3 roll forward is required for interim and annual reporting periods beginning after December 15, 2010 and its adoption on January 1, 2011 did not have a material effect on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at the dates indicated:

					At March 31, 2011		At December 31, 2010
	March 31,	Percent	December 31,	Percent	Loan	Wtd. Avg.	Loan	Wtd. Avg.
	2011	of Total	2010	of Total	Count	Pay Rate(1)	Count	Pay Rate(1)
	(Unaudited)				(Unaudited)
Bridge loans	$989,769,698	66%	$1,070,013,851	66%	51	4.23%	54	4.14%
Mezzanine loans	216,396,702	14%	233,406,411	14%	28	5.02%	30	4.83%
Junior participation loans	198,021,507	13%	240,971,047	15%	9	5.22%	12	5.15%
Preferred equity investments	90,586,631	7%	89,472,959	5%	18	2.69%	17	5.68%
	1,494,774,538	100%	1,633,864,268	100%	106	4.38%	113	4.47%

Unearned revenue	(13,918,936)		(14,168,578)
Allowance for loan losses	(163,902,754)		(205,470,302)
Loans and investments, net	$1,316,952,848		$1,414,225,388

(1) “Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements.  Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.  At March 31, 2011, the Company had no such loans in its portfolio that were currently accruing such interest.

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk.  The Company is subject to concentration risk in that, as of March 31, 2011, the unpaid principal balance related to 27 loans with five unrelated borrowers represented approximately 29% of total assets.  At December 31, 2010 the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 32% of total assets.  As of March 31, 2011 and December 31, 2010, the Company had 106 and 113 loans and investments, respectively.

As a result of the loan review process at March 31, 2011, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $327.6 million and a weighted average loan-to-value (“LTV”) ratio of 98%, compared to lower-risk loans with a carrying value, before loan loss reserves, of $1.1 billion and a weighted average LTV ratio of 85%.

As a component of the Company’s policies and procedures for loan valuation and risk assessment, each loan and investment is assigned a credit risk rating.  Individual ratings range from one to five, with one being the lowest risk and five being the highest.  Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, LTV ratio, borrower strength, asset quality, and funded cash reserves.  Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  Given the Company’s asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating.  That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a ‘high-risk” loan.  All assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance is reviewed, and forward-looking projections are created.  Generally speaking, given the Company’s typical loan and investment

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

profile, a risk rating of three suggests that the Company expects the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired.  A risk rating of four indicates the Company anticipates that the loan will require a modification of some kind.  A risk rating of five indicates the Company expects the loan to underperform over the term, and that there could be loss of interest and/or principal.  Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications.  Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of March 31, 2011 and December 31, 2010 is as follows:

	As of March 31, 2011				As of December 31, 2010
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	LTV Ratio	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	LTV Ratio

Multi-family	$570,287,223	38.1%	3.5	86%	$615,788,256	37.7%	3.6	87%
Office	556,824,760	37.3%	3.3	87%	563,914,007	34.5%	3.3	87%
Hotel	135,170,782	9.0%	3.8	92%	220,277,021	13.5%	3.9	95%
Land	162,852,317	10.9%	4.1	94%	164,161,755	10.0%	4.1	94%
Commercial	54,989,456	3.7%	3.6	91%	55,073,229	3.4%	3.6	92%
Condo	14,650,000	1.0%	3.9	91%	14,650,000	0.9%	3.9	90%
Total	$1,494,774,538	100.0%	3.5	88%	$1,633,864,268	100.0%	3.6	89%

Geographic Concentration Risk

As of March 31, 2011, 41%, 16%, and 7% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively.  As of December 31, 2010, 38%, 15%, and 12% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively.

Impaired Loans and Allowance for Loan Losses

The Company performs evaluations of the loan portfolio quarterly to assess the performance of its loans and whether a reserve for impairment should be recorded.  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.

During the quarter ended March 31, 2011, the Company determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $27.6 million was less than the net carrying value of the loans, resulting in a $1.6 million provision for loan losses for the three months ended March 31, 2011.  In addition, during the quarter, the Company received a cash recovery of $0.2 million related to a fully reserved loan as well as a $0.8 million recovery of reserve related to a loan that was modified in the subsequent quarter.  These recoveries were recorded in provision for loan losses on the Statement of Operations.  The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $0.5 million for the three months ended March 31, 2011.  The $1.6 million of loan loss reserves recorded during the three months ended March 31, 2011 was attributable to loans on which the Company had previously recorded reserves.  The Company recorded a $25.0 million provision for loan losses for the three months ended March 31, 2010 when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing ten impaired loans with an aggregate carrying value of $150.0 million was less than the net carrying value of the loans.  There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

At March 31, 2011, the Company had a total of 27 loans with an aggregate carrying value, before reserves, of $382.1 million for which impairment reserves have been recorded.  At December 31, 2010, the Company had a total of 30 loans with an aggregate carrying value, before reserves, of $530.6 million for which impairment reserves have been recorded.

A summary of the changes in the allowance for loan losses is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010

Allowance at beginning of the period	$205,470,302	$326,328,039
Provision for loan losses	1,550,000	25,000,000
Charge-offs	(10,391,754)	—
Charge-offs on loans reclassified to real estate owned, net	(31,710,929)	—
Recoveries of reserves	(1,014,865)	—
Allowance at end of the period	$163,902,754	$351,328,039

A summary of the Company’s impaired loans by asset class is as follows:

	As of March 31, 2011			Three Months Ended March 31, 2011
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$130,251,403	$128,570,491	$57,260,569	$160,411,797	$954,522
Office	84,218,653	79,044,313	20,200,000	87,711,998	1,093,115
Hotel	33,671,507	35,780,962	18,671,515	76,171,507	243,787
Land	130,255,660	128,722,258	58,700,000	130,255,661	8,356
Condo	10,000,000	10,000,000	9,070,670	10,000,000	60,000
Total	$388,397,223	$382,118,024	$163,902,754	$464,550,963	$2,359,780

	As of December 31, 2010			Three months Ended March 31, 2010
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$190,572,190	$189,163,526	$77,681,683	$260,320,797	$1,935,795
Office	91,205,342	86,132,382	27,996,434	38,418,388	494,272
Hotel	118,671,507	116,643,603	32,021,515	150,407,421	102,030
Land	130,255,661	128,686,443	58,700,000	203,104,483	2,155,013
Commercial	—	—	—	38,297,087	—
Condo	10,000,000	10,000,000	9,070,670	15,899,279	90,967
Retail	—	—	—	6,580,636	29,425
Total	$540,704,700	$530,625,954	$205,470,302	$713,028,091	$4,807,502

(1) Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2) Represents an average of the beginning and ending unpaid principal balance of each asset class.

During the quarter ended March 31, 2011, the Company sold a mezzanine loan with a carrying value of $7.0 million, which had been fully reserved for in a prior period, for $0.2 million and wrote down a bridge loan with a carrying value of $44.5 million to $2.9 million, after principal paydowns of $38.0 million, and recorded charge-offs to previously recorded reserves of $10.4 million.  The Company also charged-off $31.7 million of loan loss reserves related to two loans with carrying values totaling approximately $77.2 million, net of reserves and assumed debt, on properties that were transferred to the Company by the owner, a creditor trust as well as purchased by the Company out of bankruptcy and recorded to real estate owned, net on the Company’s Consolidated Balance Sheet in the first quarter of 2011.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.  A loss on restructured loans of $1.0 million was accrued for the three months ended March 31, 2011 as a result of the execution of a forbearance agreement on a loan modified in the subsequent quarter and was included in other

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

liabilities.  There were no charge-offs, reclassifications to real estate owned, recoveries of reserves, or loss on restructured loans for the quarter ended March 31, 2010.

As of March 31, 2011, ten loans with a net carrying value of approximately $24.6 million, net of related loan loss reserves of $34.9 million, were classified as non-performing and all ten loans had loan loss reserves.  Income is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2010, nine loans with a net carrying value of approximately $25.6 million, net of related loan loss reserves of $54.2 million, were classified as non-performing for which income recognition had been suspended.  The Company had previously established loan loss reserves on all of these loans.

A summary of the Company’s non-performing loans by asset class as of March 31, 2011 and December 31, 2010 is as follows:

	As of March 31, 2011			As of December 31, 2010
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$28,109,931	$5,654,672	$22,455,259	$41,236,389	$1,363,097	$39,873,292
Office	2,800,000	—	2,800,000	9,806,298	—	9,806,298
Hotel	3,671,507	—	3,671,507	3,671,507	—	3,671,507
Land	24,999,972	—	24,999,972	24,999,972	—	24,999,972
Total	$59,581,410	$5,654,672	$53,926,738	$79,714,166	$1,363,097	$78,351,069

At March 31, 2011, the Company did not have any loans contractually past due 90 days or more that are still accruing interest.  In addition, the Company had unfunded commitments totaling $0.2 million on modified loans classified as troubled debt restructurings.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 4 — Available-For-Sale Securities

The following is a summary of the Company’s securities classified as available-for-sale at March 31, 2011:

	Face	Amortized	Beginning	Amortization	Unrealized	Estimated
	Value	Cost	Carrying Value	of Premium	Gain	Fair Value
Common equity securities	$—	$58,789	$176,368	$—	$58,789	$235,157
Collateralized debt obligation bond	10,000,000	1,000,000	1,000,000	—	1,000,000	2,000,000
Commercial mortgage-backed security	2,100,000	2,109,456	2,122,050	(12,594)	—	2,109,456

Total available-for-sale securities	$12,100,000	$3,168,245	$3,298,418	$(12,594)	$1,058,789	$4,344,613

The following is a summary of the Company’s securities classified as available-for-sale at December 31, 2010:

	Face	Amortized	Beginning	Other-Than- Temporary	Unrealized	Estimated
	Value	Cost	Carrying Value	Impairment	Gain	Fair Value
Common equity securities	$—	$88,184	$88,184	$(29,395)	$117,579	$176,368
Collateralized debt obligation bond	10,000,000	7,975,405	7,975,405	(6,975,405)	—	1,000,000
Commercial mortgage-backed security	2,100,000	2,122,050	2,122,050	—	—	2,122,050

Total available-for-sale securities	$12,100,000	$10,185,639	$10,185,639	$(7,004,800)	$117,579	$3,298,418

The following is a summary of the underlying credit ratings of the Company’s CDO bond and CMBS investments available-for-sale at March 31, 2011 and December 31, 2010:

	At March 31, 2011			At December 31, 2010
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total
BB-	—	$—	—	1	$7,975,405	79%
CCC-	2	3,109,456	100%	1	2,122,050	21%
	2	$3,109,456	100%	2	$10,097,455	100%

(1) Based on the rating published by Standard & Poor’s for each security.

The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which it purchased in 2007 for $16.7 million, and which had a fair value of $0.2 million at March 31, 2011.  As of March 31, 2011, an unrealized gain totaling $0.2 million was recorded in accumulated other comprehensive loss related to these securities.

The Company owns a CDO bond security, purchased at a discount in 2008 for $7.5 million, which bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 41.0 years, but has an estimated remaining life of 5.1 years based on the maturities of the underlying assets.  As of the second quarter of 2010, the Company is no longer accreting income on the security which had $2.0 million of original discount and a fair value of $2.0 million at March 31, 2011.  As of March 31, 2011, an unrealized gain of $1.0 million was recorded in accumulated other comprehensive loss related to this security.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The Company currently has two mezzanine loans with a carrying value before loan loss reserves of $30.0 million related to this portfolio.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 9.2 years, but has an estimated remaining life of 0.2 years based on the maturity of the underlying asset, and a fair value of $2.1 million at March 31, 2011.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company does not intend to sell its available-for-sale investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  As of March 31, 2011, the CDO bond security available-for-sale has been in a loss position as compared to its original purchase price for more than twelve months.  Based on the Company’s analysis in 2010, the Company concluded that this CDO bond investment was other-than-temporarily impaired and recorded a $7.0 million impairment charge in the second quarter of 2010 to the Company’s Consolidated Statement of Operations which was reclassified from accumulated other comprehensive loss.  The Company also concluded that the common stock securities were other-than-temporarily impaired and recorded $16.2 million, $0.4 million and less than $0.1 million of impairment charges to the Consolidated Statements of Operations in 2008, 2009 and 2010, respectively.  No impairment was recorded on the available-for-sale securities for the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011, the Company amortized less than $0.1 million of premium into interest income from its CMBS investment and no discount was accreted into interest income from its CDO bond investment.  For the three months ended March 31, 2010, the Company accreted approximately $0.4 million of discount into interest income from its CDO bond investments, representing accretion on approximately $10.0 million of total original discount, and approximately $0.1 million of discounts into interest income from its CMBS investments.

As a result of selling two CMBS investments with a combined amortized cost of $11.1 million for $14.4 million in the first quarter of 2010, the Company recorded a gain on sale of securities of $3.3 million for the three months ended March 31, 2010.

The weighted average yield on the Company’s CDO bond and CMBS securities available-for-sale based on their face values was 0.34%, including the amortization of premium and 4.13%, including the accretion of discount, for the three months ended March 31, 2011 and 2010, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 5 — Investment in Equity Affiliates

The following is a summary of the Company’s investment in equity affiliates at March 31, 2011 and December 31, 2010:

	Investment in Equity Affiliates at		Outstanding Loan Balance to Equity Affiliates at
	March 31,	December 31,	March 31,
Equity Affiliates	2011	2010	2011

930 Flushing & 80 Evergreen	$554,476	$554,476	$23,989,456

450 West 33rd Street	—	—	50,000,000

1107 Broadway	5,720,000	5,720,000	—

Alpine Meadows	—	—	33,500,000

St. John’s Development	—	—	25,000,000

Lightstone Value Plus REIT L.P.	55,988,409	55,988,409	—

JT Prime	851,000	851,000	—

West Shore Café	2,097,566	2,147,000	4,000,000

Issuers of Junior Subordinated Notes	578,000	578,000	—

Total	$65,789,451	$65,838,885	$136,489,456

The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method and the remaining investments under the equity method.

The following represents a change in the Company’s investments in equity affiliates:

West Shore Café

In August 2010, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California.  The Company also provided a $5.5 million first mortgage loan, $4.0 million of which was initially funded, that matures in August 2013 and bears interest at a weighted average yield of 10.5%.  In the first quarter of 2011, the Company received a distribution of approximately $50,000 related to the preferred return which was recorded as a return of the investment.

Note 6 — Real Estate Owned and Held-For-Sale

The Company had a $29.8 million loan secured by a portfolio of multifamily assets in various locations of the United States that had a maturity date of June 2010 and a weighted average interest rate of approximately 4.26%.  In prior years, the Company established an $18.4 million provision for loan loss related to this portfolio reducing its carrying value to $11.4 million as of December 31, 2010.  In March 2011, the Company purchased the portfolio of multifamily assets securing this loan out of bankruptcy and assumed a $55.4 million senior interest in a first mortgage loan.  As of the date of this transaction, as well as at December 31, 2010, the loan was past due and non-performing.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $65.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the three months ended March 31, 2011, the Company did

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

not record any property operating income or expenses from this portfolio because ownership did not pass to the Company until the end of the first quarter and the Company believes that any operating activity that occurred was immaterial to the Company’s interim Consolidated Financial Statements.  At March 31, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $65.3 million, cash of $0.9 million, restricted cash of $1.4 million due to a first mortgage escrow requirement, other assets of $0.4 million and a mortgage note payable of $55.4 million.  The Company will finalize the purchase price allocation within one year of the acquisition date.

The Company had an $85.0 million loan secured by a portfolio of six hotel assets in Florida that had a maturity date of July 2014 and a weighted average interest rate of approximately 3.75%.  During 2010, the Company established a $13.4 million provision for loan loss related to this portfolio reducing its carrying value to $71.6 million as of December 31, 2010.  In February 2011, the portfolio of hotel assets securing this loan were transferred to the Company by the owner, a creditor trust.  As of the date of this transaction, as well as at December 31, 2010, the loan was contractually current.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $67.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the three months ended March 31, 2011, the Company recorded property operating income of $4.7 million and property operating expenses, including depreciation, of $3.1 million.  The operating results of the hotels are seasonal with the majority of revenues earned in the first two quarters of the calendar year.  At March 31, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $67.3 million, cash of $0.3 million, other assets of $1.9 million, receivable from related party of $2.1 million and other liabilities of $1.8 million. The Company will finalize the purchase price allocation within one year of the acquisition date.

The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Tucson, Arizona that had a maturity date of July 2012 and bore interest at a fixed rate of 10%.  During 2009, the Company established a $5.6 million provision for loan loss related to this property equal to the carrying value of the loan and in the second quarter of 2010, terminated the loan as well as the provision.  In April 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million senior interest in a first mortgage loan.  The Company recorded this transaction as real estate owned in its Consolidated Financial Statements at a fair value of $20.8 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the three months ended March 31, 2011, the Company recorded property operating income of $0.6 million and property operating expenses, including depreciation, of $0.8 million.  At March 31, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $19.9 million, cash of $0.1 million, other assets of $0.7 million, mortgage note payable of $20.8 million and other liabilities of $0.3 million.

The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%.  In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company.  As a result, during the second quarter of 2009 the Company recorded this investment on its balance sheet as real estate owned at a fair value of $2.9 million.  The carrying value represented the fair value of the underlying collateral at the time of the transfer.  For the three months ended March 31, 2011, the Company recorded property operating income of $0.1 million and property operating expenses, including depreciation, of $0.4 million.  For the three months ended March 31, 2010, the Company recorded property operating income of $0.2 million and property operating expenses, including depreciation, of $0.4 million.  At March 31, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $2.7 million, other assets of $0.1 million and other liabilities of $0.5 million.

The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%.  During 2008 and 2009, the Company recorded a $4.3 million provision for loan loss related to this property reducing the carrying amount to $5.6 million.  In August 2009, the Company was the winning bidder at a foreclosure sale of the property securing this loan which was recorded as real estate owned.  The carrying value represented the then fair value of the underlying collateral at the time of the sale.  During the third quarter of 2010, the Company agreed to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

a value of $5.5 million and reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements.  For the three months ended March 31, 2010, loss from discontinued operations consisted of property operating income of $0.1 million and property operating expenses of $0.1 million.  In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.  The Company sold the property to the third party and received net proceeds of approximately $6.8 million in October 2010.

The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008.  In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan and a $41.4 million first mortgage on the property.  As a result, during the second quarter of 2008, the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at fair value, which included the Company’s $3.5 million carrying value of the mezzanine loan and the $41.4 million first lien mortgage note payable.  During the third quarter of 2009, the Company mutually agreed with the first mortgage lender to appoint a receiver to operate the property and the Company is working to assist in the transfer of title to the first mortgage lender.  As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for the current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements, and recorded an impairment loss of $4.9 million in 2009.  The Company had originally planned to transfer the property to the first mortgage lender within one year of the date of its designation as held-for-sale, however, due to circumstances beyond the Company’s control, the transfer has not been completed within the one year time frame.  The Company believes it is reasonable to expect the transfer to be completed in 2011.  Based on the facts and circumstances related to this property, the Company will continue to account for this investment as real estate held-for-sale.

As of March 31, 2011, real estate held-for-sale consisted of land and building, net of accumulated depreciation, of approximately $41.4 million.  At March 31, 2011, the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million.  The Company did not record interest expense related to the note payable, as the interest expense is non-recourse and the Company is in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage.  For the three months ended March 31, 2011, the receiver’s issued financial statements reported net income for the office building investment.  The Company believes these amounts are not realizable at this time and, as such, did not record any income or loss on this held-for-sale investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 7 — Debt Obligations

The Company utilizes a repurchase agreement, collateralized debt obligations, junior subordinated notes, a note payable, a loan participation and mortgage notes payable to finance certain of its loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

Repurchase Agreements

The following table outlines borrowings under the Company’s repurchase agreement as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, financial institution, $0.7 million committed line at March 31, 2011, expiration June 2011, interest is variable based on one-month LIBOR; the weighted average note rate was 2.78% and 2.80%, respectively	$746,997	$523,938	$990,997	$523,938

Total repurchase agreement	$746,997	$523,938	$990,997	$523,938

At March 31, 2011 and December 31, 2010, the weighted average note rate for the Company’s repurchase agreement was 2.78% and 2.80%, respectively.  There were no interest rate swaps on this repurchase agreement at March 31, 2011 and December 31, 2010.

The Company has a repurchase agreement that bears interest at 250 basis points over LIBOR.  In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option.  In June 2010, the Company exercised the option, extending the maturity to June 2011.  In addition, the amendment includes the removal of all financial covenants and a reduction of the committed amount reflecting the one asset currently financed in this facility.  During the three months ended March 31, 2011, the Company paid down approximately $0.2 million of this facility.  At March 31, 2011, the outstanding balance under this facility was $0.7 million.

Collateralized Debt Obligations

The following table outlines borrowings under the Company’s collateralized debt obligations as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.62% and 4.52%, respectively	$221,181,775	$320,026,865	$226,770,198	$341,865,132

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.76% and 2.77%, respectively	301,014,884	403,335,074	301,999,004	409,417,838

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.76% and 1.77%, respectively	540,507,680	560,572,784	542,083,353	566,122,381

Total CDOs	$1,062,704,339	$1,283,934,723	$1,070,852,555	$1,317,405,351

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

At March 31, 2011 and December 31, 2010, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.64% and 2.63%, respectively.  Excluding the effect of swaps, the weighted average note rate at March 31, 2011 and December 31, 2010 was 0.86%.

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

Amortization proceeds from CDO II were distributed quarterly with approximately $1.2 million to be paid to investors as a reduction of the CDO liability, through the end of the replenishment period in April 2011.

CDO III has a $100.0 million revolving note class that provides a revolving note facility.  The outstanding note balance for CDO III was $540.5 million at March 31, 2011 which included $92.2 million outstanding under the revolving note facility.  CDO III is not required to make any amortization payments prior to the end of its replenishment period in January 2012.

During the three months ended March 31, 2011, the Company purchased a $1.5 million investment grade rated note originally issued by its CDO III issuing entity for a price of $0.6 million from a third party investor and recorded a net gain on extinguishment of debt of $0.9 million in its 2011 Consolidated Statement of Operations.

During the three months ended March 31, 2010, the Company had purchased approximately $27.6 million of investment grade rated notes originally issued by its CDO I, CDO II and CDO III issuing entities for a price of $7.4 million from third party investors and recorded a net gain on extinguishment of debt of $20.2 million in its 2010 Consolidated Statements of Operations.

In February 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $22.1 million remains at March 31, 2011.  See “Junior Subordinated Notes” below for further details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	$25,145,134	$25,126,543

Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	6,264,446	6,260,453

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,145,134	25,126,543

Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	24,515,815	24,497,690

Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	13,095,255	13,086,871

Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	14,071,922	14,062,800

Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	28,269,487	28,251,162

Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	19,046,811	19,034,178

Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,361,582	2,359,998

Total junior subordinated notes	$157,915,586	$157,806,238

The carrying value under these facilities was $157.9 million at March 31, 2011 and $157.8 million at December 31, 2010, which is net of a deferred amount of $17.9 million and $18.1 million, respectively.  The current weighted average note rate was 0.50% at March 31, 2011 and December 31, 2010, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.85% at March 31, 2011 and December 31, 2010.  The impact of these variable interest entities with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

In February 2010, the Company retired $114.1 million of its junior subordinated notes, with a carrying value of $102.1 million, in exchange for the re-issuance of its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million, CDO bonds of other issuers it had acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the bonds through their maturity, a reduction to securities available-for-sale of $0.4 million representing the fair value of CDO

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

bonds of other issuers, and a gain on extinguishment of debt of $26.3 million, or $1.03 per basic and diluted common share, in the first quarter of 2010.

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.3 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”).  Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $17.9 million at March 31, 2011, is being amortized into expense over the life of the notes.

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

The junior subordinated notes are unsecured, have original maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years.

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$50,157,708	$55,988,411	$50,157,708	$55,988,411

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$51,457,708	$57,288,411	$51,457,708	$57,288,411

At March 31, 2011 and December 31, 2010, the aggregate weighted average note rate for the Company’s notes payable was 3.95%.  There were no interest rate swaps on the notes payable at March 31, 2011 and December 31, 2010.

In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company’s profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone Value Plus REIT, L.P.  The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company’s interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.  In March 2009, the Company also recorded a gain on exchange of profits interest of $56.0 million.  At March 31, 2011, the outstanding balance of this note was $50.2 million.

The Company has a junior loan participation with an outstanding balance at March 31, 2011 of $1.3 million.  Participation borrowings have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan.  Interest expense is based on a portion of the interest received from the loan.  The Company’s obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Notes Payable — Real Estate Owned

During the first quarter of 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by a portfolio of multifamily assets.  The real estate investment was classified as real estate owned in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.

During the second quarter of 2010, the Company assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which the Company had a $5.6 million junior participation loan secured by an apartment building.  The real estate investment was classified as real estate owned in April 2010.  The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option.

The total outstanding balance of these mortgages was approximately $76.1 million and $20.8 million at March 31, 2011 and December 31, 2010, respectively.

Mortgage Note Payable - Held-For-Sale

During the second quarter of 2008, the Company assumed a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan.  The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale at September 30, 2009.  The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012.  The outstanding balance of this mortgage was $41.4 million at March 31, 2011 and December 31, 2010.

Debt Covenants

The Company’s debt obligations do not contain financial covenants and restrictions at March 31, 2011.

The Company’s CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests.  The Company’s CDOs were in compliance with all such covenants as of March 31, 2011, as well as on the most recent determination date, with the exception of the over collateralization test of CDO I as of March 31, 2011.  As of the determination date in April 2011, the Company was in compliance with all CDO covenants.  In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The chart below is a summary of the Company’s CDO compliance tests as of the most recent determination date in April 2011:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	185.59%	181.74%	109.89%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	383.11%	518.33%	506.24%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1) The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total principal balance of the bonds associated with the applicable ratio.  To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies.

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

Also, no payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee.  The Junior Subordinated Indentures are also cross-defaulted with each other.

Note 8 — Derivative Financial Instruments

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

In connection with the Company’s interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  Specifically, the Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its expected cash receipts and its expected cash payments principally related to its investments and borrowings.  The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has entered into various interest rate swap agreements to hedge its exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index; and (iii) use of a LIBOR rate caps in loan agreements.

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

March 31, 2011

(Unaudited)

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

The following is a summary of the derivative financial instruments held by the Company as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation\ Cash Flow	Derivative	Count	March 31, 2011	Count	December 31, 2010	Expiration Date	Sheet Location	March 31, 2011	December 31, 2010

Non- Qualifying	Basis Swaps	9	$998,262	9	$1,056,851	2012 – 2015	Other Assets	$1,006	$1,306

Non- Qualifying	LIBOR Caps	2	$13,000	1	$7,000	2012 - 2013	Other Assets	$34	$12

Qualifying	LIBOR Cap	1	$73,301	—	$—	2013	Other Assets	$76	$—

Qualifying	Interest Rate Swaps	30	$641,089	30	$639,696	2011 – 2017	Other Liabilities	$(43,353)	$(50,803)

The fair value of Non-Qualifying Basis Swap Hedges was $1.0 million and $1.3 million as of March 31, 2011 and December 31, 2010, respectively, and was recorded in other assets in the Consolidated Balance Sheets.  These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  The fair value of the Non-Qualifying LIBOR Cap Hedges was less than $0.1 million at March 31, 2011 and December 31, 2010, and is recorded in other assets in the Consolidated Balance Sheets.  The Company entered into these hedges in the fourth quarter of 2010 and the first quarter of 2011 due to loan agreements which required LIBOR Caps of 1% to 2%.  In addition, during the three months ended March 31, 2011, the notional value on one basis swap had amortization of approximately $58.6 million.  For the three months ended March 31, 2011 and 2010, the change in fair value of the Non-Qualifying Swaps was $(0.3) million and $(0.2) million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

The fair value of Qualifying Interest Rate Swap Cash Flow Hedges as of March 31, 2011 and December 31, 2010 was $(43.4) million and $(50.8) million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets.  The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the three months ended March 31, 2011, the Company entered into a LIBOR Cap with a notional value of approximately $73.3 million that qualifies as a cash flow hedge.  The fair value of the Qualifying LIBOR Cap Hedge was $0.1 million at March 31, 2011 and is recorded in other assets in the Consolidated Balance Sheet.  The Company entered into this hedge in the first quarter of 2011 due to a loan agreement which required a LIBOR Cap of 2%.  During the three months ended March 31, 2010, the Company entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million and the notional value of one interest rate swap had amortization of approximately

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

$17.1 million.  As of March 31, 2011, the Company expects to reclassify approximately $(24.8) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  As of March 31, 2011 and December 31, 2010, the Company has a net deferred loss of $4.1 million and $4.5 million, respectively, in accumulated other comprehensive loss.  The Company recorded $0.4 million as additional interest expense related to the amortization of the loss for the three months ended March 31, 2011 and 2010, respectively, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended March 31, 2011 and 2010, respectively.  The Company expects to record approximately $1.4 million of net deferred loss to interest expense over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of March 31, 2011 and 2010 (dollars in thousands):

		Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended		Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Three Months Ended
Designation \Cash Flow	Derivative	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Non- Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$(205)	$(177)

Qualifying	Interest Rate Swaps / Cap	$7,914	$(2,951)	$(7,291)	$(7,942)	$—	$—

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of March 31, 2011 and December 31, 2010 of approximately $(47.4) million and approximately $(55.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(43.3) million and $(50.8) million, respectively, deferred losses on terminated interest swaps of $(5.0) million and $(5.5) million as of March 31, 2011 and December 31, 2010, respectively, and deferred net gains on termination of interest swaps of $0.9 million and $1.0 million as of March 31, 2011 and December 31, 2010, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2011 and December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(18.5) million and $(21.1) million, respectively.  As of March 31, 2011 and December 31, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $19.3 million and $21.3 million, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 9 — Variable Interest Entities

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

A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company’s involvement with VIEs primarily affects its financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with its derivative instruments.

Consolidated VIEs

The Company consolidates its three CDO subsidiaries, which qualify as VIEs, of which the Company is the primary beneficiary.  These CDOs invest in real estate and real estate-related securities and are financed by the issuance of CDO debt securities.  The Company, or one of its affiliates, is named collateral manager, servicer, and special servicer for all CDO collateral assets which the Company believes gives it the power to direct the most significant economic activities of the entity.  The Company also has exposure to CDO losses to the extent of its equity interests and also has rights to waterfall payments in excess of required payments to CDO bond investors.  As a result of consolidation, equity interests in these CDOs have been eliminated, and the balance sheet reflects both the assets held and debt issued by the CDOs to third parties.  The Company’s operating results and cash flows include the gross amounts related to CDO assets and liabilities as opposed to the Company’s net economic interests in the CDO entities.

Assets held by the CDOs are restricted and can be used only to settle obligations of the CDOs.  The liabilities of the CDOs are non-recourse to the Company and can only be satisfied from each CDO’s respective asset pool.  Assets and liabilities related to the CDOs are disclosed parenthetically, in the aggregate, in the Company’s Consolidated Balance Sheets.  See Note 7 — “Debt Obligations” for further details.

The Company is not obligated to provide, has not provided, and does not intend to provide financial support to any of the consolidated CDOs.

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 39 VIEs as of March 31, 2011 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $621.0 million and exposure to real estate debt of approximately $4.1 billion at March 31, 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of March 31, 2011:

Type	Origination Date	Carrying Amount (1)	Property	Location

Loan and investment	Dec – 03	$50,000,000	Office	New York
Loan	Aug – 05	17,050,000	Office	New York
Loan	Jan – 06	1,350,000	Multifamily	New York
Loan	Mar – 06	10,000,000	Office	Pennsylvania
Loan	Jun – 06	105,255,660	Land	California
Loan	Aug – 06	5,452,137	Multifamily	Indiana
Loan	Sep – 06	2,800,000	Office	Rhode Island
Loan	Oct – 06	1,349,992	Multifamily	South Carolina
Loan	Oct – 06	2,031,012	Multifamily	North Carolina
Loan	May – 08	12,490,989	Multifamily	Florida
Loan	Dec – 06	63,885,000	Multifamily	New York
Loan	Jan – 07	4,123,938	Multifamily	Texas
Loan	Mar – 07	1,960,000	Office	South Carolina
Loan	Mar – 07	67,000,000	Office	New York
Loan	Apr – 08	5,924,306	Multifamily	Indiana
Loan	Feb – 07	53,250,014	Multifamily	Florida
Loan	Mar – 07	2,000,000	Multifamily	Florida
Loan	Mar – 07	6,625,103	Multifamily	Indiana
Loan	Mar – 07	3,671,507	Hotel	Arizona
Loan	Mar – 07	4,779,630	Multifamily	Michigan
Loan	Jul – 07	10,557,122	Multifamily	Texas
Loan	Jul – 07	9,141,866	Multifamily	Texas
Loan	Jul – 07	4,492,811	Multifamily	Texas
Loan	Feb – 08	56,800,000	Multifamily	California
Loan	May – 06	10,000,000	Condo	California
Loan	Aug – 07	6,000,000	Multifamily	Florida
Loan	Dec - 04	7,200,000	Multifamily	Indiana
Loan	Dec – 06	32,000,000	Multifamily	Various
Loan	Dec – 06	25,000,000	Land	Florida
Loan	Jun – 06	1,870,000	Multifamily	Texas
Loan	Aug – 10	6,147,000	Hotel	California
Loan	Dec – 10	15,180,779	Multifamily	New York
Loan	Dec – 10	7,000,000	Multifamily	Texas
Loan	Jan – 11	2,000,000	Multifamily	Texas
Loan	Feb – 06	1,903,094	Multifamily	Indiana
Investment	May – 08	2,000,000	CDO bond	N/A
Investment	Dec – 10	2,109,456	CMBS	N/A
Investment	Apr – 05	187,000	Junior subordinated notes(2)	N/A
Investment	Jun – 06	391,000	Junior subordinated notes(2)	N/A
Total		$620,979,416

(1) Represents the carrying amount of loans and investments before reserves.  The Company’s maximum exposure to loss would not exceed the carrying amount of its investment.  At March 31, 2011, $294.6 million of loans to VIEs had corresponding loan loss reserves of approximately $123.9 million and $57.9 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,316,952,848	$1,088,756,787	$1,414,225,388	$1,185,144,418
Available-for-sale securities, net	4,344,613	4,344,613	3,298,418	3,298,418
Derivative financial instruments	1,114,956	1,114,956	1,317,895	1,317,895

Financial liabilities:
Repurchase agreements	$746,997	$744,061	$990,997	$984,662
Collateralized debt obligations	1,062,704,339	680,842,949	1,070,852,555	613,631,643
Junior subordinated notes	157,915,586	48,367,776	157,806,238	48,328,132
Notes payable	51,457,708	44,870,395	51,457,708	44,612,375
Mortgage notes payable - real estate owned	76,101,004	75,663,042	20,750,000	20,280,173
Mortgage note payable - held-for-sale	41,440,000	40,861,215	41,440,000	40,781,746
Derivative financial instruments	43,352,870	43,352,870	50,802,533	50,802,533

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

March 31, 2011

(Unaudited)

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•                  Level 1 — Inputs are unadjusted and quoted prices in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at Level 1 fair value generally are government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available—for—sale securities and derivative financial instruments.  The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2011:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$4,344,613	$4,344,613	$235,157	$—	$4,109,456
Derivative financial instruments	1,114,956	1,114,956	—	1,114,956	—
Financial liabilities:
Derivative financial instruments	43,352,870	43,352,870	—	43,352,870	—

(1) For the three months ended March 31, 2011, the Company’s equity securities available-for-sale were measured using Level 1inputs and the Company’s CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

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

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale
Securities

Balance as of December 31, 2010	$3,122,050
Adjustments to fair value:
Amortization of premium (1)	(12,594)
Unrealized gain (2)	1,000,000

Balance as of March 31, 2011	$4,109,456

(1)  Amortization of premium is recorded in interest expense on the Consolidated Statements of Operations.

(2)  Unrealized gain is recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The Company measures certain financial assets at fair value on a nonrecurring basis, such as impaired loans.  The fair value of these financial assets was determined using the following inputs as of March 31, 2011:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$218,215,270	$224,314,174	$—	$—	$224,314,174

(1) The Company had an allowance for loan losses of $163.9 million relating to 27 loans with an aggregate carrying value, before loan loss reserves, of approximately $382.1 million at March 31, 2011.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 11 — Commitments and Contingencies

Contractual Commitments

As of March 31, 2011, the Company had the following material contractual obligations (dollars in thousands):

Contractual	Payments Due by Period (1)
Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Notes payable	$1,300	$—	$—	$—	$—	$50,158	$51,458
Collateralized debt obligations (2)	10,000	371,101	161,677	187,366	81,714	250,846	1,062,704
Repurchase agreements	747	—	—	—	—	—	747
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Mortgage notes payable — real estate owned (4)	—	—	20,750	55,351	—	—	76,101
Mortgage note payable — held-for-sale (5)	—	41,440	—	—	—	—	41,440

Totals	$12,047	$412,541	$182,427	$242,717	$81,714	$476,862	$1,408,308

(1)	Represents principal amounts due based on contractual maturities.

(2)

Comprised of $221.2 million of CDO I debt, $301.0 million of CDO II debt and $540.5 million of CDO III debt with a weighted average remaining maturity of 2.15, 3.26 and 2.59 years, respectively, as of March 31, 2011. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $22.1 million at March 31, 2011. During the three months ended March 31, 2011, the Company repurchased, at a discount, a $1.5 million investment grade note originally issued by the Company’s CDO III issuer and recorded a reduction of the outstanding debt balance of $1.5 million.

(3)	Represents the face amount due upon maturity. The carrying value is $157.9 million, which is net of a deferred amount of $17.9 million.

(4)

Represents a $20.8 million mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010 and a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011.

(5)	Represents a mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $17.9 million as of March 31, 2011, that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $17.9 million outstanding balance at March 31, 2011, the Company’s restricted cash balance and CDO III revolver capacity contained approximately $16.3 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.

Litigation

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 12 — Equity

Common Stock

The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share.

The Company paid an incentive management fee for the twelve month period ending December 31, 2010 to ACM in a combination of cash and shares of common stock during the first quarter of 2011.  The Company issued 666,927 shares of common stock in March 2011 for the portion of the incentive management fee paid in common stock.

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

The Company had 25,443,140 and 24,776,213 shares of common stock outstanding at March 31, 2011 and December 31, 2010, respectively.

Deferred Compensation

There was no stock-based compensation recorded for the three months ended March 31, 2011 and 2010.  On April 1, 2010, the Company issued an aggregate of 90,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended in 2005 to the independent members of the board of directors.  The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company recorded $0.3 million to selling and administrative expense in its Consolidated Statement of Operations in the second quarter of 2010.  No restricted common stock was granted in April 2011.

Warrants

In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00.  500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00.  All of the warrants expire on July 23, 2015 and no warrants have been exercised to date.  The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method.  In the first quarter of 2010, the Company partially amortized approximately $0.1 million into interest expense in the Company’s Consolidated Statement of Operations.  The remaining portion totaling $0.4 million was expensed in the second quarter of 2010 upon closing a discounted payoff agreement with Wachovia Bank.

Noncontrolling Interest

Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 was $1.9 million and $2.0 million, respectively, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the exchange of POM profits interest transaction discussed in Note 7 — “Debt Obligations”.  For the three months ended March 31, 2011 and 2010, the Company recorded income of $0.1 million as well as distributions of $0.1 million attributable to noncontrolling interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 13 — Earnings Per Share

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2010
	Basic	Diluted	Basic	Diluted (1)
Income from continuing operations, net of noncontrolling interest	$267,149	$267,149	$26,391,816	$26,391,816
Loss from discontinued operations	—	—	(18,023)	(18,023)
Net income attributable to Arbor Realty Trust, Inc.	$267,149	$267,149	$26,373,793	$26,373,793

Weighted average number of common shares outstanding	24,961,471	24,961,471	25,387,410	25,387,410
Dilutive effect of warrants	—	342,489	—	—
Dilutive effect of incentive management fee shares	—	481,670	—	—
Weighted average number of common shares outstanding	24,961,471	25,785,629	25,387,410	25,387,410

Income from continuing operations, net of noncontrolling interest, per common share	$0.01	$0.01	$1.04	$1.04
Loss from discontinued operations per common share	—	—	—	—
Net income attributable to Arbor Realty Trust, Inc. per common share	$0.01	$0.01	$1.04	$1.04

(1) As of March 31, 2010, diluted net income per share excludes one million warrants, which were anti-dilutive for the period.

Note 14 — Related Party Transactions

Due from related party was approximately $2.1 million at March 31, 2011, and consisted primarily of escrows held by an affiliate of ACM related to a real estate owned transaction.  At December 31, 2010, due from related party was approximately $0.3 million which consisted of escrows held by ACM related to real estate transactions.

At March 31, 2011, due to related party was $1.0 million and consisted primarily of base management fees due to ACM, of which $0.5 million will be remitted by the Company in the second quarter of 2011.  At December 31, 2010, due to related party was $17.4 million and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of approximately $18.8 million, offset by a $3.6 million related party receivable, and base management fees of $2.3 million due to ACM, all of which were remitted by the Company in the first quarter of 2011.

During the first quarter, the Company originated four loans totaling $28.4 million which were provided to third party purchasers of assets previously owned by ACM, the Company’s manager, or its affiliate.  Two of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.23% as of March 31, 2011 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%.  The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%.

In October 2010, the Company purchased, at par, a $4.7 million bridge loan from ACM.  The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York.  The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012.  In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture.  As of March 2011, ACM’s investment balance in this joint venture was $0.7 million.  Interest income recorded from this loan for the three months ended March 31, 2011 was approximately $0.1 million.

The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing 21.0% of the voting power of the Company’s outstanding stock as of March 31, 2011.  The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than a 7% ownership interest in the Company.

Note 15 — Distributions

Under the terms of the Company’s junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash.  The Company will be permitted to pay 100% of its taxable income in cash if the Company pays the note holders the original rate of interest upon termination of the agreement.  See Note 7 — “Debt Obligations” for further details.  The Board of Directors has elected not to pay a common stock dividend for the quarter ended March 31, 2011.

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes.  As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions realized in 2009 or 2010 may, at our election, be deferred to future periods.  As of March 31, 2011 and 2010, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the three months ended March 31, 2011 and 2010.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The base management fee is an arrangement whereby the Company reimburses ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  The Company’s 2009 and 2010 base management fees were $8.0 million and $7.6 million, respectively.  The 2011 base management fee is estimated to be approximately $7.8 million, which was approved by the audit committee of the Company’s Board of Directors.  All origination fees on investments are retained by the Company.

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

The minimum return, or incentive fee hurdle to be reached before an incentive fee is earned, is a percentage applied on a per share basis to the greater of $10.00 or the average gross proceeds per share.  In addition, 60% of any loan loss and other reserve recoveries are eligible to be included in the incentive fee calculation, which recoveries are spread over a three year period.

The management agreement also allows the Company to consider, from time to time, the payment of additional “success-based” fees to ACM for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.  If the Company terminates or elects not to renew the management agreement without cause, it is required to pay the termination fee of $10.0 million.

The incentive fee is measured on an annual basis.  However, when applicable, the Company will pay the annual incentive fee in quarterly installments, each within 60 days of each fiscal quarter.  The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of each quarter with respect to which such installment is payable.  Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year, with an adjustment at year end to reflect the full year’s results.  At least 25% of any incentive fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter.  For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last 20 days of the fiscal quarter with respect to which the incentive fee is being paid.  The incentive fee is accrued as it is earned.  The expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter.  At December 31 of each year, the Company remeasures the incentive fee expense paid to ACM in shares of the Company’s common stock in accordance with current accounting guidance, which discusses how to determine the expense when certain terms are not known prior to the measurement date.  Accordingly, any expense recorded related to common stock issued as a portion of incentive fee is adjusted to reflect the fair value of the stock on the measurement date when the final calculation of the total incentive fee is determined.  In the event the calculated incentive fee for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock.  In such case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table sets forth the Company’s base management fees and incentive fees for the periods indicated:

	For the Three Months Ended March 31,
Management Fees:	2011	2010

Base	$1,950,000	$1,900,000

Incentive	—	—

Total management fee	$1,950,000	$1,900,000

For the three months ended March 31, 2011 and 2010, the Company recorded $2.0 million and $1.9 million, respectively, of base management fee expenses, of which $1.0 million and $0.8 million was included in due to related party as of March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011 and 2010, ACM did not earn an incentive fee installment and no success-based payments were made.

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

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.  A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.  Additionally, under the terms of our junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash.  Certain REIT income may be subject to state and local income taxes.  Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax.  Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions realized in 2009 or 2010 may, at our election, be deferred to future periods.  We did not record a provision for income taxes related to the assets that are held in our taxable REIT subsidiaries for the three months ended March 31, 2011 and 2010.

Current Market Conditions, Risks and Recent Trends

Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions over the past several periods which have caused market prices of many stocks to fluctuate substantially.  Commercial real estate has been particularly adversely affected by the prolonged economic downturn.  Although we have seen some improvements, the overall market recovery remains uncertain.  Should the market regress, the commercial real estate sector may experience additional losses, difficulty in raising capital, and challenges in obtaining investment financing with attractive terms or at all.

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

This environment has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations.  Continued declining real estate values may continue to limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties.  Borrowers may also be less able to pay principal and interest on our loans if the real estate economy deteriorates further.  Continued declining real estate values may also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.  In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property.  During the first quarter of fiscal year 2011 we recorded $1.6 million of new provisions for loan losses due to declining collateral values; a $0.2 million cash recovery from one fully reserved loan as well as a $0.8 million recovery of reserve related to a loan that was modified in the subsequent quarter; and accrued $1.0 million of loss on a restructured loan.  During the first, second, third and fourth quarters of fiscal year 2010 we recorded $25.0 million, $25.6 million, $15.2 million and $35.2 million, respectively, of new provisions for loan losses due to declining collateral values; a $0.8 million recovery from one fully reserved loan in the second quarter of 2010, a recovery of $2.7 million from two loans in the third quarter of 2010, and a recovery of $14.6 million from two loans in the fourth quarter of 2010; and $0.8 million, $5.4 million and $1.0 million of losses on restructured loans in the second, third and fourth quarters of 2010, respectively.  In addition, we have acquired two new real estate owned properties through a transfer from a creditor trust and a purchase out of bankruptcy in the first quarter of 2011.  We also acquired one new real estate owned property through deed in lieu of foreclosure and sold a real estate property held-for-sale in 2010.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing.  These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

Commercial real estate financing companies were severely impacted by the economic downturn and until very recently have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt.  We responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible.  In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate.  Additionally, based on available liquidity and market opportunities, we have from time to time repurchased our debt at discounts.  We will continue to remain focused on executing these strategies when appropriate and where available if this significant economic downturn persists.

Refer to our Annual Report on Form 10-K for the year ending December 31, 2010 as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” herein for additional risk factors.

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three months ended March 31, 2011 and 2010, interest income earned on these loans and investments represented approximately 77% and 92% of our total revenues, respectively.

Interest income may also be derived from profits of equity participation interests.  No such interest income was recognized for the three months ended March 31, 2011 and 2010.

We also derive interest income from our investments in commercial real estate collateralized debt obligation (“CDO”) bond securities and commercial mortgage-backed securities (“CMBS”).  For the three months ended March 31, 2011 and 2010, interest on these investments represented approximately less than 1% and 4% of our total revenues, respectively.

Property operating income is derived from our real estate owned assets.  For the three months ended March 31, 2011 and 2010, property operating income represented approximately 23% and 1% of our total revenues, respectively.  The operation of many of the hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio.  For the three months ended March 31, 2011 and 2010, revenue from other income represented approximately less than 1% and 3% of our total revenues, respectively.

Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate

We derive income or loss from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets.  These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements.  These investments are recorded under either the equity or cost method of accounting as appropriate.  We record our share of net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment of these investments on a single line item in the Consolidated Statements of Operations as income or loss from equity affiliates.  For the three months ended March 31, 2011 and 2010, income from equity affiliates was $0.1 million and loss from equity affiliates was less than $0.1 million, respectively.

We also may derive income or loss from the sale of loans and real estate.  We may acquire real estate by foreclosure or through partial or full settlement of mortgage debt or for investment in order to stabilize the property and dispose of it for a future anticipated return.  We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio.  No such income or loss on the sale of loans or real estate was recorded during the three months ended March 31, 2011 and 2010.

Critical Accounting Policies

Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant

Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the three months ended March 31, 2011, there were no material changes to these policies.

Revenue Recognition

Interest income.  Interest income is recognized on the accrual basis as it is earned from loans, investments and securities.  In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, and/or deferred interest upon maturity.  In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security.  This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of all contractual principal is not probable.  Income recognition is resumed when the loan becomes contractually current and performance is resumed.  We record interest income on certain impaired loans to the extent cash is received, in which a loan loss reserve has been recorded, as the borrower continues to make interest payments.  We recorded loan loss reserves related to these loans as it was deemed that full recovery of principal and interest was not probable.  Several of the loans provide for accrual of interest at specified rates, which differ from current payment terms.  Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.  If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.  We currently have no loans in our portfolio accruing such interest.  Therefore, interest income is recorded on all of our loans and investments only to the extent that the current pay rate is received.  Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced.  We did not record interest income on such investments for the three months ended March 31, 2011 and 2010.

Property operating income.  Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned.  We recognize revenue for these activities when the fees are fixed or determinable, or evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.  For the three months ended March 31, 2011 and 2010, we recorded approximately $5.4 million and $0.2 million, respectively, of property operating income relating to real estate owned.  As of March 31, 2011, we had four real estate owned properties including a portfolio of multifamily assets that was purchased by us out of bankruptcy and a portfolio of hotel assets that was transferred to us by the owner, a creditor trust.  Both of these portfolios were acquired in the first quarter of 2011.  As of March 31, 2010, we had one real estate owned property.  Additionally, another real estate investment that was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010, which resulted in a reclassification from property operating income into discontinued operations for all prior periods.  For more details see Note 6 of the “Notes to Consolidated Financial Statements” set forth in Item 1 hereof.

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

During the three months ended March 31, 2011 we entered into a LIBOR Cap with a notional value of approximately $73.3 million that was designated as cash flow hedge and a LIBOR Cap with a notional value of approximately $6.0 million that was not designated as cash flow hedge.  In addition, the notional value on one basis swap had amortization of approximately $58.6 million.  During the three months ended March 31, 2010 we entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million and the notional value of one interest rate swap had amortization of approximately $17.1 million.  Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item.  The fair value of our qualifying hedge portfolio has increased by approximately $7.5 million from December 31, 2010 as a result of a change in the projected LIBOR rates and credit spreads of both parties, net of the amortized notional value of swaps.

Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate.  For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 3 hereof.

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring.  This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption is not expected to have a material effect on our Consolidated Financial Statements.

In December 2010, the FASB issued updated guidance on business combinations, which clarifies that when pro forma financial information is required, it is to be presented as if the business combination occurred at the beginning of the prior year.  The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The guidance is effective for business combinations in fiscal years beginning on or after December 15, 2010 and its adoption on January 1, 2011 did not have a material effect on our Consolidated Financial Statements.

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which requires a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in troubled debt restructuring.  This guidance is effective as of the fourth quarter of 2010, except for the information related to loans modified in a troubled debt restructuring which was postponed by the FASB to the third quarter of 2011.  As the guidance only amends existing disclosure requirements, its adoption resulted in additional disclosures and did not have a material effect on our Consolidated Financial Statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a material effect on our Consolidated Financial Statements.  The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010 and its adoption on January 1, 2011 did not have a material effect on our Consolidated Financial Statements.

Changes in Financial Condition

Our loan and investment portfolio balance, including our available-for-sale securities, at March 31, 2011 was $1.3 billion, with a weighted average current interest pay rate of 4.35% compared to $1.4 billion, with a weighted average current interest pay rate of 4.44% at December 31, 2010.  At March 31, 2011, advances on our financing facilities totaled $1.3 billion, with a weighted average funding cost of 3.56% as compared to $1.3 billion, with a weighted average funding cost of 3.55% at December 31, 2010.

During the quarter ended March 31, 2011, we originated five loans totaling $30.3 million as well as received full satisfaction of two loans totaling $10.5 million, which included $6.8 million of charge-offs against loan loss reserves.  We also received partial repayment on one loan totaling $41.6 million, which included a $3.6 million charge-off against loan loss reserves.  In addition, we reclassified two loan assets totaling approximately $77.2 million, net of reserves and assumed debt, to our real estate owned portfolio.  We also refinanced and/or modified seven loans totaling $164.5 million and seven loans totaling approximately $138.8 million were extended during the quarter, of which four loans totaling approximately $83.7 million were in accordance with the extension option of the corresponding loan agreement.

Cash and cash equivalents decreased $34.0 million, or 34%, to $67.1 million at March 31, 2011 compared to $101.1 million at December 31, 2010.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The decrease was primarily due to funding new loan originations, paying related party payables and purchasing one of our own CDO bonds.

Restricted cash increased $32.7 million to $53.8 million at March 31, 2011 compared to $21.1 million at December 31, 2010.  Restricted cash is kept on deposit with the trustees for our CDOs, and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDOs, as well as the sale of investment securities owned by the CDOs and unfunded loan commitments.  The increase was primarily due to loan payoffs and partial paydowns, net of the transfer of loans into the CDOs.  One of our recently acquired real estate owned assets also has a restricted cash balance of $1.4 million due to a first mortgage escrow requirement.

Real estate owned increased $132.3 million to $155.2 million at March 31, 2011 compared to $22.8 million at December 31, 2010.  This was due to a portfolio of hotel assets that was transferred to us by the owner, a creditor trust, and a portfolio of multifamily assets that was purchased by us out of bankruptcy in the first quarter of 2011.  See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.

Due from related party increased $1.8 million to $2.1 million at March 31, 2011 compared to $0.3 million at December 31, 2010.  The increase was due to escrows held by an affiliate of ACM related to a real estate owned transaction in the first quarter of 2011.

Other assets decreased $1.1 million to $40.8 million at March 31, 2011 compared to $42.0 million at December 31, 2010.  The decrease was primarily due to a $1.0 million decrease in deferred financing fees, which includes amortization, a $0.5 million decrease in interest receivable primarily as a result of non-performing loans, a $1.9 million decrease due to the effect of LIBOR rates on a portion of our interest rate swaps and a $0.3 million decrease in the fair value of our non-qualifying CDO basis swaps, net of a $2.5 million increase in other real estate owned assets.  See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

Due to related party decreased $16.5 million, or 94%, to $1.0 million at March 31, 2011 compared to $17.4 million at December 31, 2010.  The decrease was due to our payment of the incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, net of a $3.6 million related party receivable, and 2010 base management fees of $2.3 million due to ACM, net of $1.0 million of base management fees incurred in the first quarter of 2011 due to ACM.  See “Contractual Commitments — Management Agreement” below for further details.

Mortgage notes payable — real estate owned increased $55.4 million to $76.1 million at March 31, 2011 compared to $20.8 million at December 31, 2010 due to our assumption of a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to the bankruptcy proceedings of a portfolio of multifamily assets.  See “Sources of Liquidity — Mortgage Notes Payable — Real Estate Owned” below for further details.

Other liabilities decreased $10.1 million, or 12%, to $74.3 million at March 31, 2011 compared to $84.4 million at December 31, 2010.  The decrease was primarily due to the use of $4.1 million of deposits on the transfer of a loan to real estate owned, payment of a $1.1 million payable to a lender as a result of a loan modification in 2010, a $6.8 million decrease in accrued interest payable primarily due to the increase in value of our interest rate swaps and the timing of reset dates, and a $0.3 million decrease in accrued expenses, net of $1.3 million of effective yield amortization on our junior subordinated notes and a $1.0 million liability that was recorded as a result of the execution of a forbearance agreement on a loan modified in the subsequent quarter.

We issued 666,927 shares of common stock in March 2011 to ACM for the portion of the incentive management fee for the twelve month period ending December 31, 2010 that was paid in common stock.

During the three months ended March 31, 2011, we purchased, at a discount, a $1.5 million investment grade rated note originally issued by our CDO III issuing entity for a price of $0.6 million from a third party investor and recorded a gain on extinguishment of debt of approximately $0.9 million in our 2011 Consolidated Statement of Operations.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth our results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)

Interest income	$18,007,567	$24,218,425	$(6,210,858)	(26)%
Interest expense	13,040,949	18,087,260	(5,046,311)	(28)%
Net interest income	4,966,618	6,131,165	(1,164,547)	(19)%

Other revenue:
Property operating income	5,420,186	213,483	5,206,703	nm
Other income	21,876	798,047	(776,171)	(97)%
Total other revenue	5,442,062	1,011,530	4,430,532	nm

Other expenses:
Employee compensation and benefits	2,088,054	1,904,953	183,101	10%
Selling and administrative	1,197,825	1,277,995	(80,170)	(6)%
Property operating expenses	3,801,221	358,430	3,442,791	nm
Depreciation and amortization	432,465	12,168	420,297	nm
Provision for loan losses (net of recoveries)	535,135	25,000,000	(24,464,865)	(98)%
Loss on restructured loans	1,000,000	—	1,000,000	100%
Management fee — related party	1,950,000	1,900,000	50,000	3%
Total other expenses	11,004,700	30,453,546	(19,448,846)	(64)%

Loss from continuing operations before gain on extinguishment of debt, gain on sale of securities and income (loss) from equity affiliates	(596,020)	(23,310,851)	22,714,831	(97)%
Gain on extinguishment of debt	892,500	46,498,479	(45,605,979)	(98)%
Gain on sale of securities	—	3,303,480	(3,303,480)	(100)%
Income (loss) from equity affiliates	24,365	(45,575)	69,940	nm
Income from continuing operations	320,845	26,445,533	(26,124,688)	(99)%
Loss from discontinued operations	—	(18,023)	18,023	(100)%
Net income	320,845	26,427,510	(26,106,665)	(99)%
Net income attributable to noncontrolling interest	53,696	53,717	(21)	nm

Net income attributable to Arbor Realty Trust, Inc.	$267,149	$26,373,793	$(26,106,644)	(99)%

nm — not meaningful

Net Interest Income

Interest income decreased $6.2 million, or 26%, to $18.0 million for the three months ended March 31, 2011 from $24.2 million for the three months ended March 31, 2010.  This decrease was primarily due to a 24% decrease in average loans and investments from $2.1 billion for the three months ended March 31, 2010 to $1.6 billion for the three months ended March 31, 2011 due to payoffs, paydowns, modifications and the reclassification of loans to real estate owned, as well as a 3% decrease in the average yield on assets from 4.67% for the three months ended March 31, 2010 to 4.52% for the three months ended March 31, 2011.  This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, lower rates on refinanced and modified loans and higher rates on loan payoffs and paydowns, partially offset by the reversal of exit fees in the first quarter of 2010.  Interest income from cash equivalents was $0.2 million for both the three months ended March 31, 2011 and 2010.

Interest expense decreased $5.0 million, or 28%, to $13.0 million for the three months ended March 31, 2011 from $18.1 million for the three months ended March 31, 2010.  The decrease was primarily due to a 24% decrease in the average balance of our debt facilities from $1.7 billion for the three months ended March 31, 2010 to $1.3 billion for the three months ended March 31, 2011.  The decrease in average balance was primarily due to closing on a discounted payoff agreement with Wachovia Bank in the second quarter of 2010 as well as the repayment of certain debt resulting from loan payoffs and paydowns and the transfer of assets into our CDO vehicles, which carry a lower cost of funds.  The decrease was also due to a 5% decrease in the average cost of these borrowings from 4.28% for the three months ended March 31, 2010 to 4.08% for the three months ended March 31, 2011 primarily due to closing on the discounted payoff agreement with Wachovia Bank in the second quarter of 2010, which carried a higher rate of interest than our other debt financing.  See “Notes Payable” below for further details.

Other Revenue

Property operating income was $5.4 million for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2010.  This was due to the operations of four real estate investments recorded as real estate owned as of March 31, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We owned one real estate owned investment as of March 31, 2010.

Other income decreased $0.8 million, or 97%, to less than $0.1 million for the three months ended March 31, 2011 from $0.8 million for the three months ended March 31, 2010.  This is primarily due to a fee received in the first quarter of 2010 related to a loan held-for-sale at March 31, 2010.

Other Expenses

Employee compensation and benefits expense increased $0.2 million, or 10%, to $2.1 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010.  These expenses represent salaries and benefits for those employed by us during these periods.

Selling and administrative expense decreased $0.1 million, or 6%, to $1.2 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, and licensing fees.

Property operating expense was $3.8 million for the three months ended March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010.  This was due to the operations of four real estate investments recorded as real estate owned as of March 31, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We owned one real estate owned investment as of March 31, 2010.

Depreciation and amortization expense was $0.4 million for the three months ended March 31, 2011 compared to less than $0.1 million for the three months ended March 31, 2010.  This is due to depreciation expense associated with four real estate investments recorded as real estate owned as of March 31, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We had one real estate owned investment as of March 31, 2010.

Provision for loan losses (net of recoveries) totaled $0.5 million for the three months ended March 31, 2011, and $25.0 million for the three months ended March 31, 2010.  At March 31, 2011, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $27.6 million was less than the net carrying value of the loans, resulting in us recording an additional $1.6 million provision for loan losses.  We also received a cash recovery of $0.2 million related to a fully reserved loan as well as a $0.8 million recovery of reserve related to a loan that was modified in the subsequent quarter, which were recorded in provision for loan losses on the Statement of Operations netting the provision to $0.5 million.  At March 31, 2011 we had a total of 27 loans with an aggregate carrying value of $382.1 million, before loan loss reserves, for which impairment reserves have been recorded.  At March 31, 2010, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing ten impaired loans with an aggregate carrying value of $150.0 million was less than the net carrying value of the loans, resulting in us recording an additional $25.0 million provision for loan losses.  At March 31, 2010, we had a total of 33 loans with an aggregate carrying value of $710.7 million, before loan loss reserves, for which impairment reserves have been recorded.

Loss on restructured loans was $1.0 million for the three months ended March 31, 2011 as a result of the execution of a forbearance agreement on a loan modified in the subsequent quarter.  There was no loss on restructured loans for the three months ended March 31, 2010.

Management fees increased $0.1 million, or 3%, to $2.0 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010.  These amounts represent compensation in the form of base management fees as provided for in the management agreement with our manager.  Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM.  No incentive or success-based management fees were earned for the three months ended March 31, 2011 and 2010.

Gain on extinguishment of debt decreased $45.6 million, or 98%, to $0.9 million for the three months ended March 31, 2011 from $46.5 million for the three months ended March 31, 2010.  During the three months ended March 31, 2011, we purchased, at a discount, a $1.5 million investment grade rated bond originally issued by our CDO III issuing entity and recorded a gain on early extinguishment of debt of $0.9 million.  During the three months ended March 31, 2010, we purchased, at a discount, approximately $27.6 million of investment grade rated bonds originally issued by our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $20.2 million related to these transactions. We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010.  See “Junior Subordinated notes” below for further details.

Gain on sale of securities was $3.3 million for the three months ended March 31, 2010 as a result of selling two CMBS investments with a combined amortized cost of $11.1 million for $14.4 million in the first quarter of 2010.  There were no gains on sale of securities for the three months ended March 31, 2011.

Income from equity affiliates was less than $0.1 million for the three months ended March 31, 2011 and loss from equity affiliates was less than $0.1 million for the three months ended March 31, 2010, which reflects a portion of the income and losses from our equity affiliates.

Loss from Discontinued Operations

During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party.  As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $5.5 million and property operating income and expenses, which netted to a loss of less than $0.1 million for the three months ended March 31, 2010, were reclassified to discontinued operations.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest totaled $0.1 million for the three months ended March 31, 2011 and 2010, representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense.  See Note 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of March 31, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT— taxable income for the three months ended March 31, 2011 and 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended March 31, 2011 and 2010, we did not record any provision for income taxes from these taxable REIT subsidiaries.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the future issuance of common, convertible and/or preferred equity securities.  Our debt facilities include the issuance of floating rate notes resulting from our CDOs, the issuance of junior subordinated notes and borrowings under credit agreements.  Net cash flows include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from other investments reduced by expenses, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

We believe our existing sources of funds will be adequate for purposes of meeting our short-term and long-term liquidity needs.  Our loans and investments are financed under existing debt obligations and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return.  Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing.  Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Current conditions in the capital and credit markets have made certain forms of financing less attractive and, in certain cases, less available.  Therefore we will continue to rely on cash flows provided by operating and investing activities for working capital.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT—taxable income.  These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.  However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements.  Under recently issued IRS guidance, a listed REIT may offer shareholders elective stock dividends, which are paid in a combination of cash and common stock with at least 10% of the total distribution paid in cash, to satisfy the future dividend requirements.

Cash Flows

As of March 31, 2011 and 2010, we had cash and cash equivalents of $67.1 million and $56.1 million, respectively.  The following table shows our cash flow components (in thousands):

	Three Months Ended March 31,
	2011	2010

Net cash (used in) provided by operating activities	$(13,307)	$10,547
Net cash provided by investing activities	16,138	69,340
Net cash used in financing activities	(36,811)	(88,417)
Net decrease in cash and cash equivalents	(33,980)	(8,530)
Cash and cash equivalents at beginning of period	101,125	64,624
Cash and cash equivalents at end of period	$67,145	$56,094

Our cash flows from operating activities decreased by $23.9 million for the three months ended March 31, 2011 compared to the comparable period in 2010 primarily due to the payment of a related party payable as well as a decrease in net interest income.

Cash flows from investing activities decreased by $53.2 million, or 77%, for the three months ended March 31, 2011 compared to the comparable period in 2010 primarily due to the origination of loans compared to proceeds from the sale of available-for-sale securities and lower amounts of loan paydowns in 2010.

Cash used in financing activities decreased by $51.6 million, or 58%, for the three months ended March 31, 2011 compared to the comparable period in 2010 mostly due to early paydowns related to the closing of the discounted payoff agreement with Wachovia, paydowns of our junior subordinated notes and the purchase of our own CDO bonds in 2010.

Equity Offerings

Our authorized capital provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share.

We paid an incentive management fee for the twelve month period ending December 31, 2010 to ACM in a combination of cash and shares of common stock during the first quarter of 2011.  We issued 666,927 shares of common stock in March 2011 for the portion of the incentive management fee paid in common stock.

In June 2010, we filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act.  On June 23, 2010, the SEC declared this shelf registration statement effective.

At March 31, 2011, we had 25,443,140 common shares outstanding.

Debt Facilities

We also currently maintain liquidity through a master repurchase agreement, a note payable and a junior loan participation with three different financial institutions or companies.  In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes.  London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.  As of March 31, 2011, these facilities had aggregate borrowings of approximately $1.3 billion.

The following is a summary of our debt facilities as of March 31, 2011:

	At March 31, 2011
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Repurchase agreement. Interest is variable based on pricing over LIBOR	$746,997	$746,997	$—	2011

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR (1)	1,070,504,339	1,062,704,339	7,800,000	2012 – 2014

Junior subordinated notes. Interest is at a fixed rate (2)	157,915,586	157,915,586	—	2034 – 2037

Notes payable. Interest is variable based on pricing over Prime or LIBOR	51,457,708	51,457,708	—	2011 – 2016

	$1,280,624,630	$1,272,824,630	$7,800,000

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2011.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $17.9 million.

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

We have one repurchase agreement with a financial institution that bears interest at 250 basis points over LIBOR and has a term expiring in June 2011.  This facility does not have financial covenants and has a committed amount of $0.7 million, reflecting the one asset currently financed.  At March 31, 2011, the outstanding balance under this facility was $0.7 million with a current weighted average note rate of 2.78%.

CDOs

We completed the formation of three separate CDO entities since 2005 by issuing to third party investors, tranches of investment grade collateralized debt obligations through newly-formed wholly-owned subsidiaries (the “Issuers”).  The Issuers hold assets, consisting primarily of real-estate related assets and cash which serve as collateral for the CDOs.  The assets pledged as collateral for the CDOs were contributed from our portfolio of assets.  By contributing these real estate assets to the various CDOs, these transactions resulted in a decreased cost of funds relating to the corresponding CDO assets and created capacity in our debt facilities.

The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively.  CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance.  The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility.  The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%.  Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable.  The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore are not available to fund current cash needs.  If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns.  CDO II made quarterly amortization payments of $1.2 million to investors as a reduction of the CDO liability and has reached the end of its replenishment date in April 2011 and will no longer make quarterly amortization payments to investors.  As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments of $2.0 million to investors.  Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed will be recorded as a reduction of the CDO liability.  Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.

In the first quarter of 2011, we purchased, at a discount, a $1.5 million investment grade rated note originally issued by our CDO III issuing entity for a price of $0.6 million from a third party investor.  We recorded a net gain on extinguishment of debt of $0.9 million from this transaction in our first quarter 2011 Consolidated Statement of Operations.

In the first quarter of 2010, we purchased, at a discount, approximately $27.6 million of investment grade rated notes originally issued by our CDO I, CDO II and CDO III issuing entities for a price of $7.4 million from third party investors and recorded a net gain on extinguishment of debt of $20.2 million from these transactions in our first quarter 2010 Consolidated Statement of Operations.

In February 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $22.1 million remains at March 31, 2011.  See “Junior Subordinated Notes” below.

At March 31, 2011, the outstanding note balance under CDO I, CDO II and CDO III was $221.2 million, $301.0 million and $540.5 million, respectively.

The economic difficulties over the last several years in the structured finance markets has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate collateralized debt obligations has been substantially curtailed.  In recent years, we have relied to a substantial extent on CDO financings to obtain match funded financing for our investments.  Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis.  There can be no assurance as to when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

Our CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests.  Our CDOs were in compliance with all such covenants as of March 31, 2011 as well as on the most recent determination date, with the exception of the over collateralization test of CDO I as of March 31, 2011.  As of the determination date in April 2011, we were in compliance with all CDO covenants.  In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO compliance tests as of the most recent determination date in April 2011:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	185.59%	181.74%	109.89%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	383.11%	518.33%	506.24%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1) The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total principal balance of the bonds associated with the applicable ratio.  To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test, is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies.

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

In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.  The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $17.9 million at March 31, 2011, is being amortized into interest expense over the life of the notes.

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

At March 31, 2011, the aggregate carrying value under these facilities was $157.9 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.85% at March 31, 2011.

Notes Payable

We have a $50.2 million note payable at March 31, 2011 related to a prior year exchange of profits interest transaction.  During 2008, we recorded a $49.5 million note payable related to the exchange of our POM profits interest for operating partnership units in Lightstone Value Plus REIT, L.P.  The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

We have a junior loan participation with a total outstanding balance at March 31, 2011 of $1.3 million. Participation borrowings have a maturity date equal to the corresponding mortgage loans and are secured by the participant’s interest in the mortgage loans.  Interest expense is based on a portion of the interest received from the loans.  Our obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Notes Payable — Real Estate Owned

During the first quarter of 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by a portfolio of multifamily assets.  The real estate investment was classified as real estate owned in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.

During the second quarter of 2010, we assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which we had a $5.6 million junior participation loan secured by an apartment building.  The real estate investment was classified as real estate owned in April 2010.  The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option.  The outstanding balance of this mortgage was $20.8 million at March 31, 2011.

Mortgage Note Payable - Held-For-Sale

During the second quarter of 2008, we assumed a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009.  The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012.  The outstanding balance of this mortgage was $41.4 million at March 31, 2011.

Restrictive Covenants

Our debt obligations do not contain financial covenants and restrictions at March 31, 2011.

No payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee.  The Junior Subordinated Indentures are also cross-defaulted with each other.

Cash Flow From Operations

We continually monitor our cash position to determine the best use of funds to both maximize our return on funds and maintain an appropriate level of liquidity.  Historically, in order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments.  Consequently, when making distributions in the past, we have borrowed the required funds by drawing on credit capacity available under our credit facilities.  Since we have reduced substantially all of our short-term debt, we may have to maintain adequate liquidity from operations to make any future distributions.

Contractual Commitments

As of March 31, 2011, we had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Notes payable	$1,300	$—	$—	$—	$—	$50,158	$51,458
Collateralized debt obligations (2)	10,000	371,101	161,677	187,366	81,714	250,846	1,062,704
Repurchase agreements	747	—	—	—	—	—	747
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Mortgage note payable — real estate owned (4)	—	—	20,750	55,351	—	—	76,101
Mortgage note payable — held-for-sale (5)	—	41,440	—	—	—	—	41,440
Outstanding unfunded commitments (6)	11,468	3,259	1,243	829	829	229	17,857

Totals	$23,515	$415,800	$183,670	$243,546	$82,543	$477,091	$1,426,165

(1)

Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $30.1 million in 2011, $33.0 million in 2012, $23.8 million in 2013, $19.5 million in 2014, $14.3 million in 2015 and $110.1 million thereafter based on current LIBOR rates.

(2)

Comprised of $221.2 million of CDO I debt, $301.0 million of CDO II debt and $540.5 million of CDO III debt with a weighted average remaining maturity of 2.15, 3.26 and 2.59 years, respectively, as of March 31, 2011. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $22.1 million at March 31, 2011. During the three months ended March 31, 2011, we repurchased, at a discount, a $1.5 million investment grade note originally issued by our CDO III issuer and recorded a reduction of the outstanding debt balance of $1.5 million.

(3)	Represents the face amount due upon maturity. The carrying value is $157.9 million, which is net of a deferred amount of $17.9 million.

(4)

Represents a $20.8 million mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010 and a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011.

(5)	Represents a mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.

(6)

In accordance with certain loans and investments, we have outstanding unfunded commitments of $17.9 million as of March 31, 2011, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $17.9 million outstanding balance at March 31, 2011, our restricted cash balance and CDO III revolver capacity contained approximately $16.3 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Management Agreement

We, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and we pay ACM a base management fee and under certain circumstances, an annual incentive fee.  On August 6, 2009, we amended our management agreement with ACM effective as of January 1, 2009.  The amendment was negotiated by a special committee of our Board of Directors, consisting solely of independent directors and was approved unanimously by all of the independent directors.

The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  The 2009 and 2010 base management fees were $8.0 million and $7.6 million, respectively.  The 2011 base management fee is estimated to be approximately $7.8 million, which was approved by the audit committee of our Board of Directors.  All origination fees on investments are retained by us.

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

The minimum return, or incentive fee hurdle, to be reached before an incentive fee is earned, is a percentage applied on a per share basis to the greater of $10.00 or the average gross proceeds per share.  In addition, 60% of any loan loss and other reserve recoveries are eligible to be included in the incentive fee calculation, which recoveries are spread over a three year period.

The management agreement also allows us to consider, from time to time, the payment of additional “success-based” fees to ACM for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.

We incurred $2.0 million and $1.9 million of base management fees for services rendered in the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011 and 2010, ACM did not earn an incentive fee installment and no success-based payments were made.

Additionally, in 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as prepaid management fees related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, one of our equity affiliates.

The incentive fee is measured on an annual basis.  However, when applicable, we will pay the annual incentive fee in quarterly installments, each within 60 days of the end of each fiscal quarter.  The calculation of each installment is based on results for the twelve months ending on the last day of the fiscal quarter for which the installment is payable.  These installments of the annual incentive fee are deemed to be an advance subject to potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the amended management agreement.  Subject to the ownership limitations in our charter, at least 25% of this incentive fee is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last 20 days of the fiscal quarter for which the incentive fee is being paid.

The incentive fee is accrued as it is earned.  The expense incurred for the incentive fee paid in common stock is determined using the valuation method described above at the quoted market price of our common stock on the last day of each quarter.  At December 31 of each year, we remeasure the incentive fee paid to ACM in the form of common stock in accordance with current accounting guidance, which discusses how to determine the expense when certain terms are not known prior to the measurement date.  Accordingly, the expense recorded for such common stock is adjusted to reflect the fair value of the common stock on the measurement date when the final calculation of the total incentive fee is determined.  In the event that the incentive fee for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund the amount of such overpayment to us in cash regardless of whether such installments were paid in cash or common stock.  In such a case, we would record a negative incentive fee expense in the quarter when such overpayment is determined.

Related Party Transactions

Due from related party was $2.1 million at March 31, 2011 and consisted primarily of escrows held by an affiliate of ACM related to a real estate owned transaction.  Due from related party was $0.3 million at December 31, 2010 and consisted of escrows held by ACM related to real estate transactions.

Due to related party was $1.0 million at March 31, 2011 and consisted primarily of base management fees due to ACM, of which $0.5 million will be remitted by us in the second quarter of 2011.  At December 31, 2010, due to related party was $17.4 million and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, offset by a $3.6 million related party receivable, and base management fees of $2.3 million due to ACM, all of which were remitted by the Company in the first quarter of 2011.

During the first quarter, we originated four loans totaling $28.4 million which were provided to third party purchasers of assets previously owned by ACM, our manager, or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.23% as of March 31, 2011 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%.  The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%.

In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM.  The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York.  The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012.  In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture.  As of March 31, 2011, ACM’s investment balance in this joint venture was $0.7 million.  Interest income recorded from this loan for the three months ended March 31, 2011 was approximately $0.1 million.

We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager.  In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM, and certain of our employees and directors also hold an ownership interest in ACM.  Furthermore, one of our directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager.  ACM currently holds approximately 5.3 million of our common shares, representing 21.0% of the voting power of our outstanding stock as of March 31, 2011.

Funds from Operations

We are presenting funds from operations (“FFO”) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs).  The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to Arbor Realty Trust, Inc. (computed in accordance with generally accepted accounting principles in the United States (“GAAP”)), excluding gains (losses) from sales of depreciated real properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.  For the three months ended March 31, 2011 and 2010, we have not sold any previously depreciated operating properties, which would be excluded from the FFO calculation.  In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions.  Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
(Unaudited)	2011	2010
Net income attributable to Arbor Realty Trust, Inc.,	$267,149	$26,373,793
Add:
Depreciation — real estate owned	432,465	43,739	(1)
Funds from operations (“FFO”)	$699,614	$26,417,532

Diluted FFO per common share	$0.03	$1.04
Diluted weighted average shares outstanding	25,785,629	25,387,410

(1) Includes discontinued operations.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values.  The primary market risks that we are exposed to are real estate risk and interest rate risk.

Market Conditions

We are subject to market changes in the debt and secondary mortgage markets.  These markets have experienced disruptions, which have and may in the future have an adverse impact on our earnings and financial condition.

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

The secondary mortgage markets are still experiencing disruptions resulting from reduced investor demand for collateralized debt obligations and increased investor yield requirements for these obligations.  In light of these conditions, we currently expect to finance our loan and investment portfolio with our current capital and debt facilities.

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

One month LIBOR approximated 0.24% at March 31, 2011 and 0.26 % at December 31, 2010.

Based on our loans, securities available-for-sale and liabilities as of March 31, 2011, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.6 million.  This is partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase.  Based on the loans, securities available-for-sale and liabilities as of March 31, 2011, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.5 million.  This is partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.

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

As of March 31, 2011 and December 31, 2010, we had nine of these interest rate swap agreements outstanding that had combined notional values of $1.0 billion.  The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there were a 25 basis point increase in forward interest rates as of March 31, 2011 and December 31, 2010, respectively, the value of these interest rate swaps would have decreased by less than $0.1 million for both periods.  If there were a 25 basis point decrease in forward interest rates as of March 31, 2011 and December 31, 2010, respectively, the value of these interest rate swaps would have increased by less than $0.1 million for both periods.

We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio.  We had 30 of these interest rate swap agreements outstanding that had a combined notional value of $641.1 million as of March 31, 2011 compared to 30 interest rate swap agreements outstanding with combined notional values of $639.7 million as of December 31, 2010.  The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there had been a 25 basis point increase in forward interest rates as of March 31, 2011 and December 31, 2010, respectively, the fair market value of these interest rate swaps would have increased by approximately $4.2 million and $4.6 million, respectively.  If there were a 25 basis point decrease in forward interest rates as of March 31, 2011 and December 31, 2010, respectively, the fair market value of these interest rate swaps would have decreased by approximately $4.2 million and $4.7 million, respectively.

We also had three LIBOR Caps with a combined notional value of $86.3 million as of as of March 31, 2011 compared to one LIBOR Cap with a notional value of $7.0 million as of December 31, 2010.  If there were a 25 basis point increase in forward interest rates as of March 31, 2011 and December 31, 2010, respectively, the value of the LIBOR Caps would have increased by less than $0.1 million for both periods.  If there were a 25 basis point decrease in forward interest rates as of March 31, 2011 and December 31, 2010, respectively, the value of the LIBOR Caps would have decreased by less than $0.1 million for both periods.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps.  Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially.  As a result, at March 31, 2011 and December 31, 2010, we funded approximately $19.3 million and $21.3 million, respectively, in cash related to these swaps.  If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded.  However, at maturity the value of these contracts return to par and all cash will be recovered.  If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 other than the following:

The effects of government regulation could negatively impact the market value of loans related to development projects.

Loans related to development projects bear additional risk in that government regulation could impact the value of the project by limiting the development of the property.  If the proper approvals for the completion of the project are not granted, the value of the collateral may be adversely affected which may negatively impact the value of the loan.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   During the three months ended March 31, 2011, we issued a total of 666,927 shares of our common stock to Arbor Commercial Mortgage, LLC (the “Manager”) pursuant to the Management Agreement by and among ourselves, the Manager, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.  Pursuant to the Management Agreement, in return for the services that ACM provides to us, the Manager is entitled to an incentive fee in certain circumstances and can elect to receive the incentive fee in shares of our common stock.

The issuance of the shares of common stock pursuant to the Management Agreement was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.  These transactions did not involve any public offering of common stock, the Manager had adequate access to information about us, and an appropriate legend was placed on the certificates evidencing the shares of common stock issued.

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

Date: May 6, 2011