Form 10-Q
period 2011-06-30
ARBOR REALTY TRUST INC
filed 2011-08-05
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 25,438,618 outstanding (excluding 1,090,119 shares held in the treasury) as of August 5, 2011.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Cash and cash equivalents	$42,396,026	$101,124,564
Restricted cash (includes $63,885,608 and $21,085,664 from consolidated VIEs, respectively)	65,590,163	21,085,664
Loans and investments, net (includes $1,144,334,679 and $1,301,435,584 from consolidated VIEs, respectively)	1,322,526,435	1,414,225,388
Loan held-for-sale	6,160,000	—
Available-for-sale securities, at fair value (includes $2,000,000 and $1,000,000 from consolidated VIEs, respectively)	4,246,973	3,298,418
Investment in equity affiliates	65,789,451	65,838,885
Real estate owned, net (includes $86,349,540 and $2,707,479 from consolidated VIEs, respectively)	151,904,031	22,839,480
Real estate held-for-sale, net	41,440,000	41,440,000
Due from related party (includes $160,275 and $335,048 from consolidated VIEs, respectively)	1,994,647	335,048
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $11,777,724 and $13,645,594 from consolidated VIEs, respectively)	42,538,558	41,972,532
Total assets	$1,763,634,233	$1,731,207,928

Liabilities and Equity:
Repurchase agreements	$—	$990,997
Collateralized debt obligations (includes $1,038,328,166 and $1,070,852,555 from consolidated VIEs, respectively)	1,038,328,166	1,070,852,555
Junior subordinated notes to subsidiary trust issuing preferred securities	158,027,900	157,806,238
Notes payable	85,457,708	51,457,708
Mortgage notes payable — real estate owned	74,501,004	20,750,000
Mortgage note payable — held-for-sale	41,440,000	41,440,000
Due to related party	1,583,030	17,436,986
Due to borrowers (includes $1,019,292 and $1,155,095 from consolidated VIEs, respectively)	1,746,348	2,559,388
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $29,654,129 and $34,940,192 from consolidated VIEs, respectively)	78,367,295	84,375,680
Total liabilities	1,556,574,584	1,524,792,685
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 26,423,737 shares issued, 25,408,290 shares outstanding at June 30, 2011 and 25,756,810 shares issued, 24,776,213 shares outstanding at December 31, 2010	264,237	257,568
Additional paid-in capital	454,654,595	450,686,382
Treasury stock, at cost — 1,015,447 shares at June 30, 2011 and 980,597 shares at December 31, 2010	(10,825,582)	(10,669,585)
Accumulated deficit	(190,784,443)	(180,689,667)
Accumulated other comprehensive loss	(48,184,229)	(55,169,317)
Total Arbor Realty Trust, Inc. stockholders’ equity	205,124,578	204,415,381
Noncontrolling interest in consolidated entity	1,935,071	1,999,862
Total equity	207,059,649	206,415,243
Total liabilities and equity	$1,763,634,233	$1,731,207,928

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$18,572,772	$25,866,947	$36,580,339	$50,085,372
Interest expense	15,792,751	16,177,468	28,833,700	34,264,728
Net interest income	2,780,021	9,689,479	7,746,639	15,820,644
Other revenue:
Property operating income	8,264,317	815,110	13,684,503	1,028,593
Other income	41,556	224,577	63,432	1,022,624
Total other revenue	8,305,873	1,039,687	13,747,935	2,051,217
Other expenses:
Employee compensation and benefits	2,285,433	1,995,469	4,373,487	3,900,422
Selling and administrative	1,583,793	2,250,402	2,781,618	3,528,397
Property operating expenses	7,210,374	1,085,143	11,011,595	1,443,573
Depreciation and amortization	1,898,034	134,542	2,330,499	146,710
Other-than-temporary impairment	—	7,004,800	—	7,004,800
Impairment loss on real estate owned	750,000	—	750,000	—
Provision for loan losses (net of recoveries)	7,560,263	24,830,000	8,095,398	49,830,000
Loss on restructured loans	—	825,239	1,000,000	825,239
Management fee - related party	2,050,000	2,000,000	4,000,000	3,900,000
Total other expenses	23,337,897	40,125,595	34,342,597	70,579,141
Loss from continuing operations before gain on extinguishment of debt, loss on sale of securities, net, income (loss) from equity affiliates and provision for income taxes	(12,252,003)	(29,396,429)	(12,848,023)	(52,707,280)
Gain on extinguishment of debt	1,926,700	171,032,651	2,819,200	217,531,130
Loss on sale of securities, net	—	(10,293,063)	—	(6,989,583)
Income (loss) from equity affiliates	24,446	(27,348)	48,811	(72,923)
(Loss) income before provision for income taxes	(10,300,857)	131,315,811	(9,980,012)	157,761,344
Provision for income taxes	—	(1,800,000)	—	(1,800,000)
(Loss) income from continuing operations	(10,300,857)	129,515,811	(9,980,012)	155,961,344
Loss from discontinued operations	—	(373,914)	—	(391,937)
Net (loss) income	(10,300,857)	129,141,897	(9,980,012)	155,569,407
Net income attributable to noncontrolling interest	53,878	53,898	107,574	107,615
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(10,354,735)	$129,087,999	$(10,087,586)	$155,461,792
Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(0.41)	$5.08	$(0.40)	$6.13
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(0.41)	$5.07	$(0.40)	$6.11
Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(0.41)	$5.06	$(0.40)	$6.12
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(0.41)	$5.05	$(0.40)	$6.10
Dividends declared per common share	$—	$—	$—	$—
Weighted average number of shares of common stock outstanding:
Basic	25,440,380	25,477,410	25,202,248	25,432,659
Diluted	25,440,380	25,574,203	25,202,248	25,481,323

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2011

(Unaudited)

	Comprehensive (Loss) Income (1)	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Non- controlling Interest	Total
Balance — January 1, 2011		25,756,810	$257,568	$450,686,382	(980,597)	$(10,669,585)	$(180,689,667)	$(55,169,317)	$204,415,381	$1,999,862	$206,415,243
Issuance of common stock for management fee		666,927	6,669	3,968,213					3,974,882		3,974,882
Purchase of treasury stock					(34,850)	(155,997)			(155,997)		(155,997)
Distributions — preferred stock of private REIT							(7,190)		(7,190)		(7,190)
Net (loss) income	$(9,980,012)						(10,087,586)		(10,087,586)	107,574	(9,980,012)
Distribution to non-controlling interest										(172,365)	(172,365)
Unrealized gain on securities available-for-sale	970,605							970,605	970,605		970,605
Unrealized loss on derivative financial instruments	(8,403,199)							(8,403,199)	(8,403,199)		(8,403,199)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	14,417,682							14,417,682	14,417,682		14,417,682
Balance — June 30, 2011	$(2,994,924)	26,423,737	$264,237	$454,654,595	(1,015,447)	$(10,825,582)	$(190,784,443)	$(48,184,229)	$205,124,578	$1,935,071	$207,059,649

(1) Comprehensive income for the six months ended June 30, 2010 was $144,245,699.

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net (loss) income	$(9,980,012)	$155,569,407
Adjustments to reconcile net (loss) income to net cash (used in) / provided by operating activities:
Depreciation and amortization	2,330,499	209,853
Stock-based compensation	—	310,500
Other-than-temporary impairment	—	7,004,800
Impairment loss on real estate owned	750,000	—
Gain on extinguishment of debt	(2,819,200)	(217,531,130)
Loss on sale of securities	—	6,989,583
Provision for loan losses (net of recoveries)	8,095,398	49,830,000
Loss on restructured loans	1,000,000	825,239
Amortization and accretion of interest and fees	6,834,928	3,757,052
Change in fair value of non-qualifying swaps	557,842	(800,781)
(Income) loss from equity affiliates	(48,811)	72,923
Changes in operating assets and liabilities:
Other assets	(1,255,270)	730,279
Distributions of operations from equity affiliates	48,811	46,365
Other liabilities	(2,265,131)	2,204,078
Change in restricted cash	(312,465)	—
Due to/from related party	(13,619,565)	(297,179)
Net cash (used in) / provided by operating activities	$(10,682,976)	$8,920,989

Investing activities:
Loans and investments funded, originated and purchased, net	(73,028,631)	(12,712,038)
Payoffs and paydowns of loans and investments	67,298,389	77,594,339
Deposits received relating to loan held-for-sale	—	2,250,000
Proceeds from sale of loans	—	14,500,000
Due to borrowers and reserves	(732,148)	1,877,887
Change in restricted cash	(1,050,000)	—
Deferred fees	1,429,610	212,822
Purchase of securities	—	(4,481,719)
Principal collection on securities	—	271,766
Proceeds from sale of available-for-sale securities	—	50,678,631
Investment in real estate, net	(385,636)	(23,745)
Proceeds from investments in real estate owned, net	2,629,138	—
Contributions to equity affiliates	—	(410,540)
Distributions from equity affiliates	49,434	435,937
Net cash (used in) / provided by investing activities	$(3,789,844)	$130,193,340

Financing activities:
Proceeds from loan participations and notes payable	30,800,000	26,000,000
Paydowns of mortgage notes payable — real estate owned	(1,600,000)	—
Payoffs and paydowns of repurchase agreements and notes payable	(990,997)	(160,156,077)
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	—	(10,500,122)
Proceeds from collateralized debt obligations	2,357,959	5,500,000
Payoffs and paydowns of collateralized debt obligations	(31,693,684)	(39,936,209)
Change in restricted cash	(42,799,944)	3,075,122
Payments on swaps to hedge counterparties	(9,670,000)	(13,440,000)
Receipts on swaps from hedge counterparties	9,810,000	8,370,000
Purchases of treasury stock	(155,997)	—
Distributions paid to noncontrolling interest	(172,365)	(108,940)
Distributions paid on preferred stock of private REIT	(7,190)	(7,190)
Payment of deferred financing costs	(133,500)	(411,381)
Net cash used in financing activities	$(44,255,718)	$(181,614,797)
Net decrease in cash and cash equivalents	$(58,728,538)	$(42,500,468)
Cash and cash equivalents at beginning of period	101,124,564	64,624,275
Cash and cash equivalents at end of period	$42,396,026	$22,123,807

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010

Supplemental cash flow information:
Cash used to pay interest	$21,364,179	$29,020,708
Cash used for taxes	$290,090	$371,879
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate owned, net	$83,099,540	$20,750,000
Assumption of mortgage note payable — real estate owned	$55,351,004	$20,750,000
Issuance of common stock for management incentive fee	$3,974,882	$—
Extinguishment of notes payable	$—	$159,417,756
Extinguishment of trust preferred securities	$—	$102,110,610
Re-issuance of CDO debt	$—	$42,304,391
Accrual of interest on reissued collateralized debt obligations	$—	$22,941,851
Available-for-sale securities exchanged	$—	$400,000
Investments transferred to available-for-sale securities, at fair value	$—	$35,814,344
Loan payoffs and paydowns received by related party	$—	$14,505,791

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

June 30, 2011

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

The Company had 25,408,290 shares of common stock outstanding at June 30, 2011 and 24,776,213 shares of common stock outstanding at December 31, 2010.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, the authoritative reference for accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to prevent the accompanying unaudited consolidated interim financial statements presented from being misleading.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant inter-company transactions and balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current period presentation.  One of the Company’s real estate investments was reclassified from real estate owned to real estate held-for-sale at September 30, 2010, and was subsequently sold in October 2010, which resulted in a reclassification of its operating activity from property operating income and expenses to discontinued operations for all prior period presentations.

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Interim Financial Statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Further, in connection with preparation of the Consolidated Interim Financial Statements, the Company

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

evaluated events subsequent to the balance sheet date of June 30, 2011 through the issuance of the Consolidated Financial Statements.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2011.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Restricted Cash

At June 30, 2011 and December 31, 2010, the Company had restricted cash of $65.6 million and $21.1 million, respectively.  Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for the Company’s CDOs which will be used to purchase replacement loans as collateral for the CDO that has not reached its replenishment date, unfunded loan commitments, interest payments received from loans and principal repayments for the CDOs that have reached their replenishment dates, and are remitted quarterly to the bond holders and the Company in the month following the quarter.  See Note 7 — “Debt Obligations.”  One of the Company’s recently acquired real estate owned assets also has a restricted cash balance of $1.7 million as of June 30, 2011 due to a first mortgage escrow requirement.  See Note 6 — “Real Estate Owned and Held-For-Sale.”

Loans, Investments and Securities

At the time of purchase, the Company designates a security as held-to-maturity, available-for-sale, or trading depending on the Company’s ability and intent to hold it to maturity.  The Company does not have any securities designated as trading or held-to-maturity as of June 30, 2011.  Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.  The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions.  The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment to maturity.  Management closely monitors market conditions on which it bases such decisions.

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

June 30, 2011

(Unaudited)

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

Impaired Loans, Allowance for Loan Losses, Loss on Restructured Loans and Charge-offs

The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  The Company evaluates each loan in its portfolio on a quarterly basis.  The Company’s loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure the Company’s loans and investments have in relation to the underlying collateral.  The Company evaluates all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired.  The Company utilizes internally developed valuation models and techniques primarily consisting of discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral on an individual loan.  The Company may also obtain a third party appraisal, which may include “as-is” or “stabilized value”.  Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals.  Included in the evaluation of the capitalization and market discount rates, the Company considers not only assumptions specific to the collateral but also considers geographical and industry trends that could impact the collateral’s value.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses.  The Company had an allowance for loan losses of $171.2 million relating to 26 loans with an aggregate carrying value, before reserves, of approximately $318.9 million at June 30, 2011 and $205.5 million in allowance for loan losses relating to 30 loans with an aggregate carrying value, before reserves, of approximately $530.6 million at December 31, 2010.  In addition, during the second quarter of 2011, the Company recorded net recoveries of $3.8 million related to five loans in the Company’s portfolio.  During the first quarter of 2011, the Company recorded recoveries of $1.0 million related to two loans in the Company’s portfolio.  These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations.

Loan terms may be modified if the Company determines that based on the individual circumstances of a loan and the underlying collateral, a modification would more likely increase the total recovery of combined principal and interest recovery from the loan.  Any loan modification is predicated upon a goal of maximizing the collection of the loan.  Typical triggers for a modification would include situations where the projected cash flow is insufficient to cover required debt service, when asset performance is lagging the initial projections, where there is a requirement for rebalancing, where there is an impending maturity of the loan, and where there is an actual loan default.  Loan terms that have been modified have included, but are not limited to interest rate, maturity date and in certain cases, principal amount.  Length and amounts of each modification have varied based on individual circumstances and are determined on a case by case basis.  If the loan modification constitutes a concession whereas the Company does not receive ample consideration in return for the modification, and the borrower is experiencing financial difficulties and cannot repay the loan under the current terms, then the modification is considered by the Company to be a troubled debt restructuring.  If the Company receives a benefit, either monetary or strategic, and the above criteria are not met, the modification is not considered to be a troubled debt restructuring.

The Company records interest on modified loans on an accrual basis to the extent that the modified loan is contractually current.  To date, the Company has not recorded interest income on a modified loan where the Company has not subsequently received the cash.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Loss on restructured loans are recorded when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower.  When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring.  The reduction in the recorded investment is recorded as a charge to the Statement of Operations in the period in which the loan is restructured.  The Company recorded a loss on restructured loans of $1.0 million for the six months ended June 30, 2011 as a result of the execution of a forbearance agreement in the first quarter of 2011 on a loan modified in the second quarter of 2011.  For the three and six months ended June 30, 2010, the Company recorded a loss on restructured loans of $0.8 million.

Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which the Company grants a concession to a borrower or agrees to a discount in full or partial satisfaction of the loan; when the Company takes ownership and control of the underlying collateral in full satisfaction of the loan;  when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.  For the six months ended June 30, 2011 and 2010, the Company recorded charge-offs to the allowance for loan losses of $45.3 million and $46.4 million, respectively.

Real Estate Owned and Held-For-Sale

Real estate owned, shown net of accumulated depreciation and impairment charges, is comprised of real property acquired by foreclosure or through partial or full settlement of mortgage debt.  The real estate acquired is recorded at the estimated fair value at the time of acquisition.

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

The Company’s properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets.  Measurement of impairment is based upon the estimated fair value of the asset.  Upon evaluating a property for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business.  Valuation adjustments may be necessary in the event that effective interest rates, rent-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.  If future evaluations result in a diminution in the value of the property, the reduction will be recognized as an impairment charge at that time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Revenue Recognition

Interest income — Interest income is recognized on the accrual basis as it is earned from loans, investments, and securities.  In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee and/or deferred interest upon maturity.  In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security.  This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of all contractual principal is not probable.  Income recognition is resumed when the loan becomes contractually current and performance is resumed.  The Company records interest income on certain impaired loans to the extent cash is received, in which a loan loss reserve has been recorded, as the borrower continues to make interest payments.  The Company recorded loan loss reserves related to these loans as it was deemed that full recovery of principal and interest was not probable.

Several of the Company’s loans provide for accrual of interest at specified rates, which differ from current payment terms.  Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.  If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.  The Company currently has no loans in its portfolio accruing such interest.  Therefore, interest income is recorded on all of the Company’s loans and investments only to the extent that the current pay rate is received.

Given the transitional nature of some of the Company’s real estate loans, the Company may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  The Company will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed.  Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves.  The Company will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account.  As of June 30, 2011, the Company had total interest reserves of $7.6 million on 31 loans with an aggregate unpaid principal balance of $551.6 million and had three non-performing loans with an aggregate unpaid principal balance of $44.3 million with a funded interest reserve of $0.1 million.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.  The Company did not record interest income from such investments for the three and six month periods ended June 30, 2011 and 2010, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Property operating income — Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned.  The Company recognizes revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.  For the three and six months ended June 30, 2011, the Company recorded approximately $8.3 million and $13.7 million, respectively, of property operating income relating to its real estate owned properties, as compared to approximately $0.8 million and $1.0 million, respectively, for the three and six months ended June 30, 2010.  As of June 30, 2011, the Company had four real estate owned properties including a portfolio of multifamily assets that was purchased by the Company out of bankruptcy and a portfolio of hotel assets that was transferred to the Company by the owner, a creditor trust.  Both of these portfolios were acquired in the first quarter of 2011.  As of June 30, 2010, the Company had two real estate owned properties.  Additionally, another real estate investment was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010, which resulted in a reclassification of its operating activity from property operating income and expenses into discontinued operations for all prior periods.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.

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

Stock-Based Compensation

The Company has granted certain of its employees, independent directors, and employees of ACM, restricted stock awards consisting of shares of the Company’s common stock that vest immediately or annually over a multi-year period, subject to the recipient’s continued service to the Company.  The Company records stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.  Dividends are paid on the restricted stock as dividends are paid on shares of the Company’s common stock whether or not they are vested.  Stock-based compensation is disclosed in the Company’s Consolidated Statements of Operations under “employee compensation and benefits” for employees and under “selling and administrative” expense for non-employees.

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

June 30, 2011

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

Other Comprehensive Income / (Loss)

The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities.  In addition, to the extent the Company’s derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income/(loss).  See “Derivatives and Hedging Activities” below.  At June 30, 2011, accumulated other comprehensive loss was $48.2 million and consisted of $49.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.  At December 31, 2010, accumulated other comprehensive loss was $55.2 million and consisted of $55.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.1 million unrealized gain related to available-for-sale securities.

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

In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk.  These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting.  When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income (loss) for each period until the derivative instrument matures or is settled.  In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item.  Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income (loss).  The Company uses derivatives for hedging purposes rather than speculation.  See Note 8 — “Derivative Financial Instruments” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to the disclosure requirements of International Financial Reporting Standards (“IFRS”).  The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders’ Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income.  This guidance is effective as of the first quarter of 2012, though early adoption is permitted, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance is effective as of the first quarter of 2012, applied prospectively, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

June 30, 2011

(Unaudited)

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

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011 (1)	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (2)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (3)	Last Dollar LTV Ratio (4)

Bridge loans	$899,146,004	59%	54	4.48%	31.2	0%	85%
Mezzanine loans	196,413,974	13%	28	4.47%	37.5	79%	98%
Junior participation loans	328,014,030	22%	11	4.34%	43.2	65%	85%
Preferred equity investments	90,586,631	6%	18	2.83%	65.9	89%	98%
	1,514,160,639	100%	111	4.35%	36.7	29%	87%
Unearned revenue	(14,242,839)
Allowance for loan losses	(171,231,365)
Loans and investments, net	$1,328,686,435

	December 31, 2010 (1)	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (2)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (3)	Last Dollar LTV Ratio (4)

Bridge loans	$1,070,013,851	66%	54	4.14%	33.0	0%	88%
Mezzanine loans	233,406,411	14%	30	4.83%	32.4	78%	97%
Junior participation loans	240,971,047	15%	12	5.15%	41.5	61%	86%
Preferred equity investments	89,472,959	5%	17	5.68%	72.3	90%	98%
	1,633,864,268	100%	113	4.47%	36.3	30%	89%
Unearned revenue	(14,168,578)
Allowance for loan losses	(205,470,302)
Loans and investments, net	$1,414,225,388

(1)          Includes a bridge loan with an unpaid principal balance of $6.2 million as of June 30, 2011 classified as held-for-sale due to the Company’s intent to sell the loan within one year.  There were no loans classified as held-for-sale as of December 31, 2010.

(2)          The “Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements.  Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.  At June 30, 2011 and December 31, 2010 the Company had no such loans in its portfolio that were currently accruing such interest.

(3)          The “First Dollar LTV Ratio” is calculated by comparing the total of the Company’s senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its position.

(4)          The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of the Company’s loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk.  The Company is subject to concentration risk in that, as of June 30, 2011, the unpaid principal balance related to 26 loans with five unrelated borrowers represented approximately 28% of total assets.  At December 31, 2010 the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 32% of total assets.  As of June 30, 2011 and December 31, 2010, the Company had 111 and 113 loans and investments, respectively.

As a result of the loan review process, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $329.7 million and a weighted average last dollar loan-to-value (“LTV”) ratio of 97%, compared to lower-risk loans with a carrying value, before loan loss reserves, of $1.2 billion and a weighted average last dollar LTV ratio of 85% at June 30, 2011.

The Company measures its relative loss position for its mezzanine loans, junior participation loans, and preferred equity investments by determining the point where the Company will be exposed to losses based on its position in the capital stack as compared to the fair value of the underlying collateral.  The Company determines its loss position on both a first dollar LTV and a last dollar LTV basis.  First dollar LTV is calculated by comparing the total of the Company’s senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its position.  Last dollar LTV is calculated by comparing the total of the carrying value of the Company’s loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

As a component of the Company’s policies and procedures for loan valuation and risk assessment, each loan and investment is assigned a credit risk rating.  Individual ratings range from one to five, with one being the lowest risk and five being the highest.  Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves.  Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  Given the Company’s asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating.  That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a ‘high-risk” loan.  All assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance is reviewed, and forward-looking projections are created.  Generally speaking, given the Company’s typical loan and investment profile, a risk rating of three suggests that the Company expects the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired.  A risk rating of four indicates the Company anticipates that the loan will require a modification of some kind.  A risk rating of five indicates the Company expects the loan to underperform over its term, and that there could be loss of interest and/or principal.  Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications.  Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of June 30, 2011 and December 31, 2010 is as follows:

	As of June 30, 2011
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$613,839,931	40.5%	3.6	22%	87%
Office	533,681,601	35.2%	3.2	44%	85%
Hotel	136,062,453	9.0%	3.8	44%	92%
Land	161,513,780	10.7%	4.1	0%	92%
Commercial	54,412,874	3.6%	3.6	0%	90%
Condo	14,650,000	1.0%	3.9	67%	91%
Total	$1,514,160,639	100.0%	3.5	29%	87%

	As of December 31, 2010
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$615,788,256	37.7%	3.6	26%	87%
Office	563,914,007	34.5%	3.3	47%	87%
Hotel	220,277,021	13.5%	3.9	25%	95%
Land	164,161,755	10.0%	4.1	0%	94%
Commercial	55,073,229	3.4%	3.6	0%	92%
Condo	14,650,000	0.9%	3.9	66%	90%
Total	$1,633,864,268	100.0%	3.6	30%	89%

Geographic Concentration Risk

As of June 30, 2011, 41%, 16%, and 7% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively.  As of December 31, 2010, 38%, 15%, and 12% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively.

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

During the three months ended June 30, 2011, the Company determined that the fair value of the underlying collateral securing three impaired loans with an aggregate carrying value of $50.5 million was less than the net carrying value of the loans, resulting in an $11.4 million provision for loan losses.  During the six months ended June 30, 2011, the Company determined that the fair value of the underlying collateral securing six impaired loans with an aggregate carrying value of $72.3 million was less than the net carrying value of the loans, resulting in a $12.9 million provision for loan losses.  In addition, during the second quarter of 2011, the Company recorded net recoveries of $3.8 million related to five loans in the Company’s portfolio.   During the first quarter of 2011, the Company recorded recoveries of $1.0 million related to two loans in the Company’s portfolio.  These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations.  The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $7.6 million and $8.1 million for the three and six months ended June 30, 2011, respectively.  The $11.4 million and $12.9 million of loan loss reserves recorded during the three and six months ended June 30, 2011 was attributable to loans on which the Company had previously recorded reserves.  The Company recorded a $25.6 million and $50.6 million provision for loan losses for the three and six months ended June 30, 2010, respectively, when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing 12 and 17 impaired loans, respectively, with

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

an aggregate carrying value of $284.2 million and $398.3 million, respectively, were less than the net carrying value of the loans.  In addition, the Company also recorded a recovery of $0.8 million received in the second quarter of 2010 for a fully reserved loan, the effect of which resulted in a provision for loan losses, net of recoveries, of $24.8 million and $49.8 million for the three and six months ended June 30, 2010, respectively.  There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss.

At June 30, 2011, the Company had a total of 26 loans with an aggregate carrying value, before reserves, of $318.9 million for which impairment reserves have been recorded.  At December 31, 2010, the Company had a total of 30 loans with an aggregate carrying value, before reserves, of $530.6 million for which impairment reserves have been recorded.

A summary of the changes in the allowance for loan losses is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2010

Allowance at beginning of the period	$205,470,302	$326,328,039
Provision for loan losses	12,900,000	50,580,000
Charge-offs	(10,724,862)	(40,780,256)
Charge-offs on loans reclassified to real estate owned, net	(31,710,929)	(5,600,000)
Recoveries of reserves	(4,703,146)	—
Allowance at end of the period	$171,231,365	$330,527,783

A summary of charge-offs and recoveries is as follows:

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Charge-offs:
Multi-family	$(21,971,114)	$(5,600,000)
Office	(7,114,677)	—
Hotel	(13,350,000)	—
Land	—	(35,350,926)
Condo	—	(5,429,330)
Total	$(42,435,791)	$(46,380,256)

Recoveries:
Multi-family	$(821,389)	$—
Office	(3,881,757)	—
Total	$(4,703,146)	$—

Net Charge-offs	$(37,732,645)	$(46,380,256)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	2.4%	2.4%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

A summary of the Company’s impaired loans by asset class is as follows:

	June 30, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$114,623,249	$114,573,683	$57,789,180	$122,437,326	$381,302	$152,597,720	$1,287,009
Office	34,219,603	29,145,388	17,000,000	59,219,128	506,554	62,712,473	1,599,669
Hotel	33,671,507	35,771,507	28,671,515	33,671,507	242,422	76,171,507	486,209
Land	130,255,660	129,378,936	58,700,000	130,255,660	8,622	130,255,661	16,978
Condo	10,000,000	10,000,000	9,070,670	10,000,000	77,125	10,000,000	137,125
Total	$322,770,019	$318,869,514	$171,231,365	$355,583,621	$1,216,025	$431,737,361	$3,526,990

	As of December 31, 2010			Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$190,572,190	$189,163,526	$77,681,683	$274,603,262	$2,002,365	$269,553,399	$4,440,468
Office	91,205,342	86,132,382	27,996,434	41,540,342	499,754	38,418,388	994,026
Hotel	118,671,507	116,643,603	32,021,515	189,657,037	2,513,129	190,631,248	3,547,579
Land	130,255,661	128,686,443	58,700,000	171,650,627	2,433,344	171,273,448	4,588,357
Commercial	—	—	—	38,297,088	—	38,297,088	—
Condo	10,000,000	10,000,000	9,070,670	12,964,665	96,864	12,934,614	187,831
Retail	—	—	—	6,575,636	—	6,580,636	29,425
Total	$540,704,700	$530,625,954	$205,470,302	$735,288,657	$7,545,456	$727,688,821	$13,787,686

(1) Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2) Represents an average of the beginning and ending unpaid principal balance of each asset class.

During the quarter ended June 30, 2011, the Company entered into a $32.0 million non-recourse junior loan participation, at a discount, on a mezzanine loan with an unpaid principal balance of $50.0 million.  The Company received proceeds of $28.8 million and recorded a non-cash recovery of a previously recorded reserve of $3.2 million as well as a $3.2 million charge to interest expense as a result of the amortization of discount on the participation during the second quarter of 2011.  See Note 7 — “Debt Obligations.”  During the quarter ended March 31, 2011, the Company sold a mezzanine loan with a carrying value of $7.0 million, which had been fully reserved for in a prior period, for $0.2 million and wrote down a bridge loan with a carrying value of $44.5 million to $2.9 million, after principal paydowns of $38.0 million, and recorded charge-offs to previously recorded reserves of $10.4 million.  The Company also charged-off $31.7 million of loan loss reserves related to two loans with carrying values totaling approximately $77.2 million, net of reserves and assumed debt, on properties that were transferred to the Company by the owner, a creditor trust as well as purchased by the Company out of bankruptcy and recorded to real estate owned, net on the Company’s Consolidated Balance Sheet in the first quarter of 2011.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.  A loss on restructured loans of $1.0 million was recorded for the six months ended June 30, 2011 as a result of the execution of a forbearance agreement in the first quarter of 2011on a loan modified in the second quarter of 2011.

During the quarter ended June 30, 2010, the Company sold one of its bridge loans for $35.0 million and recorded a charge-off to previously recorded reserves of $35.4 million to remove the amount of allowance for loan losses that had previously been recorded related to this loan, received $19.9 million in principal payoffs on two bridge loans and a mezzanine loan with an aggregate carrying value of $20.7 million and wrote down a mezzanine loan with a carrying value, after principal paydowns, of $15.4 million to $10.0 million, recording a loss on the restructuring of approximately $0.8 million and a charge-off to previously recorded reserves of $5.4 million, respectively.  The Company also reclassified a $5.6 million loan loss reserve related to a junior participation loan on a property that was acquired through deed-in-lieu of foreclosure and recorded to real estate owned, net on the Company’s Consolidated Balance Sheet.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.  There were no charge-offs, reclassifications to real estate owned, recoveries of reserves, or loss on restructured loans for the quarter ended March 31, 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

As of June 30, 2011, ten loans with an aggregate net carrying value of approximately $24.6 million, net of related loan loss reserves of $34.9 million, were classified as non-performing and all ten loans had loan loss reserves.  Income is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2010, nine loans with an aggregate net carrying value of approximately $25.6 million, net of related loan loss reserves of $54.2 million, were classified as non-performing for which income recognition had been suspended.  The Company had previously established loan loss reserves on all of these loans.

A summary of the Company’s non-performing loans by asset class as of June 30, 2011 and December 31, 2010 is as follows:

	As of June 30, 2011			As of December 31, 2010
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$28,108,151	$—	$28,108,151	$41,236,389	$1,363,097	$39,873,292
Office	2,800,000	—	2,800,000	9,806,298	—	9,806,298
Hotel	3,671,507	—	3,671,507	3,671,507	—	3,671,507
Land	24,999,972	—	24,999,972	24,999,972	—	24,999,972
Total	$59,579,630	$—	$59,579,630	$79,714,166	$1,363,097	$78,351,069

At June 30, 2011, the Company did not have any loans contractually past due 90 days or more that are still accruing interest.  During the quarter ended June 30, 2011, the Company refinanced and/or modified three loans totaling $112.0 million, none of which were considered by the Company to be troubled debt restructurings.  During the six months ended June 30, 2011, the Company refinanced and/or modified 9 loans totaling $208.8 million, of which two loans totaling $17.2 million were considered by the Company to be troubled debt restructurings.  In addition, the Company had unfunded commitments totaling $0.2 million on modified loans classified as troubled debt restructurings.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 4 — Available-For-Sale Securities

The following is a summary of the Company’s securities classified as available-for-sale at June 30, 2011:

	Face	Amortized	Beginning	Amortization	Unrealized	Estimated
	Value	Cost	Carrying Value	of Premium	Gain / (Loss)	Fair Value
Common equity securities	$—	$58,789	$176,368	$—	$(29,395)	$146,973
Collateralized debt obligation bond	10,000,000	1,000,000	1,000,000	—	1,000,000	2,000,000
Commercial mortgage-backed security	2,100,000	2,100,000	2,122,050	(22,050)	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$3,298,418	$(22,050)	$970,605	$4,246,973

The following is a summary of the Company’s securities classified as available-for-sale at December 31, 2010:

	Face	Amortized	Beginning	Other-Than- Temporary	Unrealized	Estimated
	Value	Cost	Carrying Value	Impairment	Gain / (Loss)	Fair Value
Common equity securities	$—	$88,184	$88,184	$(29,395)	$117,579	$176,368
Collateralized debt obligation bond	10,000,000	7,975,405	7,975,405	(6,975,405)	—	1,000,000
Commercial mortgage-backed security	2,100,000	2,122,050	2,122,050	—	—	2,122,050

Total available-for-sale securities	$12,100,000	$10,185,639	$10,185,639	$(7,004,800)	$117,579	$3,298,418

The following is a summary of the underlying credit ratings of the Company’s CDO bond and CMBS investments available-for-sale at June 30, 2011 and December 31, 2010:

	At June 30, 2011			At December 31, 2010
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total
BB-	—	$—	—	1	$7,975,405	79%
CCC-	2	3,100,000	100%	1	2,122,050	21%
	2	$3,100,000	100%	2	$10,097,455	100%

(1) Based on the rating published by Standard & Poor’s for each security.

The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which it purchased in 2007 for $16.7 million, and which had a fair value of $0.1 million at June 30, 2011.  As of June 30, 2011, a net unrealized gain totaling $0.1 million was recorded in accumulated other comprehensive loss related to these securities.

The Company owns a CDO bond security, purchased at a discount in 2008 for $7.5 million, which bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 40.8 years, but has an estimated remaining life of 4.8 years based on the maturities of the underlying assets.  As of the second quarter of 2010, the Company is no longer accreting income on the security which had $2.0 million of original discount and a fair value of $2.0 million at June 30, 2011.  As of June 30, 2011, an unrealized gain of $1.0 million was recorded in accumulated other comprehensive loss related to this security.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The Company currently has two mezzanine loans with a carrying value before loan loss reserves of $30.0 million related to this portfolio.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 9.0 years, but has an estimated life of 1.0 years based on the extended maturity of the underlying asset and a fair value of $2.1 million at June 30, 2011.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company does not intend to sell its available-for-sale investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  As of June 30, 2011, the CDO bond security available-for-sale has been in a loss position as compared to its original purchase price for more than twelve months.  Based on the Company’s analysis in 2010, the Company concluded that this CDO bond investment was other-than-temporarily impaired and recorded a $7.0 million impairment charge in the second quarter of 2010 to the Company’s Consolidated Statement of Operations which was reclassified from accumulated other comprehensive loss.  The Company also concluded that the common stock securities were other-than-temporarily impaired and recorded $16.2 million, $0.4 million and less than $0.1 million of impairment charges to the Consolidated Statements of Operations in 2008, 2009 and 2010, respectively.  No impairment was recorded on the available-for-sale securities for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2011, the Company amortized less than $0.1 million of premium into interest income from its CMBS investment and no discount was accreted into interest income from its CDO bond investment.  For the three and six months ended June 30, 2010, the Company accreted approximately $0.3 million and $0.8 million, respectively, of discount into interest income from its CDO bond investments, representing accretion on approximately $7.5 million of total original discount, and approximately less than $0.1 million and $0.1 million, respectively, of discounts into interest income from its CMBS investments.

In June 2010, the Company sold three investment grade commercial real estate CDO bonds with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, and recorded an aggregate realized loss on sale of securities of $10.5 million in its Consolidated Statement of Operations.  Additionally, in June 2010, the Company sold two CMBS investments, with an aggregate face value of $6.5 million and an amortized cost of $6.3 million, for $6.5 million, and recorded an aggregate realized gain on sale of securities of $0.2 million in its Consolidated Statement of Operations.  Upon the sale of these securities in the second quarter of 2010, the Company reclassified $11.6 million from accumulated other comprehensive loss into loss on sale of securities based on the specific amounts recorded to accumulated other comprehensive loss for each investment.  In the first quarter of 2010, the Company also sold two CMBS investments with a combined amortized cost of $11.1 million for $14.4 million and recorded a gain on sale of securities of $3.3 million.

The weighted average yield on the Company’s CDO bond and CMBS securities available-for-sale based on their face values was 0.40%, including the amortization of premium and 3.69%, including the accretion of discount, for the three months ended June 30, 2011 and 2010, respectively, and 0.37%, including the amortization of premium and 3.96%, including the accretion of discount, for the six months ended June 30, 2011 and 2010, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 5 — Investment in Equity Affiliates

The following is a summary of the Company’s investment in equity affiliates at June 30, 2011 and December 31, 2010:

	Investment in Equity Affiliates at		Outstanding Loan Balance to Equity Affiliates at
	June 30,	December 31,	June 30,
Equity Affiliates	2011	2010	2011

930 Flushing & 80 Evergreen	$554,476	$554,476	$23,912,875

450 West 33rd Street	—	—	50,000,000

1107 Broadway	5,720,000	5,720,000	—

Alpine Meadows	—	—	33,500,000

St. John’s Development	—	—	25,000,000

Lightstone Value Plus REIT L.P	55,988,409	55,988,409	—

JT Prime	851,000	851,000	—

West Shore Café	2,097,566	2,147,000	5,000,000

Issuers of Junior Subordinated Notes	578,000	578,000	—

Total	$65,789,451	$65,838,885	$137,412,875

The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method and the remaining investments under the equity method.

The following represents a change in the Company’s investments in equity affiliates:

West Shore Café

In August 2010, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California.  The Company also provided a $5.5 million first mortgage loan, $5.0 million of which was funded as of June 30, 2011, that matures in August 2013 and bears interest at a yield of 10.5%.  During the six months ended June 30, 2011, the Company received distributions of approximately $0.1 million related to the preferred return, which were recorded as a return of investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 6 — Real Estate Owned and Held-For-Sale

The Company had a $29.8 million loan secured by a portfolio of multifamily assets in various locations of the United States that had a maturity date of June 2010 and a weighted average interest rate of approximately 4.26%.  In prior years, the Company established an $18.4 million provision for loan loss related to this portfolio reducing its carrying value to $11.4 million as of December 31, 2010.  In March 2011, the Company purchased the portfolio of multifamily assets securing this loan out of bankruptcy and assumed a $55.4 million first mortgage loan secured by the portfolio of assets.  As of the date of this transaction, as well as at December 31, 2010, the loan was past due and non-performing.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $65.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the first quarter of 2011, the Company did not record any property operating income or expenses from this portfolio because ownership did not pass to the Company until the end of the quarter and the Company believes that any operating activity that occurred was immaterial to the Company’s interim Consolidated Financial Statements.  In June 2011, one of the properties in the portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage.  No gain or loss was recorded on the transaction as the asset was sold for its historical cost basis.  For the three and six months ended June 30, 2011, the Company recorded property operating income of $2.5 million, property operating expense of $2.0 million and depreciation of $0.7 million.  At June 30, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $63.9 million, cash of $0.7 million, restricted cash of $1.7 million due to a first mortgage escrow requirement, other assets of $0.3 million, other liabilities of $0.7 million and a mortgage note payable of $53.8 million.  The Company will finalize the purchase price allocation within one year of the acquisition date.

The Company had an $85.0 million loan secured by a portfolio of six hotel assets in Florida that had a maturity date of July 2014 and a weighted average interest rate of approximately 3.75%.  During 2010, the Company established a $13.4 million provision for loan loss related to this portfolio reducing its carrying value to $71.6 million as of December 31, 2010.  In February 2011, the portfolio of hotel assets securing this loan were transferred to the Company by the owner, a creditor trust.  As of the date of this transaction, as well as at December 31, 2010, the loan was contractually current.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $67.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the three and six months ended June 30, 2011, the Company recorded property operating income of $5.1 million and $9.8 million, respectively, property operating expense of $4.3 million and $7.2 million, respectively, and depreciation of $1.0 million and $1.3 million, respectively.  The operating results of the hotels are seasonal with the majority of revenues earned in the first two quarters of the calendar year.  At June 30, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $66.3 million, cash of $0.6 million, other assets of $1.9 million, receivable from related party of $1.8 million and other liabilities of $1.9 million.  The Company will finalize the purchase price allocation within one year of the acquisition date.

The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Tucson, Arizona that had a maturity date of July 2012 and bore interest at a fixed rate of 10%.  During 2009, the Company established a $5.6 million provision for loan loss related to this property equal to the carrying value of the loan and in the second quarter of 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million interest in a first mortgage loan.  The Company recorded this transaction as real estate owned in its Consolidated Financial Statements at a fair value of $20.8 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the three and six months ended June 30, 2011, the Company recorded property operating income of $0.6 million and $1.2 million, respectively, property operating expense of $0.6 million and $1.2 million, respectively, and depreciation of $0.2 million and $0.4 million, respectively.  For the three and six months ended June 30, 2010, the Company recorded property operating income of $0.6 million, property operating expense of $0.7 million and depreciation of $0.1 million.  At June 30, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $19.8 million, cash of $0.1 million, other assets of $0.6 million, mortgage note payable of $20.8 million and other liabilities of $0.3 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%.  In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company.  As a result, during the second quarter of 2009 the Company recorded this investment on its balance sheet as real estate owned at a fair value of $2.9 million.  The carrying value represented the fair value of the underlying collateral at the time of the transfer.  For the three and six months ended June 30, 2011, the Company recorded property operating income of $0.1 million and $0.2 million, respectively, property operating expense of $0.3 million and $0.7 million, respectively, and depreciation of less than $0.1 million for both periods.  For the three and six months ended June 30, 2010, the Company recorded property operating income of $0.2 million and $0.5 million, respectively, property operating expense of $0.4 million and $0.7 million, respectively, and depreciation of less than $0.1 million for both periods.  During the three months ended June 30, 2011, through site visits and discussion with market participants, the Company determined that the asset exhibited indicators of impairment and performed an impairment analysis.  As a result of the impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $0.8 million in the Consolidated Statement of Operations.  At June 30, 2011, this investment’s balance sheet was comprised of land and building, net of accumulated depreciation, totaling approximately $1.9 million, other assets of $0.1 million and other liabilities of $0.5 million.

The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%.  During 2008 and 2009, the Company recorded a $4.3 million provision for loan loss related to this property reducing the carrying amount to $5.6 million.  In August 2009, the Company was the winning bidder at a foreclosure sale of the property securing this loan which was recorded as real estate owned.  The carrying value represented the then fair value of the underlying collateral at the time of the sale.  During the third quarter of 2010, the Company agreed to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $5.5 million and reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements.  For the three and six months ended June 30, 2010, loss from discontinued operations consisted of property operating income of $0.2 million and $0.3 million, respectively, property operating expense of $0.5 million and $0.6 million, respectively, and depreciation of less than $0.1 million and $0.1 million, respectively.  In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.  The Company sold the property to the third party receiving net proceeds of approximately $6.8 million and recording a gain to income from discontinued operations of $1.3 million in October 2010.

The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008.  In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan, subject to a $41.4 million first mortgage on the property.  As a result, during the second quarter of 2008, the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at fair value, which included the Company’s $3.5 million carrying value of the mezzanine loan and the $41.4 million first lien mortgage note payable.  During the third quarter of 2009, the Company mutually agreed with the first mortgage lender to appoint a receiver to operate the property and the Company is working to assist in the transfer of title to the first mortgage lender.  As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for the current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements, and recorded an impairment loss of $4.9 million in 2009.  The Company had originally planned to transfer the property to the first mortgage lender within one year of the date of its designation as held-for-sale, however, due to circumstances beyond the Company’s control, the transfer has not been completed within the one year time frame.  The Company believes it is reasonable to expect the transfer to be completed in 2011.  Based on the facts and circumstances related to this property, the Company will continue to account for this investment as real estate held-for-sale.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

As of June 30, 2011, real estate held-for-sale consisted of land and building, net of accumulated depreciation, of approximately $41.4 million.  At June 30, 2011, the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million.  The Company did not record interest expense related to the note payable, as the interest expense is non-recourse and the Company is in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building.  For the three and six months ended June 30, 2011 and 2010, the receiver’s issued financial statements reported net income for the office building investment.  The Company believes these amounts are not realizable at this time and, as such, did not record any income or loss on this held-for-sale investment.

As of June 30, 2011, the Company’s seven hotel properties and eight multifamily properties classified as real estate owned had weighted average occupancy rates of 54.1% and 84.6%, respectively.

Note 7 — Debt Obligations

The Company utilizes collateralized debt obligations, junior subordinated notes, a note payable, loan participations and mortgage notes payable to finance certain of its loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

Repurchase Agreements

The following table outlines borrowings under the Company’s repurchase agreement as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, financial institution, expiration June 2011, interest was variable based on one-month LIBOR; the weighted average note rate was 2.80%	$—	$—	$990,997	$523,938

Total repurchase agreement	$—	$—	$990,997	$523,938

At December 31, 2010, the weighted average note rate for the Company’s repurchase agreement was 2.80%.  There were no interest rate swaps on this repurchase agreement at December 31, 2010.

The Company had a repurchase agreement that bore interest at 250 basis points over LIBOR.  In June 2009, the Company amended this facility extending the maturity to June 2010, with a one year extension option.  In June 2010, the Company exercised the option, extending the maturity to June 2011.  In addition, the amendment included the removal of all financial covenants and a reduction of the committed amount reflecting the one asset currently financed in this facility.  In June 2011, the Company repaid the facility in full.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Collateralized Debt Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of June 30, 2011:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (4)	Value (4)	Value	Value	Value (1)	Cash (2)	At-Risk (3)

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.45%	$191,891,986	$198,079,580	$336,920,909	$279,866,159	$—	$—	$—	$19,950,943	$149,339,958

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.73%	294,601,364	300,959,462	459,731,163	416,261,497	10,000,000	2,000,000	2,000,000	83,902	103,839,313

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.28%	529,897,960	539,289,124	590,119,224	534,556,563	—	—	—	22,634,124	168,096,486

Total CDOs	$1,016,391,310	$1,038,328,166	$1,386,771,296	$1,230,684,219	$10,000,000	$2,000,000	$2,000,000	$42,668,969	$421,275,757

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of December 31, 2010:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (4)	Value (4)	Value	Value	Value (1)	Cash (2)	At-Risk (3)

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.52%	$220,475,564	$226,770,198	$413,724,169	$337,901,200	$—	$—	$—	$474,669	$171,330,710

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.77%	295,530,671	301,999,004	446,125,317	404,475,017	10,000,000	1,000,000	1,000,000	1,529,307	141,439,540

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.77%	532,540,000	542,083,353	609,849,262	561,766,846	—	—	—	49,810	174,133,105

Total CDOs	$1,048,546,235	$1,070,852,555	$1,469,698,748	$1,304,143,063	$10,000,000	$1,000,000	$1,000,000	$2,053,786	$486,903,355

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

(1) The security with a fair value of $2,000,000 was rated a CCC- at June 30, 2011 and a BB- at December 31, 2010 by Standard & Poor’s.

(2) Represents restricted cash held for reinvestment and/or principal repayments in the CDOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

(3) Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be “credit risk”.  Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager’s reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

(4) Amounts include loans to real estate assets consolidated by the Company that were reclassified to real estate owned, net on the Consolidated Financial Statements.

At June 30, 2011 and December 31, 2010, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.30% and 2.63%, respectively.  Excluding the effect of swaps, the weighted average note rate at June 30, 2011 and December 31, 2010 was 0.81%.

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

As of April 15, 2011, CDO II has reached the end of its replenishment date and will no longer make $1.2 million amortization payments to investors that were made quarterly prior to the replenishment date.  Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed are recorded as a reduction of the CDO liability.

CDO III has a $100.0 million revolving note class that provides a revolving note facility.  The outstanding note balance for CDO III was $539.3 million at June 30, 2011 which included $94.6 million outstanding under the revolving note facility.  CDO III is not required to make any amortization payments prior to the end of its replenishment period in January 2012.

In the second quarter of 2011, the Company purchased $3.5 million of investment grade rated Class C and F notes originally issued by its CDO III issuing entity for a price of $1.6 million from third party investors and recorded a net gain on extinguishment of debt of $1.9 million in its 2011 Consolidated Statement of Operations.

In the first quarter of 2011, the Company purchased a $1.5 million investment grade rated Class F note originally issued by its CDO III issuing entity for a price of $0.6 million from a third party investor and recorded a net gain on extinguishment of debt of $0.9 million in its 2011 Consolidated Statement of Operations.

During the three and six months ended June 30, 2010, the Company had purchased approximately $19.0 million and $46.7 million, respectively, of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by its CDO I, CDO II and CDO III issuing entities for a price of $6.2 million and $13.6 million, respectively, from third party investors and recorded a net gain on extinguishment of debt of $12.8 million and $33.0 million, respectively, in its 2010 Consolidated Statements of Operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The following table sets forth the face amount and gain on extinguishment of the Company’s CDO bonds repurchased in the following periods by bond class:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain

A2	$—	$—	$—	$—	$—	$—	$7,375,000	$4,683,125
B	—	—	10,000,000	5,525,000	—	—	14,500,000	8,392,344
C	1,630,000	757,950	60,000	46,500	1,630,000	757,950	12,350,132	9,823,405
D	—	—	—	—	—	—	822,216	680,384
E	—	—	—	—	—	—	1,636,457	1,374,624
F	1,870,000	1,168,750	4,936,662	3,968,921	3,370,000	2,061,250	5,936,662	4,828,921
G	—	—	4,030,552	3,254,671	—	—	4,030,552	3,254,671
Total	$3,500,000	$1,926,700	$19,027,214	$12,795,092	$5,000,000	$2,819,200	$46,651,019	$33,037,474

In February 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $21.9 million remains at June 30, 2011.  See “Junior Subordinated Notes” below for further details.

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

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	$25,164,228	$25,126,543
Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	6,268,571	6,260,453
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,164,228	25,126,543
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	24,534,431	24,497,690
Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	13,103,858	13,086,871
Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	14,081,268	14,062,800
Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	28,288,262	28,251,162
Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	19,059,848	19,034,178
Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,363,206	2,359,998

Total junior subordinated notes	$158,027,900	$157,806,238

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The carrying value under these facilities was $158.0 million at June 30, 2011 and $157.8 million at December 31, 2010, which is net of a deferred amount of $17.8 million and $18.1 million, respectively.  The current weighted average note rate was 0.50% at June 30, 2011 and December 31, 2010, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.85% at June 30, 2011 and December 31, 2010.  The impact of these variable interest entities with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

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

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.3 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.  The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”).  Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $17.8 million at June 30, 2011, is being amortized into expense over the life of the notes.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$50,157,708	$55,988,411	$50,157,708	$55,988,411

Junior loan participation, maturity of July 2012, secured by the Company’s interest in a mezzanine loan with a principal balance of $32.0 million, participation interest was based on a portion of the interest received from the loan which has a variable rate of LIBOR plus 4.35%	32,000,000	32,000,000	—	—

Junior loan participation, maturity of August 2012, secured by the Company’s interest in a mezzanine loan with a principal balance of $11.8 million. The participation has a 0% rate of interest	2,000,000	2,000,000	—	—

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$85,457,708	$91,288,411	$51,457,708	$57,288,411

At June 30, 2011 and December 31, 2010, the aggregate weighted average note rate for the Company’s notes payable was 4.20%.  There were no interest rate swaps on the notes payable at June 30, 2011 and December 31, 2010.

In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company’s profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone Value Plus REIT, L.P.  The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company’s interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.  In March 2009, the Company also recorded a gain on exchange of profits interest of $56.0 million.  At June 30, 2011, the outstanding balance of this note was $50.2 million.

In April 2011, the Company entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan.  The loan was participated out at a discount and the Company received $28.8 million of proceeds.  The subordinate lender will receive its proportionate share of the interest received from the loan, which has a variable rate of LIBOR plus 4.35% and a maturity of July 2012.  The Company also has the right to sell its $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan is not repaid by July 9, 2012.  In June 2011, the Company entered into a non-recourse junior loan participation in the amount of $2.0 million on an $11.8 million mezzanine loan.  The participation has a 0% rate of interest and a maturity of August 2012.  The Company also has a junior loan participation with an outstanding balance at June 30, 2011 of $1.3 million on a $1.3 million bridge loan.  Participations have a maturity date equal to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  The Company’s obligation to pay interest on the participation is based on the performance of the related loan.

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

In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 275 basis points over LIBOR, has a 1.00% commitment fee upon closing, and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.

Mortgage Notes Payable — Real Estate Owned

During the first quarter of 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by a portfolio of multifamily assets.  The real estate investment was classified as real estate owned in the Company’s Consolidated Balance Sheet in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.  In June 2011, one of the properties in the portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million at June 30, 2011.

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

The total outstanding balance of these mortgages was approximately $74.5 million and $20.8 million at June 30, 2011 and December 31, 2010, respectively.

Mortgage Note Payable - Held-For-Sale

During the second quarter of 2008, the Company assumed a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan.  The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale at September 30, 2009.  The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012.  The outstanding balance of this mortgage was $41.4 million at June 30, 2011 and December 31, 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Debt Covenants

The Company’s debt obligations do not contain financial covenants and restrictions at June 30, 2011.

The Company’s CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests.  The Company’s CDOs were in compliance with all such covenants as of June 30, 2011, as well as on the most recent determination date in July 2011.  In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs.  However, the Company may not have sufficient liquidity available to do so at such time.

The chart below is a summary of the Company’s CDO compliance tests as of the most recent determination date in July 2011:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	196.92%	181.74%	109.50%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	427.99%	560.41%	534.29%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1) The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total principal balance of the bonds associated with the applicable ratio.  To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies.  Rating downgrades of CDO collateral will generally not have a direct impact on the principal balance of a CDO asset for purposes of calculating the CDO’s overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CDO vehicle.

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

As of the determination dates in July 2011, April 2011, January 2011 and October 2010, the Company’s overcollateralization ratios were 196.92%, 185.59%, 185.88% and 184.24%, respectively, for CDO I; 181.74%, 181.74%, 171.81% and 171.00%, respectively, for CDO II; and 109.50%, 109.89%, 109.50% and 109.47%, respectively, for CDO III.  The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CDOs prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The following is a summary of the derivative financial instruments held by the Company as of June 30, 2011 and December 31, 2010 (dollars in thousands):

		Notional Value						Fair Value
Designation\ Cash Flow	Derivative	Count	June 30, 2011	Count	December 31, 2010	Expiration Date	Balance Sheet Location	June 30, 2011	December 31, 2010

Non- Qualifying	Basis Swaps	9	$937,812	9	$1,056,851	2012 – 2015	Other Assets	$751	$1,306

Non- Qualifying	LIBOR Caps	2	$13,000	1	$7,000	2012 - 2013	Other Assets	$9	$12

Qualifying	LIBOR Cap	1	$73,301	—	$—	2013	Other Assets	$13	$—

Qualifying	Interest Rate Swaps	28	$562,715	30	$639,696	2011 – 2017	Other Liabilities	$(45,578)	$(50,803)

The fair value of Non-Qualifying Basis Swap Hedges was $0.8 million and $1.3 million as of June 30, 2011 and December 31, 2010, respectively, and was recorded in other assets in the Consolidated Balance Sheets.  These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  The fair value of the Non-Qualifying LIBOR Cap Hedges was less than $0.1 million at June 30, 2011 and December 31, 2010, and is recorded in other assets in the Consolidated Balance Sheets.  The Company entered into these hedges in the fourth quarter of 2010 and the first quarter of 2011 due to loan agreements which required LIBOR Caps of 1% to 2%.  In addition, during the six months ended June 30, 2011, the notional value on two basis swaps decreased by approximately $119.0 million pursuant to the contractual terms of the respective swap agreements.  For the three months ended June 30, 2011 and 2010, the change in fair value of the Non-Qualifying Swaps was $(0.3) million and $1.0 million, respectively, and for the six months ended June 30, 2011 and 2010, the change in fair value of the Non-Qualifying Swaps was $(0.6) million and $0.8 million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

The fair value of Qualifying Interest Rate Swap Cash Flow Hedges as of June 30, 2011 and December 31, 2010 was $(45.6) million and $(50.8) million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets.  The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the six months ended June 30, 2011, the Company entered into a LIBOR Cap with a notional value of approximately $73.3 million that qualifies as a cash flow hedge.  The fair value of the Qualifying LIBOR Cap Hedge was less than $0.1 million at June 30, 2011 and is recorded in other assets in the Consolidated Balance Sheet.  The Company entered into this hedge in the first quarter of 2011 due to a loan agreement which required a LIBOR Cap of 2%.  In addition, during the six months ended June 30, 2011, the notional value on three interest rate swaps decreased by approximately $53.5 million pursuant to the contractual terms of the respective swap agreements and two interest rate swaps matured with a combined notional value of approximately $24.8 million.  During the six months ended June 30, 2010, the Company entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million, the notional value of one interest rate swap decreased by approximately $17.1 million pursuant to the contractual terms of the swap agreement, and two interest rate swaps matured with a combined notional of approximately $12.5

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

million.  As of June 30, 2011, the Company expects to reclassify approximately $(21.7) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  As of June 30, 2011 and December 31, 2010, the Company has a net deferred loss of $3.7 million and $4.5 million, respectively, in accumulated other comprehensive loss.  The Company recorded $0.4 million as additional interest expense related to the amortization of the loss for the three months ended June 30, 2011 and 2010, respectively, and less than $0.1 million and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended June 30, 2011 and 2010, respectively.  The Company recorded $0.9 million as additional interest expense related to the amortization of the loss for the six months ended June 30, 2011 and 2010, respectively, and $0.1 million and $0.2 million as a reduction to interest expense related to the accretion of the net gains for the six months ended June 30, 2011 and 2010, respectively.  The Company expects to record approximately $1.2 million of net deferred loss to interest expense over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of June 30, 2011 and 2010 (dollars in thousands):

		Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Six Months Ended		Amount of (Loss) or Gain Recognized in Interest Expense (Ineffective Portion) For the Six Months Ended
Designation \Cash Flow	Derivative	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Non- Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$(344)	$816

Qualifying	Interest Rate Swaps / Cap	$6,015	$(11,324)	$(14,418)	$(15,812)	$—	$—

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of June 30, 2011 and December 31, 2010 of approximately $(49.3) million and approximately $(55.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(45.6) million and $(50.8) million, respectively, deferred losses on terminated interest swaps of $(4.6) million and $(5.5) million as of June 30, 2011 and December 31, 2010, respectively, and deferred net gains on termination of interest swaps of $0.9 million and $1.0 million as of June 30, 2011 and December 31, 2010, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2011 and December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(20.1) million and $(21.1) million, respectively.  As of June 30, 2011 and December 31, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $21.1 million and $21.3 million, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 9 — Variable Interest Entities

The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in mortgage related securities are potential VIEs.  A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.

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

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 41 VIEs as of June 30, 2011 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $630.4 million and exposure to real estate debt of approximately $4.1 billion at June 30, 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of June 30, 2011:

Type	Origination Date	Carrying Amount (1)	Property	Location

Loan and investment	Dec – 03	$50,000,000	Office	New York
Loan	Aug – 05	17,050,000	Office	New York
Loan	Jan – 06	1,350,000	Multifamily	New York
Loan	Mar – 06	9,885,212	Office	Pennsylvania
Loan	Jun – 06	105,255,660	Land	California
Loan	Aug – 06	5,452,137	Multifamily	Indiana
Loan	Sep – 06	2,800,000	Office	Rhode Island
Loan	Oct – 06	1,349,992	Multifamily	South Carolina
Loan	Oct – 06	2,031,012	Multifamily	North Carolina
Loan	May – 08	12,492,789	Multifamily	Florida
Loan	Dec – 06	63,885,000	Multifamily	New York
Loan	Jan – 07	4,123,938	Multifamily	Texas
Loan	Mar – 07	1,960,000	Office	South Carolina
Loan	Mar – 07	67,000,000	Office	New York
Loan	Apr – 08	5,924,306	Multifamily	Indiana
Loan	Feb – 07	53,250,000	Multifamily	Florida
Loan	Mar – 07	2,000,000	Multifamily	Florida
Loan	Mar – 07	6,625,103	Multifamily	Indiana
Loan	Mar – 07	3,671,507	Hotel	Arizona
Loan	Mar – 07	4,779,630	Multifamily	Michigan
Loan	Jul – 07	10,557,122	Multifamily	Texas
Loan	Jul – 07	9,141,866	Multifamily	Texas
Loan	Jul – 07	4,492,811	Multifamily	Texas
Loan	Feb – 08	56,799,999	Multifamily	California
Loan	May – 06	10,000,000	Condo	California
Loan	Aug – 07	6,000,000	Multifamily	Florida
Loan	Dec - 04	7,200,000	Multifamily	Indiana
Loan	Dec – 06	32,000,000	Multifamily	Various
Loan	Dec – 06	25,000,000	Land	Florida
Loan	Jun – 06	1,870,000	Multifamily	Texas
Loan	Aug – 10	7,147,000	Hotel	California
Loan	Dec – 10	15,180,779	Multifamily	New York
Loan	Dec – 10	7,000,000	Multifamily	Texas
Loan	Jan – 11	2,000,000	Multifamily	Texas
Loan	Apr – 11	2,400,000	Multifamily	New York
Loan	Feb – 06	1,903,094	Multifamily	Indiana
Loan	Jun – 11	6,160,000	Multifamily	Texas
Investment	May – 08	2,000,000	CDO bond	N/A
Investment	Dec – 10	2,100,000	CMBS	N/A
Investment	Apr – 05	187,000	Junior subordinated notes (2)	N/A
Investment	Jun – 06	391,000	Junior subordinated notes (2)	N/A
Total		$630,416,957

(1) Represents the carrying amount of loans and investments before reserves.  The Company’s maximum exposure to loss would not exceed the carrying amount of its investment.  At June 30, 2011, $246.8 million of loans to VIEs had corresponding loan loss reserves of approximately $121.2 million and $57.9 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net (1)	$1,328,686,435	$1,097,958,668	$1,414,225,388	$1,185,144,418
Available-for-sale securities, net	4,246,973	4,246,973	3,298,418	3,298,418
Derivative financial instruments	772,836	772,836	1,317,895	1,317,895

Financial liabilities:
Repurchase agreements	$—	$—	$990,997	$984,662
Collateralized debt obligations	1,038,328,166	663,883,299	1,070,852,555	613,631,643
Junior subordinated notes	158,027,900	48,402,850	157,806,238	48,328,132
Notes payable	85,457,708	78,218,218	51,457,708	44,612,375
Mortgage notes payable - real estate owned	74,501,004	72,950,376	20,750,000	20,280,173
Mortgage note payable - held-for-sale	41,440,000	40,934,990	41,440,000	40,781,746
Derivative financial instruments	45,577,609	45,577,609	50,802,533	50,802,533

(1) Includes a bridge loan with an unpaid principal balance of $6.2 million as of June 30, 2011 that was classified as held-for-sale.  There were no loans classified as held-for-sale as of December 31, 2010.

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument:

Loans and investments, net:  Fair values of loans and investments, including loans held-for-sale, that are not impaired are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.  Fair values of loans and investments that are impaired are estimated by the Company using significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.  For such loans that are impaired, carrying value approximates fair value.

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

June 30, 2011

(Unaudited)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available—for—sale securities and derivative financial instruments.  The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2011:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$4,246,973	$4,246,973	$146,973	$—	$4,100,000
Derivative financial instruments	772,836	772,836	—	772,836	—
Financial liabilities:
Derivative financial instruments	45,577,609	45,577,609	—	45,577,609	—

(1) For the six months ended June 30, 2011, the Company’s equity securities available-for-sale were measured using Level 1inputs and the Company’s CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

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

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale
Securities

Balance as of December 31, 2010	$3,122,050
Adjustments to fair value:
Amortization of premium (1)	(22,050)
Unrealized gain (2)	1,000,000

Balance as of June 30, 2011	$4,100,000

(1)  Amortization of premium is recorded in interest expense on the Consolidated Statements of Operations.

(2)  Unrealized gain is recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company measures certain financial assets at fair value on a nonrecurring basis, such as impaired loans.  The fair value of these financial assets was determined using the following inputs as of June 30, 2011:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$147,638,149	$152,068,873	$—	$—	$152,068,873
Impaired real estate owned investment	$1,948,709	$1,948,709	$—	$—	$1,948,709

(1) The Company had an allowance for loan losses of $171.2 million relating to 26 loans with an aggregate carrying value, before loan loss reserves, of approximately $318.9 million at June 30, 2011.

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

Impaired real estate owned investment assessments: Impaired real estate owned investments are carried at the lower of cost or fair value, which is net of impairment loss.  The Company considers a real estate owned investment impaired if the undiscounted estimated future cash flows to be generated by the asset are less than its carrying amount.  Measurement of impairment is based upon the estimated fair value of the asset.  These valuations require significant judgments, which include assumptions regarding cash flows, capitalization rates, occupancy rates, availability of financing, exit plan, and other factors deemed necessary by management as well as discussions with active market participants.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 11 — Commitments and Contingencies

Contractual Commitments

As of June 30, 2011, the Company had the following material contractual obligations (dollars in thousands):

Contractual	Payments Due by Period (1)
Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Notes payable	$1,300	$34,000	$—	$—	$—	$50,158	$85,458
Collateralized debt obligations (2)	62,939	232,138	164,465	198,074	81,670	299,042	1,038,328
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Mortgage notes payable — real estate owned (4)	—	—	20,750	53,751	—	—	74,501
Mortgage note payable — held-for-sale (5)	—	41,440	—	—	—	—	41,440

Totals	$64,239	$307,578	$185,215	$251,825	$81,670	$525,058	$1,415,585

(1)	Represents principal amounts due based on contractual maturities.

(2)

Comprised of $198.1 million of CDO I debt, $301.0 million of CDO II debt and $539.3 million of CDO III debt with a weighted average remaining maturity of 1.83, 3.20 and 2.70 years, respectively, as of June 30, 2011. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $21.9 million at June 30, 2011. During the six months ended June 30, 2011, the Company repurchased, at a discount, $5.0 million of investment grade notes originally issued by the Company’s CDO III issuer and recorded a reduction of the outstanding debt balance of $5.0 million.

(3)	Represents the face amount due upon maturity. The carrying value is $158.0 million, which is net of a deferred amount of $17.8 million.

(4)

Represents a $20.8 million mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010 and a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in the first quarter of 2011, which was paid down in June 2011 and had a balance of $53.8 million at June 30, 2011.

(5)	Represents a mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $19.3 million as of June 30, 2011, that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $19.3 million outstanding balance at June 30, 2011, the Company’s restricted cash balance and CDO III revolver capacity contained approximately $18.3 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.

Litigation

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than the following:

On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims previously held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the “Debtors”) which have now emerged from bankruptcy.  Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

York, New York County.  There are 73 defendants in the aggregate in the three lawsuits, including 55 corporate and partnership entities and 18 individuals.  A subsidiary of the Company and certain other entities that are affiliates of the Company are included as defendants.

As a factual basis and background for the litigation, the trust makes certain allegations surrounding the June 2007 sale of ESI from affiliates of Blackstone Capital. In connection with the buyout, the Company’s subsidiary, Arbor ESH II, LLC, made a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC and ABT-ESI LLC, an entity in which the Company has a membership interest, among the broad group of defendants.  These two actions were commenced by substantially identical complaints.  The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent.  These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and also name as defendants a director of the Company, and a former general counsel of Arbor Commercial Mortgage, LLC, each of whom had served on the Board of Directors of ESI for a period of time.  The Company is defending these two defendants and paying the costs of such defense.  On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors’ bankruptcy filing.

In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, has named Arbor Commercial Mortgage, LLC and ABT-ESI LLC, together with a number of other defendants and asserts claims, including constructive and fraudulent conveyance claims under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

The complaints seek among other things, damages of not less than $2.1 billion, plus punitive damages, on a joint and several basis, from each defendant in connection with the Fiduciary Duty Claims and the return of in excess of $50.0 million which is alleged to have been wrongfully received by the holders of the Series A1 Preferred Units, including Arbor ESH II, LLC.  The Company intends to vigorously defend against all of the referenced actions.

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

In June 2011, the Board of Directors authorized a stock repurchase plan that enables the Company to buy up to 1.5 million shares of its common stock.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so.  There is no guarantee as to the exact number of shares that will be repurchased by the Company, the program may be terminated at any time and will expire on December 15, 2011.  As of June 30, 2011, the Company repurchased 34,850 shares of its common stock at a total cost of $0.2 million and an average cost of $4.48 per share.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Company had 25,408,290 and 24,776,213 shares of common stock outstanding at June 30, 2011 and December 31, 2010, respectively.

Deferred Compensation

There was no stock-based compensation recorded for the six months ended June 30, 2011.  On July 22, 2011, the Company issued an aggregate of 105,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the “Plan) to the non-management members of the Board of Directors.  The 105,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company will record approximately $0.5 million of expense to its Consolidated Statement of Operations in the third quarter of 2011.  On April 1, 2010, the Company issued an aggregate of 90,000 shares of restricted common stock under the Plan to the independent members of the Board of Directors.  The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company recorded $0.3 million to selling and administrative expense in its Consolidated Statement of Operations in the second quarter of 2010.

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

Noncontrolling Interest

Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 was $1.9 million and $2.0 million, respectively, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the exchange of POM profits interest transaction discussed in Note 7 — “Debt Obligations”.  For the three months ended June 30, 2011 and 2010, the Company recorded income of $0.1 million as well as distributions of $0.1 million attributable to noncontrolling interest.  For the six months ended June 30, 2011 and 2010, the Company recorded income of $0.1 million as well as distributions of $0.2 million and $0.1 million, respectively, attributable to noncontrolling interest.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2011 and 2010.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2011		June 30, 2010
	Basic	Diluted (1)	Basic	Diluted
(Loss) income from continuing operations, net of noncontrolling interest	$(10,354,735)	$(10,354,735)	$129,461,913	$129,461,913
Loss from discontinued operations	—	—	(373,914)	(373,914)
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(10,354,735)	$(10,354,735)	$129,087,999	$129,087,999

Weighted average number of common shares outstanding	25,440,380	25,440,380	25,477,410	25,477,410
Dilutive effect of warrants	—	—	—	96,793
Weighted average number of common shares outstanding	25,440,380	25,440,380	25,477,410	25,574,203

(Loss) income from continuing operations, net of noncontrolling interest, per common share	$(0.41)	$(0.41)	$5.08	$5.06
Loss from discontinued operations per common share	—	—	(0.01)	(0.01)
Net (loss) income attributable to Arbor Realty Trust, Inc. per common share	$(0.41)	$(0.41)	$5.07	$5.05

(1) For the three months ended June 30, 2011, the Company had a net loss and thus did not have a dilutive effect from one million warrants.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2010
	Basic	Diluted (1)	Basic	Diluted
(Loss) income from continuing operations, net of noncontrolling interest	$(10,087,586)	$(10,087,586)	$155,853,729	$155,853,729
Loss from discontinued operations	—	—	(391,937)	(391,937)
Net (loss) income attributable to Arbor Realty Trust, Inc.	$(10,087,586)	$(10,087,586)	$155,461,792	$155,461,792

Weighted average number of common shares outstanding	25,202,248	25,202,248	25,432,659	25,432,659
Dilutive effect of warrants	—	—	—	48,664
Weighted average number of common shares outstanding	25,202,248	25,202,248	25,432,659	25,481,323

(Loss) income from continuing operations, net of noncontrolling interest, per common share	$(0.40)	$(0.40)	$6.13	$6.12
Loss from discontinued operations per common share	—	—	(0.02)	(0.02)
Net (loss) income attributable to Arbor Realty Trust, Inc. per common share	$(0.40)	$(0.40)	$6.11	$6.10

(1) For the six months ended June 30, 2011, the Company had a net loss and thus did not have a dilutive effect from one million warrants.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 14 — Related Party Transactions

Due from related party was approximately $2.0 million at June 30, 2011, and consisted primarily of escrows held by an affiliate of ACM related to a real estate owned transaction.  At December 31, 2010, due from related party was approximately $0.3 million which consisted of escrows held by ACM related to real estate transactions.

At June 30, 2011, due to related party was $1.6 million and consisted primarily of base management fees due to ACM, of which $0.6 million will be remitted by the Company in the third quarter of 2011.  At December 31, 2010, due to related party was $17.4 million and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of approximately $18.8 million, offset by a $3.6 million related party receivable, and base management fees of $2.3 million due to ACM, all of which were remitted by the Company in the first quarter of 2011.

During the second quarter of 2011, the Company originated a mortgage loan to a third party borrower secured by property purchased from ACM, the Company’s manager.  The loan has an unpaid principal balance of $6.2 million, a maturity date of May 2014 and a variable interest rate of LIBOR plus 6.00%.  Upon approving the transaction, the independent directors committee of the Board of Directors required the Company to sell the loan in 90 days and ACM agreed to guarantee the loan until it is sold.

During the second quarter of 2011, the Company originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million, of which one property in the portfolio was previously financed with a $11.7 million loan that was purchased by ACM, the Company’s manager.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan has a maturity date of May 2016 and a variable interest rate of LIBOR plus 4.75%.

During the first quarter of 2011, the Company originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, the Company’s manager, or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.18% as of June 30, 2011 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%.  The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%.

In October 2010, the Company purchased, at par, a $4.7 million bridge loan from ACM.  The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York.  The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012.  In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture.  As of June 30, 2011, ACM’s investment balance in this joint venture was $0.8 million.  Interest income recorded from this loan for the three and six months ended June 30, 2011 was approximately $0.1 million and $0.2 million, respectively.

The Company is dependent upon its manager (ACM), with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing 21.1% of the voting power of the Company’s outstanding stock as of June 30, 2011.  The Company’s Board of Directors approved a resolution under

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than a 7% ownership interest in the Company.

Note 15 — Distributions

Under the terms of the Company’s junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash.  The Company will be permitted to pay 100% of its taxable income in cash if the Company pays the note holders the original rate of interest upon termination of the agreement.  See Note 7 — “Debt Obligations” for further details.  The Board of Directors has elected not to pay a common stock dividend for the quarter ended June 30, 2011.

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes.  As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income, if any, attributable to certain debt extinguishment transactions realized in 2009 or 2010 may, at the Company’s election, be deferred to future periods.  As of June 30, 2011 and 2010, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the three and six months ended June 30, 2011 and 2010, with the exception of $1.8 million of estimated state income taxes due to the gain of $158.4 million from closing on the Wachovia discounted payoff agreement in the second quarter of 2010, incurred in those states that did not adopt the federal tax law that allows the Company to elect to defer income generated from certain debt extinguishment transactions.  The estimated tax amount was reduced to $0.9 million in the fourth quarter of 2010.

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

The base management fee is an arrangement whereby the Company reimburses ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  The Company’s 2009 and 2010 base management fees were $8.0 million and $7.6 million, respectively.  The 2011 base management fee was estimated to be approximately $8.0 million, which was approved by the audit committee of the Company’s Board of Directors.  All origination fees on investments are retained by the Company.

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

June 30, 2011

(Unaudited)

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

The incentive fee is measured on an annual basis.  However, when applicable, the Company will pay the annual incentive fee in quarterly installments, each within 60 days of each fiscal quarter.  The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of each quarter with respect to which such installment is payable.  Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year, with an adjustment at year end to reflect the full year’s results.  At least 25% of any incentive fee is paid to ACM in shares of the Company’s common stock, subject to ownership limitations in the Company’s charter.  For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive fee from and after the date the Company’s common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last 20 days of the fiscal quarter with respect to which the incentive fee is being paid.  The incentive fee is accrued as it is earned.  The expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter.  At December 31 of each year, the Company remeasures the incentive fee expense paid to ACM in shares of the Company’s common stock in accordance with current accounting guidance, which discusses how to determine the expense when certain terms are not known prior to the measurement date.  Accordingly, any expense recorded related to common stock issued as a portion of incentive fee is adjusted to reflect the fair value of the stock on the measurement date when the final calculation of the total incentive fee is determined.  In the event the calculated incentive fee for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock.  In such a case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined.

The following table sets forth the Company’s base management fees and incentive fees for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Management Fees:	2011	2010	2011	2010

Base	$2,050,000	$2,000,000	$4,000,000	$3,900,000

Incentive	—	—	—	—

Total management fee	$2,050,000	$2,000,000	$4,000,000	$3,900,000

For the three months ended June 30, 2011 and 2010, the Company recorded $2.1 million and $2.0 million, respectively, of base management fee expenses, of which $1.0 million and $1.5 million was included in due to related party as of June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded $4.0 million and $3.9 million, respectively, of base management fee expenses, of which $1.6 million and $1.4 million was included in due to related party as of June 30, 2011 and 2010, respectively.  For the three and six months ended June 30, 2011 and 2010, ACM did not earn an incentive fee installment and no success-based payments were made.

Additionally, in 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company’s equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.  A REIT is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.  Additionally, under the terms of our junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash.  Certain REIT income may be subject to state and local income taxes.  Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax.  Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions realized in 2009 or 2010 may, at our election, be deferred to future periods.  We did not record a provision for income taxes related to the assets that are held in our taxable REIT subsidiaries for the six months ended June 30, 2011 and 2010, with the exception of $1.8 million of estimated state income taxes due to the gain of $158.4 million from closing on the discounted payoff agreement with Wachovia Bank, National Association, owned by Wells Fargo, National Association (“Wachovia”) in the second quarter of 2010, incurred in those states that did not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions.  The estimated tax amount was reduced to $0.9 million in the fourth quarter of 2010.

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

During the first and second quarters of fiscal year 2011 we recorded $1.6 million and $11.4 million, respectively, of new provisions for loan losses due to declining collateral values; net recoveries of reserve of $3.8 million related to five loans in our portfolio in the second quarter of 2011; $1.0 million of recoveries of reserve related to two loans in our portfolio in the first quarter of 2011; accrued a $1.0 million loss on a restructured loan in the first quarter of 2011; and recorded an impairment loss of $0.8 million on a real estate owned investment in the second quarter of 2011.  During the first, second, third and fourth quarters of fiscal year 2010 we recorded $25.0 million, $25.6 million, $15.2 million and $35.2 million, respectively, of new provisions for loan losses due to declining collateral values; a $0.8 million recovery from one fully reserved loan in the second quarter of 2010, a recovery of $2.7 million from two loans in the third quarter of 2010, and a recovery of $14.6 million from two loans in the fourth quarter of 2010; and $0.8 million, $5.4 million and $1.0 million of losses on restructured loans in the second, third and fourth quarters of 2010, respectively.  In addition, we acquired two new real estate owned properties through a transfer from a creditor trust and a purchase out of bankruptcy, respectively, in the first quarter of 2011.  We also acquired one new real estate owned property through deed in lieu of foreclosure and sold a real estate property held-for-sale in 2010.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower can not comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing.  These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

Commercial real estate financing companies were severely impacted by the economic downturn and until relatively recently have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt.  We responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible.  In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate.  Additionally, based on available liquidity and market opportunities, we have from time to time repurchased our debt at discounts.  We will continue to remain focused on executing these strategies when appropriate and where available if this significant economic downturn persists.

Refer to our Annual Report on Form 10-K for the year ending December 31, 2010 as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” herein for additional risk factors.

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three and six months ended June 30, 2011, interest income earned on these loans and investments represented approximately 69% and 73% of our total revenues, respectively.  For the three and six months ended June 30, 2010, interest income earned on these loans and investments represented approximately 94% and 93% of our total revenues, respectively.

Interest income may also be derived from profits of equity participation interests.  No such interest income was recognized for the three and six months ended June 30, 2011 and 2010.

We also derive interest income from our investments in commercial real estate collateralized debt obligation (“CDO”) bond securities and commercial mortgage-backed securities (“CMBS”).  For the three and six months ended June 30, 2011, interest on these investments represented approximately less than 1% of our total revenues.  For the three and six months ended June 30, 2010, interest on these investments represented approximately 2% and 3% of our total revenues, respectively.

Property operating income is derived from our real estate owned assets.  For the three and six months ended June 30, 2011, property operating income represented approximately 31% and 27% of our total revenues, respectively.  For the three and six months ended June 30, 2010, property operating income represented approximately 3% and 2% of our total revenues, respectively.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio.  For the three and six months ended June 30, 2011, revenue from other income represented approximately less than 1% of our total revenues.  For the three and six months ended June 30, 2010, revenue from other income represented approximately 1% and 2% of our total revenues, respectively.

Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate

We derive income or loss from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets.  These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements.  These investments are recorded under either the equity or cost method of accounting as appropriate.  We record our share of net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment of these investments on a single line item in the Consolidated Statements of Operations as income or loss from equity affiliates.  For the three months ended June 30, 2011, income from equity affiliates was less than $0.1 million, while for the three months ended June 30, 2010, loss from equity affiliates was less than $0.1 million.  For the six months ended June 30, 2011, income from equity affiliates was $0.1 million, while for the six months ended June 30, 2010, loss from equity affiliates was $0.1 million.

We also may derive income or loss from the sale of loans and real estate.  We may acquire real estate by foreclosure or through partial or full settlement of mortgage debt or for investment in order to stabilize the property and dispose of it for a future anticipated return.  We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short term debt and the lender wishes to divest certain assets from its portfolio.  No such income or loss on the sale of loans or real estate was recorded during the three and six months ended June 30, 2011 and 2010.

Critical Accounting Policies

Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the six months ended June 30, 2011, there were no material changes to these policies.

Impaired Loans, Allowance for Loan Losses, Loss on Restructured Loans and Charge-offs

Loans are considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  We evaluate each loan in our portfolio on a quarterly basis.  Our loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure our loans and investments have in relation to the underlying collateral.  We evaluate all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower’s operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired.  We utilize internally developed valuation models and techniques primarily consisting of discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral on an individual loan.  We may also obtain a third party appraisal, which may include “as-is” or “stabilized value”.  Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals.  Included in the evaluation of the capitalization and market discount rates, we consider not only assumptions specific to the collateral but also geographical and industry trends that could impact the collateral’s value.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses.  We had an allowance for loan losses of $171.2 million relating to 26 loans with an aggregate carrying value, before reserves, of approximately $318.9 million at June 30, 2011 and $205.5 million in allowance for loan losses relating to 30 loans with an aggregate carrying value, before reserves, of approximately $530.6 million at December 31, 2010.  In addition, during the second quarter of 2011, we recorded net recoveries of $3.8 million related to five loans in our portfolio.  During the first quarter of 2011, we recorded recoveries of $1.0 million related to two loans in our portfolio.

Loan terms may be modified if we determine that based on the individual circumstances of a loan and the underlying collateral, a modification would more likely increase the total recovery of combined principal and interest recovery from the loan.  Any loan modification is predicated upon a goal of maximizing the collection of the loan.  Typical triggers for a modification would include situations where the projected cash flow is insufficient to cover required debt service, when asset performance is lagging the initial projections, where there is a requirement for rebalancing, where there is an impending maturity of the loan, and where there is an actual loan default.  Loan terms that have been modified have included, but are not limited to interest rate, maturity date and in certain cases, principal amount.  Length and amounts of each modification have varied based on individual circumstances and are determined on a case by case basis.  If the loan modification constitutes a concession whereas we do not receive ample consideration in return for the modification, and the borrower is experiencing financial difficulties and cannot repay the loan under the current terms, then the modification is considered by us to be a troubled debt restructuring.

If we receive a benefit, either monetary or strategic, and the above criteria are not met, the modification is not considered to be a troubled debt restructuring.

We record interest on modified loans on an accrual basis to the extent that the modified loan is contractually current. To date, we have not recorded interest income on a modified loan where we have not subsequently received the cash.

Loss on restructured loans are recorded when we grant a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower.  When a loan is restructured, we record the investment at net realizable value, taking into account the cost of all concessions at the date of restructuring.  The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured.  We recorded a loss on restructured loans of $1.0 million for the six months ended June 30, 2011 as a result of the execution of a forbearance agreement in the first quarter of 2011 on a loan modified in the second quarter of 2011.  For the three and six months ended June 30, 2010, we recorded loss on restructured loans of $0.8 million.

Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which we grant a concession to a borrower or agree to a discount in full or partial satisfaction of the loan; when we take ownership and control of the underlying collateral in full satisfaction of the loan;  when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.

Revenue Recognition

Interest income.  Interest income is recognized on the accrual basis as it is earned from loans, investments and securities.  In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee and/or deferred interest upon maturity.  In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security.  This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or “interest” method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment.  Income recognition is suspended for loans when, in the opinion of management, a full recovery of all contractual principal is not probable.  Income recognition is resumed when the loan becomes contractually current and performance is resumed.  We record interest income on certain impaired loans to the extent cash is received, in which a loan loss reserve has been recorded, as the borrower continues to make interest payments.  We recorded loan loss reserves related to these loans as it was deemed that full recovery of principal and interest was not probable.

Several of our loans provide for accrual of interest at specified rates, which differ from current payment terms.  Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.  If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.  We currently have no loans in our portfolio accruing such interest.  Therefore, interest income is recorded on all of our loans and investments only to the extent that the current pay rate is received.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed.  Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves.  We will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account.  As of June 30, 2011, we had total interest reserves of $7.6 million on 31 loans with an aggregate unpaid principal balance of $551.6 million and had three non-performing loans with an aggregate unpaid principal balance of $44.3 million with a funded interest reserve of $0.1 million.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.

Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to us as a result of excess cash flows being distributed and/or as appreciated properties are sold or refinanced.  We did not record interest income on such investments for the three and six months ended June 30, 2011 and 2010.

Property operating income.  Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned.  We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.  For the three and six months ended June 30, 2011, we recorded approximately $8.3 million and $13.7 million, respectively, of property operating income relating to real estate owned properties.  As of June 30, 2011, we had four real estate owned properties including a portfolio of multifamily assets that was purchased by us out of bankruptcy and a portfolio of hotel assets that was transferred to us by the owner, a creditor trust.  Both of these portfolios were acquired in the first quarter of 2011.  For the three and six months ended June 30, 2010, we recorded approximately $0.8 million and $1.0 million, respectively, of property operating income relating to real estate owned properties.  As of June 30, 2010, we had two real estate owned properties.  Additionally, another real estate investment that was reclassified from real estate owned to real estate held-for-sale in the third quarter of 2010, which resulted in a reclassification of its operating activity from property operating income and expenses into discontinued operations for all prior periods.  For more details see Note 6 of the “Notes to Consolidated Financial Statements” set forth in Item 1 hereof.

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

During the six months ended June 30, 2011 we entered into a LIBOR Cap with a notional value of approximately $73.3 million that was designated as a cash flow hedge and a LIBOR Cap with a notional value of approximately $6.0 million that was not designated as a cash flow hedge.  In addition, the notional value on two basis swaps decreased by approximately $119.0 million pursuant to the contractual terms of the respective swap agreements, the notional value on three interest rate swaps decreased by approximately $53.5 million pursuant to the contractual terms of the respective swap agreements, and two basis swaps matured with a combined notional value of approximately $24.8 million.  During the six months ended June 30, 2010 we entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million.  In addition, the notional value of one interest rate swap decreased by approximately $17.1 million pursuant to the contractual terms of the swap agreement and two interest rate swaps matured with a combined notional value of approximately $12.5 million.  Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item.  The fair value of our qualifying hedge portfolio has increased by approximately

$5.2 million from December 31, 2010 as a result of a change in the projected LIBOR rates and credit spreads of both parties, net of the amortized notional value of swaps.

Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate.  For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 3 hereof.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to the disclosure requirements of International Financial Reporting Standards (“IFRS”).  The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders’ Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income.  This guidance is effective as of the first quarter of 2012, though early adoption is permitted, and its adoption is not expected to have a material effect on our Consolidated Financial Statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value changes certain fair value measurement principles and enhances disclosure requirements.  This guidance is effective as of the first quarter of 2012, applied prospectively, and its adoption is not expected to have a material effect on our Consolidated Financial Statements.

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

Changes in Financial Condition

Our loan and investment portfolio balance, including our loans held-for-sale and our available-for-sale securities, at June 30, 2011 was $1.3 billion, with a weighted average current interest pay rate of 4.32% compared to $1.4 billion, with a weighted average current interest pay rate of 4.44% at December 31, 2010.  At June 30, 2011, advances on our financing facilities totaled $1.3 billion, with a weighted average funding cost of 3.35% as compared to $1.3 billion, with a weighted average funding cost of 3.55% at December 31, 2010.

During the quarter ended June 30, 2011, we originated five loans totaling $43.6 million that had an aggregate weighted average rate of interest of 7.09%, as well as received full satisfaction of one loan for $19.9 million that had a rate of interest of 9.35%.  We also received partial repayment on one loan of $3.2 million, entered into a $32.0 million non-recourse junior loan participation, at a discount, on a mezzanine loan with an unpaid principal balance of $50.0 million, receiving proceeds of $28.8 million and recording a non-cash recovery to a previously recorded reserve of $3.2 million, and entered into a $2.0 million non-recourse junior loan participation on a mezzanine loan with an unpaid principal balance of $11.8 million.  See “Sources of Liquidity — Notes Payable” below.  We also refinanced and/or modified three loans totaling $112.0 million which decreased the aggregate weighted average rate of interest on the modified loans from 2.59% to 2.56%, and 13 loans totaling approximately $162.9 million were extended during the quarter, of which four loans totaling approximately $35.5 million were in accordance with the extension option of the corresponding loan agreement.

Cash and cash equivalents decreased $58.7 million, or 58%, to $42.4 million at June 30, 2011 compared to $101.1 million at December 31, 2010.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The decrease was primarily due to funding new loan originations, paying related party payables and purchasing three of our own CDO bonds.  This was partially offset by $28.8 million of proceeds from a loan participation in the second quarter of 2011 as well as loan paydowns.

Restricted cash increased $44.5 million to $65.6 million at June 30, 2011 compared to $21.1 million at December 31, 2010.  Restricted cash is kept on deposit with the trustees for our CDOs, and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDO that has not reached its replenishment date and principal repayments for the CDOs that have reached their replenishment dates, as well as the sale of investment securities owned by the CDOs, unfunded loan commitments and interest payments received from loans.  The increase was primarily due to loan payoffs and partial paydowns, net of originations and the transfer of loans into the CDOs.  Subsequent to June 30, 2011, proceeds from a $19.0 million payoff were used for principal repayment of a CDO.  One of our recently acquired real estate owned assets also has a restricted cash balance of $1.7 million as of June 30, 2011 due to a first mortgage escrow requirement.

Real estate owned increased $129.1 million to $151.9 million at June 30, 2011 compared to $22.8 million at December 31, 2010.  This was primarily due to a portfolio of hotel assets that was transferred to us by the owner, a creditor trust, and a portfolio of multifamily assets that was purchased by us out of bankruptcy in the first quarter of 2011.  See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.

Due from related party increased $1.7 million to $2.0 million at June 30, 2011 compared to $0.3 million at December 31, 2010.  The increase was due to escrows held by an affiliate of ACM related to a real estate owned transaction in the first quarter of 2011.

Other assets increased $0.6 million, or 1%, to $42.5 million at June 30, 2011 compared to $42.0 million at December 31, 2010.  The increase was primarily due to a $2.2 million increase in other assets held by our real estate owned investments and a $0.5 million increase in interest receivable, net of a $1.5 million decrease in deferred financing fees, which includes amortization, a $0.5 million decrease in the fair value of our non-qualifying CDO basis swaps and a $0.1 million decrease due to the effect of LIBOR rates on a portion of our interest rate swaps.  See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

Due to related party decreased $15.9 million, or 91%, to $1.6 million at June 30, 2011 compared to $17.4 million at December 31, 2010.  The decrease was due to our payment of the incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, net of a $3.6 million related party receivable, and 2010 base management fees of $2.3 million due to ACM, net of $1.6 million of base management fees incurred in the first quarter of 2011 due to ACM.  See “Contractual Commitments — Management Agreement” below for further details.

Notes payable increased $34.0 million, or 66%, to $85.5 million at June 30, 2011 compared to $51.5 million at December 31, 2010 due to entering into a non-recourse junior loan participation of $32.0 million on a $50.0 million mezzanine loan and a non-recourse junior loan participation of $2.0 million on an $11.8 million mezzanine loan in the second quarter of 2011.  See “Sources of Liquidity — Notes Payable” below.

Mortgage notes payable — real estate owned increased $53.8 million to $74.5 million at June 30, 2011 compared to $20.8 million at December 31, 2010 due to our assumption of a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to the bankruptcy proceedings of a portfolio of multifamily assets.  In the second quarter of 2011, one of the properties in the portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million at June 30, 2011.  See “Sources of Liquidity — Mortgage Notes Payable — Real Estate Owned” below for further details.

Other liabilities decreased $6.0 million, or 7%, to $78.4 million at June 30, 2011 compared to $84.4 million at December 31, 2010.  The decrease was primarily due to the use of $4.1 million of deposits on the transfer of a loan to real estate owned, payment of a $1.1 million payable to a lender as a result of a loan modification in 2010, a $5.4 million decrease in accrued interest payable primarily due to the increase in value of our interest rate swaps and the timing of reset dates, net of $2.5 million of effective yield amortization on our junior subordinated notes, a $1.1 million increase in accrued expenses and a $1.0 million increase in various other deposits and deferred fees.

On July 22, 2011, we issued an aggregate of 105,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended and restated in 2009, to the non-management members of the Board of Directors.  The 105,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and we will record approximately $0.5 million of expense to our Consolidated Statement of Operations in the third quarter of 2011.

In June 2011, the Board of Directors authorized a stock repurchase plan that enables us to buy up to 1.5 million shares of our common stock.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits us to repurchase shares at times when it might otherwise be prevented from doing so.  There is no guarantee as to the exact number of shares that will be repurchased by us, the program may be terminated at any time and will expire on December 15, 2011.  As of June 30, 2011, we repurchased 34,850 shares of our common stock at a total cost of $0.2 million and an average cost of $4.48 per share.

During the second quarter of 2011, we purchased, at a discount, $3.5 million of investment grade rated Class C and F notes originally issued by our CDO III issuing entity for a price of $1.6 million from third party investors and recorded a gain on extinguishment of debt of approximately $1.9 million in our 2011 Consolidated Statement of Operations.

During the first quarter of 2011, we purchased, at a discount, a $1.5 million investment grade rated Class F note originally issued by our CDO III issuing entity for a price of $0.6 million from a third party investor and recorded a gain on extinguishment of debt of approximately $0.9 million in our 2011 Consolidated Statement of Operations.

We issued 666,927 shares of common stock in the first quarter of 2011 to ACM for the portion of the incentive management fee for the twelve month period ending December 31, 2010 that was paid in common stock.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)

Interest income	$18,572,772	$25,866,947	$(7,294,175)	(28)%
Interest expense	15,792,751	16,177,468	(384,717)	(2)%
Net interest income	2,780,021	9,689,479	(6,909,458)	(71)%

Other revenue:
Property operating income	8,264,317	815,110	7,449,207	nm
Other income	41,556	224,577	(183,021)	(81)%
Total other revenue	8,305,873	1,039,687	7,266,186	nm

Other expenses:
Employee compensation and benefits	2,285,433	1,995,469	289,964	15%
Selling and administrative	1,583,793	2,250,402	(666,609)	(30)%
Property operating expenses	7,210,374	1,085,143	6,125,231	nm
Depreciation and amortization	1,898,034	134,542	1,763,492	nm
Other-than-temporary impairment	—	7,004,800	(7,004,800)	(100)%
Impairment loss on real estate owned	750,000	—	750,000	nm
Provision for loan losses (net of recoveries)	7,560,263	24,830,000	(17,269,737)	(70)%
Loss on restructured loans	—	825,239	(825,239)	(100)%
Management fee — related party	2,050,000	2,000,000	50,000	3%
Total other expenses	23,337,897	40,125,595	(16,787,698)	(42)%

Loss from continuing operations before gain on extinguishment of debt, loss on sale of securities, net, and income (loss) from equity affiliates	(12,252,003)	(29,396,429)	17,144,426	(58)%
Gain on extinguishment of debt	1,926,700	171,032,651	(169,105,951)	(99)%
Loss on sale of securities, net	—	(10,293,063)	10,293,063	(100)%
Income (loss) from equity affiliates	24,446	(27,348)	51,794	nm
(Loss) income before provision for income taxes	(10,300,857)	131,315,811	(141,616,668)	nm
Provision for income taxes	—	(1,800,000)	1,800,000	(100)%

(Loss) income from continuing operations	(10,300,857)	129,515,811	(139,816,668)	nm
Loss from discontinued operations	—	(373,914)	373,914	(100)%

Net (loss) income	(10,300,857)	129,141,897	(139,442,754)	nm
Net income attributable to noncontrolling interest	53,878	53,898	(20)	nm

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(10,354,735)	$129,087,999	$(139,442,734)	nm

nm — not meaningful

Net Interest Income

Interest income decreased $7.3 million, or 28%, to $18.6 million for the three months ended June 30, 2011 from $25.9 million for the three months ended June 30, 2010.  This decrease was primarily due to a 20% decrease in average loans and investments from $2.0 billion for the three months ended June 30, 2010 to $1.6 billion for the three months ended June 30, 2011 due to payoffs, paydowns, modifications and the reclassification of loans to real estate owned in the first quarter of 2011, as well as an 11% decrease in the average yield on assets from 5.20% for the three months ended June 30, 2010 to 4.64% for the three months ended June 30, 2011.  This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, and lower rates on refinanced and modified loans.  Interest income from cash equivalents was $0.2 million for both the three months ended June 30, 2011 and 2010.

Interest expense decreased $0.4 million, or 2%, to $15.8 million for the three months ended June 30, 2011 from $16.2 million for the three months ended June 30, 2010.  The decrease was primarily due to a 19% decrease in the average balance of our debt facilities from $1.6 billion for the three months ended June 30, 2010 to $1.3 billion for the three months ended June 30, 2011.  The decrease in the average balance was primarily due to closing on a discounted payoff agreement with Wachovia Bank on June 30, 2010 as well as the repayment of certain debt resulting from loan payoffs and paydowns and the transfer of assets into our CDO vehicles.  The decrease in interest expense was offset by a 20% increase in the average cost of these borrowings from 4.04% for the three months ended June 30, 2010 to 4.86% for the three months ended June 30, 2011 primarily due to recording a $3.2 million non-cash charge related to the amortization of a discount on a loan that was participated out to a subordinate lender as well as a $1.3 million decrease in the market value of certain interest rate swaps in the three months ended June, 30, 2011, which is recorded as an increase of interest expense, net of closing on the discounted payoff agreement with Wachovia Bank in the second quarter of 2010, which carried a higher rate of interest than our other debt financing.  See “Sources of Liquidity — Notes Payable” below for further details.

Other Revenue

Property operating income was $8.3 million for the three months ended June 30, 2011 compared to $0.8 million for the three months ended June 30, 2010.  This was due to the operations of four real estate investments recorded as real estate owned as of June 30, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We owned two real estate owned investments as of June 30, 2010.

Other income decreased $0.2 million, or 81%, to less than $0.1 million for the three months ended June 30, 2011 from $0.2 million for the three months ended June 30, 2010.  This is primarily due to a fee received during the second quarter of 2010 related to the sale of a loan.

Other Expenses

Employee compensation and benefits expense increased $0.3 million, or 15%, to $2.3 million for the three months ended June 30, 2011 from $2.0 million for the three months ended June 30, 2010.  These expenses represent salaries and benefits for those employed by us during these periods.

Selling and administrative expense decreased $0.7 million, or 30%, to $1.6 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation related to our directors.  This decrease was primarily due to grants of fully vested restricted stock awards to our independent directors as well as an increase in general legal expenses in the second quarter of 2010.  No stock-based compensation expense for directors was recorded in the second quarter of 2011.

Property operating expense was $7.2 million for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010.  This was due to the operations of four real estate investments recorded as real estate owned as of June 30, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We owned two real estate owned investments as of June 30, 2010.

Depreciation and amortization expense was $1.9 million for the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010.  This is due to depreciation expense associated with four real estate investments recorded as real estate owned as of June 30, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We had two real estate owned investments as of June 30, 2010.

Other-than-temporary impairment charges of $7.0 million for the three months ended June 30, 2010 represent the recognition of additional impairments to the fair market value of our available-for-sale securities at June 30, 2010 that were considered other-than-temporarily impaired.  GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value.  There were no other-than-temporary impairment charges for the three months ended June 30, 2011.  See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.

Impairment loss on real estate owned of $0.8 million for the three months ended June 30, 2011 resulted from our determination of an impairment based on an analysis of one of our real estate owned investments.  No such impairment loss was recorded for the three months ended June 30, 2010.

Provision for loan losses (net of recoveries) totaled $7.6 million for the three months ended June 30, 2011, and $24.8 million for the three months ended June 30, 2010.  At June 30, 2011, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing three impaired loans with an aggregate carrying value of $50.5 million was less than the net carrying value of the loans, resulting in us recording an additional $11.4 million provision for loan losses.  We also recorded net recoveries of $3.8 million related to five loans in our portfolio in the second quarter of 2011, which were recorded in provision for loan losses on the Consolidated Statement of Operations netting the provision to $7.6 million.  At June 30, 2011 we had a total of 26 loans with an aggregate carrying value of $318.9 million, before loan loss reserves, for which impairment reserves have been recorded.  At June 30, 2010, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing 12 impaired loans with an aggregate carrying value of $284.2 million was less than the net carrying value of the loans, resulting in us recording an additional $25.6 million provision for loan losses.  We also had a recovery of $0.8 million received for a loan that was fully reserved, netting the provision to $24.8 million for the three months ended June 30, 2010.  At June 30, 2010, we had a total of 33 loans with an aggregate carrying value of $738.7 million, before loan loss reserves, for which impairment reserves were recorded.

Loss on restructured loans was $0.8 million for the three months ended June 30, 2010, which represents the settlement of two bridge loans and one mezzanine loan with an aggregate carrying value of $20.7 million at a discount, for $19.9 million.  There were no losses on restructuring for the three months ended June 30, 2011.

Management fees increased $0.1 million, or 3%, to $2.1 million for the three months ended June 30, 2011 from $2.0 million for the three months ended June 30, 2010.  These amounts represent compensation in the form of base management fees as provided for in the management agreement with our manager.  Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM.  No incentive or success-based management fees were earned for the three months ended June 30, 2011 and 2010.

Gain on extinguishment of debt decreased $169.1 million, or 99%, to $1.9 million for the three months ended June 30, 2011 from $171.0 million for the three months ended June 30, 2010.  During the three months ended June 30, 2011, we purchased, at a discount, $3.5 million of investment grade rated Class C and F notes originally issued by our CDO III issuing entity from third party investors and recorded a gain on early extinguishment of debt of $1.9 million.  On June 30, 2010 we closed on our discounted payoff agreement with Wachovia and in doing so, recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of warrant expense and $0.6 million of other various expenses and commissions.  Also, during the second quarter of 2010, we purchased, at a discount, approximately $19.0 million of investment grade rated Class B, C, F and G notes originally issued by our three CDO issuing entities and recorded a net gain on early extinguishment of debt of $12.8 million related to these transactions.

Loss on sale of securities was $10.3 million for the three months ended June 30, 2010 as a result of selling three investment grade CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, resulting in a realized loss of $10.5 million, and two CMBS investments, with an aggregate face value of $6.5 million and an amortized cost of $6.3 million, for $6.5 million, resulting in a realized gain of $0.2 million.  See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.  There were no losses or gains on sale of securities for the three months ended June 30, 2011.

Income from equity affiliates was less than $0.1 million for the three months ended June 30, 2011 and loss from equity affiliates was less than $0.1 million for the three months ended June 30, 2010, which reflects a portion of the income and losses from our equity affiliates.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of June 30, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT— taxable income for the three months ended June 30, 2011 and 2010, with the exception of $1.8 million of estimated state taxes due to the gain of $158.4 million from closing on the Wachovia discounted payoff agreement in the second quarter of 2010.  While the gain on the Wachovia transaction results in taxable income, under current federal tax law, the gain and the tax on the gain may, at our election, be deferred to future periods.  The estimated tax amount was reduced to $0.9 million in the fourth quarter of 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended June 30, 2011 and 2010, we did not record any provision for income taxes from these taxable REIT subsidiaries.

Loss from Discontinued Operations

During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party.  As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $5.5 million and property operating income and expenses, which netted to a loss of $0.4 million for the three months ended June 30, 2010, were reclassified to discontinued operations.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest totaled $0.1 million for the three months ended June 30, 2011 and 2010, representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense.  See Note 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table sets forth our results of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,		Increase/(Decrease)
	2011	2010	Amount	Percent
	(Unaudited)

Interest income	$36,580,339	$50,085,372	$(13,505,033)	(27)%
Interest expense	28,833,700	34,264,728	(5,431,028)	(16)%
Net interest income	7,746,639	15,820,644	(8,074,005)	(51)%

Other revenue:
Property operating income	13,684,503	1,028,593	12,655,910	nm
Other income	63,432	1,022,624	(959,192)	(94)%
Total other revenue	13,747,935	2,051,217	11,696,718	nm

Other expenses:
Employee compensation and benefits	4,373,487	3,900,422	473,065	12%
Selling and administrative	2,781,618	3,528,397	(746,779)	(21)%
Property operating expenses	11,011,595	1,443,573	9,568,022	nm
Depreciation and amortization	2,330,499	146,710	2,183,789	nm
Other-than-temporary impairment	—	7,004,800	(7,004,800)	(100)%
Impairment loss on real estate owned	750,000	—	750,000	nm
Provision for loan losses (net of recoveries)	8,095,398	49,830,000	(41,734,602)	(84)%
Loss on restructured loans	1,000,000	825,239	174,761	21%
Management fee — related party	4,000,000	3,900,000	100,000	3%
Total other expenses	34,342,597	70,579,141	(36,236,544)	(51)%

Loss from continuing operations before gain on extinguishment of debt, loss on sale of securities, net, and income (loss) from equity affiliates	(12,848,023)	(52,707,280)	39,859,257	(76)%
Gain on extinguishment of debt	2,819,200	217,531,130	(214,711,930)	(99)%
Loss on sale of securities, net	—	(6,989,583)	6,989,583	(100)%
Income (loss) from equity affiliates	48,811	(72,923)	121,734	nm
(Loss) income before provision for income taxes	(9,980,012)	157,761,344	(167,741,356)	nm
Provision for income taxes	—	(1,800,000)	1,800,000	(100)%

(Loss) income from continuing operations	(9,980,012)	155,961,344	(165,941,356)	nm
Loss from discontinued operations	—	(391,937)	391,937	(100)%

Net (loss) income	(9,980,012)	155,569,407	(165,549,419)	nm
Net income attributable to noncontrolling interest	107,574	107,615	(41)	nm

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(10,087,586)	$155,461,792	$(165,549,378)	nm

nm — not meaningful

Net Interest Income

Interest income decreased $13.5 million, or 27%, to $36.6 million for the six months ended June 30, 2011 from $50.1 million for the six months ended June 30, 2010.  This decrease was primarily due to a 21% decrease in average loans and investments from $2.0 billion for the six months ended June 30, 2010 to $1.6 billion for the six months ended June 30, 2011 due to payoffs, paydowns, modifications and the reclassification of loans to real estate owned, as well as an 8% decrease in the average yield on assets from 4.93% for the six months ended June 30, 2010 to 4.56% for the six months ended June 30, 2011.  This decrease in yield was the result of a decrease in average LIBOR over the same period, along with the suspension of interest on our non-performing loans, and lower rates on refinanced and modified loans, partially offset by the reversal of $1.2 million of accrued exit fees in the first quarter of 2010.  Interest income from cash equivalents was $0.4 million for both the six months ended June 30, 2011 and 2010.

Interest expense decreased $5.4 million, or 16%, to $28.8 million for the six months ended June 30, 2011 from $34.3 million for the six months ended June 30, 2010.  The decrease was primarily due to a 22% decrease in the average balance of our debt facilities from $1.7 billion for the six months ended June 30, 2010 to $1.3 billion for the six months ended June 30, 2011.  The decrease in the average balance was primarily due to closing on a discounted payoff agreement with Wachovia Bank in the second quarter of 2010 as well as the repayment of certain debt resulting from loan payoffs and paydowns and the transfer of assets into our CDO vehicles.  The decrease in interest expense was partially offset by a 7% increase in the average cost of these borrowings from 4.16% for the six months ended June 30, 2010 to 4.47% for the six months ended June 30, 2011 primarily due to recording a $3.2 million non-cash charge in the second quarter of 2011 related to the amortization of a discount on a loan that was participated out to a subordinate lender as well as a $1.3 million decrease in the market value of certain interest rate swaps in the six months ended June 30, 2011, which is recorded as an increase of interest expense, net of closing on the discounted payoff agreement with Wachovia Bank on June 30, 2010, which carried a higher rate of interest than our other debt financing.  See “Notes Payable” below for further details.

Other Revenue

Property operating income was $13.7 million for the six months ended June 30, 2011 compared to $1.0 million for the six months ended June 30, 2010.  This was due to the operations of four real estate investments recorded as real estate owned as of June 30, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We owned two real estate owned investments as of June 30, 2010.

Other income decreased $1.0 million, or 94%, to $0.1 million for the six months ended June 30, 2011 from $1.0 million for the six months ended June 30, 2010.  This is primarily due to fees received during the six months ended June 30, 2010 related to a loan that was classified as held-for-sale and was sold during the quarter ended June 30, 2010.

Other Expenses

Employee compensation and benefits expense increased $0.5 million, or 12%, to $4.4 million for the six months ended June 30, 2011 from $3.9 million for the six months ended June 30, 2010.  These expenses represent salaries and benefits for those employed by us during these periods.

Selling and administrative expense decreased $0.7 million, or 21%, to $2.8 million for the six months ended June 30, 2011 from $3.5 million for the six months ended June 30, 2010.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation related to our directors.  This decrease was primarily due to grants of fully vested restricted stock awards to our independent directors as well as an increase in general legal expenses in the second quarter of 2010.  No stock-based compensation expense for directors was recorded in the second quarter of 2011.

Property operating expense was $11.0 million for the six months ended June 30, 2011 compared to $1.4 million for the six months ended June 30, 2010.  This was due to the operations of four real estate investments recorded as real estate owned as of June 30, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We owned two real estate owned investments as of June 30, 2010.

Depreciation and amortization expense was $2.3 million for the six months ended June 30, 2011 compared to $0.1 million for the six months ended June 30, 2010.  This is due to depreciation expense associated with four real estate investments recorded as real estate owned as of June 30, 2011.  A portfolio of multifamily assets was purchased by us out of bankruptcy and a portfolio of hotel assets was transferred to us by the owner, a creditor trust, in the first quarter of 2011.  We had two real estate owned investments as of June 30, 2010.

Other-than-temporary impairment charges of $7.0 million for the six months ended June 30, 2010 represent the recognition of additional impairments to the fair market value of our available-for-sale securities at June 30, 2010 that were considered other-than-temporarily impaired.  GAAP accounting standards require that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value.  There were no other-than-temporary impairment charges for the six months ended June 30, 2011.  See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for further details.

Impairment loss on real estate owned of $0.8 million for the six months ended June 30, 2011 resulted from our determination of an impairment based on an analysis of one of our real estate owned investments in the second quarter of 2011.  No such impairment loss was recorded for the six months ended June 30, 2010.

Provision for loan losses (net of recoveries) totaled $8.1 million for the six months ended June 30, 2011, and $49.8 million for the six months ended June 30, 2010.  During the six months ended June 30, 2011, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing six impaired loans with an aggregate carrying value of $72.3 million was less than the net carrying value of the loans, resulting in us recording an additional $12.9 million provision for loan losses.  We also recorded net recoveries of $3.8 million related to five loans in our portfolio in the second quarter of 2011 and recoveries of $1.0 million related two loans in our portfolio in the first quarter of 2011, which were recorded in provision for loan losses on the Consolidated Statement of Operations netting the provision to $8.1 million.  At June 30, 2011 we had a total of 26 loans with an aggregate carrying value of $318.9 million, before loan loss reserves, for which impairment reserves have been recorded.  During the six months ended June 30, 2010, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing 17 impaired loans with an aggregate carrying value of $398.3 million was less than the net carrying value of the loans, resulting in us recording an additional $50.6 million provision for loan losses.  We also had a recovery of $0.8 million received in the second quarter of 2010 for a loan that was fully reserved in the second quarter of 2010, netting the provision to $49.8 million for the six months ended June 30, 2010.  At June 30, 2010, we had a total of 33 loans with an aggregate carrying value of $738.7 million, before loan loss reserves, for which impairment reserves have been recorded.

Loss on restructured loans increased $0.2 million, or 21%, to $1.0 million for the six months ended June 30, 2011 from $0.8 million for the six months ended June 30, 2010.  The loss of $1.0 million for the six months ended June 30, 2011 resulted from the execution of a forbearance agreement in the first quarter of 2011 for a loan modified in the second quarter of 2011, while the loss of $0.8 million for the six months ended June 30, 2010 represents the settlement of two bridge loans and one mezzanine loan with an aggregate carrying value of $20.7 million at a discount, for $19.9 million.

Management fees increased $0.1 million, or 3%, to $4.0 million for the six months ended June 30, 2011 from $3.9 million for the six months ended June 30, 2010.  These amounts represent compensation in the form of base management fees as provided for in the management agreement with our manager.  Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM.  No incentive or success-based management fees were earned for the six months ended June 30, 2011 and 2010.

Gain on extinguishment of debt decreased $214.7 million, or 99%, to $2.8 million for the six months ended June 30, 2011 from $217.5 million for the six months ended June 30, 2010.  During the six months ended June 30, 2011, we purchased, at a discount, approximately $5.0 million of investment grade rated Class C and F notes originally issued by our CDO III issuing entity from third party investors and recorded a gain on early extinguishment of debt of $2.8 million related to these transactions.  On June 30, 2010 we closed on our discounted payoff agreement with Wachovia and in doing so, recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of warrant expense and $0.6 million of other various expenses and commissions.  During the six months ended June 30, 2010, we also purchased, at a discount, approximately $46.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by our three CDO issuing entities from third party investors for a price of $13.6 million and recorded a net gain on early extinguishment of debt of approximately $33.0 million related to these transactions.  We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010.  See “Junior Subordinated notes” below for further details.

Loss on sale of securities was $7.0 million for the six months ended June 30, 2010 as a result of selling three investment grade CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, resulting in a realized loss of $10.5 million, and four CMBS investments, with an aggregate face value of $21.5 million and an amortized cost of $17.4 million, for $20.9 million, resulting in a realized gain $3.5 million.  See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.  There were no losses or gains on sale of securities for the six months ended June 30, 2011.

Income from equity affiliates was $0.1 million for the six months ended June 30, 2011 and loss from equity affiliates was $0.1 million for the six months ended June 30, 2010, which reflects a portion of the income and losses from our equity affiliates.

Provision for Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of June 30, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT— taxable income for the six months ended June 30, 2011 and 2010, with the exception of $1.8 million of estimated state taxes due to the gain of $158.4 million from closing on the Wachovia discounted payoff agreement in the second quarter of 2010.  While the gain on the Wachovia transaction results in taxable income, under current federal tax law, the gain and the tax on the gain may, at our election, be deferred to future periods.  The estimated tax amount was reduced to $0.9 million in the fourth quarter of 2010.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the six months ended June 30, 2011 and 2010, we did not record any provision for income taxes from these taxable REIT subsidiaries.

Loss from Discontinued Operations

During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party.  As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $5.5 million and property operating income and expenses, which netted to a loss of $0.4 million for the six months ended June 30, 2010, were reclassified to discontinued operations.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest totaled $0.1 million for the six months ended June 30, 2011 and 2010, representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense.  See Note 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

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

We believe our existing sources of funds will be adequate for purposes of meeting our short-term and long-term liquidity needs.  A majority of our loans and investments are financed under existing debt obligations and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return.  Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing.  Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

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

Cash Flows

As of June 30, 2011 and 2010, we had cash and cash equivalents of $42.4 million and $22.1 million, respectively.  The following table shows our cash flow components (in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash (used in) provided by operating activities	$(10,683)	$8,921
Net cash (used in) provided by investing activities	(3,790)	130,193
Net cash used in financing activities	(44,256)	(181,614)
Net decrease in cash and cash equivalents	(58,729)	(42,500)
Cash and cash equivalents at beginning of period	101,125	64,624
Cash and cash equivalents at end of period	$42,396	$22,124

Our cash flows from operating activities decreased by $19.6 million for the six months ended June 30, 2011 compared to the comparable period in 2010 primarily due to the payment of a related party payable as well as a decrease in net interest income.

Cash flows from investing activities decreased by $134.0 million for the six months ended June 30, 2011 compared to the comparable period in 2010 primarily due to an increase in the origination of loans compared to 2010 as well as proceeds received from the sale of available-for-sale securities and loans in 2010.

Cash used in financing activities decreased by $137.4 million for the six months ended June 30, 2011 compared to the comparable period in 2010 mainly due to the closing of the discounted payoff agreement with Wachovia and paydowns of our junior subordinated notes in 2010, as well as a decrease in the purchase of our own CDO bonds and a decrease in restricted cash in 2011.

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

At June 30, 2011, we had 25,408,290 common shares outstanding.

Debt Facilities

We also maintain liquidity through a note payable and three junior loan participations with four different financial institutions or companies.  In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes.  London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.  As of June 30, 2011, these facilities had aggregate borrowings of approximately $1.3 billion.

The following is a summary of our debt facilities as of June 30, 2011:

	At June 30, 2011
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR (1)	$1,043,770,206	$1,038,328,166	$5,442,040	2013 – 2014

Junior subordinated notes. Interest is at a fixed rate (2)	158,027,900	158,027,900	—	2034 – 2037

Notes payable. Interest is variable based on pricing over Prime or LIBOR	85,457,708	85,457,708	—	2011 – 2016

	$1,287,255,814	$1,281,813,774	$5,442,040

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of June 30, 2011.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $17.8 million.

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

We had one repurchase agreement with a financial institution that bore interest at 250 basis points over LIBOR and had a term expiring in June 2011.  This facility did not have financial covenants and had a committed amount of $0.7 million at March 2011, reflecting the one asset that was financed.  In June 2011, we repaid the facility in full.

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

The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively.  CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance.  The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility.  The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%.  Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable.  The CDOs may be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore are not available to fund current cash needs.  If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns.  CDO II reached the end of its replenishment date on April 15, 2011 and will no longer make quarterly amortization payments of $1.2 million to investors as a reduction of the CDO liability.  As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments of $2.0 million to investors.  Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed will be recorded as a reduction of the CDO liability.  Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.

In the second quarter of 2011, we purchased, at a discount, $3.5 million of investment grade rated Class C and F notes originally issued by our CDO III issuing entity for a price of $1.6 million from third party investors.  We recorded a gain on extinguishment of debt of $1.9 million from these transactions in our second quarter 2011 Consolidated Statement of Operations.

In the first quarter of 2011, we purchased, at a discount, a $1.5 million investment grade rated Class F note originally issued by our CDO III issuing entity for a price of $0.6 million from a third party investor.  We recorded a net gain on extinguishment of debt of $0.9 million from this transaction in our first quarter 2011 Consolidated Statement of Operations.

During the three and six months ended June 30, 2010, we purchased, at a discount, approximately $19.0 million and $46.7 million, respectively, of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by our CDO I, CDO II and CDO III issuing entities for a price of $6.2 million and $13.6 million, respectively, from third party investors and recorded a net gain on extinguishment of debt of $12.8 million and $33.0 million, respectively, from these transactions in our 2010 Consolidated Statement of Operations.

The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain

A2	$—	$—	$—	$—	$—	$—	$7,375,000	$4,683,125
B	—	—	10,000,000	5,525,000	—	—	14,500,000	8,392,344
C	1,630,000	757,950	60,000	46,500	1,630,000	757,950	12,350,132	9,823,405
D	—	—	—	—	—	—	822,216	680,384
E	—	—	—	—	—	—	1,636,457	1,374,624
F	1,870,000	1,168,750	4,936,662	3,968,921	3,370,000	2,061,250	5,936,662	4,828,921
G	—	—	4,030,552	3,254,671	—	—	4,030,552	3,254,671
Total	$3,500,000	$1,926,700	$19,027,214	$12,795,092	$5,000,000	$2,819,200	$46,651,019	$33,037,474

In February 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $21.9 million remains at June 30, 2011.  See “Junior Subordinated Notes” below.

At June 30, 2011, the outstanding note balance under CDO I, CDO II and CDO III was $198.1 million, $301.0 million and $539.3 million, respectively.

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

The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of June 30, 2011:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (4)	Value (4)	Value	Value	Value (1)	Cash (2)	At-Risk (3)

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.45%	$191,891,986	$198,079,580	$336,920,909	$279,866,159	$—	$—	$—	$19,950,943	$149,339,958

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.73%	294,601,364	300,959,462	459,731,163	416,261,497	10,000,000	2,000,000	2,000,000	83,902	103,839,313

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.28%	529,897,960	539,289,124	590,119,224	534,556,563	—	—	—	22,634,124	168,096,486

Total CDOs	$1,016,391,310	$1,038,328,166	$1,386,771,296	$1,230,684,219	$10,000,000	$2,000,000	$2,000,000	$42,668,969	$421,275,757

The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2010:

	Debt		Collateral
			Loans		Securities			`	Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair		Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (4)	Value (4)	Value	Value	Value (1)		Cash (2)	At-Risk (3)

CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.52%	$220,475,564	$226,770,198	$413,724,169	$337,901,200	$—	$—	$—		$474,669	$171,330,710

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.77%	295,530,671	301,999,004	446,125,317	404,475,017	10,000,000	1,000,000	1,000,000		1,529,307	141,439,540

CDO III — Issued 10 investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.77%	532,540,000	542,083,353	609,849,262	561,766,846	—	—	—		49,810	174,133,105

Total CDOs	$1,048,546,235	$1,070,852,555	$1,469,698,748	$1,304,143,063	$10,000,000	$1,000,000	$1,000,000		$2,053,786	$486,903,355

(1) The security with a fair value of $2,000,000 was rated a CCC- at June 30, 2011 and a BB- at December 31, 2010 by Standard & Poor’s.

(2) Represents restricted cash held for reinvestment and/or principal repayments in CDOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

(3) Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be “credit risk”.  Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager’s reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

(4) Amounts include loans to real estate assets consolidated by us that were reclassified to real estate owned, net on the Consolidated Financial Statements.

Our CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests.  Our CDOs were in compliance with all such covenants as of June 30, 2011 as well as on the most recent determination date in July 2011.  In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO compliance tests as of the most recent determination date in July 2011:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	196.92%	181.74%	109.50%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	427.99%	560.41%	534.29%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

(1) The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total principal balance of the bonds associated with the applicable ratio.  To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test, is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies.  Rating downgrades of CDO collateral will generally not have a direct impact on the principal balance of a CDO asset for purposes of calculating the CDO’s overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CDO vehicle.

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

As of the determination dates in July 2011, April 2011, January 2011 and October 2010, our overcollateralization ratios were 196.92%, 185.59%, 185.88% and 184.24%, respectively, for CDO I; 181.74%, 181.74%, 171.81% and 171.00%, respectively, for CDO II; and 109.50%, 109.89%, 109.50% and 109.47%, respectively, for CDO III.  The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CDOs prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.

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

In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.  The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $17.8 million at June 30, 2011, is being amortized into interest expense over the life of the notes.

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

At June 30, 2011, the aggregate carrying value under these facilities was $158.0 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.85% at June 30, 2011.

Notes Payable

We have a $50.2 million non-recourse note payable at June 30, 2011 related to a prior year exchange of profits interest transaction.  During 2008, we recorded a $49.5 million note payable related to the exchange of our POM profits interest for operating partnership units in Lightstone Value Plus REIT, L.P.  The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

In April 2011, we entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan.  The loan was participated out at a discount and we received $28.8 million of proceeds.  The subordinate lender will receive its proportionate share of the interest received from the loan which has a variable rate of LIBOR plus 4.35% and a maturity of July 2012.  We also have the right to sell our $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan is not repaid by July 9, 2012.  In June 2011, we entered into a non-recourse junior loan participation in the amount of $2.0 million at June 30, 2011 on an $11.8 million mezzanine loan.  The participation has a 0% rate of interest and a maturity of August 2012.  We also have a junior loan participation with a total outstanding balance at June 30, 2011 of $1.3 million on a $1.3 million bridge loan.  Participations have a maturity date equal to the corresponding mortgage loans and are secured by the participant’s interest in the mortgage loans.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  Our obligation to pay interest on the participation is based on the performance of the related loan.

In the first quarter of 2010, we entered into an agreement with Wachovia whereby we could retire all of our $335.6 million of debt outstanding at the time the parties began to negotiate the agreement for a discounted payoff amount of $176.2 million, representing 52.5% of the face amount of the debt.  The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility.  The maturity date of the facility was in December 2010 and the facility bore an Interest rate of LIBOR plus 500 basis points or Prime plus 500 basis points.  Upon closing on the discounted payoff agreement on June 30, 2010, we recorded a $158.4 million gain to our 2010 Consolidated Statement of Operations, net of $0.4 million of stock warrant expense and $0.6 million of other various expenses and commissions.  Estimated state income taxes were approximately $1.8 million and recorded in provision for income taxes resulting in a net gain of approximately $157.5 million.

In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 275 basis points over LIBOR, has a 1.00% commitment fee upon closing, and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.

Mortgage Notes Payable — Real Estate Owned

During the first quarter of 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by a portfolio of multifamily assets.  The real estate investment was classified as real estate owned in our Consolidated Balance Sheet in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.  In June 2011, one of the properties in the portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage.  The outstanding balance of this mortgage was $53.8 million at June 30, 2011.

During the second quarter of 2010, we assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which we had a $5.6 million junior participation loan secured by an apartment building.  The real estate investment was classified as real estate owned in April 2010.  The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option.  The outstanding balance of this mortgage was $20.8 million at June 30, 2011.

Mortgage Note Payable - Held-For-Sale

During the second quarter of 2008, we assumed a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009.  The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012.  The outstanding balance of this mortgage was $41.4 million at June 30, 2011.

Restrictive Covenants

Our debt obligations do not contain financial covenants and restrictions at June 30, 2011.

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

Share Repurchase Plan

In June 2011, the Board of Directors authorized a stock repurchase plan that enables us to buy up to 1.5 million shares of our common stock.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits us to repurchase shares at times when it might otherwise be prevented from doing so.  There is no guarantee as to the exact number of shares that will be repurchased by us, the program may be terminated at any time and will expire on December 15, 2011.  As of June 30, 2011, we repurchased 34,850 shares of our common stock at a total cost of less than $0.2 million and an average cost of $4.48 per share.

Contractual Commitments

As of June 30, 2011, we had the following material contractual obligations (payments in thousands):

Contractual	Payments Due by Period (1)
Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Notes payable	$1,300	$34,000	$—	$—	$—	$50,158	$85,458
Collateralized debt obligations (2)	62,939	232,138	164,465	198,074	81,670	299,042	1,038,328
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Mortgage note payable — real estate owned (4)	—	—	20,750	53,751	—	—	74,501
Mortgage note payable — held-for-sale (5)	—	41,440	—	—	—	—	41,440
Outstanding unfunded commitments (6)	11,939	4,366	1,028	872	872	240	19,317

Totals	$76,178	$311,944	$186,243	$252,697	$82,542	$525,298	$1,434,902

(1)

Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $13.8 million in 2011, $28.6 million in 2012, $23.0 million in 2013, $19.1 million in 2014, $14.4 million in 2015 and $110.3 million thereafter based on current LIBOR rates.

(2)

Comprised of $198.1 million of CDO I debt, $301.0 million of CDO II debt and $539.3 million of CDO III debt with a weighted average remaining maturity of 1.83, 3.20 and 2.70 years, respectively, as of June 30, 2011. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $21.9 million at June 30, 2011. During the six months ended June 30, 2011, we repurchased, at a discount, $5.0 million of investment grade notes originally issued by our CDO III issuer and recorded a reduction of the outstanding debt balance of $5.0 million.

(3)	Represents the face amount due upon maturity. The carrying value is $158.0 million, which is net of a deferred amount of $17.8 million.

(4)

Represents a $20.8 million mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010 and a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in the first quarter of 2011, which was paid down in June 2011 and had a balance of $53.8 million at June 30, 2011.

(5)	Represents a mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in 2011.

(6)

In accordance with certain loans and investments, we have outstanding unfunded commitments of $19.3 million as of June 30, 2011, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $19.3 million outstanding balance at June 30, 2011, our restricted cash balance and CDO III revolver capacity contained approximately $18.3 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

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

The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  The 2009 and 2010 base management fees were $8.0 million and $7.6 million, respectively.  The 2011 base management fee was estimated to be approximately $8.0 million, which was approved by the audit committee of our Board of Directors.  All origination fees on investments are retained by us.

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

We incurred $2.1 million and $4.0 million of base management fees for services rendered in the three and six months ended June 30, 2011, respectively, and $2.0 million and $3.9 million of base management fees for services rendered in the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2011 and 2010, ACM did not earn an incentive fee installment and no success-based payments were made.

Additionally, in 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, one of our equity affiliates.

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

Related Party Transactions

Due from related party was $2.0 million at June 30, 2011 and consisted primarily of escrows held by an affiliate of ACM related to a real estate owned transaction.  Due from related party was $0.3 million at December 31, 2010 and consisted of escrows held by ACM related to real estate transactions.

Due to related party was $1.6 million at June 30, 2011 and consisted primarily of base management fees due to ACM, of which $0.6 million will be remitted by us in the third quarter of 2011.  At December 31, 2010, due to related party was $17.4 million and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, offset by a $3.6 million related party receivable, and base management fees of $2.3 million due to ACM, all of which were remitted by us in the first quarter of 2011.

During the second quarter of 2011, we originated a mortgage loan to a third party borrower secured by property purchased from ACM, our manager.  The loan has an unpaid principal balance of $6.2 million, a maturity date of May 2014 and a variable interest rate of LIBOR plus 6.00%.  Upon approving the transaction, the independent directors committee of the Board of Directors required us to sell the loan in 90 days and ACM agreed to guarantee the loan until it is sold.

During the second quarter of 2011, we originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million, of which, one property in the portfolio was previously financed with a $11.7 million loan that was purchased by ACM, our manager.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan has a maturity date of May 2016 and a variable interest rate of LIBOR plus 4.75%.

During the first quarter of 2011, we originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, our manager, or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.18% as of June 30, 2011 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%.  The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%.

In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM.  The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York.  The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012.  In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture.  As of June 30, 2011, ACM’s investment balance in this joint venture was $0.8 million.  Interest income recorded from this loan for the three and six months ended June 30, 2011 was approximately $0.1 million and $0.2 million, respectively.

We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager.  In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM, and certain of our employees and directors also hold an ownership interest in ACM.  Furthermore, one of our directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager.  ACM currently holds approximately 5.3 million of our common shares, representing 21.1% of the voting power of our outstanding stock as of June 30, 2011.

Non-GAAP Financial Measures

Funds from Operations

We are presenting funds from operations (“FFO”) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs).  The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to Arbor Realty Trust, Inc. (computed in accordance with generally accepted accounting principles in the United States (“GAAP”)), excluding gains (losses) from sales of depreciated real properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.  For the six months ended June 30, 2011 and 2010, we have not sold any previously depreciated operating properties, which would be excluded from the FFO calculation.  In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions.  Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2011	2010		2011	2010

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(10,354,735)	$129,087,999		$(10,087,586)	$155,461,792
Add:
Depreciation — real estate owned	1,898,034	166,114	(1)	2,330,499	209,853	(1)
Funds from operations (“FFO”)	$(8,456,701)	$129,254,113		$(7,757,087)	$155,671,645

Diluted FFO per common share	$(0.33)	$5.05		$(0.31)	$6.11
Diluted weighted average shares outstanding	25,440,380	25,574,203		25,202,248	25,481,323

(1)          Includes discontinued operations.

Adjusted Book Value

We believe that adjusted book value per share is an additional appropriate measure given the magnitude and the deferral structure of the 450 West 33rd Street transaction from 2007, as well as the changes in the fair value of certain derivative instruments.  Adjusted book value per share currently reflects the future impact of the 450 West 33rd Street transaction on our financial condition as well as the evaluation of our operating results without the effects of unrealized losses from certain of our derivative instruments.  We consider this non-GAAP financial measure to be an effective indicator of our financial performance for both us and our investors. We do not advocate that investors consider this non-GAAP financial measure in isolation from, or as a substitute for, financial measures prepared in accordance with GAAP.  In addition, GAAP book value per share and adjusted book value per share calculations do not take into account any dilution from the potential exercise of the warrants issued to Wachovia as part of the 2009 debt restructuring.

GAAP book value per share and adjusted book value per share as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

GAAP Arbor Realty Trust, Inc. Stockholders’ Equity	$205,124,578	$204,415,381

Add: 450 West 33rd Street transaction — deferred revenue	77,123,133	77,123,133

Unrealized loss on derivative instruments	45,564,826	50,802,533

Subtract: 450 West 33rd Street transaction — prepaid management fee	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Stockholders’ Equity	$308,764,588	$313,293,098

Adjusted book value per share	$12.15	$12.64

GAAP book value per share	$8.07	$8.25

Common shares outstanding	25,408,290	24,776,213

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

The secondary mortgage markets are still experiencing disruptions resulting from reduced investor demand for collateralized debt obligations and increased investor yield requirements for these obligations.  In light of these conditions, we currently expect to finance a majority of our loan and investment portfolio with our current capital and debt facilities.

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

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs.  Most of our loans and borrowings are variable-rate instruments, based on LIBOR.  The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.  In addition, we have various fixed rate loans in our portfolio, which are financed with variable rate LIBOR borrowings.  We have entered into various interest swaps (as discussed below) to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans.  Certain of these swaps are scheduled to mature on the original maturity dates of their corresponding loans.  However, loans are sometimes extended and, consequently, do not pay off on their original maturity dates.  If a loan is extended, whether it is through an existing extension option or a modification, our exposure to interest rate risk may be increased.  In these instances, we could have a fixed rate loan in our portfolio financed with variable debt and, since the corresponding interest swap already matured, a portion of our debt is no longer protected against interest rate risk.  Some of our loans and borrowings are subject to various interest rate floors.  As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.

One month LIBOR approximated 0.19% at June 30, 2011 and 0.26 % at December 31, 2010.

Based on our loans, securities available-for-sale and liabilities as of June 30, 2011, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.8 million.  This is partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase.  Based on the loans, securities available-for-sale and liabilities as of June 30, 2011, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.4 million.  This is partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.

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

As of June 30, 2011 and December 31, 2010, we had nine of these interest rate swap agreements outstanding that had combined notional values of $0.9 billion and $1.1 billion, respectively.  The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there were a 25 basis point increase in forward interest rates as of June 30, 2011 and December 31, 2010, respectively, the value of these interest rate swaps would have decreased by less than $0.1 million for both periods.  If there were a 25 basis point decrease in forward interest rates as of June 30, 2011 and December 31, 2010, respectively, the value of these interest rate swaps would have increased by less than $0.1 million for both periods.

We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio.  We had 28 of these interest rate swap agreements outstanding that had a combined notional value of $562.7 million as of June 30, 2011 compared to 30 interest rate swap agreements outstanding with combined notional values of $639.7 million as of December 31, 2010.  The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there had been a 25 basis point increase in forward interest rates as of June 30, 2011 and December 31, 2010, respectively, the fair market value of these interest rate swaps would have increased by approximately $3.9 million and $4.6 million, respectively.  If there were a 25 basis point decrease in forward interest rates as of June 30, 2011 and December 31, 2010, respectively, the fair market value of these interest rate swaps would have decreased by approximately $4.0 million and $4.7 million, respectively.

We also had three LIBOR Caps with a combined notional value of $86.3 million as of as of June 30, 2011 compared to one LIBOR Cap with a notional value of $7.0 million as of December 31, 2010.  If there were a 25 basis point increase in forward interest rates as of June 30, 2011 and December 31, 2010, respectively, the value of the LIBOR Caps would have increased by less than $0.1 million for both periods.  If there were a 25 basis point decrease in forward interest rates as of June 30, 2011 and December 31, 2010, respectively, the value of the LIBOR Caps would have decreased by less than $0.1 million for both periods.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps.  Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially.  As a result, at June 30, 2011 and December 31, 2010, we funded approximately $21.1 million and $21.3 million, respectively, in cash related to these swaps.  If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded.  However, at maturity the value of these contracts return to par and all cash will be recovered.  If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the following:

On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims previously held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the “Debtors”) which have now emerged from bankruptcy.  Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County.  There are 73 defendants in the aggregate in the three lawsuits, including 55 corporate and partnership entities and 18 individuals.  A subsidiary of ours and certain other entities that are affiliates of ours are included as defendants.

As a factual basis and background for the litigation, the trust makes certain allegations surrounding the June 2007 sale of ESI from affiliates of Blackstone Capital.  In connection with the buyout, our subsidiary, Arbor ESH II, LLC, made a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants.  These two actions were commenced by substantially identical complaints.  The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent.  These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and also name as defendants a director of ours, and a former general counsel of Arbor Commercial Mortgage, LLC, each of whom had served on the Board of Directors of ESI for a period of time.  We are defending these two defendants and paying the costs of such defense.  On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors’ bankruptcy filing.

In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, has named Arbor Commercial Mortgage, LLC and ABT-ESI LLC, together with a number of other defendants and asserts claims, including constructive and fraudulent conveyance claims under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

The complaints seek among other things, damages of not less than $2.1 billion, plus punitive damages, on a joint and several basis, from each defendant in connection with the Fiduciary Duty Claims and the return of in excess of $50.0 million which is alleged to have been wrongfully received by the holders of the Series A1 Preferred Units, including Arbor ESH II, LLC.  We intend to vigorously defend against all of the referenced actions.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the three months ended June 30, 2011, we made the following purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

April 1, 2011 through April 30, 2011	—	—	—	—
May 1, 2011 through May 31, 2011	—	—	—	—
June 1, 2011 through June 30, 2011	34,850	4.48	34,850	1,465,150

(1)  On June 14, 2011, the Company announced that the Board of Directors authorized a stock repurchase plan that enables the Company to buy up to 1.5 million shares of its common stock.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so.  There is no guarantee as to the exact number of shares that will be repurchased by the Company.  The program may be terminated at any time and will expire on December 15, 2011.  All of the 34,850 shares were purchased in the open market.

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

Exhibit
Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. (▲)
3.3	Articles Supplementary of Arbor Realty Trust, Inc. *
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc. (▲▲)
4.1	Form of Certificate for Common Stock. *
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association. •
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
10.36

First Amendment to First Amended and Restated Credit Agreement, dated as of December 16, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder. •

10.37

Second Amendment to First Amended and Restated Credit Agreement, dated as of December 24, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders and Wells Fargo Bank, National Association, a national banking association, as the custodian. •

10.38

First Amendment to First Amended and Restated Revolving Loan Agreement, dated as of December 24, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. •

10.39

Third Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of January 20, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder. •

10.40

Waiver to First Amended and Restated Revolving Loan Agreement, dated as of January 20, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. •

10.41

Second Amendment and Waiver to First Amended and Restated Revolving Loan Agreement, dated as of February 2, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender. •

10.42

Fourth Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of February 2, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder. •

10.43

Exchange Agreement, dated as of February 26, 2010, among Arbor Realty SR, Inc. and Taberna Preferred Funding I, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. •

10.44

Revolving Bridge Loan and Security Agreement dated as of July 22, 2011, by and between Capital One, National Association as lender and Arbor Realty SR, Inc. as borrower, and Arbor Realty Trust, Inc. as guarantor.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Date: August 5, 2011