Form 10-K
period 2011-12-31
ARBOR REALTY TRUST INC
filed 2012-03-02
CIK 1253986

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2011 (computed based on the closing price on such date as reported on the NYSE) was $82.4 million. As of March 2, 2012, the registrant had 24,142,970 shares of common stock outstanding (excluding 2,650,767 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

i

PART I

ITEM 1.    BUSINESS

Overview

        Arbor Realty Trust, Inc. is a specialized real estate finance company that invests in a diversified portfolio of structured finance assets in the multi-family and commercial real estate markets. We invest primarily in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, and in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We also hold investments in mortgage-related securities and real estate property. Our principal business objective is to maximize the difference between the yield on our investments and the cost of financing these investments to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders.

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

        We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2011.

        We are externally managed and advised by Arbor Commercial Mortgage, LLC ("ACM"), a national commercial real estate finance company that specializes in debt and equity financing for multi-family and commercial real estate, pursuant to the terms of a management agreement described below. ACM provides us with all of the services vital to our operations other than asset management, securitization and certain credit functions, and our executive officers and other staff are all employed by our manager, ACM, pursuant to the management agreement. The management agreement requires ACM to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our Board of Directors.

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

Current Market Conditions

        The economic and financial deterioration that began in 2007 has shown some signs of stabilization over the past two years, although there is still uncertainty as to the likelihood of ongoing disruptions in the credit and capital markets, devaluations of assets and a lack of liquidity throughout the worldwide financial system. Global deleveraging by most financial institutions over the past several years has severely limited the availability of capital for most businesses, including those involved in the commercial real estate sector. As a result, we, along with most institutions in our industry, have significantly reduced new investment activity. However, 2011 was marked with increased capital market stabilization and increased availability of liquidity. In fact, in July 2011, we closed on a $50.0 million credit facility which we utilized to finance new investments. If market conditions continue to stabilize, we will rely on these credit and equity markets to generate capital for financing the growth of our business. Additionally, in this current environment, we remain focused on managing our portfolio to preserve capital, generating and recycling liquidity from existing assets and actively managing our financing facilities.

        Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions over the past several years, which have caused market prices of many stocks to fluctuate substantially. Commercial real estate has been particularly adversely affected by the prolonged economic downturn. Although we have seen some improvements, the overall market recovery remains uncertain. Should the market regress, the commercial real estate sector may experience additional losses, challenges in complying with the terms of financing agreements, difficulties in raising capital, and challenges in obtaining investment financing on attractive terms.

        These market conditions have also resulted in the scarcity of certain types of financing, and, in certain cases, making terms for certain financings less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing. In addition, these factors may make it more difficult for borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. It may also make it more difficult or unlikely for us to raise capital through the issuance of our common or preferred stock.

        This environment has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. If real estate values decline, it may limit our new mortgage loan originations since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans. Declining real estate values may also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing.

        In summary, commercial real estate financing companies were severely impacted by the economic downturn and until relatively recently have had limited access to the capital markets or the debt markets to meet their existing obligations or to refinance maturing debt. We have responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring, and retiring our debt facilities and previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, based on available liquidity and market opportunities, we have been stabilizing our loan and investment portfolios with new originations and investments and we have from time to time repurchased our debt at discounts as well as shares of our common stock. We will continue to remain focused on executing these strategies when appropriate and where available if this significant economic downturn persists.

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

        Since March 2005, we issued a total of $290.0 million of junior subordinated notes in private placements. The junior subordinated notes are unsecured, have a maturity of 25 to 28 years, and pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR. In February 2010, we retired $114.1 million of our junior subordinated notes in exchange for the re-issuance of certain of our own CDO bonds, as well as other assets.

        In June 2007, we completed a public offering in which we sold 2,700,000 shares of our common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the underwriting discount and the other estimated offering expenses. We used the proceeds to pay down debt and finance our loan and investment portfolio.

        In June 2008, our external manager exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to the pairing agreement, were redeemed simultaneously and cancelled. ACM currently holds approximately 22% of the voting power of our outstanding common stock.

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

Our Investment Strategy

        Our principal business objectives are to invest in bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, mortgage-backed securities and other real estate-related assets predominantly in the multifamily and commercial real estate markets and actively manage our investment portfolio in order to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders. We believe the financing of multi-family and commercial real estate offers opportunities that demand customized financing solutions. We believe we can achieve these objectives through the following business and growth strategies:

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

Our Targeted Investments

        We pursue lending and investment opportunities with property owners and developers who need interim financing until permanent financing can be obtained. We primarily target transactions where we believe we have competitive advantages, particularly our lower cost structure and in-house underwriting capabilities. Our structured finance investments generally have maturities of two to five years depending on type, have extension options when appropriate, and generally require a balloon payment of principal at maturity. Borrowers in the market for these types of loans include, but are not limited to, owners or developers seeking either to acquire or refurbish real estate or to pay down debt and reposition a property for permanent financing.

        Our investment program emphasizes the following general categories of real estate-related activities:

        Bridge Financing.    We offer bridge financing products to borrowers who are typically seeking short-term capital to be used in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is located in a recovering market. From the borrower's perspective, shorter term bridge financing is advantageous because it allows for time to improve the property value through repositioning the property without encumbering it with restrictive long-term debt that may not reflect optimal leverage for non-stabilized property.

        The bridge loans we make typically range in size from $1 million to $75 million and are predominantly secured by first mortgage liens on the property. The term of these loans typically is up to five years. Historically, variable interest rates have ranged from 1.10% to 10.20% over 30-day LIBOR, and fixed rates ranged from 1.70% to 15.00%. At December 31, 2011, variable interest rates ranged from 1.80% to 10.20% over 30-day LIBOR, with fixed rates ranging from 6.00% to 15.00%. However, our current target range is generally 5.50% to 8.00% over 30-day LIBOR. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

        Our junior participation loans typically range in size from $1 million to $60 million and have terms of up to ten years. Historically, variable interest rates have ranged from 1.00% to 9.75% over 30-day LIBOR, and fixed rates ranged from 2.00% to 12.80%. At December 31, 2011, variable interest rates ranged from 1.00% to 5.71% over 30-day LIBOR, with fixed rates ranging from 2.00% to 10.07%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        Our mezzanine loans typically range in size from $1 million to $50 million and have terms of up to ten years. Historically, variable interest rates have ranged from 2.00% to 12.00% over 30-day LIBOR, and fixed rates ranged from 2.00% to 16.00%. At December 31, 2011, variable interest rates ranged from 2.50% to 5.50% over 30-day LIBOR, with fixed rates ranging from 3.00% to 12.00%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        Our preferred equity investments typically range in size from $1 million to $75 million, have terms up to ten years and variable interest rates that have ranged from 2.00% to 6.00% over 30-day LIBOR, and fixed rates ranged from 2.36% to 15.00%. At December 31, 2011, variable interest rates ranged from 2.00% to 6.00% over 30-day LIBOR, with fixed rates ranging from 2.36% to 12.00%.

        Real Property Acquisitions.    We have, and may in the future, acquire real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans. Our management team may identify such assets and initiate an asset-specific plan to maximize the value of the collateral, which can include appointing a third party property manager, completing the construction or renovation of the property, continuing the sale of condominium units, leasing or increasing the occupancy of the property, or selling the entire asset or a partial interest to a third party. As such, these transactions may require the use of additional capital prior to the completion of the specific plan. Additionally, we may identify real estate investment opportunities such as domestic real estate for repositioning and/or renovation and then disposition at an anticipated significant return. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to three year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short-term financing, if available. Repayment of the short-term financing will either come from the sale of the property or conventional permanent debt.

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

        Commercial Real Estate Collateralized Debt Obligation Bonds.    We have, and may in the future, invest in securities such as commercial real estate collateralized debt obligation ("CDO") bonds. These certificates are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

        Commercial Mortgage-Backed Securities.    We have, and may in the future, invest in commercial mortgage-backed securities ("CMBS"). These securities are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

        Residential Mortgage-Backed Securities.    We have, and may in the future, invest in residential mortgage-backed securities ("RMBS"). These securities may be purchased at a premium to their face value which is amortized into interest expense on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities may have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

Our Structured Finance Investments

        We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge, junior participation interests in first mortgages, and mezzanine loans as well as preferred equity investments and mortgage-related securities.

        At December 31, 2011, we had 119 loans and investments in our portfolio, totaling $1.5 billion. These loans and investments were for 72 multi-family properties, 25 office properties, nine land properties, seven hotel properties, three retail properties, two condominium properties and one commercial property. We have an allowance for loan losses of $185.4 million at December 31, 2011 related to 24 loans in our portfolio with an aggregate carrying value, before loan loss reserves, of $285.0 million. The loan loss reserves were determined during our regular quarterly risk rating review process which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio through our strict underwriting and active asset management with the goal of maintaining the credit quality of our portfolio and limiting potential losses. We also have at December 31, 2011, one commercial real estate CDO bond investment with a carrying value of $2.0 million, two CMBS investments with a combined carrying value of $2.8 million and seven RMBS investments with a combined carrying value of $29.2 million.

        The overall yield on our loan and investments portfolio in 2011 was 4.60% on average assets of $1.6 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2011 was 3.97% on average borrowings of $1.3 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

        Our average net investment (average assets less average borrowings) in 2011 was $288.2 million, resulting in average leverage (average borrowings divided by average assets) of 81.9%. Including average junior subordinated notes of $175.9 million as equity, our average leverage was 70.8%. The net interest income earned in 2011 yielded a 7.5% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2011 by average equity (computed as average assets minus average borrowings) invested during the year.

        Our business plan contemplates that our leverage ratio, including our junior subordinated notes as equity, will be around 70% to 80% of our assets in the aggregate. However, including our junior subordinated notes as equity, our leverage is generally not to exceed 80% of the value of our portfolio assets, before loan loss reserves, when considering additional financing sources unless approval to exceed the 80% limit is obtained from our Board of Directors. See "Operating Policies and Strategies" below for further details.

        The following table sets forth information regarding our loan and investment portfolio as of December 31, 2011:

Type	Asset Class	Number	Unpaid Principal (Dollars in Thousands)	Weighted Average Pay Rate(1)	Weighted Average Remaining Maturity (months)
Bridge Loans	Multi Family	37	$493,766	5.42%	32.1
	Office	13	195,871	5.89%	44.9
	Land	8	126,777	0.10%	2.5
	Hotel	3	67,168	5.64%	9.9
	Commercial	1	23,752	6.45%	51.0
	Retail	3	21,050	6.67%	36.6
	Condo	1	4,650	8.50%	5.0

		66	933,034	4.88%	29.6
Mezzanine Loans	Multi Family	18	59,553	3.67%	67.8
	Office	5	78,778	5.68%	19.9
	Land	1	9,333	—	2.0
	Hotel	2	30,000	3.30%	5.0
	Condo	1	10,000	3.30%	17.0

		27	187,664	4.25%	31.7
Junior Participations	Multi Family	1	32,000	2.00%	27.0
	Office	6	210,274	4.69%	42.8
	Hotel	2	38,672	1.88%	8.7

		9	280,946	3.99%	36.3
Preferred Equity	Multi Family	16	88,250	3.46%	95.4
	Office	1	12,500	9.25%	44.0

		17	100,750	4.18%	89.0

Total		119	$1,502,394	4.59%	35.1

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the Company's portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at the maturity are not included in the weighted average pay rate as shown in the table. At December 31, 2011, the Company had no such loans in its portfolio that were currently accruing such interest.

        The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2011:

Geographic Location	Unpaid Principal	Percentage(1)	Asset Class	Unpaid Principal	Percentage(1)
	(Dollars in Thousands)			(Dollars in Thousands)
New York	$552,656	36.8%	Multi Family	$673,571	44.8%
California	207,300	13.8%	Office	497,423	33.1%
Florida	105,560	7.0%	Land	136,110	9.1%
Texas	91,756	6.1%	Hotel	135,839	9.0%
Maryland	55,250	3.7%	Commercial	23,752	1.6%
Alabama	36,784	2.4%	Retail	21,050	1.4%
Illinois	35,853	2.4%	Condo	14,649	1.0%
Tennessee	34,861	2.3%
New Jersey	34,250	2.3%
Diversified	204,368	13.6%
Other(2)	143,756	9.6%

Total	$1,502,394	100.0%	Total	$1,502,394	100.0%

(1)
Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)
No other individual state makes up more than 2% of the total.

Our Investments in Securities

        Equity Securities.    During 2007, we purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company for $16.7 million, which had a fair value of $0.2 million and are classified as available-for-sale at December 31, 2011.

        Commercial Real Estate Collateralized Debt Obligation Bonds.    One commercial real estate CDO bond with a fair value of $2.0 million is classified as an available-for-sale security at December 31, 2011. The CDO bond security bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 40.3 years, but has an estimated remaining life of 4.3 years due to the maturities of the underlying assets.

        Commercial Mortgage-Backed Securities.    A CMBS rake bond with a fair value of $2.1 million, collateralized by a portfolio of hotel properties, is classified as an available-for-sale security at December 31, 2011. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 8.5 years, but has an estimated remaining life of six months due to the maturity of the underlying asset. During 2011 we purchased another CMBS investment for $0.7 million, collateralized by a portfolio of hotel properties, which is classified as held-to-maturity at December 31, 2011. The CMBS investment bears interest at a fixed rate of 2.95%, has a stated maturity of 15.9 years, but has an estimated remaining life of 3.8 years due to the maturity of the underlying asset, and a fair value of $0.7 million at December 31, 2011.

        Residential Mortgage-Backed Securities.    During 2011, we purchased four RMBS investments, at par, for $33.0 million and three RMBS investments, at a premium, for $2.7 million, which are collateralized by portfolios of residential properties. The RMBS investments are classified as securities held-to-maturity at December 31, 2011. During the year ended December 31, 2011, we received total principal paydowns of $6.5 million, reducing the total carrying value to $29.2 million at December 31, 2011. The RMBS investments bear interest at a weighted average rate of 6.28%, have a weighted average stated maturity of 36.8 years, but have average estimated lives of 2.1 years based on the estimated maturity of the RMBS investments and a total fair value of $29.3 million at December 31, 2011. The RMBS investments were financed with a repurchase agreement with a financial institution for a total of $30.0 million which finances 80% to 90% of the value of each individual RMBS investment. During the year ended December 31, 2011, we paid down the debt by $3.9 million due to the principal paydowns received on the RMBS investments, reducing the total debt amount to $26.1 million at December 31, 2011.

        We intend to hold the CDO bond, CMBS and RMBS investments to maturity. For the year ended December 31, 2011, the total average yield on the above securities based on their face values was 2.47%, including the amortization of premium.

Regulatory Aspects of Our Investment Strategy

        Real Estate Exemption from Investment Company Act.    We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate," are currently exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate and mortgage loans. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2011. The SEC staff is currently reviewing its interpretive policy under the above exemption. Refer to Item 1A "Risk Factors—Risks Related to Our Business—Failure to maintain an exemption from regulation as an investment company under the Investment Company Act would adversely affect our results of operations" for more information.

        Our investment guidelines provide that no more than 15% of our assets may consist of any type of mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement

        On July 1, 2003, we and our operating partnership entered into a management agreement with ACM. On January 19, 2005, we, our operating partnership, Arbor Realty SR, Inc., one of our subsidiaries and ACM entered into an amended and restated management agreement with substantially the same terms as the original management agreement in order to add Arbor Realty SR, Inc. as a beneficiary of ACM's services. The management agreement was further amended in August 2009. Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with multi-family and commercial real estate-related structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, ACM receives a base management fee, incentive compensation and "success-based" compensation as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

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

        Origination.    Our manager sources the origination of most of our investments. ACM has a network of over nine sales offices located in Bethesda, Maryland; Birmingham, Alabama; Bloomfield Hills, Michigan; Boston, Massachusetts; Dallas, Texas; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; and Uniondale, New York. These offices are staffed by approximately 22 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM's marketing effort occurs at the branch level, ACM also markets its products in national industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower's needs. Loan originators in every branch office are able to offer borrowers the full array of ACM's and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM's underwriters for due diligence.

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

        Servicing.    ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of 1,571 loans with outstanding balances of $8.7 billion through its loan administration department in Buffalo, New York. ACM's loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM's data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

        Our Asset Management Operations.    Our asset management group is comprised of 25 employees. Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

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

        Financing Policies.    We finance the acquisition of our structured finance investments primarily by borrowing against or "leveraging" our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity to assets ratio no less than 20% (including junior subordinated notes as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant by our manager. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the Board of Directors has discretion to deviate from or change our indebtedness policy at any time, provided that we are in compliance with our bank covenants. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.

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

        Interest Rate Risk Management Policy.    To the extent that it is consistent with our election to qualify as a REIT, we generally follow an interest rate risk management policy intended to mitigate the negative effects of major interest rate changes. We minimize our interest rate risk from borrowings by attempting to structure the key terms of our borrowings to generally correspond to the interest rate terms of our assets.

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

        Conflicts of Interest Policies.    We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM currently has approximately 22% of the voting interest in our common stock. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of ACM and beneficially owns approximately 92% of the outstanding membership interests of ACM. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, who was a director until January 27, 2012, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Mr. Horn, our secretary and one of our directors, is the secretary of ACM. Each of Messrs. Kaufman, Martello, Bishar, and Elenio, as well as Mr. Weber, our executive vice president of structured finance and Mr. Kilgore, our executive vice president of structured securitization are members of ACM's executive committee and they, as well as Mr. Horn, own minority membership interests in ACM.

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

  •
  Our management agreement provides that our determination to terminate the management agreement for cause or because the management fees are unfair to us or because of a change in control of our manager, will be made by a majority vote of our independent directors.

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

        Over the last several years, global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially. We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining real estate values. Declining real estate values will likely continue to limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders.

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

Increases in loan loss reserves and other impairments are likely if economic conditions deteriorate further.

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

        We perform an evaluation of our loans on a quarterly basis to determine whether an impairment is necessary and adequate to absorb probable losses. The valuation process for our loans and investments portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the availability of commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Loan repayments are less likely in the current market environment.

        In a market in which liquidity is essential to our business, loan repayments have been a significant source of liquidity for us. However, many financial institutions have drastically curtailed new lending activity and real estate owners are having difficulty refinancing their assets at maturity. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a functioning commercial real estate finance market, borrowers that are performing on their loans will most likely extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

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

Our stock could be at risk of being delisted by the New York Stock Exchange in the future which could have materially adverse effects on our business

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

        In the event that the average closing price of our common stock is less than $1.00 or our market capitalization is less than $25.0 million over a consecutive 30 trading-day period, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

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

        Continued dislocations in the market could lead to a reduction in our loans and investments portfolio. If we do not have the opportunity to originate quality investments to replace the reductions in our portfolio, this reduction will likely result in reduced returns from our investments.

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

Our investments in residential mortgage-related securities are subject to risks relating to the particular issuer of the securities, which may result in losses to us.

        Our investments in residential mortgage-related securities involve special risks relating to the particular issuer of the securities, including the financial condition of the individual borrowers and the value of the individual assets. The issuers of these securities are experiencing many of the same risks resulting from continued disruptions in the financial markets and deteriorating economic conditions. In addition, our investments are also subject to the risks with respect to residential real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, and risks generally related to interests in real property.

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

        Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced over the past several years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property's net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our commercial real estate loans, we often require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We also generally required the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wants to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments will likely continue to decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations to us. We expect that in the future some of our borrowers may continue to have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

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

The adverse resolution of a lawsuit could have a material adverse effect on our financial condition and results of operations.

        The adverse resolution of litigation for which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations.

The impact of any future terrorist attacks and the availability of terrorism insurance expose us to certain risks.

        The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have a further adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

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

        We believe that we conduct, and we intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Pursuant to Section 3(c)(5)(C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate" are currently exempted from regulation thereunder. The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff's position generally requires us to maintain at least 55% of our assets directly in "qualifying real estate interests." To constitute as a qualifying real estate interest under this 55% test, an interest in real estate must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, and ownership of equity interests in real property owners may not qualify for purposes of the 55% test depending on the type of entity. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that we do not comply with the SEC staff's 55% test, another exemption or exclusion from registration as an investment company under the Investment Company Act or other interpretations under the Investment Company Act, or if the SEC no longer permits our exemption, we may be deemed to be an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

The Dodd-Frank Act may place restrictions on our business.

        In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among other things, requires various federal agencies, including the Securities and Exchange Commission, to adopt a broad range of new rules and regulations. These rules and regulations are intended to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. Provisions of the Dodd-Frank Act relating to the regulation of derivatives may also result in a comprehensive reform of the derivatives markets. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are finalized and ultimately adopted, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which could have an adverse effect on our business.

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

        We generally finance our assets over the short and long-term through a variety of means, including repurchase agreements, credit facilities, junior subordinated notes, CDOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past several years. If conditions continue to worsen, we cannot assure that these sources are feasible as a means of financing our assets, as there can be no assurance that any existing agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Credit facilities may contain restrictive covenants relating to our operations.

        Credit facilities may contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. Other restrictive covenants contained in credit facility agreements may include covenants that prohibit affecting a change in control, disposing of or encumbering assets being financed, maximum debt balance requirements, and restrictions from making material amendments to underwriting guidelines without approval of the lender. While we remain focused on actively managing our loans and investments portfolio, a continued weak environment will make maintaining compliance with future credit facilities' covenants more difficult. If we are not in compliance with any of these covenants, there can be no assurance that our lenders would waive or amend such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

Investor demand for commercial real estate CDOs has been substantially curtailed.

        The continued turmoil in the structured finance markets, including sub-prime residential loans and commercial real estate loans, has negatively impacted the credit markets in general. As a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain match-funded financing for our investments. Until and unless the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when or if the demand for commercial real estate CDOs will return, what the terms of such securities investors will demand, or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

We may not be able to obtain the level of leverage necessary to optimize our return on investment.

        Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We typically obtain leverage through the issuance of CDOs, credit agreements, repurchase agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements and repurchase agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

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

The use of CDO financings with over-collateralization and interest coverage requirements may have a negative impact on our cash flows.

        The terms of CDOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CDO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on subordinated classes may be redirected to repay senior classes of CDOs until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CDO financings will increase. With respect to future CDOs we may issue, we cannot assure, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us.

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

        Our current balance sheet investment program emphasizes loans with both floating interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in interest rates. Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. Depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges will be recorded on our Statement of Operations.

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

        In addition, hedging instruments involve risk since they currently are often not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

        Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Due to the continued volatility in the financial markets, the value of these contracts have declined substantially. As a result, as of December 31, 2011, we funded approximately $21.9 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity, the value of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

        Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 92% of the outstanding membership interests of ACM. ACM currently has approximately 22% of the voting power of our outstanding stock. As a result of Mr. Kaufman's beneficial ownership of stock held by ACM as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman currently has approximately 23% of the voting power of our outstanding stock. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

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

        Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2013, 2014 and 2012, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Conflicts of Interest with Our Manager

We are dependent on our manager with whom we have conflicts of interest.

        We have only 32 employees, including Messrs. Weber, Kilgore, Felletter, and Guziewicz, and are dependent upon our manager to provide services to us that are vital to our operations. ACM, our manager, currently has approximately 22% of the voting power of the outstanding shares of our capital stock and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of ACM, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, who was a director until January 27, 2012, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Mr. Horn, our secretary and one of our directors, is the secretary of ACM. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Weber and Kilgore are members of ACM's executive committee and all, including Messrs. Horn and Felletter, own minority membership interests in ACM.

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

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations, the income of which would be subject to federal and state income tax. Under current federal tax law however, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election.

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

        A change in any one of these factors could affect our ability to make distributions. If we are not able to comply with the restrictive covenants and financial ratios contained in future credit facilities, our ability to make distributions to our stockholders may also be impaired. We cannot assure that we will be able to make distributions to our stockholders in the future or that the level of any distributions we make will increase over time.

We may need to borrow funds in order to satisfy our REIT distribution requirements, and a portion of our distributions may constitute a return of capital. Debt service on any borrowings for this purpose will reduce our cash available for distribution.

        In order to qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders each year, though under the terms of our junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

ITEM 3.    LEGAL PROCEEDINGS

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the following:

        On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the "Trust"), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together "ESI") (formerly Chapter 11 debtors, together the "Debtors") that have emerged from bankruptcy. Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County. (The New York State Court action has been removed to the Bankruptcy Court). There are 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals. A subsidiary of ours and certain other entities that are affiliates of ours are included as defendants.

        The lawsuits all allege, as a factual basis and background, certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment ("Fiduciary Duty Claims") and name a director of ours, and a former general counsel of Arbor Commercial Mortgage, LLC, each of whom had served on the Board of Directors of ESI for a period of time. We are defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors' bankruptcy filing.

        In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, has named Arbor Commercial Mortgage, LLC and ABT-ESI LLC, together with a number of other defendants and asserts claims, including constructive and fraudulent conveyance claims under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

        The complaints seek among other things, damages of not less than $2.1 billion, plus punitive damages, on a joint and several basis, from each defendant in connection with the Fiduciary Duty Claims and the return of in excess of $50.0 million which is alleged to have been wrongfully received by the holders of the Series A1 Preferred Units, including Arbor ESH II, LLC. We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein.

        We have not made a loss accrual for this litigation because we believe that is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

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

	High	Low	Dividends Declared
2010
First Quarter(1)	$3.41	$1.87	$—
Second Quarter(1)	$5.64	$3.12	$—
Third Quarter(1)	$6.29	$4.43	$—
Fourth Quarter(1)	$6.08	$4.89	$—
2011
First Quarter(2)	$7.50	$5.50	$—
Second Quarter(2)	$5.71	$3.91	$—
Third Quarter(2)	$4.98	$3.57	$—
Fourth Quarter(2)	$4.03	$3.19	$—

(1)
Our Board of Directors elected not to pay a common stock distribution for the calendar year ended December 31, 2010.

(2)
Our Board of Directors elected not to pay a common stock distribution for the calendar year ended December 31, 2011.

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

        On March 1, 2012, the closing sale price for our common stock, as reported on the NYSE, was $4.75. As of March 1, 2012, there were 5,606 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2011 regarding the Stock Incentive Plan and the incentive compensation provisions of our management agreement with Arbor Commercial Mortgage, which are our only equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2003 Omnibus Stock Incentive Plan(1)	0	N/A	936,843
Incentive Compensation pursuant to Management Agreement(2)	0	N/A	See Note 3
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	936,843	(3)

(1)
On June 18, 2009, the shareholders authorized the issuance of an additional 1,250,000 shares of the Company's common stock to be used for grants under the Stock Incentive Plan.

(2)
Pursuant to the terms of our management agreement with Arbor Commercial Mortgage, at least 25% of the incentive compensation earned by our Manager is payable in shares of our common stock having a value equal to the average closing price per share for the last twenty days of the fiscal quarter for which the incentive compensation is being paid. Arbor Commercial Mortgage has the right to elect to receive 100% of the incentive compensation in shares of our common stock. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments—Management Agreement" for information regarding the terms of our management agreement and the incentive compensation payable to Arbor Commercial Mortgage thereunder. Our sole stockholder immediately prior to the date we entered into the management agreement with Arbor Commercial Mortgage approved the issuance of shares of our common stock to Arbor Commercial Mortgage pursuant to the incentive compensation provisions of the management agreement.

(3)
The number of securities remaining available for future issuance to Arbor Commercial Mortgage as incentive compensation pursuant to the management agreement depends on the amount of incentive compensation earned by Arbor Commercial Mortgage in the future and therefore is not yet determinable.

        The Compensation Committee granted an independent director an award of 15,000 shares of fully vested common stock under the Company's Stock Incentive Plan as of January 22, 2012. Consistent with its historical practice of granting annual stock based awards to independent directors, certain executive officers of the Company, certain employees of the Company and the Manager with respect to their service to the Company in the most recently completed fiscal year, in 2012, the Compensation Committee may, in its sole discretion, grant independent directors, certain executives and certain employees stock-based awards, consisting of restricted stock with a multi-year vesting schedule and/or stock options with a multi-year vesting schedule under our Stock Incentive Plan with respect to their service to the Company in 2011.

Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The five year period commences on December 31, 2006 and ends on December 31, 2011, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on January 1, 2007 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2012.

Arbor Realty Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Arbor Realty Trust, Inc.	100.00	59.54	13.12	8.85	26.51	15.66
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All REIT Index	100.00	82.17	51.49	65.62	83.72	89.82

        In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Issuances of Unregistered Securities; Use of Proceeds from Registered Securities

        In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, we issued warrants that entitle Wachovia (now Wells Fargo) to purchase one million shares of our common stock at an average strike price of $4.00. The warrants were issued without registration in reliance on the exemption provided by Section 4(2) of the 1933 Act. Of such warrants, 500,000 warrants are exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All warrants expire on July 23, 2015 and no warrants have been exercised to date.

        In June 2010, our registration statement to permit the resale of the shares underlying the one million warrants was declared effective by the SEC and we paid all of the expenses related to the registration. We are obligated to keep this registration statement effective for a period of up to two years.

        ACM elected to receive 666,927 shares of common stock as incentive compensation earned under the management agreement for the year ended December 31, 2010 which was subsequently remitted in March 2011. The issuance of these 666,927 shares has not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

Issuer Purchases of Equity Securities

        During the three months ended December 31, 2011, we made the following purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
October 1, 2011 through October 31, 2011	623,770	$3.58	623,770	150,242
November 1, 2011 through November 30, 2011	150,242	$3.68	150,242	—
December 1, 2011 through December 31, 2011	—	—	—	—

(1)
On June 14, 2011, we announced that the Board of Directors authorized a stock repurchase plan that enabled us to buy up to 1.5 million shares of our common stock. At management's discretion, shares could be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so. All of the 774,012 shares above were purchased in the open market. As of December 31, 2011, the Company repurchased all of the 1.5 million shares of its common stock under this stock repurchase plan at a total cost of $5.7 million and an average cost of $3.83 per share. On December 20, 2011, we announced that the Board of Directors authorized a stock repurchase plan that enables us to buy up to 0.5 million shares of our common stock. The program may be terminated at any time and will expire on July 3, 2012. As of March 1, 2012, we repurchased 170,170 shares of our common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

        For the year ended December 31, 2011, we made the following purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2011 through March 31, 2011	—	—
April 1, 2011 through June 30, 2011	34,850	$4.48
July 1, 2011 through September 30, 2011	691,138	$4.05
October 1, 2011 through December 31, 2011	774,012	$3.60

Total	1,500,000	$3.83

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

	Year ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data
Interest income	$73,867,556	$95,487,325	$117,262,129	$204,135,097	$273,984,357
Interest expense	51,651,933	62,979,036	80,102,075	108,656,702	147,710,194
Net interest income	22,215,623	32,508,289	37,160,054	95,478,395	126,274,163
Total other revenue	24,356,855	1,069,454	809,808	82,329	39,503
Other-than-temporary impairment	—	7,004,800	10,260,555	17,573,980	—
Provision for loan losses (net of recoveries)	38,542,888	82,811,753	241,328,039	132,000,000	2,500,000
Loss on sale and restructuring of loans	5,710,000	7,214,481	57,579,561	—	—
Management fee—related party	8,300,000	26,365,448	15,136,170	3,539,854	25,004,975
Other expenses	45,842,608	15,055,554	20,659,289	16,307,371	14,974,230
Gain on exchange of profits interest	—	—	55,988,411	—	—
Gain on extinguishment of debt	10,878,218	229,321,130	54,080,118	—	—
Loss on sale of securities, net	—	(6,989,583)	—	—	—
Loss on termination of swaps	—	—	(8,729,408)	—	—
Income (loss) from equity affiliates	3,671,386	(1,259,767)	(438,507)	(2,347,296)	34,573,594
Provision for income taxes	—	2,560,000	—	—	16,885,000
(Loss) income from continuing operations	(37,273,414)	113,637,487	(206,093,138)	(76,207,777)	101,523,055
Loss from discontinued operations	(2,822,643)	(511,533)	(5,865,163)	(582,294)	—
Net (loss) income	(40,096,057)	113,125,954	(211,958,301)	(76,790,071)	101,523,055
Net income attributable to noncontrolling interest	215,656	215,743	18,672,855	4,439,773	16,989,177
Net (loss) income attributable to Arbor Realty Trust, Inc	(40,311,713)	112,910,211	(230,631,156)	(81,229,844)	84,533,878
(Loss) income from continuing operations per share, basic	(1.50)	4.46	(8.88)	(3.52)	4.44
Loss from discontinued operations per share, basic	(0.11)	(0.02)	(0.23)	(0.02)	—
(Loss) income per share, basic	(1.61)	4.44	(9.11)	(3.54)	4.44
(Loss) income from continuing operations per share, diluted	(1.50)	4.41	(8.88)	(3.52)	4.44
Loss from discontinued operations per share, diluted	(0.11)	(0.02)	(0.23)	(0.02)	—
(Loss) income per share, diluted(1)	(1.61)	4.39	(9.11)	(3.54)	4.44
Dividends declared per common share(2)(3)(4)(5)(6)	—	—	—	2.10	2.46

	At December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data
Loans and investments, net	$1,302,440,660	$1,414,225,388	$1,700,774,288	$2,181,683,619	$2,592,093,930
Available-for-sale securities, at fair value	4,276,368	3,298,418	488,184	529,104	15,696,743
Securities held-to-maturity, net	29,942,108	—	60,562,808	58,244,348	—
Real estate owned, net	128,397,612	22,839,480	8,205,510	46,478,994	46,478,994
Real estate held-for-sale, net	62,084,412	41,440,000	41,440,000	—	—
Total assets	1,776,714,330	1,731,207,928	2,060,774,772	2,579,236,489	2,901,493,534
Repurchase agreements and credit facilities	76,105,000	990,997	321,418,830	524,363,226	841,098,267
Collateralized debt obligations	1,002,615,393	1,070,852,555	1,100,515,185	1,152,289,000	1,151,009,000
Junior subordinated notes to subsidiary trust issuing preferred securities	158,261,468	157,806,238	259,487,421	276,055,000	276,055,000
Notes payable	85,457,708	51,457,708	56,457,708	54,800,000	—
Note payable—related party	—	—	—	4,200,000	—
Mortgage note payable—real estate owned	53,751,004	20,750,000	—	—	—
Mortgage notes payable—held-for-sale	62,190,000	41,440,000	41,440,000	41,440,000	—
Total liabilities	1,603,653,797	1,524,792,685	1,962,140,802	2,298,241,821	2,433,376,191
Total Arbor Realty Trust, Inc. stockholders' equity	171,126,405	204,415,381	96,693,606	281,005,649	395,263,085
Noncontrolling interest in operating partnership units	—	—	—	—	72,854,258
Noncontrolling interest in consolidated entity	1,934,128	1,999,862	1,940,364	(10,981)	—
Total equity	173,060,533	206,415,243	98,633,970	280,994,668	468,117,343

	Year ended December 31,
	2011	2010	2009	2008	2007
Other Data
Total loan originations	$206,477,919	$24,749,342	$3,000,000	$290,565,879	$2,007,838,793
Total bond and mortgage-backed security investments, net	36,464,627	6,603,769	12,412,500	58,062,500	—

(1)
In 2009, the Company issued one million warrants as part of a debt restructuring which did not have a dilutive effect for the years ended December 31, 2009 and 2011 and had a dilutive effect for the year ended December 31, 2010.

(2)
Our Board of Directors elected not to pay a common stock distribution for the calendar year ended December 31, 2011.

(3)
Our Board of Directors elected not to pay a common stock distribution for the calendar year ended December 31, 2010.

(4)
Our Board of Directors elected not to pay a common stock distribution for the calendar year ended December 31, 2009.

(5)
In January 2009, we elected not to pay a common stock distribution with respect to the quarter ended December 31, 2008 and we believe the dividends paid fully satisfy our 2008 REIT distribution requirements.

(6)
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

        We are organized and conduct our operations to qualify as a real estate investment trust ("REIT") and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT—taxable income which is distributed to its stockholders provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. Additionally, under the terms of our junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash. We will be permitted to pay 100% of our taxable income in cash if we pay the note holders the original rate of interest upon early termination of the agreement or at its expiration in April 2012. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election. For the year ended December 31, 2010, we recorded $0.9 million of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions. For the years ended December 31, 2011, 2010 and 2009, we did not record a current provision for income taxes related to the assets that are held in taxable REIT subsidiaries.

Current Market Conditions, Risks and Recent Trends

        Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions over the past several years, which have caused market prices of many stocks to fluctuate substantially. Commercial real estate has been particularly adversely affected by the prolonged economic downturn. Although we have seen some improvements, the overall market recovery remains uncertain. Should the market regress, the commercial real estate sector may experience additional losses, challenges in complying with the terms of financing agreements, difficulty in raising capital, and challenges in obtaining investment financing with attractive terms or at all.

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

        This environment has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. If real estate values decline, it may limit our new mortgage loan originations since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans. Declining real estate values may also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property.

        During fiscal year 2011, we recorded $44.8 million of new provisions for loan losses, due to declining collateral values, $6.3 million in net recoveries of reserves, and $5.7 million of loss on sale and restructuring of loans. During fiscal year 2010, we recorded $100.9 million of new provisions for loan losses, due to declining collateral values, $18.1 million in net recoveries of reserves, and $7.2 million of loss on sale and restructuring of loans. During fiscal year 2009, we recorded $241.3 million of new provisions for loan losses and $57.6 million of loss on sale and restructuring of loans. In addition, we acquired two new real estate owned properties through a transfer from a creditor trust and a purchase out of bankruptcy, respectively, in the first quarter of 2011. We also acquired one new real estate owned property through deed in lieu of foreclosure and sold a real estate property held-for-sale in 2010. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing. These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

        Commercial real estate financing companies were severely impacted by the economic downturn and until relatively recently have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt. We responded to these troubled times by decreasing investment activity for capital preservation, aggressively managing our assets through restructuring and extending our debt facilities and repurchasing our previously issued debt at discounts when economically feasible. In order to accomplish these goals, we have worked closely with our borrowers in restructuring our loans, receiving payoffs and paydowns and monetizing our investments as appropriate. Additionally, based on available liquidity and market opportunities, we have from time to time repurchased our debt at discounts as well as shares of our common stock. We will continue to remain focused on executing these strategies when appropriate and where available if this significant economic downturn persists.

        Refer to Item 1A "Risk Factors" above and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" below for additional risk factors.

Sources of Operating Revenues

        We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 75%, 97% and 96% of our total revenues in 2011, 2010 and 2009, respectively.

        Interest income may also be derived from profits on equity participation interests. No such interest income was recognized in 2011, 2010 and 2009.

        We also derive interest income from our investments in commercial real estate collateralized debt obligation ("CDO") bond securities, commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS"). Interest on these investments represented approximately 1%, 2% and 4% of our total revenues in 2011, 2010 and 2009, respectively.

        Property operating income is derived from our real estate owned assets. In 2011, property operating income represented approximately 24%, of our total revenue. The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year. No such income was recognized in 2010 and 2009.

        Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented approximately 1% of our total revenues in 2011, 2010 and 2009.

Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate

        We derive income or loss from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment of these investments on a single line item in the Consolidated Statements of Operations as income or loss from equity affiliates. In 2011, income from equity affiliates was $3.7 million while in 2010 and 2009, loss from equity affiliates totaled $1.3 million and $0.4 million, respectively.

        We also may derive income or loss from the sale of loans and real estate. We may acquire real estate by foreclosure or through partial or full settlement of mortgage debt or for investment in order to stabilize the property and dispose of it for a future anticipated return. We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes to divest certain assets from its portfolio. In 2010, we sold a real estate held-for-sale property acquired by a foreclosure sale to a third party for net proceeds of approximately $6.8 million and recorded a gain of $1.3 million. No such gain or loss was recorded in 2011 or 2009.

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

        From time to time, we may enter into an agreement to sell a loan. These loans are considered held-for-sale and are valued at the lower of the loan's carrying amount or fair value less costs to sell. For the sale of loans, recognition occurs when ownership passes to the buyer.

        At the time of purchase, we designate a security as available-for-sale, held-to-maturity, or trading depending on our ability and intent to hold it to maturity. We do not have any securities designated as trading as of December 31, 2011. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss, while securities held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

Impaired Loans, Allowance for Loan Losses, Loss on Sale and Restructuring of Loans and Charge-offs

        Loans are considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We evaluate each loan in our portfolio on a quarterly basis. Our loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure our loans and investments have in relation to the underlying collateral. We evaluate all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We utilize internally developed valuation models and techniques primarily consisting of discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral on an individual loan. We may also obtain a third party appraisal, which may value the collateral through an "as-is" or "stabilized value" methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. Included in the evaluation of the capitalization and market discount rates, we consider not only assumptions specific to the collateral but also geographical and industry trends that could impact the collateral's value.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses. We had a $185.4 million allowance for loan losses at December 31, 2011 related to 24 loans in our portfolio with an aggregate carrying value of approximately $285.0 million, before loan loss reserves. At December 31, 2010, we had a $205.5 million allowance for loan losses related to 30 loans in our portfolio with an aggregate carrying value of approximately $530.6 million, before loan loss reserves.

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

        Loss on restructured loans are recorded when we grant a concession to a borrower in the form of principal forgiveness related to a payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record the investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured. In addition, a gain or loss may be recorded upon the sale of a loan to a third party as a charge to the Consolidated Statement of Operations in the period in which the loan was sold. During the years ended December 31, 2011, 2010 and 2009, we recorded loss on sale and restructuring of loans of $5.7 million, $7.2 million and $57.6 million, respectively.

        Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which we grant a concession to a borrower or agree to a discount in full or partial satisfaction of the loan; when we take ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized. For the years ended December 31, 2011, 2010 and 2009, we recorded charge-offs to the allowance for loan losses of $58.8 million, $194.9 million and $41.3 million, respectively.

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

        Real estate assets, including assets acquired by foreclosure or through partial or full settlement of mortgage debt that are operated for the production of income are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

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

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. As of December 31, 2011, we had total interest reserves of $6.8 million on 34 loans with an aggregate unpaid principal balance of $524.3 million and had three non-performing loans with an aggregate unpaid principal balance of $38.4 million with a funded interest reserve of $0.1 million. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

        Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the years ended December 31, 2011, 2010 or 2009.

        Property operating income.    Property operating income represents income associated with the operation of commercial real estate properties classified as real estate owned. We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the year ended December 31, 2011, we recorded approximately $24.2 million of property operating income relating to real estate owned properties. We did not have property operating income in 2010 and 2009. As of December 31, 2011, we had two real estate owned properties. This was due to a portfolio of multifamily assets that was purchased by us out of bankruptcy and a portfolio of hotel assets that was transferred to us by the owner, a creditor trust. Both of these portfolios were acquired in the first quarter of 2011. Additionally, real estate investments were reclassified from real estate owned to real estate held-for-sale in 2011, 2010 and 2009, resulting in the reclassification of all of the operating activity from these properties from property operating income and expenses into discontinued operations for all prior periods. For more details see Note 6 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

Stock-Based Compensation

        We have granted certain of our employees, directors, and employees of ACM, restricted stock awards consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees. Such amounts are expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on the restricted shares as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our Consolidated Statement of Operations under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election.

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

Variable Interest Entities

        We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as Variable Interest Entities ("VIEs") or as variable interests in VIEs. This evaluation resulted in our determination that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in mortgage related securities are potential VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.

        A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        We consolidate our three CDO subsidiaries, which qualify as VIEs, of which we are the primary beneficiary. These CDOs invest in real estate and real estate-related securities and are financed by the issuance of CDO debt securities. We, or one of our affiliates, is named collateral manager, servicer, and special servicer for all CDO collateral assets which we believes gives us the power to direct the most significant economic activities of the entity. We also have exposure to CDO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CDO bond investors. As a result of consolidation, equity interests in these CDOs have been eliminated, and the Consolidated Balance Sheet reflects both the assets held and debt issued by the CDOs to third parties. Our operating results and cash flows include the gross amounts related to CDO assets and liabilities as opposed to our net economic interests in the CDO entities.

        As of December 31, 2011, we have determined that we are not the primary beneficiary of 47 VIEs in which we have a variable interest. These VIEs had an aggregate carrying amount of $644.2 million and exposure to real estate debt of approximately $5.7 billion at December 31, 2011. For all other investments, we have determined they are not VIEs or variable interests in VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate. A summary of our identified VIEs or variable interests in VIEs is presented in Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

        During the year ended December 31, 2011, we entered into a LIBOR Cap with a notional value of approximately $73.3 million that was designated as a cash flow hedge and a LIBOR Cap with a notional value of approximately $6.0 million that was not designated as a cash flow hedge. In addition, the notional value on four basis swaps decreased by approximately $202.8 million pursuant to the contractual terms of the respective swap agreements, the notional value on two interest rate swaps decreased by approximately $14.2 million pursuant to the contractual terms of the respective swap agreements, and six interest rate swaps matured with a combined notional value of approximately $111.3 million. During the year ended December 31, 2010, we entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million and one LIBOR Cap with a notional value of approximately $7.0 million that does not qualify as a cash flow hedge. In addition, the notional values on one basis swap decreased by approximately $4.9 million pursuant to the contractual terms of the respective swap agreement, the notional value on two interest rate swaps decreased by approximately $43.2 million pursuant to the contractual terms of the respective swap agreements, and six interest rate swaps matured with a combined notional value of approximately $34.9 million. We also recorded a loss of $8.7 million on the termination of the interest rate swaps related to the restructured trust preferred securities directly to loss on terminated swaps in the second quarter of 2009 as the interest rate swaps were determined to no longer be effective or necessary due to the modified interest payment structure of the newly issued unsecured junior subordinated notes. Refer to the section titled "Liquidity and Capital Resources—Junior Subordinated Notes" below. Gains and losses on termination swaps are deferred and recognized in interest expense over the original life of the hedged item. The fair value of our qualifying hedge portfolio has increased by approximately $4.9 million from December 31, 2010 as a result of the maturities and amortized notional values of swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.

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

        At December 31, 2011, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair values of our available-for-sale securities are approximated based on current market quotes received from financial sources that trade such securities. The fair values of certain CDO and CMBS securities are estimated by us using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. In addition, fair values of our derivative financial instruments are approximated based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheets. We incorporate credit valuation adjustments in the fair values of our derivative financial instruments to reflect counterparty nonperformance risk.

        At December 31, 2011, we measured certain financial assets and financial liabilities at fair value on a nonrecurring basis, including loans and real estate held-for-sale investments. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. In addition, real estate investments held-for-sale are carried at the lower of cost or fair value, less costs to sell. Measurement of fair value requires significant judgments, which include assumptions regarding cash flows, capitalization rates, occupancy rates, availability of financing, exit plan, and other factors deemed necessary by management as well as discussions with active market participants.

Recently Issued Accounting Pronouncements

        In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities which amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting Standards ("IFRS"). This guidance is effective as of the first quarter of 2013 and we are currently evaluating the impact it may have on our financial disclosure.

        In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to IFRS disclosure requirements. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders' Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. The guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance is effective as of the first quarter of 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption is permitted. We early adopted the guidance, with exception to the disclosure of reclassification adjustments postponed for re-deliberation by the FASB. As the guidance only amends existing disclosure requirements, its adoption did not have a material effect on our Consolidated Financial Statements.

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

        In April 2011, the FASB issued updated guidance on the transfer of financial assets which primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements when determining the recognition of a sale. The removal of these criteria will generally result in the assets transferred pursuant to the repurchase agreement being accounted for as a secured borrowing, with both the transferred asset and repurchase liability recorded on the transferor's balance sheet. This guidance is effective as of the first quarter of 2012, applied prospectively to transactions which occur subsequent to the effective date, and its adoption is not expected to have a material effect on our Consolidated Financial Statements.

        In April 2011, the FASB issued updated guidance on a creditor's determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring. This guidance was effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption did not have a material effect on our Consolidated Financial Statements.

        In December 2010, the FASB issued updated guidance on business combinations, which clarifies that when pro forma financial information is required, it is to be presented as if the business combination occurred at the beginning of the prior year. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The guidance was effective for business combinations in fiscal years beginning on or after December 15, 2010 and its adoption on January 1, 2011 did not have a material effect on our Consolidated Financial Statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which requires a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance was effective as of the fourth quarter of 2010, except for the information related to loans modified in a troubled debt restructuring which was effective as of the third quarter of 2011. As the guidance only amends existing disclosure requirements, its adoption resulted in additional disclosures and did not have a material effect on our Consolidated Financial Statements.

        In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a material effect on our Consolidated Financial Statements. The gross presentation of the Level 3 rollforward was required for interim and annual reporting periods beginning after December 15, 2010 and its adoption on January 1, 2011 did not have a material effect on our Consolidated Financial Statements.

Changes in Financial Condition

        Our loan and investment portfolio balance, including our available-for-sale and held-to-maturity securities, at December 31, 2011 was $1.5 billion, with a weighted average current interest pay rate of 4.59% compared to $1.6 billion, with a weighted average current interest pay rate of 4.44% at December 31, 2010. At December 31, 2011, advances on our financing facilities totaled $1.3 billion, with a weighted average funding cost of 3.20% as compared to $1.3 billion, with a weighted average funding cost of 3.55% at December 31, 2010.

        In 2011, we originated 30 loans totaling $206.5 million that had an aggregate weighted average rate of interest of 7.41%, as well as purchased seven residential mortgage-backed security ("RMBS")

investments totaling $35.7 million that had an aggregate weighted average rate of interest of 6.28% and one commercial mortgage-backed security ("CMBS") investment for $0.7 million that had a rate of interest of 2.95%. We received full satisfaction of 14 loans totaling $132.8 million that had an aggregate weighted average rate of interest of 4.50% and received partial repayment on nine loans totaling $56.8 million. We also refinanced and/or modified 12 loans totaling $228.6 million which decreased the aggregate weighted average rate of interest on the modified loans from 6.56% to 5.46%, and 26 loans totaling approximately $351.5 million were extended during the year, $119.2 million of which were in accordance with an extension option of the corresponding loan agreement. We also sold a $30.0 million portion of a $67.0 million loan to a third party for $25.3 million.

        Since December 31, 2011, we have originated seven new loans for a total of $39.4 million as well as purchased four new RMBS investments for a total of $20.2 million which were financed with $16.4 million of debt. We have also received $23.0 million for the repayment in full of three loans.

        Cash and cash equivalents decreased $45.9 million, or 45%, to $55.2 million at December 31, 2011 compared to $101.1 million at December 31, 2010. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The decrease was primarily due to funding new loan originations, paying related party payables, purchasing of our own CDO bonds and purchasing our stock in a stock repurchase plan which started in the second quarter of 2011 and was completed in the fourth quarter of 2011. This was partially offset by loan payoffs and paydowns as well as proceeds from new financing facilities, loan participations, and the sale of a portion of a loan in 2011.

        Restricted cash increased $46.2 million to $67.3 million at December 31, 2011 compared to $21.1 million at December 31, 2010. Restricted cash is kept on deposit with the trustees for our CDOs, and primarily represents proceeds from loan repayments which will be used to purchase replacement loans as collateral for the CDO that has not reached its replenishment date and principal repayments for the CDOs that have reached their replenishment dates, as well as the sale of investment securities owned by the CDOs, unfunded loan commitments, and interest payments received from loans. The increase was primarily due to loan payoffs and partial paydowns, net of originations and the transfer of loans into the CDOs. Our real estate owned assets acquired in 2011 also have restricted cash balances totaling $2.0 million as of December 31, 2011 due to escrow requirements.

        Securities held-to-maturity increased to $29.9 million at December 31, 2011 as a result of purchasing seven RMBS investments in 2011, net of paydowns received during the year ended December 31, 2011. See Note 4 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Investment in equity affiliates decreased by $5.4 million, or 8%, to $60.5 million at December 31, 2011 compared to $65.8 million at December 31, 2010 primarily due to the sale of a $5.7 million interest in a joint venture property and $0.3 million of losses from another of our equity affiliates recorded against the investment, net of the investment in two new equity affiliates for a total of $0.8 million in 2011. See Note 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Real estate owned increased $105.6 million to $128.4 million at December 31, 2011 compared to $22.8 million at December 31, 2010. This was primarily due to a portfolio of hotel assets that was transferred to us by the owner, a creditor trust, and a portfolio of multifamily assets that was purchased by us out of bankruptcy in the first quarter of 2011. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Real estate held-for-sale increased $20.6 million, or 50% to $62.1 million at December 31, 2011 compared to $41.4 million at December 31, 2010. In the third and fourth quarters of 2011, we entered into negotiations to sell two of our real estate owned investments to third parties. As a result, these investments were reclassified from real estate owned to real estate held-for-sale at a value of $1.9 million, which was reduced to $1.2 million in the fourth quarter of 2011, and $19.4 million, respectively, and property operating income and expenses as well as impairment loss for current and prior periods were reclassified to discontinued operations. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Other assets increased $4.9 million, or 12%, to $46.9 million at December 31, 2011 compared to $42.0 million at December 31, 2010. The increase was primarily due to receiving $1.9 million of land and $1.2 million of funds held in escrow as partial payment of a loan, a $1.8 million increase in other assets held by our real estate owned investments, a $1.7 million net increase in various other receivables and prepaid expenses and a $0.7 million increase in cash collateral posted against our interest rate swaps, net of a $2.4 million decrease in deferred financing fees, which includes amortization. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further information relating to our derivatives.

        Repurchase agreements and credit facilities increased $75.1 million to $76.1 million at December 31, 2011 compared to $1.0 million at December 31, 2010 primarily due to the use of a warehousing facility beginning in the third quarter of 2011 with a balance of $50.0 million at December 31, 2011 as well as financing the purchase of seven RMBS investments classified as securities held-to-maturity with a repurchase agreement beginning in the third quarter of 2011 which had a balance of $26.1 million at December 31, 2011. See "Sources of Liquidity—Repurchase Agreements and Credit Facilities" below.

        Collateralized debt obligations decreased $68.2 million, or 6%, to approximately $1.0 billion at December 31, 2011 compared to approximately $1.1 billion at December 31, 2010 primarily due to $54.2 million of payments to investors due to runoff and amortization, as well as repurchases of Class B, C, D, E and F CDO bonds with a face value of $21.3 million, partially offset by a $7.8 million increase in the revolving note facility of one of our CDOs. See "Sources of Liquidity—CDOs" below.

        Notes payable increased $34.0 million, or 66%, to $85.5 million at December 31, 2011 compared to $51.5 million at December 31, 2010 due to entering into a non-recourse junior loan participation of $32.0 million on a $50.0 million mezzanine loan as well as a non-recourse junior loan participation of $2.0 million on an $11.8 million mezzanine loan in the second quarter of 2011. See "Sources of Liquidity—Notes Payable" below.

        Mortgage notes payable—real estate owned increased $33.0 million to $53.8 million at December 31, 2011 compared to $20.8 million at December 31, 2010 due to our assumption of a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to the bankruptcy proceedings of a portfolio of multifamily assets in the first quarter of 2011. In the second quarter of 2011, one of the properties in the portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million at December 31, 2011. In the fourth quarter of 2011, we entered into negotiations to sell a real estate owned investment to a third party. As a result, the investment was reclassified from real estate owned to real estate held-for-sale and its interest-only first lien mortgage for $20.8 million was also reclassified from mortgage notes payable—real estate owned to mortgage notes payable—held-for-sale. See "Sources of Liquidity—Mortgage Notes Payable—Real Estate Owned" below for further details.

        Mortgage notes payable—held-for-sale increased $20.8 million, or 50%, to $62.2 million at December 31, 2011 compared to $41.4 million at December 31, 2010. In the fourth quarter of 2011, we entered into negotiations to sell a real estate owned investment to a third party. As a result, the investment was reclassified from real estate owned to real estate held-for-sale and its interest-only first lien mortgage for $20.8 million was also reclassified from mortgage notes payable—real estate owned to mortgage notes payable—held-for-sale. See "Sources of Liquidity—Mortgage Notes Payable—Held-For-Sale" below for further details.

        Due to related party decreased $14.7 million, or 84%, to $2.7 million at December 31, 2011 compared to $17.4 million at December 31, 2010. The decrease was due to our payment in 2011 of the incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, net of a $3.6 million related party receivable, and 2010 base management fees of $2.3 million due to ACM, net of $2.7 million of base management fees due to ACM at December 31, 2011. See "Contractual Commitments—Management Agreement" below for further details.

        Other liabilities decreased $1.8 million, or 2%, to $82.6 million at December 31, 2011 compared to $84.4 million at December 31, 2010. The decrease was primarily due to a $5.7 million reversal of unearned revenue due to the sale of an interest in a joint venture property, a $4.8 million decrease in accrued interest payable, use of $4.1 million of deposits on the transfer of a loan to real estate owned, and payment of a $1.1 million payable to a lender as a result of a loan modification in 2010, net of a $7.3 million increase in accrued expenses, $5.1 million of effective yield amortization on our junior subordinated notes, and a $1.5 million increase in various other deposits and deferred fees.

        On December 12, 2011, we issued an aggregate of 250,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "Plan") to certain of our and ACM employees. The 250,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and we recorded approximately $0.4 million to employee compensation and benefits and approximately $0.5 million to selling and administrative expense in our Consolidated Statement of Operations for the year ended December 31, 2011. On July 22, 2011, we issued an aggregate of 105,000 shares of restricted common stock under the Plan to the non-management members of the Board of Directors. The 105,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and we recorded approximately $0.5 million to selling and administrative expense in our Consolidated Statement of Operations for the year ended December 31, 2011.

        In June 2011, the Board of Directors authorized a stock repurchase plan that enabled us to buy up to 1.5 million shares of our common stock. At management's discretion, shares could be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so. As of December 31, 2011, we repurchased all of the 1.5 million shares of our common stock under this stock repurchase plan at a total cost of $5.7 million and an average cost of $3.83 per share. In December 2011, the Board of Directors authorized a stock repurchase plan that enables us to buy up to 0.5 million shares of our common stock beginning January 3, 2012. At management's discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, the program may be terminated at any time, and will expire on July 3, 2012. As of March 1, 2012, we repurchased 170,170 shares of our common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

        We issued 666,927 shares of common stock in the first quarter of 2011 to ACM for the portion of the incentive management fee for the twelve month period ending December 31, 2010 that was paid in common stock.

Comparison of Results of Operations for Year Ended 2011 and 2010

        The following table sets forth our results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
Interest income	$73,867,556	$95,487,325	$(21,619,769)	(23)%
Interest expense	51,651,933	62,979,036	(11,327,103)	(18)%

Net interest income	22,215,623	32,508,289	(10,292,666)	(32)%

Other revenue:
Property operating income	24,168,370	—	24,168,370	nm
Other income	188,485	1,069,454	(880,969)	(82)%

Total other revenue	24,356,855	1,069,454	23,287,401	nm

Other expenses:
Employee compensation and benefits	11,195,663	8,059,364	3,136,299	39%
Selling and administrative	7,325,801	6,996,190	329,611	5%
Property operating expenses	22,131,787	—	22,131,787	nm
Depreciation and amortization	5,189,357	—	5,189,357	nm
Other-than-temporary impairment	—	7,004,800	(7,004,800)	(100)%
Provision for loan losses (net of recoveries)	38,542,888	82,811,753	(44,268,865)	(53)%
Loss on sale and restructuring of loans	5,710,000	7,214,481	(1,504,481)	(21)%
Management fee—related party	8,300,000	26,365,448	(18,065,448)	(69)%

Total other expenses	98,395,496	138,452,036	(40,056,540)	(29)%

Loss from continuing operations before gain on extinguishment of debt, loss on sale of securities, net, income (loss) from equity affiliates and provision for income taxes	(51,823,018)	(104,874,293)	53,051,275	(51)%
Gain on extinguishment of debt	10,878,218	229,321,130	(218,442,912)	(95)%
Loss on sale of securities, net	—	(6,989,583)	6,989,583	(100)%
Income (loss) from equity affiliates	3,671,386	(1,259,767)	4,931,153	nm

(Loss) income before provision for income taxes	(37,273,414)	116,197,487	(153,470,901)	nm
Provision for income taxes	—	(2,560,000)	2,560,000	(100)%

(Loss) income from continuing operations	(37,273,414)	113,637,487	(150,910,901)	nm

Loss on impairment of real estate held-for-sale	(1,450,000)	—	(1,450,000)	nm
Gain on sale of real estate held-for-sale	—	1,331,436	(1,331,436)	(100)%
Loss on operations of real estate held-for-sale	(1,372,643)	(1,842,969)	470,326	(26)%

Loss from discontinued operations	(2,822,643)	(511,533)	(2,311,110)	nm

Net (loss) income	(40,096,057)	113,125,954	(153,222,011)	nm
Net income attributable to noncontrolling interest	215,656	215,743	(87)	nm

Net (loss) income attributable to Arbor Realty Trust, Inc	$(40,311,713)	$112,910,211	$(153,221,924)	nm

nm—not meaningful

Net Interest Income

        Interest income decreased $21.6 million, or 23%, to $73.9 million in 2011 from $95.5 million in 2010. This decrease was primarily due to a 16% decrease in average loans and investments from $1.9 billion for 2010 to $1.6 billion for 2011 due to payoffs, paydowns, modifications and the reclassification of loans to real estate owned, as well as an 8% decrease in the average yield on assets from 4.98% in 2010 to 4.60% in 2011. This decrease in yield was the result of the suspension of interest on our non-performing loans and lower rates on refinanced and modified loans, along with a decrease in average LIBOR over the same period, partially offset by the reversal of $1.2 million of accrued exit fees in the first quarter of 2010. Interest income from cash equivalents decreased $0.1 million to $0.7 million in 2011 compared to $0.8 million in 2010 as a result of a decrease in interest rates from 2010 to 2011, net of an increase in average cash balances.

        Interest expense decreased $11.3 million, or 18%, to $51.7 million in 2011 from $63.0 million in 2010. The decrease was primarily due to a 13% decrease in the average balance of our debt facilities from $1.5 billion for 2010 to $1.3 billion for 2011. The decrease in the average balance was primarily due to the closing on a discounted payoff agreement with Wachovia Bank in the second quarter of 2010 as well as the repayment of certain debt resulting from loan payoffs and paydowns and the transfer of assets into our CDO vehicles. The decrease in interest expense was also due to a 6% decrease in the average cost of these borrowings from 4.22% for 2010 to 3.97% for 2011 due to closing on the discounted payoff agreement with Wachovia Bank on June 30, 2010, which carried a higher rate of interest than our other debt financing. See "Liquidity and Capital Resources—Notes Payable" below for further details. The decrease was also net of recording a $3.2 million non-cash charge in the second quarter of 2011 related to the amortization of a discount on a loan that was participated out to a subordinate lender.

Other Revenue

        Property operating income was $24.2 million in 2011. This was due to the operations of two real estate investments recorded as real estate owned as of December 31, 2011. There was no such income in 2010.

        Other income decreased $0.9 million, or 82%, to $0.2 million in 2011 from $1.1 million in 2010. This is primarily due to fees received in 2010 related to a loan that was classified as held-for-sale and was sold during the second quarter of 2010.

Other Expenses

        Employee compensation and benefits expense increased $3.1 million, or 39%, to $11.2 million in 2011 from $8.1 million in 2010. These expenses represent salaries, benefits, incentive compensation, and stock-based compensation for those employed by us during these periods. The increase was primarily due to an increase in compensation expense as a result of the restructuring of certain of our loans and investments as well as stock-based compensation for certain of our employees in 2011.

        Selling and administrative expense increased $0.3 million, or 5%, to $7.3 million in 2011 from $7.0 million in 2010. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director's fees, licensing fees, and stock-based compensation relating to our directors and certain employees of our manager. This increase was primarily due to grants of fully vested restricted stock awards to certain employees of our manager in the fourth quarter of 2011 and to our non-management directors in the third quarter of 2011, as compared to grants of fully vested restricted stock awards to our independent directors in the second quarter of 2010, net of a decrease in professional fees in 2011.

        Property operating expenses were $22.1 million in 2011. This was due to the operations of two real estate investments recorded as real estate owned as of December 31, 2011. There were no such expenses in 2010.

        Depreciation and amortization expense was $5.2 million in 2011. This was due to depreciation expense associated with two real estate investments recorded as real estate owned as of December 31, 2011. There was no such expense in 2010.

        Other-than-temporary impairment charges of $7.0 million that were recorded during the year ended December 31, 2010 represent the recognition of additional impairments to the fair market value of our available-for-sale securities that were considered other-than-temporarily impaired. GAAP accounting guidance requires that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. There were no other-than-temporary impairment charges for the year ended December 31, 2011. See Note 4 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

        Provision for loan losses (net of recoveries) totaled $38.5 million for the year ended December 31, 2011, and $82.8 million for the year ended December 31, 2010. During the year ended December 31, 2011, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing 11 impaired loans with an aggregate carrying value of $109.5 million was less than the net carrying value of the loans, resulting in us recording an additional $44.8 million provision for loan losses. We also recorded net recoveries of $6.3 million related to 12 loans in our portfolio in 2011, which were recorded in provision for loan losses on the Consolidated Statement of Operations netting the provision to $38.5 million. At December 31, 2011 we had an allowance for loan losses of $185.4 million relating to 24 loans with an aggregate carrying value, before loan loss reserves, of approximately $285.0 million. During the year ended December 31, 2010, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing 27 impaired loans with an aggregate carrying value of $455.4 million was less than the net carrying value of the loans, resulting in us recording an additional $100.9 million provision for loan losses. During the year ended December 31, 2010, we received $15.2 million in cash recoveries related to three loans which were previously fully reserved, as well as $2.9 million of recoveries related to two loans in which the underlying properties were sold and we provided financing to the new operators. These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations netting the provision to $82.8 million for the year ended December 31, 2010. At December 31, 2010, we had an allowance for loan losses of $205.5 million relating to 30 loans with an aggregate carrying value, before loan loss reserves, of approximately $530.6 million.

        Loss on sale and restructuring of loans decreased $1.5 million, or 21%, to $5.7 million for the year ended December 31, 2011 from $7.2 million for the year ended December 31, 2010. The loss of $5.7 million for the year ended December 31, 2011 represents $4.7 million from the sale of a $30.0 million portion of a $67.0 million loan to a third party for $25.3 million, as well as $1.0 million from the execution of a forbearance agreement in the first quarter of 2011 for a loan modified in the second quarter of 2011. The loss of $7.2 million for the year ended December 31, 2010 represents $3.8 million for the write-down of four bridge loans, which includes $1.1 million of transaction costs incurred in modifying a loan and having it transferred to a new borrower, and $3.4 million for the settlement of six loans and investments.

        Management fees decreased $18.1 million, or 69%, to $8.3 million in 2011 from $26.4 million in 2010 primarily due to an incentive management fee of $18.8 million incurred for the twelve month period ended December 31, 2010 as compared to no incentive management fee earned in 2011. As more fully described in "Liquidity and Capital Resources—Notes Payable" below, on June 30, 2010, we closed on the discounted payoff agreement with Wachovia and retired all of our debt with Wachovia at the discount described. The gain recognized as a result of the completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for our manager in 2010. Management fees represent compensation in the form of base management fees, on a cost reimbursement basis, and incentive management fees as provided for in the management agreement with our manager. Our base management fees amounted to $8.3 million and $7.6 million for the years ended December 31, 2011 and 2010, respectively. The management agreement also provides for "success-based" payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. No success-based management fees were earned for the years ended December 31, 2011 and 2010. Refer to "Contractual Commitments—Management Agreement" below for further details including information related to our amended management agreement with ACM.

        Gain on extinguishment of debt decreased $218.4 million, or 95%, to $10.9 million in 2011 from $229.3 million in 2010. During the year ended December 31, 2011, we purchased, at a discount, approximately $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by our three CDO issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $10.9 million related to these transactions. On June 30, 2010 we closed on a discounted payoff agreement with Wachovia and in doing so, recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and were recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. See "Liquidity and Capital Resources—Notes Payable" below for further details. During the year ended December 31, 2010, we also purchased, at a discount, approximately $67.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by our three CDO issuing entities for a price of $22.8 million and recorded a net gain on extinguishment of debt of approximately $44.8 million related to these transactions. We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010. See "Liquidity and Capital Resources—Junior Subordinated Notes" below for further details.

        Loss on sale of securities, net was $7.0 million in 2010 as a result of selling three investment grade CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, resulting in a realized loss of $10.5 million, and four CMBS investments, with an aggregate face value of $21.5 million and an amortized cost of $17.4 million, for $20.9 million, resulting in a realized gain of $3.5 million. See Note 4 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions. There were no gains or losses on sale of securities in 2011.

        Income from equity affiliates was $3.7 million in 2011 and loss from equity affiliates was $1.3 million in 2010. Income from equity affiliates in 2011 includes a $3.9 million gain recognized on the sale of an interest in a property held by one of our equity affiliates, net of $0.3 million of losses from another of our equity affiliates recorded against the investment. Loss from equity affiliates in 2010 includes a $1.1 million impairment charge on an investment in an equity affiliate related to an office building that was considered other-than-temporarily impaired. GAAP accounting guidance requires that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Income and loss from equity affiliates also reflects a portion of the income and losses from our other equity affiliates. See Note 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

Provision for Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT—taxable income for the years ended December 31, 2011 and 2010 with the exception of $0.9 million of estimated state taxes for the year ended December 31, 2010 incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions, as well as recording a deferred tax provision of $1.7 million. While the gain on the Wachovia transaction results in taxable income, under current federal tax law, the gain and the tax on the gain have been deferred to future periods at our election. See Note 18 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

        Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the years ended December 31, 2011 and 2010, we did not record any provision for income taxes from these taxable REIT subsidiaries.

Loss from Discontinued Operations

        During the fourth quarter of 2011, we entered into negotiations to sell one of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $19.4 million and property operating income and expenses, which netted to a loss of $0.7 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively, were reclassified to discontinued operations. During the third quarter of 2011, we entered into negotiations to sell another of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $1.9 million, which was reduced to $1.2 million in the fourth quarter of 2011, and property operating income and expenses, which netted to a loss of $0.7 million for the years ended December 31, 2011 and 2010, respectively, were reclassified to discontinued operations. Impairment loss on real estate held-for-sale of $1.5 million for the year ended December 31, 2011 resulted from our determination of impairment based on the analysis of one of our real estate owned investments in the second and fourth quarters of 2011. No such impairment loss was recorded for the year ended December 31, 2010. During the third quarter of 2010, we agreed to sell one of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $5.5 million and property operating income and expenses, which netted to a loss of $0.3 million for the year ended December 31, 2010, were reclassified to discontinued operations. In the fourth quarter of 2010, we sold the property and recorded a gain of $1.3 million.

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest totaled $0.2 million in 2011 and 2010, respectively, representing the portion of income allocated to a third party's interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income, as well as a note payable that is accruing interest expense. See Note 8 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof.

Comparison of Results of Operations for Year Ended 2010 and 2009

        The following table sets forth our results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
Interest income	$95,487,325	$117,262,129	$(21,774,804)	(19)%
Interest expense	62,979,036	80,102,075	(17,123,039)	(21)%

Net interest income	32,508,289	37,160,054	(4,651,765)	(13)%

Other revenue:
Other income	1,069,454	809,808	259,646	32%

Other expenses:
Employee compensation and benefits	8,059,364	10,154,276	(2,094,912)	(21)%
Selling and administrative	6,996,190	10,505,013	(3,508,823)	(33)%
Other-than-temporary impairment	7,004,800	10,260,555	(3,255,755)	(32)%
Provision for loan losses (net of recoveries)	82,811,753	241,328,039	(158,516,286)	(66)%
Loss on sale and restructuring of loans	7,214,481	57,579,561	(50,365,080)	(87)%
Management fee—related party	26,365,448	15,136,170	11,229,278	74%

Total other expenses	138,452,036	344,963,614	(206,511,578)	(60)%

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on sale of securities, net, loss on termination of swaps, loss from equity affiliates and provision for income taxes	(104,874,293)	(306,993,752)	202,119,459	(66)%
Gain on exchange of profits interest	—	55,988,411	(55,988,411)	(100)%
Gain on extinguishment of debt	229,321,130	54,080,118	175,241,012	nm
Loss on sale of securities, net	(6,989,583)	—	(6,989,583)	nm
Loss on termination of swaps	—	(8,729,408)	8,729,408	(100)%
Loss from equity affiliates	(1,259,767)	(438,507)	(821,260)	187%

Income (loss) before provision for income taxes	116,197,487	(206,093,138)	322,290,625	nm
Provision for income taxes	(2,560,000)	—	(2,560,000)	nm

Income (loss) from continuing operations	113,637,487	(206,093,138)	319,730,625	nm

Loss on impairment of real estate held-for-sale	—	(4,898,295)	4,898,295	(100)%
Gain on sale of real estate held-for-sale	1,331,436	—	1,331,436	nm
Loss on operations of real estate held-for-sale	(1,842,969)	(966,868)	(876,101)	91%

Loss from discontinued operations	(511,533)	(5,865,163)	5,353,630	(91)%

Net income (loss)	113,125,954	(211,958,301)	325,084,255	nm
Net income attributable to noncontrolling interest	215,743	18,672,855	(18,457,112)	(99)%

Net income (loss) attributable to Arbor Realty Trust, Inc	$112,910,211	$(230,631,156)	$343,541,367	nm

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

        Other-than-temporary impairment charges of $7.0 million and $10.3 million that were recorded during the years ended December 31, 2010 and 2009, respectively, represent the recognition of additional impairments to the fair market value of our available-for-sale securities that were considered other-than-temporarily impaired. GAAP accounting guidance requires that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. See Note 4 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

        Provision for loan losses (net of recoveries) totaled $82.8 million for the year ended December 31, 2010, and $241.3 million for the year ended December 31, 2009. During the year ended December 31, 2010, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing 27 impaired loans with an aggregate carrying value of $455.4 million was less than the net carrying value of the loans, resulting in us recording an additional $100.9 million provision for loan losses. During the year ended December 31, 2010, we received $15.2 million in recoveries related to three loans which were previously fully reserved, as well as $2.9 million of net recoveries related to two loans in which the underlying properties were sold and we provided financing to the new operators. These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations netting the provision to $82.8 million for the year ended December 31, 2010. At December 31, 2010, we had an allowance for loan losses of $205.5 million relating to 30 loans with an aggregate carrying value, before loan loss reserves, of approximately $530.6 million. The provision of $241.3 million recorded in 2009 related to 34 loans with an aggregate carrying value of $693.7 million, before loan loss reserves, that were impaired. At December 31, 2009, we had an allowance for loan losses of $326.3 million relating to 31 loans with an aggregate carrying value, before loan loss reserves, of $693.7 million.

        Loss on sale and restructuring of loans decreased $50.4 million, or 87%, to $7.2 million for the year ended December 31, 2010 from $57.6 million for the year ended December 31, 2009. The loss of $7.2 million for the year ended December 31, 2010 represents $3.8 million for the write-down of four bridge loans, which includes $1.1 million of transaction costs incurred in modifying a loan and having it transferred to a new borrower, and $3.4 million for the settlement of six loans and investments. Loss on sale and restructuring of loans of $57.6 million in 2009 represents $31.1 million for the write-down of four loans and investments, $23.8 million for the settlement of a bridge loan and $2.7 million for the settlement of a junior participation loan.

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

        Gain on exchange of profits interest of $56.0 million in 2009 was due to the recognition of income attributable to the exchange of our Prime Outlets Member, LLC ("POM") profits interest in March 2009. See Note 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details on the POM transaction recorded in 2009. There were no gains on exchange of profits interest in 2010.

        Gain on extinguishment of debt increased $175.2 million to approximately $229.3 million in 2010 from $54.1 million in 2009. On June 30, 2010 we closed on our discounted payoff agreement with Wachovia and in doing so, recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. See "Liquidity and Capital Resources—Notes Payable" below for further details. During the year ended December 31, 2010, we also purchased, at a discount, approximately $67.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by our three CDO issuing entities for a price of $22.8 million and recorded a net gain on extinguishment of debt of approximately $44.8 million related to these transactions. We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010. See "Liquidity and Capital Resources—Junior Subordinated Notes" below for further details. During the year ended December 31, 2009, we purchased, at a discount, approximately $42.8 million of investment grade rated Class B, C, F, G and H notes originally issued by our three CDO issuing entities. In addition, we purchased, at a discount, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of our operating partnership. We recorded a total net gain on early extinguishment of debt of $39.1 million related to these transactions. Also, during the second quarter of 2009, we settled a debt repurchase facility resulting in a gain on early extinguishment of the debt of $15.0 million.

        Loss on sale of securities, net was $7.0 million in 2010 as a result of selling three investment grade CDO bonds, with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, resulting in a realized loss of $10.5 million, and four CMBS investments, with an aggregate face value of $21.5 million and an amortized cost of $17.4 million, for $20.9 million, resulting in a realized gain of $3.5 million. See Note 4 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions. There were no gains or losses on sale of securities in 2009.

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

        Loss from equity affiliates increased $0.8 million to $1.3 million in 2010 from $0.4 million in 2009. Loss from equity affiliates in 2010 includes a $1.1 million impairment charge on an investment in an equity affiliate related to an office building that was considered other-than-temporarily impaired. GAAP accounting guidance requires that investments are evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. Loss from equity affiliates in 2009 includes a $13.6 million impairment charge on two investments in equity affiliates that were considered other-than-temporarily impaired. The impairment charge in 2009 was netted with income of $10.7 million from the August 2009 exchange of our remaining 7.5% equity interest in POM in exchange for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. which includes cash consideration of $2.2 million related to this transaction. We owned the 7.5% interest through a 50% non-controlling interest in an unconsolidated joint venture, which had a 15% interest in Prime Outlets. Loss from equity affiliates also included $0.1 million of losses and $2.5 million of income recorded during 2010 and 2009, respectively, which reflects a portion of the loss and income from our equity investments. See Note 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

Provision for Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2010 and 2009, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT—taxable income for the years ended December 31, 2010 and 2009 with the exception of $0.9 million of estimated state taxes for the year ended December 31, 2010 incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions, as well as recording a deferred tax provision of $1.7 million. While the gain on the Wachovia transaction results in taxable income, under current federal tax law, the gain and the tax on the gain have been deferred to future periods at our election.

        Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the years ended December 31, 2010 and 2009, we did not record any provision for income taxes from these taxable REIT subsidiaries.

Loss from Discontinued Operations

        During the fourth quarter of 2011, we entered into negotiations to sell one of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, property operating income and expenses, which netted to a loss of $0.9 million for the year ended December 31, 2010 were reclassified to discontinued operations. We did not own this property in 2009. During the third quarter of 2011, we entered into negotiations to sell another of our real estate owned investments to a third party. As a result, property operating income and expenses, which netted to a loss of $0.7 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively, were reclassified to discontinued operations. During the third quarter of 2010, we agreed to sell another of our real estate owned investments to a third party. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $5.5 million and property operating income and expenses, which netted to a loss of $0.3 million and less than $0.1 million for the years ended December 31, 2010 and 2009, respectively, were reclassified to discontinued operations. In the fourth quarter of 2010, we sold the property and recorded a gain of $1.3 million. During the third quarter of 2009, we mutually agreed with a first mortgage lender to appoint a receiver to operate another of our real estate owned investments. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a fair value of $41.4 million and property operating income and expenses, which netted to a loss of $0.4 million in 2009, were reclassified to discontinued operations, and an impairment loss of $4.9 million was recorded to write down the investment to its fair value. Also in the third quarter of 2009, we stopped recording interest expense related to the note payable for the real estate investment, as the interest expense is non-recourse and we are in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building subject to the $41.4 million first mortgage. For the year ended December 31, 2010, the receiver's issued financial statements reported net income for this investment. We believe these amounts are not realizable at this time and, as such, did not record any income from discontinued operations on this held-for-sale investment. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest totaled $0.2 million in 2010 representing the portion of income allocated to a third party's interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income, as well as a note payable that is accruing interest expense. Net income attributable to noncontrolling interest totaled $18.7 million in 2009, primarily as a result of the $56.0 million gain recorded from the exchange of our profits interest in POM during the first quarter of 2009 allocated to the third party's interest in a consolidated subsidiary. See Note 8 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof.

Liquidity and Capital Resources

Sources of Liquidity

        Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from our operations. Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the future issuance of common, convertible and/or preferred equity securities. Our debt facilities include the issuance of floating rate notes resulting from our CDOs, the issuance of junior subordinated notes and borrowings under credit agreements. Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from other investments reduced by expenses, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

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

        To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT—taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing will provide us with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements. Under current IRS guidance, a listed REIT may offer shareholders elective stock dividends, which are paid in a combination of cash and common stock with at least 10% of the total distribution paid in cash, to satisfy future dividend requirements.

Cash Flows

        As of December 31, 2011 and 2010, we had cash and cash equivalents of $55.2 million and $101.1 million, respectively. The following table shows our cash flow components (in thousands):

	Twelve Months Ended December 31,
	2011	2010
Net cash (used in) / provided by operating activities	$(390)	$20,376
Net cash (used in) / provided by investing activities	(40,349)	238,340
Net cash used in financing activities	(5,149)	(222,215)

Net (decrease) increase in cash and cash equivalents	(45,888)	36,501
Cash and cash equivalents at beginning of period	101,125	64,624

Cash and cash equivalents at end of period	$55,237	$101,125

        Our cash flows from operating activities decreased by $20.8 million for the twelve months ended December 31, 2011 compared to the comparable period in 2010 primarily due to an $11.7 million payment of a related party payable as well as a $10.6 million decrease in net interest income, net of a $1.5 million net increase in other assets and liabilities.

        Cash flows from investing activities decreased by $278.7 million for the twelve months ended December 31, 2011 compared to the comparable period in 2010 primarily due to a $172.4 million increase in the origination of loans, a $29.9 million increase in the purchase of investments, a $50.7 million decrease in the sale of securities and a $25.0 million decrease in payoffs and paydowns in 2011, as compared to 2010.

        Cash used in financing activities decreased by $217.1 million for the twelve months ended December 31, 2011 compared to the comparable period in 2010 mainly due to $185.3 million for the closing of the discounted payoff agreement with Wachovia and $10.5 million for paydowns of our junior subordinated notes in 2010, as well as $84.8 million increase of proceeds from loan participations, a repurchase agreement and a credit facility and $5.0 million from the repayment of a junior loan participation in 2011, and is net of a $52.3 million increase in the use of restricted cash, a $9.4 million increase in the purchase of our own CDO bonds and the purchase of treasury stock for $5.7 million in 2011.

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

        At December 31, 2011 and 2010, we had 24,298,140 and 24,776,213 common shares outstanding, respectively.

Debt Facilities

        We also maintain liquidity through a repurchase agreement, a warehousing credit facility, a note payable and three junior loan participations with six different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of December 31, 2011, these facilities had aggregate borrowings of approximately $1.3 billion.

        The following is a summary of our debt facilities as of December 31, 2011:

	At December 31, 2011
Debt Facilities	Commitment	Debt Carrying Value	Available	Maturity Dates
Repurchase agreements and credit facilities. Interest is variable based on pricing over LIBOR	$76,105,000	$76,105,000	$—	2012 - 2013
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR(1)	1,002,615,393	1,002,615,393	—	2013 - 2014
Junior subordinated notes. Interest is at a fixed rate(2)	158,261,468	158,261,468	—	2034 - 2037
Notes payable. Interest is at a fixed rate and variable based on pricing over LIBOR	85,457,708	85,457,708	—	2012 - 2016

	$1,322,439,569	$1,322,439,569	$—

(1)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2011.

(2)
Represents a total face amount of $175.9 million less a total deferred amount of $17.6 million.

        These debt facilities are described in further detail in Note 7 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof.

Repurchase Agreements and Credit Facilities

        Repurchase obligation financings provide us with a revolving component to our debt structure. Repurchase agreements provide stand alone financing for certain assets and interim, or warehouse financing, for assets that we plan to contribute to our CDOs.

        During the year ended December 31, 2011, we financed the purchase of seven RMBS investments with a repurchase agreement with a financial institution for a total of $30.0 million. During 2011, we paid down the debt by a total of $3.9 million due to principal paydowns received on the RMBS investments, reducing the total debt amount to $26.1 million at December 31, 2011. The facility finances 80% to 90% of the value of each individual investment, has a rolling monthly term, and bears interest at a rate of 125 to 150 basis points over LIBOR. The facility also includes a minimum net worth covenant of $100.0 million and the outstanding balance reflects the seven investments currently financed in the facility.

        In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 275 basis points over LIBOR, required a 1.00% commitment fee upon closing, matures in July 2013 with a one year extension option that requires two 5% paydowns and has warehousing and non-use fees. The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. The facility also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates. At December 31, 2011, the outstanding balance of this facility was $50.0 million.

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

        The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs could be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore are not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. As of April 15, 2011, CDO II reached the end of its replenishment date and will no longer make quarterly amortization payments of $1.2 million to investors as a reduction of the CDO liability and as of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments of $2.0 million to investors. As of January 15, 2012, CDO III has reached the end of its replenishment date. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.

        During the year ended December 31, 2011, we purchased, at a discount, approximately $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by our three CDO issuing entities for a price of $10.4 million from third party investors and recorded a net gain on extinguishment of debt of $10.9 million from these transactions in our 2011 Consolidated Statement of Operations.

        During the year ended December 31, 2010, we purchased, at a discount, approximately $67.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by our three CDO issuing entities for a price of $22.8 million from third party investors except for a $15.0 million Class B note which was purchased from our manager, ACM, for a price of approximately $6.2 million. In 2010, ACM purchased this note from a third party investor for approximately $6.2 million. We recorded a net gain on extinguishment of debt of $44.8 million from these transactions in our 2010 Consolidated Statements of Operations.

        In February 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes. During 2009, our purchase of the approximately $42.8 million of investment grade rated Class B, C, F, G and H notes originally issued by our three CDO issuing entities resulted in a net gain on extinguishment of debt of $31.0 million recorded in our 2009 Consolidated Statement of Operations. The exchange transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $21.6 million remains at December 31, 2011. See "Liquidity and Capital Resources—Junior Subordinated Notes" below.

        The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	For the Year Ended December 31,
	2011		2010		2009
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount(1)	Gain
A2	$—	$—	$7,375,000	$4,683,125	$—	$—
B	5,654,540	2,086,799	35,500,000	20,182,344	4,590,000	3,373,650
C	7,005,291	3,502,815	12,350,132	9,823,405	12,821,021	10,415,770
D	2,433,912	1,428,950	822,216	680,384	—	—
E	2,291,855	1,403,761	1,636,457	1,374,624	—	—
F	3,918,343	2,455,892	5,936,662	4,828,921	5,598,331	4,951,998
G	—	—	4,030,552	3,254,671	6,846,155	4,813,078
H	—	—	—	—	12,921,463	7,471,703

Total	$21,303,941	$10,878,217	$67,651,019	$44,827,474	$42,776,970	$31,026,199

(1)
The CDO bonds acquired during 2009 were re-issued in February 2010 as part of an exchange for the retirement of junior subordinated notes.

        At December 31, 2011, the outstanding note balance under CDO I, CDO II and CDO III was $166.5 million, $292.1 million and $544.0 million, respectively.

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

        The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2011:

			Collateral
	Debt		Loans		Securities			Cash
(Amounts in thousands)	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.49%	$160,435,201	$166,513,982	$329,771,834	$267,636,713	$734,969	$742,602	$737,423	$22,136	$152,303,041
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.83%	285,827,267	292,073,302	443,418,527	380,782,546	10,000,000	2,000,000	2,000,000	17,136,397	131,932,659
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.24%	534,791,657	544,028,109	579,343,579	531,123,295	—	—	—	24,795,495	171,427,137

Total CDOs	$981,054,125	$1,002,615,393	$1,352,533,940	$1,179,542,554	$10,734,969	$2,742,602	$2,737,423	$41,954,028	$455,662,837

        The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2010:

			Collateral
	Debt		Loans		Securities			Cash
(Amounts in thousands)	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.52%	$220,475,564	$226,770,198	$413,724,169	$337,901,200	$—	$—	$—	$474,669	$171,330,710
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.77%	295,530,671	301,999,004	446,125,317	404,475,017	10,000,000	1,000,000	1,000,000	1,529,307	141,439,540
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.77%	532,540,000	542,083,353	609,849,262	561,766,846	—	—	—	49,810	174,133,105

Total CDOs	$1,048,546,235	$1,070,852,555	$1,469,698,748	$1,304,143,063	$10,000,000	$1,000,000	$1,000,000	$2,053,786	$486,903,355

(1)
Amounts include loans to real estate assets consolidated by us that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

(2)
The security with a fair value of $737,423 was rated AAA at December 31, 2011 by Standard & Poor's. The security with a fair value of $2,000,000 was rated CCC- at December 31, 2011 and BB- at December 31, 2010 by Standard & Poor's.

(3)
Represents restricted cash held for reinvestment and/or principal repayments in the CDOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

(4)
Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be "credit risk". Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager's reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

        Our CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. Our CDOs were in compliance with all such covenants as of December 31, 2011 as well as on the most recent determination date in January 2012. In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs. However, we may not have sufficient liquidity available to do so at such time.

        The chart below is a summary of our CDO compliance tests as of the most recent distribution date in January 2012:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization(1)
Current	211.18%	179.31%	107.59%
Limit	184.00%	169.50%	105.60%
Pass / Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	307.53%	468.97%	421.46%
Limit	160.00%	147.30%	105.60%
Pass / Fail	Pass	Pass	Pass

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset's principal balance for purposes of the overcollateralization test, is the lesser of the asset's market value or the principal balance of the defaulted asset multiplied by the asset's recovery rate which is determined by the rating agencies. Rating downgrades of CDO collateral will generally not have a direct impact on the principal balance of a CDO asset for purposes of calculating the CDO's overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CDO vehicle.

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        As of the determination dates in January 2012, October 2011, July 2011, April 2011 and January 2011, our overcollateralization ratios were 211.18%, 207.53%, 196.92%, 185.59% and 185.88%, respectively, for CDO I; 179.31%, 181.78%, 181.74%, 181.74% and 171.81%, respectively, for CDO II; and 107.59%, 108.47%, 109.50%, 109.89% and 109.50%, respectively, for CDO III. The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CDOs prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.

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

        In May 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the "Modification Period"), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above. The 12% increase to the face amount due upon maturity, which had a balance of $17.6 million at December 31, 2011, is being amortized into interest expense over the life of the notes. We also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.

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

        At December 31, 2011 and 2010, the aggregate carrying value under these facilities was $158.3 million and $157.8 million, respectively, with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructure mentioned above, the effective rate was 3.85% at December 31, 2011 and 2010, respectively.

Notes Payable

        At December 31, 2011, notes payable consisted of one note payable and three junior loan participations. The aggregate outstanding balance under these facilities was $85.5 million.

        We have a $50.2 million non-recourse note payable at December 31, 2011 related to a prior year exchange of profits interest transaction. During 2008, we recorded a $49.5 million note payable related to the exchange of our POM profits interest for operating partnership units in Lightstone Value Plus REIT, L.P. The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

        In April 2011, we entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan. The loan was participated out to a subordinate lender at a discount and we received $28.8 million of proceeds. The subordinate lender will receive its proportionate share of the interest received from the loan which has a variable rate of LIBOR plus 4.35% and a maturity of July 2012. We also have the right to sell our $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan is not repaid by July 9, 2012. The outstanding balance of this junior loan participation was $32.0 million at December 31, 2011. In June 2011, we entered into a non-recourse junior loan participation in the amount of $2.0 million on an $11.8 million mezzanine loan. The participation has a 0% rate of interest and a maturity of August 2012. The outstanding balance of this junior loan participation was $2.0 million at December 31, 2011. We also have a third junior loan participation with an outstanding balance at December 31, 2011 of $1.3 million on a $1.3 million bridge loan. Interest expense is based on a portion of the interest received from the loans. Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant's interest in the mortgage loan. Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant. Our obligation to pay interest on participations is based on the performance of the related loan.

        In the first quarter of 2010, we entered into an agreement with Wachovia whereby we could retire all of our $335.6 million of debt outstanding at the time the parties began to negotiate the agreement for a discounted payoff amount of $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility. Upon closing on the discounted payoff agreement on June 30, 2010, we recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of stock warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. In June 2010, we entered into a new $26.0 million term financing agreement with a different financial institution collateralized by two multi-family loans. The maturity date of the facility was in December 2010 and the facility bore an Interest rate of LIBOR plus 500 basis points or Prime plus 500 basis points. We paid a 1% commitment fee upon closing. In October 2010, we repaid the $26.0 million facility. In July 2009, we had amended and restructured our term credit agreements, revolving credit agreement and working capital facility (the "Amended Agreements") with Wachovia. Pursuant to the Amended Agreements, the interest rate for the term loan facility was changed to LIBOR plus 350 basis points from LIBOR plus approximately 200 basis points and the interest rate on the working capital facility was changed to LIBOR plus 800 basis points from LIBOR plus 500 basis points. We had also agreed to pay a commitment fee of 1.00% payable over three years and issued Wachovia 1.0 million warrants at an average strike price of $4.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and were partially amortized into interest expense in the Company's Consolidated Statement of Operations as of the

second quarter of 2010. The remaining portion totaling $0.4 million was expensed as part of the Wachovia discounted payoff gain described above.

        Also, during the second quarter of 2009, we settled a debt repurchase facility resulting in a gain on early extinguishment of the debt of $15.0 million.

Mortgage Note Payable—Real Estate Owned

        During 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by a portfolio of multifamily assets. The real estate investment was classified as real estate owned in our Consolidated Balance Sheet in March 2011. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option. In June 2011, one of the properties in the portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage. The outstanding balance of this mortgage was $53.8 million at December 31, 2011.

Mortgage Note Payable—Held-For-Sale

        During 2010, we assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which we had a $5.6 million junior participation loan secured by an apartment building. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in December 2011. The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option. The outstanding balance of this mortgage was $20.8 million at December 31, 2011.

        During 2008, we assumed a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009. The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at December 31, 2011.

Restrictive Covenants

        Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. We were in compliance with all financial covenants and restrictions at December 31, 2011.

        No payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The Junior Subordinated Indentures are also cross-defaulted with each other.

Cash Flow From Operations

        We continually monitor our cash position to determine the best use of funds to both maximize our return on funds and maintain an appropriate level of liquidity. Historically, in order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments. Consequently, when making distributions in the past, we have borrowed the required funds by drawing on credit capacity available under our credit facilities. Since we have substantially reduced our short-term debt, we may have to maintain adequate liquidity from operations to make any future distributions.

Share Repurchase

        In June 2011, the Board of Directors authorized a stock repurchase plan that enabled us to buy up to 1.5 million shares of our common stock. At management's discretion, shares could be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so. As of December 31, 2011, we repurchased all of the 1.5 million shares of our common stock under this stock repurchase plan at a total cost of $5.7 million and an average cost of $3.83 per share. In December 2011, the Board of Directors authorized a stock repurchase plan that enables us to buy up to 0.5 million shares of our common stock beginning January 3, 2012. At management's discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, the program may be terminated at any time, and will expire on July 3, 2012. As of March 1, 2012, we repurchased 170,170 shares of our common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

        In December 2010, ACM surrendered 701,197 shares of our common stock to us in payment of $3.6 million, or a 50% portion of a $7.3 million related party receivable due for partial payment by December 31, 2010. The related party receivable of $7.3 million resulted from our prepayment of a management fee in August 2008 that was not earned due to a net loss for the twelve month period ended December 31, 2009. In accordance with our management agreement amended in August 2009, at least 25% of the related party receivable was due to be repaid by December 31, 2010 and 50% of the total repayment could be in our common stock. This acquisition of our common stock was recorded as treasury stock and was not part of a publicly announced plan or program.

Contractual Commitments

        As of December 31, 2011, we had the following material contractual obligations (payments in thousands):

	Payments Due by Period(1)
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Repurchase agreements and credit facilities	$26,105	$50,000	$—	$—	$—	$—	$76,105
Collateralized debt obligations(2)	240,908	150,990	202,561	82,310	208,567	117,279	1,002,615
Junior subordinated notes(3)	—	—	—	—	—	175,858	175,858
Notes payable	35,300	—	—	—	50,158	—	85,458
Mortgage note payable—real estate owned(4)	—	—	53,751	—	—	—	53,751
Mortgage note payable—held-for-sale(5)	41,440	20,750	—	—	—	—	62,190
Outstanding unfunded commitments(6)	10,568	4,393	2,405	1,831	744	22	19,963

Totals	$354,321	$226,133	$258,717	$84,141	$259,469	$293,159	$1,475,940

(1)
Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $30.4 million in 2012, $23.8 million in 2013, $19.6 million in 2014, $14.8 million in 2015, $12.0 million in 2016 and $101.6 million thereafter based on current LIBOR rates.

(2)
Comprised of $166.5 million of CDO I debt, $292.1 million of CDO II debt and $544.0 million of CDO III debt with a weighted average remaining maturity of 1.47, 2.85 and 2.48 years, respectively, as of December 31, 2011. The balance of estimated interest due through maturity on

  CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $21.6 million at December 31, 2011. During the year ended December 31, 2011, we repurchased, at a discount, $21.3 million of investment grade notes originally issued by our CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $21.3 million.

(3)
Represents the face amount due upon maturity. The carrying value is $158.3 million, which is net of a deferred amount of $17.6 million at December 31, 2011.

(4)
Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at December 31, 2011.

(5)
Represents a $41.4 million mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in the second quarter of 2012 and a $20.8 million mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010.

(6)
In accordance with certain loans and investments, we have outstanding unfunded commitments of $20.0 million as of December 31, 2011, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $20.0 million outstanding balance at December 31, 2011, our restricted cash balance and CDO III revolver capacity contained approximately $15.6 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Off-Balance-Sheet Arrangements

        At December 31, 2011, we did not have any off-balance-sheet arrangements.

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

        The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. The 2011, 2010 and 2009 base management fees were $8.3 million, $7.6 million and $8.0 million, respectively, and the 2012 base management fee is estimated to be approximately $9.7 million. All origination fees on investments are now retained by us.

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

        The management agreement also allows us to consider, from time to time, the payment of additional "success-based" fees to ACM for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.

        We incurred $8.3 million and $7.6 million of base management fees for services rendered in 2011 and 2010, respectively, and $15.1 million, or $0.60 per basic and diluted common share, of base management fees for services rendered in 2009. The $15.1 million in 2009 consisted of $8.0 million in base management fees, a $3.0 million retroactive payment for 2008 costs, and success-based payments which were paid for the trust preferred and Wachovia debt restructurings totaling $4.1 million. No "success-based" payments were made for the years ended December 31, 2011 and 2010.

        The incentive fee is measured on an annual basis. However, when applicable, we pay the annual incentive fee in quarterly installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the twelve months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive fee are deemed to be an advance subject to potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the amended management agreement. Subject to the ownership limitations in our charter, at least 25% of this incentive fee is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last 20 days of the fiscal quarter for which the incentive fee is being paid. For the twelve month period ending December 31, 2010, ACM earned an incentive management fee of $18.8 million, which was included in due to related party as of December 31, 2010. As provided for in the management agreement, we offset the balance of a 2008 prepaid management fee receivable of $3.6 million as of December 31, 2010, and ACM elected to be paid the remaining incentive management fee in 666,927 shares of our common stock and $11.1 million in cash, which was subsequently remitted in 2011. For the years ended December 31, 2011 and 2009, ACM did not earn an incentive management fee.

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

        The incentive fee is accrued as it is earned. The expense incurred for the incentive fee paid in common stock is determined using the valuation method described above and the quoted market price of our common stock on the last day of each quarter. At December 31 of each year, we remeasure the incentive fee paid to ACM in the form of common stock in accordance with current accounting guidance, which discusses how to determine the expense when certain terms are not known prior to the measurement date. Accordingly, any expense recorded for such common stock is adjusted to reflect the fair value of the common stock on the measurement date when the final calculation of the total incentive fee is determined. In the event that the incentive fee for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund the amount of such overpayment to us in cash regardless of whether such installments were paid in cash or common stock. In such a case, we would record a negative incentive fee expense in the quarter when such overpayment is determined.

Inflation

        Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, the significant decline in interest rates in the past triggered LIBOR floors on certain of our variable rate interest-earning assets. This resulted in an increase in interest rate spreads on certain assets as the rates we pay on variable rate interest-bearing liabilities declined at a greater pace than the rates we earned on our variable rate interest-earning assets. The number of loans impacted by LIBOR floors have significantly decreased over this time as a majority of the loans with such floors were paid off, monetized, modified or restructured. Additionally, we have various fixed rate loans in our portfolio which are financed with variable rate LIBOR borrowings. In connection with these loans, we have entered into various interest swaps to hedge our exposure to the interest rate risk on our variable rate LIBOR borrowings as it relates to certain fixed rate loans in our portfolio. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be affected. See Item 7A—"Quantitative and Qualitative Disclosures about Market Risk."

Related Party Transactions

        Due from related party was approximately $0.7 million and $0.3 million at December 31, 2011 and 2010, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions. In December 2010, ACM surrendered 701,197 shares of our common stock in payment of $3.6 million, or a 50% portion of the $7.3 million receivable related to the exchange of our POM profits interest. The remaining $3.6 million was offset against the 2010 incentive management fee as of December 31, 2010, which is discussed below.

        Due to related party was $2.7 million at December 31, 2011and consisted primarily of base management fees due to ACM, which will be remitted by us in the first quarter of 2012. At December 31, 2010, due to related party was $17.4 million and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, offset by the $3.6 million receivable discussed above, and base management fees of $2.3 million due to ACM, all of which were remitted by us in the first quarter of 2011. ACM elected to be paid the remaining incentive management fee in 666,927 shares of the Company's common stock and $11.1 million in cash. See "Management Agreement" above.

        In December 2011, we completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which we held a $10.9 million interest at December 31, 2011. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020. We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we hold a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity. During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero at December 31, 2011. We record this investment under the equity method of accounting. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.

        During the second quarter of 2011, we originated a mortgage loan to a third party borrower secured by property purchased from ACM, our manager. The loan had an unpaid principal balance of $6.2 million, a maturity date of May 2014 and a variable interest rate of LIBOR plus 6.00%. Upon approving the transaction, the independent directors committee of the Board of Directors required us to sell the loan in 90 days and ACM agreed to guarantee the loan until it was sold. In the third quarter of 2011, the loan was sold to an affiliated entity of Mr. Ivan Kaufman for $6.2 million. Interest income recorded from this loan for the year ended December 31, 2011 was approximately $0.2 million.

        During the second quarter of 2011, we originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of December 31, 2011, of which, one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM, our manager. The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio. The new loan has a maturity date of May 2016 and a variable interest rate of LIBOR plus 4.75%. Interest income recorded from this loan for the year ended December 31, 2011 was approximately $0.8 million.

        During the first quarter of 2011, we originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, our manager, or its affiliate. Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.28% as of December 31, 2011 and were secured by the same property. The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%. The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%. Interest income recorded from these loans for the year ended December 31, 2011 totaled approximately $1.5 million.

        In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. In the third quarter of 2011, ACM sold its investment in this joint venture to an affiliated entity of Mr. Ivan Kaufman for $0.9 million. Interest income recorded from this loan for the years ended December 31, 2011 and 2010 was approximately $0.4 million and $0.1 million, respectively.

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

        We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and his affiliated entities (the "Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our former directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager. ACM currently holds approximately 5.3 million of our common shares, representing 22.0% of the voting power of our outstanding stock as of December 31, 2011.

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

Non-GAAP Financial Measures

Funds from Operations

        We are presenting funds from operations ("FFO") because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs). The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to Arbor Realty Trust, Inc. (computed in accordance with generally accepted accounting principles in the United States ("GAAP")), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated real properties and real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO. In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

        FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

        FFO for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net (loss) income attributable to Arbor Realty Trust Inc	$(40,311,713)	$112,910,211	$(230,631,156)
Subtract:
Gain on sale of real estate held-for-sale	—	(1,331,436)	—
Add:
Loss on impairment of real estate held-for-sale	1,450,000		4,898,295
Depreciation—real estate owned and held-for-sale(1)	5,951,525	570,154	755,704
Depreciation—investment in equity affiliates	331,544	—	419,923

Funds from operations ("FFO")	$(32,578,644)	$112,148,929	$(224,557,234)

Diluted FFO per common share	$(1.30)	$4.36	$(8.87)

Diluted weighted average shares outstanding	24,968,894	25,741,290	25,313,574

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

        GAAP book value per share and adjusted book value per share as of December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
GAAP Arbor Realty Trust, Inc. Stockholders' Equity	$171,126,405	$204,415,381	$96,693,606
Add: 450 West 33rd Street transaction—deferred revenue	77,123,133	77,123,133	77,123,133
Unrealized loss on derivative instruments	45,888,654	50,802,533	47,372,213
Subtract: 450 West 33rd Street transaction—prepaid management fee	(19,047,949)	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Stockholders' Equity	$275,090,243	$313,293,098	$202,141,003

Adjusted book value per share	$11.32	$12.64	$7.96

GAAP book value per share	$7.04	$8.25	$3.81

Common shares outstanding	24,298,140	24,776,213	25,387,410

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

        One month LIBOR approximated 0.30% at December 31, 2011 and 0.26% at December 31, 2010.

        Based on our loans, securities available-for-sale, securities held-to-maturity and liabilities as of December 31, 2011, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.3 million. This is primarily due to a substantial portion of our portfolio having variable interest rates, partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale, securities held-to-maturity and liabilities as of December 31, 2011, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.1 million. This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.

        Based on our loans, securities available-for-sale and liabilities as of December 31, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.7 million. This is primarily due to a substantial portion of our portfolio having variable interest rates, partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale and liabilities as of December 31, 2010, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would decrease our annual net income and cash flows by approximately $0.7 million. This is partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.

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

        As of December 31, 2011 and 2010, we had nine of these interest rate swap agreements outstanding that had combined notional values of $0.9 billion and $1.1 billion, respectively. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point increase in forward interest rates as of December 31, 2011 and 2010, respectively, the value of these interest rate swaps would have decreased by less than $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of December 31, 2011 and 2010, respectively, the value of these interest rate swaps would have increased by less than $0.1 million for both periods.

        We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 24 of these interest rate swap agreements outstanding that had a combined notional value of $515.3 million as of December 31, 2011 compared to 30 interest rate swap agreements outstanding with combined notional values of $639.7 million as of December 31, 2010. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point increase in forward interest rates as of December 31, 2011 and 2010, respectively, the fair market value of these interest rate swaps would have increased by approximately $3.3 million and $4.6 million, respectively. If there were a 25 basis point decrease in forward interest rates as of December 31, 2011 and 2010, respectively, the fair market value of these interest rate swaps would have decreased by approximately $3.3 million and $4.7 million, respectively.

        We also had three LIBOR Caps with a combined notional value of $86.3 million as of December 2011 compared to one LIBOR Cap with a notional value of $7.0 million as of December 2010. If there were a 25 basis point increase in forward interest rates as of December 31, 2011 and 2010, respectively, the value of the LIBOR Caps would have increased by less than $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of December 31, 2011 and 2010, respectively, the value of the LIBOR Caps would have decreased by less than $0.1 million for both periods.

        Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps has declined substantially. As a result, at December 31, 2011 and 2010, we funded approximately $21.9 million and $21.3 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 2, 2012

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$55,236,479	$101,124,564
Restricted cash (includes $65,357,993 and $21,085,664 from consolidated VIEs, respectively)	67,326,530	21,085,664
Loans and investments, net (includes $1,093,893,014 and $1,301,435,584 from consolidated VIEs, respectively)	1,302,440,660	1,414,225,388
Available-for-sale securities, at fair value (includes $2,000,000 and $1,000,000 from consolidated VIEs, respectively)	4,276,368	3,298,418
Securities held-to-maturity, net (includes $742,602 and $0 from consolidated VIEs, respectively)	29,942,108	—
Investment in equity affiliates	60,450,064	65,838,885
Real estate owned, net (includes $83,099,540 and $2,707,479 from consolidated VIEs, respectively)	128,397,612	22,839,480
Real estate held-for-sale, net (includes $2,550,000 and $0 from consolidated VIEs, respectively)	62,084,412	41,440,000
Due from related party (includes $1,217 and $335,048 from consolidated VIEs, respectively)	656,290	335,048
Prepaid management fee—related party	19,047,949	19,047,949
Other assets (includes $11,696,071 and $13,645,594 from consolidated VIEs, respectively)	46,855,858	41,972,532

Total assets	$1,776,714,330	$1,731,207,928

Liabilities and Equity:
Repurchase agreements and credit facilities	$76,105,000	$990,997
Collateralized debt obligations (includes $1,002,615,393 and $1,070,852,555 from consolidated VIEs, respectively)	1,002,615,393	1,070,852,555
Junior subordinated notes to subsidiary trust issuing preferred securities	158,261,468	157,806,238
Notes payable	85,457,708	51,457,708
Mortgage note payable—real estate owned	53,751,004	20,750,000
Mortgage note payable—held-for-sale	62,190,000	41,440,000
Due to related party	2,728,819	17,436,986
Due to borrowers (includes $740,809 and $1,155,095 from consolidated VIEs, respectively)	2,825,636	2,559,388
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $27,839,757 and $34,940,192 from consolidated VIEs, respectively)	82,595,636	84,375,680

Total liabilities	1,603,653,797	1,524,792,685

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 26,778,737 shares issued, 24,298,140 shares outstanding at December 31, 2011 and 25,756,810 shares issued, 24,776,213 shares outstanding at December 31, 2010	267,787	257,568
Additional paid-in capital	455,994,695	450,686,382
Treasury stock, at cost—2,480,597 shares at December 31, 2011 and 980,597 shares at December 31, 2010	(16,416,152)	(10,669,585)
Accumulated deficit	(221,015,880)	(180,689,667)
Accumulated other comprehensive loss	(47,704,045)	(55,169,317)

Total Arbor Realty Trust, Inc. stockholders' equity	171,126,405	204,415,381

Noncontrolling interest in consolidated entity	1,934,128	1,999,862

Total equity	173,060,533	206,415,243

Total liabilities and equity	$1,776,714,330	$1,731,207,928

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
Interest income	$73,867,556	$95,487,325	$117,262,129
Interest expense	51,651,933	62,979,036	80,102,075

Net interest income	22,215,623	32,508,289	37,160,054

Other revenue:
Property operating income	24,168,370	—	—
Other income	188,485	1,069,454	809,808

Total other revenue	24,356,855	1,069,454	809,808

Other expenses:
Employee compensation and benefits	11,195,663	8,059,364	10,154,276
Selling and administrative	7,325,801	6,996,190	10,505,013
Property operating expenses	22,131,787	—	—
Depreciation and amortization	5,189,357	—	—
Other-than-temporary impairment	—	7,004,800	10,260,555
Provision for loan losses (net of recoveries)	38,542,888	82,811,753	241,328,039
Loss on sale and restructuring of loans	5,710,000	7,214,481	57,579,561
Management fee—related party	8,300,000	26,365,448	15,136,170

Total other expenses	98,395,496	138,452,036	344,963,614

Loss from continuing operations before gain on exchange of profits interest, gain on extinguishment of debt, loss on sale of securities, net, loss on termination of swaps, income (loss) from equity affiliates and provision for income taxes	(51,823,018)	(104,874,293)	(306,993,752)
Gain on exchange of profits interest	—	—	55,988,411
Gain on extinguishment of debt	10,878,218	229,321,130	54,080,118
Loss on sale of securities, net	—	(6,989,583)	—
Loss on termination of swaps	—	—	(8,729,408)
Income (loss) from equity affiliates	3,671,386	(1,259,767)	(438,507)

(Loss) income before provision for income taxes	(37,273,414)	116,197,487	(206,093,138)
Provision for income taxes	—	(2,560,000)	—

(Loss) income from continuing operations	(37,273,414)	113,637,487	(206,093,138)

Loss on impairment of real estate held-for-sale	(1,450,000)	—	(4,898,295)
Gain on sale of real estate held-for-sale	—	1,331,436	—
Loss on operations of real estate held-for-sale	(1,372,643)	(1,842,969)	(966,868)

Loss from discontinued operations	(2,822,643)	(511,533)	(5,865,163)

Net (loss) income	(40,096,057)	113,125,954	(211,958,301)
Net income attributable to noncontrolling interest	215,656	215,743	18,672,855

Net (loss) income attributable to Arbor Realty Trust, Inc	$(40,311,713)	$112,910,211	$(230,631,156)

Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.50)	$4.46	$(8.88)
Loss from discontinued operations	(0.11)	(0.02)	(0.23)

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.61)	$4.44	$(9.11)

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.50)	$4.41	$(8.88)
Loss from discontinued operations	(0.11)	(0.02)	(0.23)

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.61)	$4.39	$(9.11)

Weighted average number of shares of common stock outstanding:
Basic	24,968,894	25,424,481	25,313,574

Diluted	24,968,894	25,741,290	25,313,574

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
	2011	2010	2009
Net (loss) income	$(40,096,057)	$113,125,954	$(211,958,301)
Unrealized gain on securities available-for-sale	1,000,000	117,579	—
Unrealized (loss) gain on derivative financial instruments	(20,698,621)	(32,904,534)	4,929,124
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	27,163,893	30,948,743	38,346,443

Comprehensive (loss) income	(32,630,785)	111,287,742	(168,682,734)
Less:
Comprehensive income attributable to noncontrolling interest	215,656	215,743	18,672,855

Comprehensive (loss) income attributable to Arbor Realty Trust, Inc	$(32,846,441)	$111,071,999	$(187,355,589)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Balance—December 31, 2008	25,421,810	$254,218	$447,321,186	(279,400)	$(7,023,361)	$(62,939,722)	$(96,606,672)	$281,005,649	$(10,981)	$280,994,668
Stock-based compensation	245,000	2,450	2,412,346					2,414,796		2,414,796
Issuance of warrants in conjunction with debt restructuring			643,250					643,250		643,250
Distributions—preferred stock of private REIT						(14,500)		(14,500)		(14,500)
Net (loss) income						(230,631,156)		(230,631,156)	18,672,855	(211,958,301)
Distribution to noncontrolling interest									(16,721,510)	(16,721,510)
Unrealized gain on derivative financial instruments							4,929,124	4,929,124		4,929,124
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							38,346,443	38,346,443		38,346,443

Balance—December 31, 2009	25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(293,585,378)	$(53,331,105)	$96,693,606	$1,940,364	$98,633,970
Acquisition of treasury stock				(701,197)	(3,646,224)			(3,646,224)		(3,646,224)
Stock-based compensation	90,000	900	309,600					310,500		310,500
Distributions—preferred stock of private REIT						(14,500)		(14,500)		(14,500)
Net income						112,910,211		112,910,211	215,743	113,125,954
Distribution to noncontrolling interest									(156,245)	(156,245)
Unrealized gain on securities available-for-sale							117,579	117,579		117,579
Unrealized loss on derivative financial instruments							(32,904,534)	(32,904,534)		(32,904,534)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							30,948,743	30,948,743		30,948,743

Balance—December 31, 2010	25,756,810	$257,568	$450,686,382	(980,597)	$(10,669,585)	$(180,689,667)	$(55,169,317)	$204,415,381	$1,999,862	$206,415,243
Issuance of common stock for management fee	666,927	6,669	3,968,213					3,974,882		3,974,882
Purchase of treasury stock				(1,500,000)	(5,746,567)			(5,746,567)		(5,746,567)
Stock-based compensation	355,000	3,550	1,340,100					1,343,650		1,343,650
Distributions—preferred stock of private REIT						(14,500)		(14,500)		(14,500)
Net (loss) income						(40,311,713)		(40,311,713)	215,656	(40,096,057)
Distribution to non-controlling interest									(281,390)	(281,390)
Unrealized gain on securities available-for-sale							1,000,000	1,000,000		1,000,000
Unrealized loss on derivative financial instruments							(20,698,621)	(20,698,621)		(20,698,621)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							27,163,893	27,163,893		27,163,893

Balance—December 31, 2011	26,778,737	$267,787	$455,994,695	(2,480,597)	$(16,416,152)	$(221,015,880)	$(47,704,045)	$171,126,405	$1,934,128	$173,060,533

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
Operating activities:
Net (loss) income	$(40,096,057)	$113,125,954	$(211,958,301)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	5,951,525	570,154	755,703
Stock-based compensation	1,407,700	310,500	2,414,796
Other-than-temporary impairment	—	7,004,800	10,260,555
Gain on exchange of profits interest	—	—	(55,988,411)
Gain on extinguishment of debt	(10,878,218)	(229,321,130)	(54,080,118)
Loss on sale of securities	—	6,989,583	—
Gain on sale of real estate held-for-sale	—	(1,331,436)	—
Provision for loan losses (net of recoveries)	38,542,888	82,811,753	241,328,039
Loss on sale and restructuring of loans	4,710,000	7,214,481	57,579,561
Loss on termination of swaps	—	—	8,729,408
Loss on impairment of real estate held-for-sale	1,450,000	—	4,898,295
Amortization and accretion of interest, fees and intangible asset, net	10,167,955	8,093,907	6,939,180
Change in fair value of non-qualifying swaps	(246,284)	684,368	5,190,704
Incentive compensation to manager—related party	—	18,765,448	—
Deferred tax asset	—	1,710,000	—
(Income) loss from equity affiliates	(3,671,386)	1,259,767	438,507
Changes in operating assets and liabilities:
Other assets	(964,199)	491,761	26,596,827
Distributions of operations from equity affiliates	96,991	67,628	9,879,000
Other liabilities	3,324,496	985,871	(10,700,710)
Change in restricted cash	576,447	—	—
Due to/from related party	(10,761,480)	942,194	4,280,341

Net cash provided by operating activities	$(389,622)	$20,375,603	$46,563,376

Investing activities:
Loans and investments funded, originated and purchased, net	(219,608,438)	(33,098,973)	(8,569,643)
Payoffs and paydowns of loans and investments	157,753,440	182,727,203	123,759,512
Deposits received relating to loan held-for-sale	—	—	20,500,000
Proceeds from sale of loans	45,590,400	39,500,000	32,050,000
Due to borrowers and reserves	(1,397,413)	(217,974)	(8,574,898)
Change in restricted cash	(1,050,000)	—	—
Deferred fees	2,860,067	527,898	2,851,909
Purchases of available-for-sale securities	—	(2,122,050)	—
Purchases of securities held-to-maturity, net	(36,464,628)	(4,481,719)	(12,412,500)
Principal collection on available-for-sale securities	—	172,267	—
Principal collection on securities held-to-maturity, net	6,515,800	99,499	2,710,012
Proceeds from sale of available-for-sale securities	—	36,308,162	—
Proceeds from sale of securities held-to-maturity, net	—	14,370,469	—
Investment in real estate, net	(1,388,695)	12,070	(59,986)
Proceeds from investments in real estate, net	1,497,278	—	—
Proceeds from sale of real estate, net	1,600,000	6,826,992	—
Contributions to equity affiliates	(793,500)	(2,720,040)	(295,330)
Distributions from equity affiliates	4,536,716	435,939	2,614,710

Net cash (used in) / provided by investing activities	$(40,348,973)	$238,339,743	$154,573,786

Financing activities:
Proceeds from loan participations, repurchase agreements, credit facilities and notes payable	110,763,000	26,000,000	33,878,700
Payoffs and paydowns of repurchase agreements and notes payable	(4,848,997)	(192,010,077)	(215,375,061)
Paydowns of mortgage notes payable—real estate owned	(1,600,000)	—	—
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	—	(10,500,122)	(1,265,625)
Payoff of notes payable—related party	—	—	(4,200,000)
Proceeds from collateralized debt obligations	7,800,000	5,500,000	500,000
Payoffs and paydowns of collateralized debt obligations	(64,413,892)	(55,040,288)	(21,307,941)
Change in restricted cash	(45,425,223)	6,849,806	65,283,663
Payments on swaps to hedge counterparties	(15,930,000)	(24,350,000)	(70,320,588)
Receipts on swaps from hedge counterparties	15,280,000	21,960,000	80,345,000
Purchases of treasury stock	(5,746,567)	—	—
Distributions paid to noncontrolling interest	(281,390)	(156,245)	(221,510)
Distributions paid on preferred stock of private REIT	(14,500)	(14,500)	(14,500)
Payment of deferred financing costs	(731,921)	(453,631)	(4,647,066)

Net cash used in financing activities	$(5,149,490)	$(222,215,057)	$(137,344,928)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2011	2010	2009
Net (decrease) increase in cash and cash equivalents	$(45,888,085)	$36,500,289	$63,792,234
Cash and cash equivalents at beginning of period	101,124,564	64,624,275	832,041

Cash and cash equivalents at end of period	$55,236,479	$101,124,564	$64,624,275

Supplemental cash flow information:
Cash used to pay interest	$41,559,813	$51,625,067	$58,428,622

Cash used (refunded) for taxes	$161,185	$930,153	$(354,279)

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate owned, net	$83,099,540	$—	$8,525,428

Investment in real estate, net	$55,351,004	$20,750,000	$—

Assumption of mortgage notes payable—real estate owned	$55,351,004	$20,750,000	$—

Issuance of common stock for management incentive fee	$3,974,882	$—	$—

Investment transferred to real estate held-for-sale, net	$22,094,412	$5,537,501	$41,440,000

Acquisition of tangible asset through restructure of loan	$1,885,284	$—	$—

Extinguishment of notes payable	$—	$159,417,756	$—

Extinguishment of trust preferred securities	$—	$102,110,610	$—

Re-issuance of CDO debt	$—	$42,304,391	$—

Accrual of interest on reissued collateralized debt obligations	$—	$22,941,851	$—

Available-for-sale securities exchanged	$—	$400,000	$—

Investments transferred to available-for-sale securities, at fair value	$—	$35,814,344	$400,000

Unearned discounts recorded on restructured loans	$—	$7,658,598	$—

Repayment of due from related party through acquisition of treasury stock	$—	$3,646,224	$—

Repayment of due from related party through reduction of due to related party	$—	$3,646,224	$—

Loan origination	$—	$—	$500,000

Margin calls applied to repurchase agreements	$—	$—	$4,845,810

Termination of swaps	$—	$—	$17,034,929

Retirement of common equity in trust preferred securities	$—	$—	$7,727,000

Collateral on swaps to hedge counterparties	$—	$—	$(3,500,000)

Issuance of warrants	$—	$—	$643,250

Loan paydowns received by related party	$—	$—	$6,990,698

Reclassification from due to borrowers to loans	$—	$—	$20,684,387

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

December 31, 2011

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

        The Company had 24,298,140 shares outstanding at December 31, 2011 and 24,776,213 shares outstanding at December 31, 2010.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities ("VIEs") of which the Company is the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Current accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its three collateralized debt obligation ("CDO") subsidiaries on its Consolidated Balance Sheets. Entities in which the Company owns a voting interest of 20 percent to 50 percent are accounted for

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

primarily under the equity method. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

        The preparation of consolidated financial statements in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™, the authoritative reference for accounting principles generally acceptable in the United States ("GAAP"), requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the Consolidated Financial Statements, the Company evaluated events subsequent to the balance sheet date of December 31, 2011 through the issuance of the Consolidated Financial Statements.

        Certain prior year amounts have been reclassified to conform to current period presentation. During the third and fourth quarters of 2011, the Company reclassified two real estate investments from real estate owned to real estate held-for-sale, resulting in a reclassification of the operating activity from property operating income and expenses as well as impairment loss to discontinued operations for all prior periods presented. Also, comprehensive (loss) income has been presented in a separate Statement of Comprehensive (Loss) Income and is no longer presented on the Statement of Changes in Stockholders' Equity.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceeds the Federal Deposit Insurance Corporation (FDIC) insurance coverage and the Company believes that this risk is not significant.

Restricted Cash

        At December 31, 2011 and 2010, the Company had restricted cash of $67.3 million and $21.1 million, respectively. Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for the Company's CDOs which will be used to purchase replacement loans as collateral for the CDO that has not reached its replenishment date, unfunded loan commitments, interest payments received from loans and principal repayments for the CDOs that have reached their replenishment dates and are remitted quarterly to the bond holders and the Company in the month following the quarter. As of January 2012, all three of the CDOs have reached the end of their replenishment periods. See Note 7—"Debt Obligations." The Company's real estate owned assets also have restricted cash balances totaling $2.0 million as of December 31, 2011 due to escrow requirements. See Note 6—"Real Estate Owned and Held-For-Sale."

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

Loans, Investments and Securities

        At the time of purchase, the Company designates a security as available-for-sale, held-to-maturity, or trading depending on the Company's ability and intent to hold it to maturity. The Company does not have any securities designated as trading as of December 31, 2011. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss, while securities held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company's ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

        From time to time, the Company may enter into an agreement to sell a loan. These loans are considered held-for-sale and are valued at the lower of the loan's carrying amount or fair value less costs to sell. For the sale of loans, recognition occurs when ownership passes to the buyer.

Impaired Loans, Allowance for Loan Losses, Loss on Sale and Restructuring of Loans and Charge-offs

        The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company evaluates each loan in its portfolio on a quarterly basis. The Company's loans are individually specific and unique as it relates to product type,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure the Company's loans and investments have in relation to the underlying collateral. The Company evaluates all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the borrower's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. The Company utilizes internally developed valuation models and techniques primarily consisting of discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral on an individual loan. The Company may also obtain a third party appraisal, which may value the collateral through an "as-is" or "stabilized value" methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. Included in the evaluation of the capitalization and market discount rates, the Company considers not only assumptions specific to the collateral but also considers geographical and industry trends that could impact the collateral's value.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses. The Company had an allowance for loan losses of $185.4 million at December 31, 2011 relating to 24 loans with an aggregate carrying value, before loan loss reserves, of approximately $285.0 million. At December 31, 2010, the Company had an allowance for loan losses of $205.5 million relating to 30 loans with an aggregate carrying value, before loan loss reserves, of approximately $530.6 million and at December 31, 2009, the Company had an allowance for loan losses of $326.3 million relating to 31 loans with an aggregate carrying value, before loan loss reserves, of approximately $693.7 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

        Loss on restructured loans are recorded when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured. In addition, a gain or loss may be recorded upon the sale of a loan to a third party as a charge to the Consolidated Statement of Operations in the period in which the loan was sold. During the years ended December 31, 2011, 2010 and 2009, the Company recorded loss on sale and restructuring of loans of $5.7 million, $7.2 million and $57.6 million, respectively.

        Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which the Company grants a concession to a borrower or agrees to a discount in full or partial satisfaction of the loan; when the Company takes ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized. For the years ended December 31, 2011, 2010 and 2009, the Company recorded charge-offs to the allowance for loan losses of $58.8 million, $194.9 million and $41.3 million, respectively.

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

        Real estate assets, including assets acquired by foreclosure or through partial or full settlement of mortgage debt, that are operated for the production of income, are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

        The Company's properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

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

Revenue Recognition

        Interest income—Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or "interest" method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of all contractual principal is not probable. Income recognition is resumed when the loan becomes contractually current and performance is resumed. The Company records income on certain impaired loans to the extent cash is received, in which a loan loss reserve has been recorded, as the borrower continues to make interest payments. The Company recorded loan loss reserves related to these loans as it was deemed that full recovery of principal and interest was not probable.

        Several of the Company's loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt. The Company currently has no loans in its portfolio accruing such interest. Therefore, interest income is recorded on all of the Company's loans and investments only to the extent that the current pay rate is received.

        Given the transitional nature of some of the Company's real estate loans, the Company may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. The Company will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. The Company will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. As of December 31, 2011, the Company had total interest reserves of $6.8 million on 34 loans with an aggregate unpaid principal balance of $524.3 million and had three non-performing loans with an aggregate unpaid principal balance of $38.4 million with a funded interest reserve of $0.1 million. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

        Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues for the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. The Company did not record interest income from such investments for the years ended December 31, 2011, 2010 and 2009.

        Property operating income—Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned. The Company recognizes revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the year ended December 31, 2011, the Company recorded approximately $24.2 million of property operating income relating to its real estate owned properties. The Company did not have property operating income in 2010 and 2009. As of December 31, 2011, the Company had two real estate owned properties. This was due to a portfolio of multifamily assets that was purchased by the Company out of bankruptcy and a portfolio of hotel assets that was transferred to the Company by the owner, a creditor trust. Both of these portfolios were acquired in the first quarter of 2011. Additionally, real estate investments were reclassified from real estate owned to real estate held-for-sale in 2011, 2010 and 2009, resulting in the reclassification of all of the operating activity from these properties from property operating income and expenses into discontinued operations for all prior periods. See Note 6—"Real Estate Owned and Held-for-Sale" for further details.

        Other income—Other income represents loan structuring, defeasance, and miscellaneous asset management fees associated with the Company's loans and investments portfolio. The Company recognizes these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

Stock-Based Compensation

        The Company has granted certain of its employees, directors, and employees of ACM, restricted stock awards consisting of shares of the Company's common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to the Company. The Company records stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on the restricted shares as dividends are paid on shares of the Company's common stock whether or not they are vested. Stock-based compensation is disclosed in the Company's Consolidated Statements of Operations under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

Income Taxes

        The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that the Company distributes at least 90% of its taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. The Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by the Company's taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at the Company's election.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

In addition, to the extent the Company's derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss). See "Derivatives and Hedging Activities" below. At December 31, 2011, accumulated other comprehensive loss was $47.7 million and consisted of $48.8 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities. At December 31, 2010, accumulated other comprehensive loss was $55.2 million and consisted of $55.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.1 million unrealized gain related to available-for-sale securities.

Earnings (Loss) Per Share

        The Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower per share amount.

Variable Interest Entities

        The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CDOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, and investments in mortgage related securities were potential VIEs or variable interests in VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 9—"Variable Interest Entities" for further details.

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

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

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

        In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income (loss) for each period until the derivative instrument matures or is settled. In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income (loss). The Company uses derivatives for hedging purposes rather than speculation. See Note 10—"Derivative Financial Instruments" for further details.

Recently Issued Accounting Pronouncements

        In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities which amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting Standards ("IFRS"). This guidance is effective as of the first quarter of 2013 and the Company is currently evaluating the impact it may have on its financial disclosure.

        In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to IFRS disclosure requirements. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders' Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. The guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance is effective as of the first quarter of 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption is permitted. The Company early adopted the guidance, with exception to the disclosure of reclassification adjustments postponed for re-deliberation by the FASB. As the guidance only amends existing disclosure requirements, its adoption did not have a material effect on the Company's Consolidated Financial Statements.

        In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements. The amendments change

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective as of the first quarter of 2012, applied prospectively, and its adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

        In April 2011, the FASB issued updated guidance on the transfer of financial assets which primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements when determining the recognition of a sale. The removal of these criteria will generally result in the assets transferred pursuant to the repurchase agreement being accounted for as a secured borrowing, with both the transferred asset and repurchase liability recorded on the transferor's balance sheet. This guidance is effective as of the first quarter of 2012, applied prospectively to transactions which occur subsequent to the effective date, and its adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

        In April 2011, the FASB issued updated guidance on a creditor's determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring. This guidance was effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption did not have a material effect on the Company's Consolidated Financial Statements.

        In December 2010, the FASB issued updated guidance on business combinations, which clarifies that when pro forma financial information is required, it is to be presented as if the business combination occurred at the beginning of the prior year. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The guidance was effective for business combinations in fiscal years beginning on or after December 15, 2010 and the adoption of this guidance on January 1, 2011 did not have a material effect on the Company's Consolidated Financial Statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which requires a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance was effective as of the fourth quarter of 2010, except for the information related to loans modified in a troubled debt restructuring which was effective as of the third quarter of 2011. As the guidance only amends existing disclosure requirements, its adoption resulted in additional disclosures and did not have a material effect on the Company's Consolidated Financial Statements.

        In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, and its adoption did not have a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2—Summary of Significant Accounting Policies (Continued)

material effect on the Company's Consolidated Financial Statements. The gross presentation of the Level 3 rollforward was required for interim and annual reporting periods beginning after December 15, 2010 and its adoption on January 1, 2011 did not have a material effect on the Company's Consolidated Financial Statements.

Note 3—Loans and Investments

        The following table sets forth the composition of the Company's loan and investment portfolio at December 31, 2011 and December 31, 2010:

	December 31, 2011	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio(2)	Last Dollar LTV Ratio(3)
Bridge loans	$933,033,598	62%	66	4.88%	29.6	0%	80%
Mezzanine loans	187,663,976	12%	27	4.25%	31.7	79%	96%
Junior participation loans	280,945,639	19%	9	3.99%	36.3	60%	81%
Preferred equity investments	100,751,231	7%	17	4.18%	89.0	89%	97%

	1,502,394,444	100%	119	4.59%	35.1	27%	84%

Unearned revenue	(14,571,929)
Allowance for loan losses	(185,381,855)

	$1,302,440,660

	December 31, 2010	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio(2)	Last Dollar LTV Ratio(3)
Bridge loans	$1,070,013,851	66%	54	4.14%	33.0	0%	88%
Mezzanine loans	233,406,411	14%	30	4.83%	32.4	78%	97%
Junior participation loans	240,971,047	15%	12	5.15%	41.5	61%	86%
Preferred equity investments	89,472,959	5%	17	5.68%	72.3	90%	98%

	1,633,864,268	100%	113	4.47%	36.3	30%	89%

Unearned revenue	(14,168,578)
Allowance for loan losses	(205,470,302)

Loans and investments, net	$1,414,225,388

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the Company's portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at the maturity are not included in the weighted average pay rate as shown in the table. At December 31, 2011 and 2010 the Company had no such loans in its portfolio that were currently accruing such interest.

(2)
The "First Dollar LTV Ratio" is calculated by comparing the total of the Company's senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its position.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

(3)
The "Last Dollar LTV Ratio" is calculated by comparing the total of the carrying value of the Company's loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

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

Concentration of Credit Risk

        The Company operates in one portfolio segment, commercial mortgage loans and investments. Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that the unpaid principal balance related to 21 loans with five different borrowers represented approximately 26% of total assets as of December 31, 2011. At December 31, 2010, the unpaid principal balance related to 32 loans with five unrelated borrowers represented approximately 32% of total assets. As of December 31, 2011 and 2010, the Company had 119 and 113 loans and investments, respectively.

        In addition, in 2011 and 2010, no single loan or investment represented 10% of the Company's total assets. In 2011, 2010 and 2009, the Company generated approximately 7%, 7% and 8%, respectively, of revenue from the Chetrit Group L.L.C.

        As a result of the loan review process at December 31, 2011, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $281.1 million and a weighted average loan-to-value ("LTV") ratio of 97%, compared to lower-risk loans with a carrying value, before loan loss reserves, of $1.2 billion and a weighted average LTV ratio of 81%.

        The Company measures its relative loss position for its mezzanine loans, junior participation loans, and preferred equity investments by determining the point where the Company will be exposed to losses based on its position in the capital stack as compared to the fair value of the underlying collateral. The Company determines its loss position on both a first dollar LTV and a last dollar LTV basis. First dollar LTV is calculated by comparing the total of the Company's senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its position. Last dollar LTV is calculated by comparing the total of the carrying value of the Company's loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

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

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class as of December 31, 2011 and 2010 is as follows:

	As of December 31, 2011
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multi-family	$673,570,720	44.8%	3.4	21%	82%
Office	497,422,786	33.1%	3.2	39%	83%
Land	136,110,014	9.1%	4.2	0%	96%
Hotel	135,839,357	9.0%	3.8	46%	87%
Commercial	23,751,567	1.6%	3.0	0%	95%
Retail	21,050,000	1.4%	2.9	0%	66%
Condo	14,650,000	1.0%	3.9	64%	87%

Total	$1,502,394,444	100.0%	3.4	27%	84%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

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

Geographic Concentration Risk

        As of December 31, 2011, 37%, 14%, and 7% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York, California and Florida, respectively. As of December 31, 2010, 38%, 15%, and 12% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York, California and Florida, respectively.

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

        During the year ended December 31, 2011, the Company determined that the fair value of the underlying collateral securing 11 impaired loans with an aggregate carrying value of $109.5 million was less than the net carrying value of the loans, resulting in a $44.8 million provision for loan losses. In addition, during the year ended December 31, 2011, the Company recorded $6.3 million of net recoveries of previously recorded loan loss reserves. These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations. The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $38.5 million for the year ended December 31, 2011. Of the $44.8 million of loan loss reserves recorded during the year ended December 31, 2011, $35.2 million was attributable to loans on which the Company had previously recorded reserves, while $9.6 million of reserves related to other loans in the Company's portfolio. The Company recorded a $100.9 million provision for loan losses during the year ended December 31, 2010 when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing 27 impaired loans with an aggregate carrying value of $455.4 million were less than the net carrying value of the loans. In addition, the Company recorded $18.1 million in net recoveries of previously recorded loan loss reserves, of which $2.9 million was related to two loans in which the underlying properties were sold and the Company provided financing to the new operators. The effect of these recoveries resulted in a provision for loan losses, net of recoveries, of $82.8 million for the year ended December 31, 2010. The Company recorded a $241.3 million provision for loan losses during the year

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

ended December 31, 2009 when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing 33 impaired loans with an aggregate carrying value of $693.7 million were less than the net carrying value of the loans. There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of December 31, 2011, 2010 and 2009.

        At December 31, 2011, the Company had a total of 24 loans with an aggregate carrying value, before loan loss reserves, of $285.0 million for which impairment reserves have been recorded. At December 31, 2010, the Company had a total of 30 loans with an aggregate carrying value, before loan loss reserves, of $530.6 million for which impairment reserves have been recorded. At December 31, 2009, the Company had a total of 31 loans with an aggregate carrying value, before loan loss reserves, of $693.7 million for which impairment reserves have been recorded.

        A summary of the changes in the allowance for loan losses is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Allowance at beginning of the period	$205,470,302	$326,328,039
Provision for loan losses	44,810,000	100,932,519
Charge-offs	(27,062,564)	(194,910,892)
Charge-offs on loans reclassified to real estate owned, net	(31,710,929)	—
Market value adjustments(1)	—	(8,758,598)
Recoveries of reserves	(6,124,954)	(18,120,766)

Allowance at end of the period	$185,381,855	$205,470,302

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

        A summary of charge-offs and recoveries is as follows:

	For the Year Ended
	December 31, 2011	December 31, 2010
Charge-offs:
Multi-family	$(38,308,816)	$(42,721,176)
Office	(7,114,677)	—
Land	—	(38,600,926)
Hotel	(13,350,000)	(91,892,636)
Commercial	—	(13,297,087)
Retail	—	(2,969,737)
Condo	—	(5,429,330)

Total	$(58,773,493)	$(194,910,892)

Recoveries:
Multi-family	$(2,243,197)	$(3,630,226)
Office	(3,881,757)	—
Hotel	—	(14,107,364)
Commercial	—	(2,913)
Retail	—	(380,263)

Total	$(6,124,954)	$(18,120,766)

Net Charge-offs	$(52,648,539)	$(176,790,126)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	3.4%	9.6%

        A summary of the Company's impaired loans by asset class is as follows:

	For the Year Ended December 31, 2011
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$67,195,296	$67,149,845	$57,379,670	$128,883,743	$1,665,703
Office	45,102,262	39,972,420	26,560,000	68,153,802	2,698,846
Land	133,335,376	132,142,122	58,700,000	131,795,519	16,978
Hotel	33,671,507	35,771,507	33,671,515	76,171,507	979,647
Condo	10,000,000	10,000,000	9,070,670	10,000,000	310,142

Total	$289,304,441	$285,035,894	$185,381,855	$415,004,571	$5,671,316

	For the Year Ended December 31, 2010
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$190,572,190	$189,163,526	$77,681,683	$222,921,562	$14,441,677
Office	91,205,342	86,132,382	27,996,434	63,250,888	4,391,819
Hotel	118,671,507	116,643,603	32,021,515	135,026,570	8,479,337
Land	130,255,661	128,686,443	58,700,000	166,491,482	9,312,061
Commercial	—	—	—	19,148,544	—
Condo	10,000,000	10,000,000	9,070,670	12,934,614	330,175
Retail	—	—	—	3,292,818	18,826

Total	$540,704,700	$530,625,954	$205,470,302	$623,066,478	$36,973,895

(1)
Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)
Represents an average of the beginning and ending unpaid principal balance of each asset class.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

        During the year ended December 31, 2011, the Company received $9.4 million in principal payoffs on five loans with a total carrying value of $19.8 million, wrote down four loans with an aggregate carrying value of $61.2 million to $11.3 million, after principal paydowns of $40.3 million and sold a loan to a third party with a carrying value of $7.0 million, which had been fully reserved in a prior period, for $0.2 million. The Company also entered into a $32.0 million non-recourse junior loan participation for $28.8 million on a loan with an unpaid principal balance of $50.0 million and recorded a $2.9 million net non-cash recovery of a previously recorded reserve as well as a $3.2 million charge to interest expense as a result of the amortization of discount on the participation. See Note 7—"Debt Obligations—Notes Payable." The Company recorded charge-offs to reserves of $27.1 million related to these transactions. The Company also charged-off $31.7 million of loan loss reserves related to two loans with carrying values totaling approximately $77.2 million, net of reserves and assumed debt, on properties that were transferred to the Company by the owner, a creditor trust as well as purchased by the Company out of bankruptcy and recorded to real estate owned, net on the Company's Consolidated Balance Sheet in the first quarter of 2011. See Note 6—"Real Estate Owned and Held-For-Sale" for further details. Loss on sale and restructuring of loans of $5.7 million during the year ended December 31, 2011 represents $4.7 million from the sale of a $30.0 million portion of a $67.0 million loan to a third party for $25.3 million as well as $1.0 million from the execution of a forbearance agreement in the first quarter of 2011 on a loan modified in the second quarter of 2011.

        During the year ended December 31, 2010, the Company wrote down six loans with an aggregate carrying value of $122.7 million to $94.3 million, after principal paydowns of $8.8 million, sold two loans with a carrying value of $108.7 million, at a discount, for approximately $60.0 million and received $45.3 million in principal payoffs on eight loans with a total carrying value of $158.2 million. The Company also wrote off two loans with a carrying value of $30.3 million. The Company recorded charge-offs to reserves of $194.9 million, market value adjustments of $8.8 million and loss on sale and restructuring of loans totaling $7.2 million related to these transactions.

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

        In 2010, the Company also reclassified a $5.6 million loan loss reserve related to a junior participation loan on a property that was acquired through deed-in-lieu of foreclosure and recorded to real estate owned, net, on the Company's Consolidated Balance Sheet in the second quarter of 2010, and then terminated the loan and removed the reserve. See Note 6—"Real Estate Owned and Held-For-Sale" for further details.

        As of December 31, 2011, 12 loans with a net carrying value of approximately $15.3 million, net of related loan loss reserves of $42.6 million, were classified as non-performing, of which one loan with a carrying value of $1.4 million did not have a loan loss reserve. Income from non-performing loans is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. Additionally, the Company has five loans with an unpaid principal balance totaling approximately $105.8 million, which mature in March 2012, that are collateralized by a land development project. The loans do not contain a pay rate

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

of interest, but four of the loans with an unpaid principal balance totaling approximately $96.5 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%. During the fourth quarter of 2010, the Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful. The company has recorded cumulative allowances for loan losses of $43.7 million related to these loans as of December 31, 2011. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans. As of December 31, 2010, nine loans with a net carrying value of approximately $25.6 million, net of related loan loss reserves of $54.2 million, were classified as non-performing for which income recognition had been suspended and all nine loans had loan loss reserves. As of December 31, 2009, 13 loans with a net carrying value of approximately $110.8 million, net of related loan loss reserves of $115.0 million, were classified as non-performing. The Company had previously established loan loss reserves on all of these loans.

        A summary of the Company's non-performing loans by asset class as of December 31, 2011 and 2010 is as follows:

	As of December 31, 2011			As of December 31, 2010
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multi-family	$14,328,862	$1,392,325	$12,936,537	$41,236,389	$1,363,097	$39,873,292
Office	14,948,138	6,506,663	8,441,475	9,806,298	—	9,806,298
Land	24,999,972	—	24,999,972	24,999,972	—	24,999,972
Hotel	3,671,507	—	3,671,507	3,671,507	—	3,671,507

Total	$57,948,479	$7,898,988	$50,049,491	$79,714,166	$1,363,097	$78,351,069

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3—Loans and Investments (Continued)

        At December 31, 2011, the Company did not have any loans contractually past due 90 days or more that are still accruing interest. During the year ended December 31, 2011, the Company refinanced and/or modified 12 loans totaling $228.6 million, of which five loans totaling $37.1 million were considered by the Company to be troubled debt restructurings. In addition, the Company had unfunded commitments totaling $0.1 million on modified loans which were considered troubled debt restructurings.

        A summary of loan modifications that the Company considered to be troubled debt restructurings by asset class were as follows:

	For the Twelve Months Ended December 31, 2011
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest
Multi-family	5	$37,063,749	5.91%	$29,222,682	5.63%
Land	6	108,335,376	8.78%	108,335,376	8.78%

Total	11	$145,399,125	8.05%	$137,558,058	8.11%

        There were no loans which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of December 31, 2011 and no additional loans were considered to be impaired due to the Company's troubled debt restructuring analysis for the twelve months ended December 31, 2011. These loans were modified to increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. Loan terms that have been modified have included, but are not limited to interest rate, maturity date and in certain cases, principal amount.

Note 4—Securities

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2011:

	Face Value	Amortized Cost	Beginning Carrying Value	Amortization of Premium	Unrealized Gain / (Loss)	Estimated Fair Value
Common equity securities	$—	$58,789	$176,368	$—	$—	$176,368
Collateralized debt obligation (CDO) bond	10,000,000	1,000,000	1,000,000	—	1,000,000	2,000,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	2,122,050	(22,050)	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$3,298,418	$(22,050)	$1,000,000	$4,276,368

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4—Securities (Continued)

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2010:

	Face Value	Amortized Cost	Beginning Carrying Value	Other-Than- Temporary Impairment	Unrealized Gain / (Loss)	Estimated Fair Value
Common equity securities	$—	$88,184	$88,184	$(29,395)	$117,579	$176,368
Collateralized debt obligation (CDO) bond	10,000,000	7,975,405	7,975,405	(6,975,405)	—	1,000,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,122,050	2,122,050	—	—	2,122,050

Total available-for-sale securities	$12,100,000	$10,185,639	$10,185,639	$(7,004,800)	$117,579	$3,298,418

        The following is a summary of the underlying credit rating of the Company's CDO bond and CMBS investment classified as available-for-sale at December 31, 2011 and 2010:

	At December 31, 2011			At December 31, 2010
Rating(1)	#	Amortized Cost	Percent of Total	#	Amortized Cost	Percent of Total
BB-	-	$—	—	1	$7,975,405	79%
CCC-	2	3,100,000	100%	1	2,122,050	21%

	2	$3,100,000	100%	2	$10,097,455	100%

(1)
Based on the rating published by Standard & Poor's for each security.

        The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which it purchased in 2007 for $16.7 million, and which had a fair value of $0.2 million at December 31, 2011 and 2010. As of December 31, 2011 and 2010, a net unrealized gain of $0.1 million was recorded in accumulated other comprehensive loss related to these securities.

        The Company owns a CDO bond security, purchased at a discount in 2008 for $7.5 million, which bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 40.3 years, but has an estimated remaining life of 4.3 years based on the maturities of the underlying assets. As of the second quarter of 2010, the Company is no longer accreting income on the security which had $2.0 million of original discount and a fair value of $2.0 million at December 31, 2011. As of December 31, 2011, an unrealized gain of $1.0 million was recorded in accumulated other comprehensive loss related to this security.

        The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties. The Company currently has two mezzanine loans with a total carrying value before loan loss reserves of $30.0 million related to this portfolio. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 8.5 years, but has an estimated life of six months based on the extended maturity of the underlying asset and a fair value of $2.1 million at December 31, 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4—Securities (Continued)

        Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. The company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. As of December 31, 2011 and 2010, the CDO bond security available-for-sale has been in a loss position as compared to its original purchase price for more than twelve months. Based on the Company's analysis in 2010, the Company concluded that this CDO bond investment was other-than-temporarily impaired and recorded a $7.0 million impairment charge in 2010 to the Company's Consolidated Statement of Operations which was reclassified from an unrealized loss recorded in accumulated other comprehensive loss due to a reclassification of the security from held-to-maturity to available-for-sale in 2010. During 2009, an other-than-temporary impairment of $9.8 million was recognized upon the reclassification of two securities from held-to-maturity to available-for-sale. During 2010 and 2009, the Company also concluded that the common equity securities were other-than-temporarily impaired based on a market price decrease for more than twelve months and recorded a less than $0.1 million and $0.4 million impairment charge to the 2010 and 2009 Consolidated Statements of Operations, respectively. No impairment was recorded on the Company's available-for-sale securities for the year ended December 31, 2011.

        In 2010, the Company sold three investment grade commercial real estate CDO bonds with an aggregate face value of $44.7 million and an amortized cost of $40.4 million, for $29.9 million, and four CMBS investments, with an aggregate face value of $21.5 million and an amortized cost of $17.3 million, for $20.8 million, and recorded a net loss on sale of securities of $7.0 million in its 2010 Consolidated Statement of Operations. Upon the sale of these securities, the Company reclassified $11.6 million of an $18.6 million net unrealized loss recorded in accumulated other comprehensive loss due to a reclassification of securities from held-to-maturity to available-for-sale in 2010, into loss on sale of securities based on the specific amounts recorded for each investment.

        For the year ended December 31, 2011, the Company amortized less than $0.1 million of premium into interest income from its CMBS investment while no discount was accreted from its CDO bond investment. For the year ended December 31, 2010, the Company accreted approximately $0.8 million of discount into interest income from its CDO bond investments, representing accretion on approximately $7.5 million of total original discount, and approximately $0.1 million of discounts into interest income from its CMBS investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4—Securities (Continued)

        The following is a summary of the Company's securities classified as held-to-maturity at December 31, 2011:

	Face Value	Amortized Cost	Carrying Value	Unrealized Gain / (Loss)	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	$29,192,262	$29,199,506	$29,199,506	$57,285	$29,256,791
Commercial mortgage-backed security (CMBS)	734,969	742,602	742,602	(5,179)	737,423

Total securities held-to-maturity	$29,927,231	$29,942,108	$29,942,108	$52,106	$29,994,214

        The Company had no securities classified as held-to-maturity at December 31, 2010.

        The following is a summary of the underlying credit ratings of the Company's RMBS and CMBS investments held-to-maturity at December 31, 2011:

	At December 31, 2011
Rating(1)	#	Amortized Cost	Percent of Total
AAA	2	$817,810	3%
BB-	2	1,462,483	5%
NR	4	27,661,815	92%

	8	$29,942,108	100%

(1)
Based on the rating published by Standard & Poor's for each security. NR stands for "not rated".

        In 2011, the Company purchased four RMBS investments, at par, for $10.0 million, $15.0 million, $5.0 million and $3.0 million, respectively, and three RMBS investments, at a premium, for $1.6 million, $1.0 million and $0.1 million, respectively, which are collateralized by portfolios of residential properties. During the year ended December 31, 2011, the Company received total principal paydowns of $6.5 million, reducing the total carrying value of the RMBS investments to $29.2 million at December 31, 2011. The RMBS investments bear interest at a weighted average fixed rate of 6.28%, have a weighted average stated maturity of 36.8 years, but have weighted average estimated lives of 2.1 years based on the estimated maturity of the RMBS investments with approximately $10.8 million, $4.8 million and $13.6 million maturing in 2012, 2014 and 2015, respectively, and have a total fair value of $29.3 million at December 31, 2011. The RMBS investments were financed with a repurchase agreement with a financial institution for a total of $30.0 million which finances 80% to 90% of the value of each individual investment. During the year ended December 31, 2011, the Company paid down the debt by $3.9 million due to the principal paydowns received on the RMBS investments, reducing the total debt amount to $26.1 million at December 31, 2011. See Note 7—"Debt Obligations" for further details.

        The Company purchased a CMBS investment, at par, in the fourth quarter of 2011 for $0.7 million, which is collateralized by a portfolio of commercial properties. The CMBS investment bears interest at a fixed rate of 2.95%, has a stated maturity of 15.9 years, but has an estimated life of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4—Securities (Continued)

3.8 years based on the extended maturity of the underlying assets and a fair value of $0.7 million at December 31, 2011.

        Securities held-to-maturity are carried at cost, net of unamortized premiums and discounts. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its cost basis, which may be at maturity. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. As of December 31, 2011 no impairment was recorded on the Company's securities held-to-maturity.

        For the year ended December 31, 2011, less than $0.1 million of premium was amortized from the Company's RMBS investments.

        The weighted average yield on the Company's CDO bond, CMBS and RMBS investments based on their face values was 2.47%, including the amortization of premium, for the year ended December 31, 2011 and 3.34%, including the accretion of discount, for the year ended December 31, 2010.

Note 5—Investment in Equity Affiliates

        As of December 31, 2011 and 2010, the Company had approximately $60.8 million and $65.8 million of investments in equity affiliates, respectively, which are described below:

	Investment in Equity Affiliates at		Unpaid Principal Balance to Equity Affiliates at
Equity Affiliates	December 31, 2011	December 31, 2010	December 31, 2011
930 Flushing & 80 Evergreen	$229,476	$554,476	$23,751,567
450 West 33rd Street	—	—	50,000,000
1107 Broadway	—	5,720,000	—
Alpine Meadows	—	—	—
St. John's Development	—	—	25,000,000
Lightstone Value Plus REIT L.P	55,988,409	55,988,409	—
JT Prime	851,000	851,000	—
West Shore Café	2,053,079	2,147,000	5,000,000
Ritz-Carlton Club	750,000	—	—
Lexford Portfolio	100	—	78,549,600
Issuers of Junior Subordinated Notes	578,000	578,000	—

Total	$60,450,064	$65,838,885	$182,301,167

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

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

        The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively. The bridge loan was extended for two one-year periods and during the second quarter of 2008, the Company was repaid in full. In addition, in August 2005, the joint venture refinanced one of these properties with a $25.0 million amortizing bridge loan provided by the Company. The loan matures in April 2016, has a fixed rate of 6.45%, and has an outstanding principal balance of $23.8 million at December 31, 2011. Proceeds from this loan were used to pay off senior debt as well as the Company's $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million, which was recorded as a return of capital in 2005. During 2008, the Company received a $0.2 million return of capital from contribution made in 2007. In addition, during 2010, the Company contributed an additional $0.1 million of capital, resulting in a balance of $0.6 million at December 31, 2010. In the fourth quarter of 2011, the Company recorded $0.3 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company's 2011 Consolidated Statement of Operations, reducing the balance of the investment to $0.2 million at December 31, 2011.

450 West 33rd Street

        In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property (an office building) to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property's air rights which resulted in the Company retaining an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was allocated to the members in accordance with their ownership percentages. The guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of guaranteed debt. The Company's portion of the guarantee is $76.3 million. The transaction was structured to provide for a tax deferral for an estimated period of seven years. The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt, and $19.0 million as prepaid management fees related to the incentive compensation management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property. See Note 17—"Management Agreement" for further details. In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which has a maturity of July 2012 and bears interest at LIBOR plus 4.35%. In

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

April 2011, the Company entered into a non-recourse junior loan participation in the amount of $32.0 million on the $50.0 million mezzanine loan. The loan was participated out to a subordinate lender at a discount and the Company received $28.8 million of proceeds. The Company also has the right to sell its $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan is not repaid by July 9, 2012. See Note 7—"Debt Obligations" for further details. Additionally, current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the fourth quarter of 2010, the Company recorded an other-than-temporary impairment of $1.1 million for the remaining amount of this investment in loss from equity affiliates in the Company's Consolidated Statements of Operations, reducing the balance of the investment to $0 as of December 31, 2010.

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

        In September 2011, the partnership's interest in the property was sold by the partnership and the Company received $4.5 million related to its interest. As a result, the Company eliminated the investment of $5.7 million as well as the $5.7 million deferred gain related to this asset, and recorded a gain in income from equity affiliates of $3.9 million as well as other liabilities of $0.5 million for estimated additional costs to be incurred in connection with the closing of the transaction. As a result of the recognition of the deferred gain on the sale, the deferred tax asset was recognized and the related valuation allowance was reversed. No deferred tax asset or valuation allowance remains at December 31, 2011 related to this asset.

Alpine Meadows

        In July 2007, the Company invested $13.2 million in exchange for a 39% profits interest with an 18% preferred return in the Alpine Meadows ski resort, which consists of approximately 2,163 total

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

acres in northwestern Lake Tahoe, California. The Company's invested capital represented 65% of the total equity of the transaction and the Company would be allocated 65% of the profits and losses. The Company also provided a $30.5 million first mortgage loan which was extended during 2009 to September 2012 and bore a fixed rate of interest. For the years ended December 31, 2009 and 2008, the Company recorded net income of $1.6 million and $3.1 million in losses from this equity investment, respectively. This amount reflects Arbor's portion of the joint venture's income and losses, net of depreciation expense, and was recorded in income (loss) from equity affiliates and as an increase or reduction to the Company's investment in equity affiliates on the Consolidated Balance Sheet. Current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the second quarter of 2009, the Company recorded an other-than-temporary impairment of $11.7 million for the remaining amount of this investment in loss from equity affiliates in the Company's Consolidated Statements of Operations, reducing the balance of the investment to $0 at December 31, 2009. As a result, no income or loss was recorded for the years ended December 31, 2011 and 2010.

        In the fourth quarter of 2009, the Company decreased the invested capital by $3.0 million to $10.2 million, as well as providing a $0.5 million revolver loan. As a result of this modification, the Company's profits interest was reduced from 39.0% to 35.4% and the invested capital and allocated percentage of profits and losses was reduced from 65.0% to 58.9%. The Company was not required to make additional capital contributions or fund the losses of the entity.

        In the fourth quarter of 2011, the Company received approximately $28.3 million of net proceeds and the title to a parcel of land for the satisfaction of the Company's $31.0 million Alpine Meadows loan and corresponding equity investment. The Company recorded the land at its estimated fair value of $1.9 million in other assets, other assets of $1.2 million and other liabilities of $0.4 million.

        Interest income from the first mortgage loan amounted to $0.9 million, $1.1 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

        The managing member of the investor group is an experienced real estate developer who retains a 50% controlling interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan was recorded as a return of capital and reduction of the Company's equity investment and the loan has a $15.0 million allowance for loan loss recorded against it at December 31, 2011. During the year ended December 31, 2009, the Company received $1.6 million of such interest, reducing the Company's investment to $1.9 million. Current accounting guidance requires the Company's investments in equity affiliates to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the third quarter of 2009, the Company recorded an other-than-temporary impairment of $1.9 million for the remaining amount of the investment which was recorded in loss from equity affiliates in the Company's 2009 Consolidated Statement of Operations. In the fourth quarter of 2009, the Company was able to recover $0.6 million of the loss reducing the balance to $0.1 million at December 31, 2009. In the first quarter of 2010, the Company contributed $0.4 million to this investment and recovered $0.5 million reducing the balance of the investment to $0 at December 31, 2011. The Company is not required to make additional capital contributions or fund the losses of the entity and accounts for this investment under the equity method.

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

        In connection with the agreement, the Company borrowed from Lightstone Value Plus Real Estate Investment Trust, Inc. approximately $33.0 million, which was initially secured by its 16.67% interest in POM, has an eight year term, and bears interest at a fixed rate of 4.00% with payment of the interest deferred until the closing of the transaction. As a result, during the second quarter of 2008, the Company recorded approximately $33.0 million of cash, $49.5 million of debt related to the proceeds received from the loan secured by the consolidated entity's 25% interest in POM, which was recorded in notes payable, a $16.5 million receivable from the third party member share of the consolidated

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

entity's 25% interest, which was recorded in other assets, and a deferred expense related to the incentive management fee of approximately $7.3 million.

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

        In March 2009, the Company exchanged its 16.67% interest in POM for approximately $37.3 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. and the $33.4 million loan is now secured by these preferred and common operating partnership units. The Company accounts for its Lightstone Value Plus REIT L.P. investment under the cost method. In June 2013, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4.00%. The Company retained its 7.5% equity interest in POM. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $2.7 million, $2.7 million and $2.0 million, respectively, of dividends from the preferred and common operating partnership units which were reflected in interest income in the Company's Consolidated Statement of Operations.

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

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

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

        The Company recorded a less than $0.1 million noncontrolling interest in consolidated entity on its Consolidated Balance Sheet at December 31, 2008. Due to the POM transaction in March 2009, the Company recorded an additional $18.7 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million, resulting in a balance of noncontrolling interest in consolidated entity of $1.9 million on its Consolidated Balance Sheet at December 31, 2009. Noncontrolling interest in consolidated entity was $1.9 million and $2.0 million on the Company's Consolidated Balance Sheet at December 31, 2011 and 2010, respectively

        In August 2009, the Company exchanged its remaining 7.5% equity interest in POM for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. JT Prime received preferred and common operating units valued at approximately $17.0 million, as well as additional cash consideration of approximately $4.4 million. As there was no remaining basis in the interest in POM held by the unconsolidated joint venture, the unconsolidated joint venture recorded a gain of $21.4 million equal to the value of the operating partnership units and cash received. In connection with this transaction, JT Prime borrowed approximately $15.3 million from Lightstone Value Plus Real Estate Investment Trust, Inc., which is secured by the preferred and common operating partnership units and has an eight-year term. In August 2014, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4.00%. The unconsolidated joint venture recorded a nominal amount of dividends from the preferred and common operating partnership units and interest expense related to the note. The Company accounts for its investment in JT Prime under the equity method. As a result of this transaction, the Company recorded income from equity affiliates of $10.7 million, representing the Company's share of the net income recorded by the unconsolidated joint venture, in its third quarter 2009 Consolidated Financial Statements. The Company received distributions totaling $9.9 million, representing its share of the proceeds from the note and additional consideration received from Lightstone by the unconsolidated joint venture. As of December 31, 2011, the carrying value of the Company's investment in JT Prime was $0.9 million. The Company has no continuing involvement with POM after the exchange.

West Shore Café

        In August 2010, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California. The Company also provided a $5.5 million first mortgage loan, $5.0 million of which was funded as of December 31, 2011, that matures in August 2013 and bears interest at a yield of 10.5%. During the year ended December 31, 2011, the Company received distributions of approximately $0.1 million related to the preferred return, which were recorded as a return of investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

Ritz-Carlton Club

        In October 2011, the Company invested approximately $0.8 million in exchange for a 19.93% non-controlling interest with a 10.00% return subject to certain conditions in the Ritz-Carlton Club, a condominium project in Lake Tahoe, California.

Lexford Portfolio

        In December 2011, the Company completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which the Company held a $10.9 million interest at December 31, 2011. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020.

        The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company holds a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity. During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero at December 31, 2011. The Company records this investment under the equity method of accounting. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.

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

        In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company's operating partnership for $1.3 million. In addition, in May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company, which were recorded in investment in equity affiliates, in exchange for $268.4 million of newly issued unsecured junior subordinated notes. As a result of these transactions, the Company retired its $7.7 million of common equity and corresponding trust preferred securities reducing its investment in these entities to $0.6 million during the second quarter of 2009. In July 2009, the Company restructured its remaining

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

$18.7 million of trust preferred securities that were not previously exchanged, however, the transaction did not retire the remaining common equity of $0.6 million, which remains as of December 31, 2011. See Note 7—"Debt Obligations" for further information relating to these transactions.

Summarized Financial Information

        The condensed combined balance sheets for the Company's unconsolidated investments in equity affiliates accounted for under the equity method at December 31, 2011 and 2010 are as follows (amounts in thousands):

	December 31,
Condensed Combined Balance Sheets	2011	2010
Assets:
Cash and cash equivalents	$1,832	$4,061
Real estate assets	706,130	351,111
Other assets	39,807	15,060

Total assets	$747,769	$370,232

Liabilities:
Notes payable	$734,140	$311,508
Other liabilities	25,437	14,298

Total liabilities	759,577	325,806

Shareholders' equity Arbor(1)	3,884	9,272
Shareholders' (deficit) equity	(15,692)	35,154

Total shareholders' (deficit) equity	(11,808)	44,426

Total liabilities and deficit	$747,769	$370,232

(1)
Combined with $56.0 million of cost method investments and $0.6 million of equity relating to the issuance of junior subordinated notes, equals $60.5 million and $65.8 million of investment in equity affiliates, at December 31, 2011 and 2010, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5—Investment in Equity Affiliates (Continued)

        The condensed combined statements of operations for the Company's unconsolidated investments in equity affiliates accounted for under the equity method for the years ended December 31, 2011, 2010 and 2009, are as follows (amounts in thousands):

	For the Year Ended
Statements of Operations:	2011		2010		2009
Revenue:
Rental income	$10,626		$3,843		$3,242
Interest income	814		817		21,755
Operating income	13,299		17,249		14,888
Reimbursement income	461		47		32
Other income	3,268		—		2

Total revenues	28,468		21,956		39,919

Expenses:
Operating expenses	16,749		15,335		12,642
Interest expense	6,944		4,118		3,577
Depreciation and amortization	2,725		3,697		4,801
Other expenses	619		418		1,591

Total expenses	27,037		23,568		22,611

Net income (loss)	$1,431		$(1,612)		$17,308

Arbor's Share of net income (loss)	$(218	)(1)	$(123	)(2)	$(439)

(1)
Combined with a $3.9 million gain on the sale of an equity method investment, equals $3.7 million of income from equity affiliates for the year ended December 31, 2011.

(2)
Combined with a $1.1 million impairment of a cost method investment, equals $1.3 million of loss from equity affiliates for the year ended December 31, 2010.

Note 6—Real Estate Owned and Held-For-Sale

Real Estate Owned

        The Company had a $29.8 million loan secured by a portfolio of multifamily assets in various locations of the United States that had a maturity date of June 2010 and a weighted average interest rate of approximately 4.26%. In prior years, the Company established an $18.4 million provision for loan loss related to this portfolio reducing its carrying value to $11.4 million as of December 31, 2010. In March 2011, the Company purchased the portfolio of multifamily assets (the "Multifamily Portfolio") securing this loan out of bankruptcy and assumed a $55.4 million first mortgage loan secured by the portfolio of assets. As of the date of this transaction, as well as at December 31, 2010, the loan was past due and non-performing. The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $65.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer. For the first quarter of 2011, the Company did not record any property operating income or

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6—Real Estate Owned and Held-For-Sale (Continued)

expenses from this portfolio because ownership did not pass to the Company until the end of the quarter and the Company believes that any operating activity that occurred was immaterial to the Company's interim Consolidated Financial Statements. In the second quarter of 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage. No gain or loss was recorded on the transaction as the asset was sold for its historical cost basis. For the year ended December 31, 2011, the Company recorded property operating income of $7.2 million, property operating expense of $7.1 million, which included $1.1 million of interest expense, and depreciation of $2.4 million. At December 31, 2011, this investment's balance sheet was comprised of land, building and an intangible asset, net of accumulated depreciation and amortization, totaling approximately $62.5 million, cash of $0.5 million, restricted cash of $1.2 million due to a first mortgage escrow requirement, other liabilities of $1.1 million and a mortgage note payable of $53.8 million. The Company will finalize the purchase price allocation within one year of the acquisition date.

        As of December 31, 2011, the Company's seven multifamily properties classified as real estate owned had weighted average occupancy rates of approximately 79%.

        The Company had an $85.0 million loan secured by a portfolio of six hotel assets in Florida that had a maturity date of July 2014 and a weighted average interest rate of approximately 3.75%. During 2010, the Company established a $13.4 million provision for loan loss related to this portfolio reducing its carrying value to $71.6 million as of December 31, 2010. In February 2011, the portfolio of hotel assets (the "Hotel Portfolio") securing this loan were transferred to the Company by the owner, a creditor trust. As of the date of this transaction, as well as at December 31, 2010, the loan was contractually current. The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $67.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer. For the year ended December 31, 2011, the Company recorded property operating income of $16.9 million, property operating expense of $15.0 million, and depreciation of $2.8 million. The operating results of the Hotel Portfolio are seasonal with the majority of revenues earned in the first two quarters of the calendar year. At December 31, 2011, this investment's balance sheet was comprised of land, building, net of accumulated depreciation, totaling approximately $65.9 million, cash of $0.5 million, restricted cash of $0.7 million due to an escrow requirement, other assets of $1.8 million, receivable from related party of $0.4 million and other liabilities of $3.3 million. The Company will finalize the purchase price allocation within one year of the acquisition date.

        For the year ended December 31, 2011, the Company's six hotel properties classified as real estate owned had weighted average occupancy rates of approximately 46%.

Real Estate Held-For-Sale

        The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Tucson, Arizona that had a maturity date of July 2012 and bore interest at a fixed rate of 10%. During 2009, the Company established a $5.6 million provision for loan loss related to this property equal to the carrying value of the loan and in the second quarter of 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million interest in a first mortgage loan. The Company recorded this transaction as real estate

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6—Real Estate Owned and Held-For-Sale (Continued)

owned in its Consolidated Financial Statements at a fair value of $20.8 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer. During the fourth quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. The Company will continue to receive cash flows from this property until a sale is completed within one year. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $19.4 million and reclassified property operating income and expenses and impairment loss for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements. In addition, discontinued operations have not been segregated in the Company's Consolidated Statements of Cash Flows. For the years ended December 31, 2011 and 2010, loss from discontinued operations consisted of property operating income of $2.5 million and $1.7 million, respectively, property operating expense of $2.4 million and $2.0 million, respectively, which included $1.3 million and $1.0 million, respectively, of interest expense, and depreciation of $0.7 million and $0.6 million, respectively. At December 31, 2011, this investment's balance sheet was comprised of land and building, net of accumulated depreciation and allowances, totaling approximately $19.4 million, cash of $0.1 million, other assets of $0.6 million, mortgage note payable of $20.8 million and other liabilities of $0.3 million.

        The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company. As a result, during the second quarter of 2009 the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at a fair value of $2.9 million. The carrying value represented the fair value of the underlying collateral at the time of the transfer. During the second quarter of 2011, through site visits and discussion with market participants, the Company determined that the asset exhibited indicators of impairment and performed an impairment analysis. As a result of the impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $0.8 million in the Consolidated Statement of Operations. During the third quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $1.9 million and reclassified property operating income and expenses and impairment loss for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements. In addition, discontinued operations have not been segregated in the Company's Consolidated Statements of Cash Flows. In the fourth quarter of 2011, the Company recorded an additional impairment loss of $0.7 million in the Consolidated Statement of Operations, reducing the carrying value of the investment to $1.2 million at December 31, 2011. The Company will continue to receive cash flows from this property until a sale is completed within one year. For the years ended December 31, 2011, 2010 and 2009, loss from discontinued operations consisted of property operating income of $0.3 million, $0.8 million and $0.7 million, respectively, property operating expense of $1.0 million, $1.5 million and $1.2 million, respectively, and depreciation of less than $0.1 million, respectively. At December 31, 2011, this investment's balance sheet was comprised of land and building, net of accumulated depreciation and allowances totaling approximately $1.2 million, cash of $0.3 million, other assets of $0.1 million and other liabilities of $0.8 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6—Real Estate Owned and Held-For-Sale (Continued)

        The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008 and 2009, the Company recorded a $4.3 million provision for loan loss related to this property reducing the carrying amount to $5.6 million. In August 2009, the Company was the winning bidder at a foreclosure sale of the property securing this loan which was recorded as real estate owned. The carrying value represented the then fair value of the underlying collateral at the time of the sale. During the third quarter of 2010, the Company agreed to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $5.5 million and reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements. In addition, discontinued operations have not been segregated in the Company's Consolidated Statements of Cash Flows. For the years ended December 31, 2010 and 2009, loss from discontinued operations consisted of property operating income of $0.5 million and $0.3 million, respectively, property operating expense of $0.8 million and $0.2 million, respectively, and depreciation of less than $0.1 million and $0.1 million, respectively. The Company sold the property to the third party receiving net proceeds of approximately $6.8 million and recording a gain of $1.3 million to income from discontinued operations in its Consolidated Statement of Operations in October 2010.

        The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%. During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008. In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan, subject to a $41.4 million first mortgage on the property. As a result, during the second quarter of 2008, the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at fair value, which included the Company's $3.5 million carrying value of the mezzanine loan and the $41.4 million first lien mortgage note payable. During the third quarter of 2009, the Company mutually agreed with a first mortgage lender to appoint a receiver to operate the property and the Company is working to assist in the transfer of title to the first mortgage lender. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements, and recorded an impairment loss of $4.9 million in 2009. The Company had originally planned to transfer the property to the first mortgage lender within one year of the date of its designation as held-for-sale, however, due to circumstances beyond the Company's control, the transfer has not been completed within the one year time frame. The Company expects the transfer to be completed in the second quarter of 2012. Based on the facts and circumstances related to this property, the Company will continue to account for this investment as real estate held-for-sale. As of December 31, 2011, this real estate held-for-sale investment consisted of land and building, net of accumulated depreciation of approximately $41.4 million. At December 31, 2011, the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million. The Company did not record interest expense related to the note payable, as the interest expense is non-recourse and the Company is in the process of cooperating with the receiver and the first lien

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6—Real Estate Owned and Held-For-Sale (Continued)

holder in order for the first lien holder to take title to the office building. For the years ended December 31, 2011 and 2010, and since appointment in 2009, the receiver's issued financial statements reported net income for the office building investment held-for-sale. The Company believes these amounts are not realizable at this time and, as such, did not record any income or loss on this held-for-sale investment. For the year ended December 31, 2009, loss from discontinued operations consisted of property operating income of $3.3 million, property operating expense of $3.0 million, depreciation of $0.7 million, and an impairment loss of $4.9 million.

Note 7—Debt Obligations

        The Company utilizes a repurchase agreement, a warehouse credit facility, collateralized debt obligations, junior subordinated notes, a note payable, loan participations and mortgage notes payable to finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company's loans and investments.

Repurchase Agreements and Credit Facilities

        The following table outlines borrowings under the Company's repurchase agreements and credit facilities as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Repurchase agreement, financial institution, rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 1.69%	$26,105,000	$29,192,267	$—	$—
Repurchase agreement, financial institution, expiration June 2011, interest was variable based on one-month LIBOR; the weighted average note rate was 2.80%	—	—	990,997	523,938
Warehousing credit facility, financial institution, $50.0 million committed line, expiration July 2013, interest is variable based on one-month LIBOR, the weighted average note rate was 3.09%	50,000,000	70,192,000	—	—

Total repurchase agreements and credit facilities	$76,105,000	$99,384,267	$990,997	$523,938

        At December 31, 2011 and 2010, the weighted average note rate for the Company's repurchase agreements and credit facilities was 2.61% and 2.80%, respectively. There were no interest rate swaps on these facilities at December 31, 2011 and 2010.

        During the year ended December 31, 2011, the Company financed the purchase of seven RMBS investments with a repurchase agreement with a financial institution for a total of $30.0 million. During

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

the year ended December 31, 2011, the Company paid down the debt by a total of $3.9 million due to principal paydowns received on the RMBS investments, reducing the total debt amount to $26.1 million at December 31, 2011. See Note 4—"Securities" for further details. The facility finances 80% to 90% of the value of each individual investment, has a rolling monthly term, and bears interest at a rate of 125 to 150 basis points over LIBOR. The facility also includes a minimum net worth covenant of $100.0 million and the outstanding balance reflects the seven investments currently financed in the facility.

        In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 275 basis points over LIBOR, required a 1.00% commitment fee upon closing, matures in July 2013 with a one year extension option that requires two 5% paydowns and has warehousing and non-use fees. The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. The facility also has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates. At December 31, 2011, the outstanding balance of this facility was $50.0 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

Collateralized Debt Obligations

        The following table outlines borrowings and the corresponding collateral under the Company's collateralized debt obligations as of December 31, 2011:

			Collateral
	Debt		Loans		Securities			Cash
(Amounts in thousands)	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.49%	$160,435,201	$166,513,982	$329,771,834	$267,636,713	$734,969	$742,602	$737,423	$22,136	$152,303,041
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.83%	285,827,267	292,073,302	443,418,527	380,782,546	10,000,000	2,000,000	2,000,000	17,136,397	131,932,659
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.24%	534,791,657	544,028,109	579,343,579	531,123,295	—	—	—	24,795,495	171,427,137

Total CDOs	$981,054,125	$1,002,615,393	$1,352,533,940	$1,179,542,554	$10,734,969	$2,742,602	$2,737,423	$41,954,028	$455,662,837

        The following table outlines borrowings and the corresponding collateral under the Company's collateralized debt obligations as of December 31, 2010:

			Collateral
	Debt		Loans		Securities			Cash
(Amounts in thousands)	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.52%	$220,475,564	$226,770,198	$413,724,169	$337,901,200	$—	$—	$—	$474,669	$171,330,710
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.77%	295,530,671	301,999,004	446,125,317	404,475,017	10,000,000	1,000,000	1,000,000	1,529,307	141,439,540
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.77%	532,540,000	542,083,353	609,849,262	561,766,846	—	—	—	49,810	174,133,105

Total CDOs	$1,048,546,235	$1,070,852,555	$1,469,698,748	$1,304,143,063	$10,000,000	$1,000,000	$1,000,000	$2,053,786	$486,903,355

(1)
Amounts include loans to real estate assets consolidated by the Company that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

(2)
The security with a fair value of $737,423 was rated AAA at December 31, 2011 by Standard & Poor's. The security with a fair value of $2,000,000 was rated CCC- at December 31, 2011 and BB- at December 31, 2010 by Standard & Poor's.

(3)
Represents restricted cash held for reinvestment and/or principal repayments in the CDOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

(4)
Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be "credit risk". Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager's reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

        At December 31, 2011 and 2010, the aggregate weighted average note rate for the Company's collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 2.23% and 2.63%, respectively. Excluding the effect of swaps, the weighted average note rate at December 31, 2011 and 2010 was 1.14% and 0.86%, respectively.

        On January 19, 2005, the Company completed its first collateralized debt obligation vehicle, issuing to third party investors four tranches of investment grade collateralized debt obligations ("CDO I") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. ("the Issuer"). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. CDO I was replenished with substitute collateral for loans that were repaid during the first four years of CDO I, up until April 2009. Thereafter, the outstanding debt balance is reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is amortized on a level yield basis over the average estimated life of CDO I. As of April 15, 2009, CDO I has reached the end of its replenishment date and will no longer make $2.0 million amortization payments to investors that were made quarterly prior to the replenishment date. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $52.8 million and $28.4 million were distributed in 2011 and 2010, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding note balance for CDO I was $166.5 million and $226.8 million at December 31, 2011 and 2010, respectively.

        On January 11, 2006, the Company completed its second collateralized debt obligation vehicle, issuing to third party investors nine tranches of investment grade collateralized debt obligations ("CDO II") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. ("the Issuer II"). At inception, the Issuer II held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475.0 million, which serve as collateral for CDO II. The Issuer II issued investment grade notes with an initial principal amount of approximately $356.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. CDO II was replenished with substitute collateral for loans that were repaid during the first five years of CDO II, up until April 2011. Thereafter, the outstanding debt balance is reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO II. As of April 15, 2011, CDO II has reached the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

end of its replenishment date and will no longer make $1.2 million amortization payments to investors that were made quarterly prior to the replenishment date. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $1.4 million and $4.7 million were distributed and recorded as a reduction of the CDO II liability during both 2011 and 2010, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding note balance for CDO II was $292.1 million and $302.0 million at December 31, 2011 and 2010, respectively.

        On December 14, 2006, the Company completed its third collateralized debt obligation vehicle, issuing to third party investors ten tranches of investment grade collateralized debt obligations ("CDO III") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. ("the Issuer III"). At inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The ten investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO III was replenished with substitute collateral for loans that were repaid during the first five years up to January 2012. Thereafter, the outstanding debt balance will be reduced as loans are repaid. As of January 15, 2012, CDO III has reached the end of its replenishment date. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO III. The outstanding note balance for CDO III was $544.0 million and $542.1 million at December 31, 2011 and 2010, respectively. CDO III has $100.0 million revolving note class that provides a revolving note facility. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding revolving note facility for CDO III was $100.0 million and $92.2 million at December 31, 2011 and 2010, respectively.

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

        During the year ended December 31, 2011, the Company purchased, at a discount, approximately $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by its three

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

CDO issuing entities for a price of $10.4 million from third party investors and recorded a net gain on extinguishment of debt of $10.9 million from these transactions in its 2011 Consolidated Statement of Operations.

        During the year ended December 31, 2010, the Company purchased, at a discount, approximately $67.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by its three CDO issuing entities for a price of $22.8 million from third party investors, except for a $15.0 million Class B note which was purchased from the Company's manager, ACM, for a price of approximately $6.2 million. In 2010, ACM purchased this note from a third party investor for approximately $6.2 million. The Company recorded a net gain on extinguishment of debt of $44.8 million from these transactions in its 2010 Consolidated Statement of Operations.

        In February 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes. During 2009, the Company's purchase of the approximately $42.8 million of investment grade rated Class B, C, F, G and H notes originally issued by its three CDO issuing entities resulted in a net gain on extinguishment of debt of $31.0 million recorded in its 2009 Consolidated Statement of Operations. The exchange transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company's CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $21.6 million remains at December 31, 2011. See "Junior Subordinated Notes" below for further details.

        The following table sets forth the face amount and gain on extinguishment of the Company's CDO bonds repurchased in the following periods by bond class:

	For the Year Ended December 31,
	2011		2010		2009
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount(1)	Gain
A2	$—	$—	$7,375,000	$4,683,125	$—	$—
B	5,654,540	2,086,799	35,500,000	20,182,344	4,590,000	3,373,650
C	7,005,291	3,502,815	12,350,132	9,823,405	12,821,021	10,415,770
D	2,433,912	1,428,950	822,216	680,384	—	—
E	2,291,855	1,403,761	1,636,457	1,374,624	—	—
F	3,918,343	2,455,892	5,936,662	4,828,921	5,598,331	4,951,998
G	—	—	4,030,552	3,254,671	6,846,155	4,813,078
H	—	—	—	—	12,921,463	7,471,703

Total	$21,303,941	$10,878,217	$67,651,019	$44,827,474	$42,776,970	$31,026,199

(1)
The CDO bonds acquired during 2009 were re-issued in February 2010 as part of an exchange for the retirement of junior subordinated notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

Junior Subordinated Notes

        The following table outlines borrowings under the Company's junior subordinated notes as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	Debt Carrying Value	Debt Carrying Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	$25,203,958	$25,126,543
Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	6,277,218	6,260,453
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,203,958	25,126,543
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	24,573,169	24,497,690
Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	13,121,735	13,086,871
Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	14,100,534	14,062,800
Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	28,327,185	28,251,162
Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	19,087,154	19,034,178
Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,366,557	2,359,998

Total junior subordinated notes	$158,261,468	$157,806,238

        The carrying value under these facilities was $158.3 million and $157.8 million at December 31, 2011 and 2010, which is net of a deferred amount of $17.6 million and $18.1 million, respectively. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

current weighted average note rate was 0.50% at December 31, 2011 and 2010, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.85% at December 31, 2011 and 2010, respectively. The impact of these variable interest entities with respect to consolidation is discussed in Note 9—"Variable Interest Entities."

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

        In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the "Modification Period"). Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in February 2010 mentioned above. The 12% increase to the face amount due upon maturity, which had a balance of $17.6 million at December 31, 2011, is being amortized into expense over the life of the notes. The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.

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

        The junior subordinated notes are unsecured, have original maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, are not redeemable during the first two years. In connection with the issuance of the original variable rate junior subordinated notes, the Company had entered into various interest rate swap agreements which were subsequently terminated upon the exchange discussed above, resulting in a loss on termination of swaps of $8.7 million in 2009. See Note 10—"Derivative Financial Instruments" for further information relating to these derivatives.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

        In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company's operating partnership for $1.3 million. In 2009, ACM purchased these notes from third party investors for $1.3 million. The Company recorded a net gain on extinguishment of debt of $8.1 million and a reduction of outstanding debt totaling $9.4 million from this transaction in the Company's 2009 Consolidated Financial Statements. In connection with this transaction, during the second quarter of 2009, the Company retired approximately $0.3 million of common equity related to these junior subordinated notes.

Notes Payable

        The following table outlines borrowings under the Company's notes payable as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$50,157,708	$55,988,411	$50,157,708	$55,988,411
Junior loan participation, maturity of July 2012, secured by the Company's interest in a mezzanine loan with a principal balance of $32.0 million, participation interest was based on a portion of the interest received from the loan which has a variable rate of LIBOR plus 4.35%	32,000,000	32,000,000	—	—
Junior loan participation, maturity of August 2012, secured by the Company's interest in a mezzanine loan with a principal balance of $11.8 million. The participation has a 0% rate of interest	2,000,000	2,000,000	—	—
Junior loan participation, secured by the Company's interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$85,457,708	$91,288,411	$51,457,708	$57,288,411

        At December 31, 2011 and 2010, the aggregate weighted average note rate for the Company's notes payable was 4.14% and 3.95%, respectively. There were no interest rate swaps on the notes payable at December 31, 2011 and 2010.

        In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company's profits interest in POM for operating partnership units in Lightstone Value Plus REIT, L.P. The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company's interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company's investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. In March 2009, the Company also

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

recorded a gain on exchange of profits interest of $56.0 million. See Note 5—"Investment in Equity Affiliates" for further details. At December 31, 2011, the outstanding balance of this note was $50.2 million.

        In April 2011, the Company entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan. The loan was participated out to a subordinate lender at a discount and the Company received $28.8 million of proceeds. The subordinate lender will receive its proportionate share of the interest received from the loan, which has a variable rate of LIBOR plus 4.35% and a maturity of July 2012. The Company also has the right to sell its $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan is not repaid by July 9, 2012. The outstanding balance of this junior loan participation was $32.0 million at December 31, 2011. In June 2011, the Company entered into a non-recourse junior loan participation in the amount of $2.0 million on an $11.8 million mezzanine loan. The participation has a 0% rate of interest and a maturity of August 2012. The outstanding balance of this junior loan participation was $2.0 million at December 31, 2011. The Company also has a third junior loan participation with an outstanding balance at December 31, 2011 of $1.3 million on a $1.3 million bridge loan. Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant's interest in the mortgage loan. Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant. The Company's obligation to pay interest on the participation is based on the performance of the related loan.

        In the first quarter of 2010, the Company entered into an agreement with Wachovia Bank, National Association, owned by Wells Fargo, National Association ("Wachovia") whereby the Company could retire all of its $335.6 million of debt outstanding at the time the parties began to negotiate the agreement for a discounted payoff amount of $176.2 million, representing 52.5% of the face amount of the debt. The $335.6 million of indebtedness was comprised of $286.1 million of term debt and a $49.5 million working capital facility. Upon closing on the discounted payoff agreement on June 30, 2010, the Company recorded a $158.4 million gain to its 2010 Consolidated Statement of Operations, net of $0.4 million of stock warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. In June 2010, the Company entered into a new $26.0 million term financing agreement with a different financial institution collateralized by two multi-family loans. The maturity date of the facility was in December 2010 and the facility bore an Interest rate of LIBOR plus 500 basis points or Prime plus 500 basis points. The Company paid a 1% commitment fee upon closing. In October 2010, the Company repaid the $26.0 million facility. In July 2009, the Company had amended and restructured its term credit agreements, revolving credit agreement and working capital facility (the "Amended Agreements") with Wachovia. Pursuant to the Amended Agreements, the interest rate for the term loan facility was changed to LIBOR plus 350 basis points from LIBOR plus approximately 200 basis points and the interest rate on the working capital facility was changed to LIBOR plus 800 basis points from LIBOR plus 500 basis points. The Company had also agreed to pay a commitment fee of 1.00% payable over three years and issued Wachovia 1.0 million warrants at an average strike price of $4.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and were partially amortized into interest expense in the Company's Consolidated Statement of Operations as of the second quarter of 2010. The remaining

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

portion totaling $0.4 million was expensed as part of the Wachovia discounted payoff gain above. See Note 13—"Equity—Warrants" for further details.

        Also, during the second quarter of 2009, the Company settled a debt repurchase facility resulting in a gain on early extinguishment of the debt of $15.0 million.

Mortgage Notes Payable—Real Estate Owned

        During 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by a portfolio of multifamily assets. The real estate investment was classified as real estate owned in the Company's Consolidated Balance Sheet in March 2011. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option. In June 2011, one of the properties in the portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million at December 31, 2011.

Mortgage Note Payable—Held-For-Sale

        During 2010, the Company assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which the Company had a $5.6 million junior participation loan secured by an apartment building. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in December 2011. The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option. The outstanding balance of this mortgage was $20.8 million at December 31, 2011.

        During 2008, the Company assumed a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan. The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009. The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012. The outstanding balance of this mortgage was $41.4 million at December 31, 2011.

        The total outstanding balance of these mortgages was approximately $62.2 million and $41.4 million at December 31, 2011 and 2010, respectively.

Debt Covenants

        The Company's debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. The Company was in compliance with all financial covenants and restrictions at December 31, 2011.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

The Company's CDOs were in compliance with all such covenants as of December 31, 2011, as well as on the most recent determination date in January 2012. In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs. However, the Company may not have sufficient liquidity available to do so at such time.

        The chart below is a summary of the Company's CDO compliance tests as of the most recent determination date in January 2012:

Cash Flow Triggers	CDO I	CDO II	CDO III
Overcollateralization(1)
Current	211.18%	179.31%	107.59%
Limit	184.00%	169.50%	105.60%
Pass / Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	307.53%	468.97%	421.46%
Limit	160.00%	147.30%	105.60%
Pass / Fail	Pass	Pass	Pass

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset's principal balance for purposes of the overcollateralization test is the lesser of the asset's market value or the principal balance of the defaulted asset multiplied by the asset's recovery rate which is determined by the rating agencies. Rating downgrades of CDO collateral will generally not have a direct impact on the principal balance of a CDO asset for purposes of calculating the CDO's overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CDO vehicle.

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

        As of the determination dates in January 2012, October 2011, July 2011, April 2011 and January 2011, the Company's overcollateralization ratios were 211.18%, 207.53%, 196.92%, 185.59% and 185.88%, respectively, for CDO I; 179.31%, 181.78%, 181.74%, 181.74% and 171.81%, respectively, for CDO II; and 107.59%, 108.47%, 109.50%, 109.89% and 109.50%, respectively, for CDO III. The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CDOs

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7—Debt Obligations (Continued)

prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.

        Also, no payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee. The Junior Subordinated Indentures are also cross-defaulted with each other.

Note 8—Noncontrolling Interest

        Noncontrolling interest in a consolidated entity on the Company's Consolidated Balance Sheet, with a balance of $1.9 million and $2.0 million as of December 31, 2011 and 2010, respectively, represents a third party's interest in the equity of a consolidated subsidiary, and is related to the POM transaction discussed in Note 5—"Investment in Equity Affiliates." For the years ended December 31, 2011 and 2010, the Company recorded net income of $0.2 million, as well as distributions of $0.3 million, attributable to the noncontrolling equity interest. As a result of the POM transaction in March 2009, the Company recorded $18.7 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.7 million in 2009.

Note 9—Variable Interest Entities

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

        A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company's involvement with VIEs primarily affects its financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with its derivative instruments.

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

December 31, 2011

Note 9—Variable Interest Entities (Continued)

equity interests in these CDOs have been eliminated, and the Consolidated Balance Sheet reflects both the assets held and debt issued by the CDOs to third parties. The Company's operating results and cash flows include the gross amounts related to CDO assets and liabilities as opposed to the Company's net economic interests in the CDO entities.

        Assets held by the CDOs are restricted and can be used only to settle obligations of the CDOs. The liabilities of the CDOs are non-recourse to the Company and can only be satisfied from each CDO's respective asset pool. Assets and liabilities related to the CDOs are disclosed parenthetically, in the aggregate, in the Company's Consolidated Balance Sheets. See Note 7—"Debt Obligations" for further details.

        The Company is not obligated to provide, has not provided, and does not intend to provide financial support to any of the consolidated CDOs.

Unconsolidated VIEs

        The Company determined that it is not the primary beneficiary of 47 VIEs in which it has a variable interest as of December 31, 2011 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance. VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $644.2 million and exposure to real estate debt of approximately $5.7 billion at December 31, 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9—Variable Interest Entities (Continued)

        The following is a summary of the Company's variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of December 31, 2011:

Type	Origination Date	Carrying Amount(1)	Property	Location
Loan and investment	Dec - 03	$50,000,000	Office	New York
Loan	Jan - 06	1,355,613	Multifamily	New York
Loan	Mar - 06	9,876,179	Office	Pennsylvania
Loan	Jun - 06	107,142,150	Land	California
Loan	Aug - 06	5,447,637	Multifamily	Indiana
Loan	Sep - 06	2,800,000	Office	Rhode Island
Loan	Oct - 06	1,361,311	Multifamily	South Carolina
Loan	Oct - 06	2,047,183	Multifamily	North Carolina
Loan	May - 08	5,699,328	Multifamily	Florida
Loan	Dec - 06	62,563,018	Multifamily	New York
Loan	Jan - 07	4,048,626	Multifamily	Texas
Loan	Mar - 07	1,878,420	Office	South Carolina
Loan	Mar - 07	37,023,888	Office	New York
Loan	Feb - 07	46,994,764	Multifamily	Florida
Loan	Mar - 07	1,994,965	Multifamily	Florida
Loan	Mar - 07	3,671,507	Hotel	Arizona
Loan	Jun - 07	4,144,541	Multifamily	Michigan
Loan	Jul - 07	9,891,851	Multifamily	Texas
Loan	Jul - 07	8,565,779	Multifamily	Texas
Loan	Jul - 07	4,209,691	Multifamily	Texas
Loan	Feb - 08	51,699,923	Multifamily	California
Loan	May - 06	10,000,000	Condo	California
Loan	Aug - 07	5,942,190	Multifamily	Florida
Loan	Dec - 06	32,007,719	Multifamily	Various
Loan	Dec - 06	24,999,972	Land	Florida
Loan	Jun - 06	1,874,150	Multifamily	Texas
Loan	Aug - 10	7,026,864	Hotel	California
Loan	Dec - 10	6,841,610	Multifamily	Texas
Loan	Jan - 11	1,928,195	Multifamily	Texas
Loan	Apr - 11	1,884,283	Multifamily	New York
Loan	Feb - 06	1,903,094	Multifamily	Indiana
Loan	Nov - 08	4,667,864	Multifamily	Connecticut
Loan	Nov - 11	3,933,570	Office	Texas
Loan	Nov - 11	5,600,000	Multifamily	Indiana
Loan and investment	Dec - 11	78,599,214	Multifamily	Various
Investment	May - 08	2,000,000	CDO bond	N/A
Investment	Dec - 10	2,100,000	CMBS	N/A
Investment	Jul - 11	591,292	RMBS	N/A
Investment	Jul - 11	2,102,963	RMBS	N/A
Investment	Oct - 11	7,177,461	RMBS	N/A
Investment	Oct - 11	13,602,894	RMBS	N/A
Investment	Nov - 11	4,778,497	RMBS	N/A
Investment	Dec - 11	75,208	RMBS	N/A
Investment	Dec - 11	871,190	RMBS	N/A
Investment	Nov - 11	742,603	CMBS	N/A
Investment	Apr - 05	187,000	Junior subordinated notes(2)	N/A
Investment	Jun - 06	391,000	Junior subordinated notes(2)	N/A

Total		$644,245,207

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9—Variable Interest Entities (Continued)

(1)
Represents the carrying amount of loans and investments before reserves. The Company's maximum exposure to loss would not exceed the carrying amount of its investment. At December 31, 2011, $206.9 million of loans to VIEs had corresponding loan loss reserves of approximately $122.7 million and $42.7 million of loans to VIEs were related to loans classified as non-performing. See Note 3—"Loans and Investments" for further details.

(2)
These entities that issued the junior subordinated notes are VIEs. It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since the Company's investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 10—Derivative Financial Instruments

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

        In connection with the Company's interest rate risk management, the Company periodically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts. Specifically, the Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its expected cash receipts and its expected cash payments principally related to its investments and borrowings. The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has entered into various interest rate swap agreements to hedge its exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index; and (iii) use of LIBOR rate caps in loan agreements.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10—Derivative Financial Instruments (Continued)

        The following is a summary of the derivative financial instruments held by the Company as of December 31, 2011 and 2010 (dollars in thousands):

		Notional Value						Fair Value
Designation\Cash Flow	Derivative	Count	December 31, 2011	Count	December 31, 2010	Expiration Date	Balance Sheet Location	December 31, 2011	December 31, 2010
Non-Qualifying	Basis Swaps	9	$854,079	9	$1,056,851	2012 - 2015	Other Assets	$1,563	$1,306

Non-Qualifying	LIBOR Caps	2	$13,000	1	$7,000	2012 - 2013	Other Assets	$1	$12

Qualifying	LIBOR Cap	1	$73,301	—	$—	2013	Other Assets	$1	$—

Qualifying	Interest Rate Swaps	24	$515,327	30	$639,696	2012 - 2017	Other Liabilities	$(45,890)	$(50,803)

        The fair value of Non-Qualifying Basis Swap Hedges was $1.6 million and $1.3 million as of December 31, 2011 and 2010, respectively, and was recorded in other assets in the Consolidated Balance Sheets. These basis swaps are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. The fair value of the Non-Qualifying LIBOR Cap Hedges was less than $0.1 million at December 31, 2011 and 2010, and was recorded in other assets in the Consolidated Balance Sheets. The Company entered into these hedges in the fourth quarter of 2010 and the first quarter of 2011 due to loan agreements which required LIBOR Caps of 1% to 2%. In addition, during the year ended December 31, 2011, the notional value on four basis swaps decreased by approximately $202.8 million pursuant to the contractual terms of the respective swap agreements. During the year ended December 31, 2010, the notional value of one basis swap decreased by approximately $4.9 million pursuant to the contractual terms of the swap agreement. For the years ended December 31, 2011, 2010 and 2009, the change in fair value of the Non-Qualifying Swaps was $0.2 million, $(0.7) million and $(5.2) million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

        The fair value of Qualifying Interest Rate Swap Cash Flow Hedges as of December 31, 2011 and 2010 was $(45.9) million and $(50.8) million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets. The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the year ended December 31, 2011, the Company entered into a LIBOR Cap with a notional value of approximately $73.3 million that qualifies as a cash flow hedge. The fair value of the Qualifying LIBOR Cap Hedge was less than $0.1 million at December 31, 2011 and was recorded in other assets in the Consolidated Balance Sheet. The Company entered into this hedge in the first quarter of 2011 due to a loan agreement which required a LIBOR Cap of 2%. In addition, during the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10—Derivative Financial Instruments (Continued)

year ended December 31, 2011, the notional values on two interest rate swaps decreased by approximately $14.2 million pursuant to the contractual terms of the respective swap agreements and six interest rate swaps matured with a combined notional value of approximately $111.3 million. During the year ended December 31, 2010, the Company entered into two new interest rate swaps that qualify as cash flow hedges with a combined notional value of approximately $7.5 million, the notional value on two interest rate swaps decreased by approximately $43.2 million pursuant to the contractual terms of the respective swap agreements, and six interest rate swaps matured with a combined notional value of approximately $34.9 million. As of December 31, 2011, the Company expects to reclassify approximately $(15.8) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

        Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. As of December 31, 2011 and 2010, the Company has a net deferred loss of $2.9 million and $4.5 million, respectively, in accumulated other comprehensive loss. The Company recorded $1.8 million, $1.7 million and $1.1 million as additional interest expense related to the amortization of the loss for the years ended December 31, 2011, 2010 and 2009, respectively, and $0.2 million, $0.2 million and $0.3 million as a reduction to interest expense related to the accretion of the net gains for the years ended December 31, 2011, 2010 and 2009, respectively. The Company expects to record approximately $0.7 million of net deferred loss to interest expense over the next twelve months. The Company also recorded a loss of $8.7 million on the termination of the interest rate swaps related to the restructured trust preferred securities directly to loss on terminated swaps in 2009 as the interest rate swaps were determined to no longer be effective or necessary due to the modified interest payment structure of the newly issued unsecured junior subordinated notes.

        The following table presents the effect of the Company's derivative financial instruments on the Statements of Operations as of December 31, 2011, 2010 and 2009 (dollars in thousands):

		Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Terminated Swaps (Ineffective Portion) For the Year Ended December 31,			Amount of Gain or (Loss) Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,
Designation\Cash Flow	Derivative	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Non-Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$—	$—	$—	$—	$—	$827	$(94)	$2,538

Qualifying	Interest Rate Swaps / Cap	$6,465	$(1,956)	$43,276	$(27,163)	$(30,949)	$(29,616)	$—	$—	$(8,730)	$—	$—	$—

        The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of December 31, 2011 and 2010 of approximately $(48.8) million and $(55.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(45.9) million and $(50.8) million, respectively, deferred losses on terminated interest swaps of $(3.7) million and $(5.5) million as of December 31, 2011 and 2010, respectively, and deferred net gains on

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10—Derivative Financial Instruments (Continued)

termination of interest swaps of $0.8 million and $1.0 million as of December 31, 2011 and 2010, respectively.

        The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2011 and 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(22.0) million and $(21.1) million, respectively. As of December 31, 2011 and 2010, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $21.9 million and $21.3 million, respectively, which is recorded in other assets in the Company's Consolidated Balance Sheets.

Note 11—Fair Value

Fair Value of Financial Instruments

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of the Company's financial instruments as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$1,302,440,660	$1,262,157,792	$1,414,225,388	$1,185,144,418
Available-for-sale securities	4,276,368	4,276,368	3,298,418	3,298,418
Securities held-to-maturity, net	29,942,108	29,994,214	—	—
Derivative financial instruments	1,565,063	1,565,063	1,317,895	1,317,895
Financial liabilities:
Repurchase agreements and credit facilities	$76,105,000	$75,976,340	$990,997	$984,662
Collateralized debt obligations	1,002,615,393	606,929,771	1,070,852,555	613,631,643
Junior subordinated notes	158,261,468	48,464,677	157,806,238	48,328,132
Notes payable	85,457,708	78,860,307	51,457,708	44,612,375
Mortgage note payable—real estate owned	53,751,004	51,251,004	20,750,000	20,280,173
Mortgage note payable—held-for-sale	62,190,000	61,957,869	41,440,000	40,781,746
Derivative financial instruments	45,889,539	45,889,539	50,802,533	50,802,533

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

December 31, 2011

Note 11—Fair Value (Continued)

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

        Securities held-to-maturity, net:    Fair values are approximated based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

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

December 31, 2011

Note 11—Fair Value (Continued)

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

        The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2011:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities(1)	$4,276,368	$4,276,368	$176,368	$—	$4,100,000
Derivative financial instruments	1,565,063	1,565,063	—	1,565,063	—
Financial liabilities:
Derivative financial instruments	$45,889,539	$45,889,539	$—	$45,889,539	$—

(1)
For the year ended December 31, 2011, the Company's equity securities available-for-sale were measured using Level 1inputs and the Company's CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11—Fair Value (Continued)

        Available-for-sale securities:    Fair values are approximated on current market quotes received from financial sources that trade such securities. The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs. The fair values of certain CMBS and CDO securities are estimated by the Company using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

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

        The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale Securities
Balance as of December 31, 2010	$3,122,050
Adjustments to fair value:
Amortization of premium(1)	(22,050)
Unrealized gain(2)	1,000,000

Balance as of December 31, 2011	$4,100,000

(1)
Amortization of premium is recorded in interest expense on the Consolidated Statements of Operations.

(2)
Unrealized gain is recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11—Fair Value (Continued)

        The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis, such as impaired loans and real estate investments. The fair value of these financial assets was determined using the following inputs as of December 31, 2011:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$99,654,039	$113,904,461	$—	$—	$113,904,461
Non-financial assets:
Real estate held-for-sale investment(2)	$1,245,946	$1,245,946	$—	$—	$1,245,946

(1)
The Company had an allowance for loan losses of $185.4 million relating to 24 loans with an aggregate carrying value, before loan loss reserves, of approximately $285.0 million at December 31, 2011.

(2)
During the second quarter of 2011, the Company recorded an impairment loss of $0.8 million in the Consolidated Statement of Operations related to its hotel investment located in St. Louis, which at the time was classified as a real estate owned asset. During the third quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $1.9 million. In the fourth quarter of 2011, the Company recorded an additional impairment loss of $0.7 million in the Consolidated Statement of Operations, reducing the carrying value of the investment to $1.2 million at December 31, 2011, which approximated its estimated fair value, less costs to sell.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 12—Commitments and Contingencies

        As of December 31, 2011, the Company had the following material contractual obligations (dollars in thousands):

	Payments Due by Period(1)
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Repurchase agreements and credit facilities	$26,105	$50,000	$—	$—	$—	$—	$76,105
Collateralized debt obligations(2)	240,908	150,990	202,561	82,310	208,567	117,279	1,002,615
Junior subordinated notes(3)	—	—	—	—	—	175,858	175,858
Notes payable	35,300	—	—	—	50,158	—	85,458
Mortgage note payable—real estate owned(4)	—	—	53,751	—	—	—	53,751
Mortgage note payable—held-for-sale(5)	41,440	20,750	—	—	—	—	62,190

Totals	$343,753	$221,740	$256,312	$82,310	$258,725	$293,137	$1,455,977

(1)
Represents principal amounts due based on contractual maturities.

(2)
Comprised of $166.5 million of CDO I debt, $292.1 million of CDO II debt and $544.0 million of CDO III debt with a weighted average remaining maturity of 1.47, 2.85 and 2.48 years, respectively, as of December 31, 2011. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $21.6 million at December 31, 2011. During the year ended December 31, 2011, the Company repurchased, at a discount, $21.3 million of investment grade notes originally issued by the Company's CDO I, CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $21.3 million.

(3)
Represents the face amount due upon maturity. The carrying value is $158.3 million, which is net of a deferred amount of $17.6 million at December 31, 2011.

(4)
Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at December 31, 2011.

(5)
Represents a $41.4 million mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale that is expected to be transferred to the first mortgage lender in the second quarter of 2012 and a $20.8 million mortgage note payable with a contractual maturity in 2013, related to a real estate investment acquired through deed in lieu of foreclosure in April 2010.

        In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $20.0 million as of December 31, 2011, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $20.0 million outstanding balance at

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 12—Commitments and Contingencies (Continued)

December 31, 2011, the Company's restricted cash balance and CDO III revolver capacity contained approximately $15.6 million available to fund the portion of the unfunded commitments for loans financed by the Company's CDO vehicles.

Litigation

        The Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than the following:

        On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the "Trust"), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together "ESI") (formerly Chapter 11 debtors, together the "Debtors") that have emerged from bankruptcy. Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County. (The New York State Court action has been removed to the Bankruptcy Court). There are 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals. A subsidiary of the Company and certain other entities that are affiliates of the Company are included as defendants.

        The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. The Company's subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC and ABT-ESI LLC, an entity in which the Company has a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment ("Fiduciary Duty Claims") and name a director of the Company, and a former general counsel of Arbor Commercial Mortgage, LLC, each of whom had served on the Board of Directors of ESI for a period of time. The Company is defending these two defendants and paying the costs of such defense. On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors' bankruptcy filing.

        In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, has named Arbor Commercial Mortgage, LLC and ABT-ESI LLC, together with a number of other defendants and asserts claims, including constructive and fraudulent conveyance claims under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

        The complaints seek among other things, damages of not less than $2.1 billion, plus punitive damages, on a joint and several basis, from each defendant in connection with the Fiduciary Duty Claims and the return of in excess of $50.0 million which is alleged to have been wrongfully received by

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 12—Commitments and Contingencies (Continued)

the holders of the Series A1 Preferred Units, including Arbor ESH II, LLC. The Company has moved to dismiss the referenced actions and intends to vigorously defend against the claims asserted therein.

        The Company has not made a loss accrual for this litigation because it believes that is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Note 13—Equity

Common Stock

        The Company's charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share. The Company was incorporated in June 2003 and was initially capitalized through the sale of 67 shares of common stock for $1,005.

        In June 2011, the Board of Directors authorized a stock repurchase plan that enabled the Company to buy up to 1.5 million shares of its common stock. At management's discretion, shares could be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. As of December 31, 2011, the Company repurchased all of the 1.5 million shares of its common stock under this stock repurchase plan at a total cost of $5.7 million and an average cost of $3.83 per share. In December 2011, the Board of Directors authorized a stock repurchase plan that enables the Company to buy up to 0.5 million shares of our common stock beginning January 3, 2012. At management's discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, the program may be terminated at any time, and will expire on July 3, 2012. As of March 1, 2012, the Company repurchased 170,170 shares of its common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

        The Company paid an incentive management fee for the twelve month period ending December 31, 2010 to ACM in a combination of cash and shares of common stock during the first quarter of 2011. The Company issued 666,927 shares of common stock in March 2011 for the portion of the incentive management fee paid in common stock.

        In December 2010, ACM surrendered 701,197 shares of the Company's common stock in payment of $3.6 million, or a 50% portion of a $7.3 million related party receivable due for partial payment by December 31, 2010. The related party receivable of $7.3 million resulted from the Company's prepayment of a management fee in August 2008 that was not earned due to a net loss for the twelve month period ended December 31, 2009. In accordance with the Company's management agreement amended in August 2009, at least 25% of the related party receivable was due to be repaid by December 31, 2010 and 50% of the total repayment could be in the Company's common stock. See Note 17—"Management Agreement" for further details.

        In June 2010, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 13—Equity (Continued)

Rule 415 of the 1933 Act. On June 23, 2010, the SEC declared this shelf registration statement effective.

        The Company had 24,298,140 and 24,776,213 shares of common stock outstanding at December 31, 2011 and 2010, respectively.

Deferred Compensation

        The Company has a stock incentive plan, under which the Board of Directors has the authority to issue shares of stock to certain directors, officers, and employees of the Company and ACM. On December 12, 2011, the Company issued an aggregate of 250,000 shares of restricted common stock under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "Plan") to certain employees of the Company and ACM. The 250,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company recorded approximately $0.4 million to employee compensation and benefits and approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2011. On July 22, 2011, the Company issued an aggregate of 105,000 shares of restricted common stock under the Plan to the non-management members of the Board of Directors. The 105,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company recorded approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2011. On April 1, 2010, the Company issued an aggregate of 90,000 shares of restricted common stock under the Plan to the independent members of the Board of Directors. The 90,000 common shares underlying the restricted stock awards granted were fully vested as of the date of grant and the Company recorded $0.3 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2010. In April 2009, the Company issued an aggregate of 245,000 shares of fully vested restricted common stock under the Plan to certain employees of the Company and ACM as well as members of the Board of Directors. In addition, the Company also accelerated the vesting of all of the unvested shares underlying restricted stock awards totaling 243,091 shares previously granted to certain employees of the Company and ACM and non-management members of the Board of Directors. For the year ended December 31, 2009, stock-based compensation was $2.6 million, of which $2.2 million was recorded in employee compensation and benefits and $0.4 million was recorded in selling and administrative expense. In May 2009, the Company's shareholders approved an amendment to the Plan to authorize the grant of stock options, as well as the authorization of an additional 1,250,000 shares of the Company's common stock to be reserved for issuance under the Plan.

        On January 22, 2012, the Company issued 15,000 shares of fully vested restricted common stock under the Plan to a director who was re-appointed to the Board of Directors on December 19, 2011, and accrued approximately $0.1 million to selling and administrative expense in the Company's Consolidated Statement of Operations for the year ended December 31, 2011.

        Dividends paid on restricted shares are recorded as dividends on shares of the Company's common stock whether or not they are vested. For accounting purposes, the Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 13—Equity (Continued)

earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

Warrants

        In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. 500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00. All of the warrants expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method and were partially amortized into interest expense in the Company's Consolidated Statement of Operations as of the second quarter of 2010. The remaining portion totaling $0.4 million was expensed in the second quarter of 2010 upon closing a discounted payoff agreement with Wachovia Bank. See Note 7—"Debt Obligations" for further information relating to these transactions.

Note 14—Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net (loss) income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation. Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. The Company's common stock equivalents include the dilutive effect of warrants outstanding and the potential settlement of incentive management fees in common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14—Earnings Per Share (Continued)

        The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2011, 2010, and 2009, respectively.

	For the Year Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
(Loss) income from continuing operations, net of noncontrolling interest	$(37,489,070)	$(37,489,070)	$113,421,744	$113,421,744	$(224,765,993)	$(224,765,993)
Loss from discontinued operations	(2,822,643)	(2,822,643)	(511,533)	(511,533)	(5,865,163)	(5,865,163)

Net (loss) income attributable to Arbor Realty Trust, Inc	$(40,311,713)	$(40,311,713)	$112,910,211	$112,910,211	$(230,631,156)	$(230,631,156)

Weighted average number of common shares outstanding	24,968,894	24,968,894	25,424,481	25,424,481	25,313,574	25,313,574
Dilutive effect of warrants(1)	—	—	—	148,707	—	—
Dilutive effect of incentive management fee shares(2)	—	—	—	168,102	—	—

Total weighted average number of common shares outstanding	24,968,894	24,968,894	25,424,481	25,741,290	25,313,574	25,313,574

(Loss) income from continuing operations, net of noncontrolling interest, per common share	$(1.50)	$(1.50)	$4.46	$4.41	$(8.88)	$(8.88)
Loss from discontinued operations per common share	(0.11)	(0.11)	(0.02)	(0.02)	(0.23)	(0.23)

Net (loss) income attributable to Arbor Realty Trust, Inc. per common share	$(1.61)	$(1.61)	$4.44	$4.39	$(9.11)	$(9.11)

(1)
In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. For the years ended December 31, 2011 and 2009, the Company had a net loss and thus did not have a dilutive effect from the warrants.

(2)
For the twelve month period ended December 31, 2010, ACM earned an incentive management fee. As provided for in the management agreement, ACM elected to be paid its incentive management fees partially in the Company's common shares totaling 666,927, which were issued in the first quarter of 2011. A portion of the shares of common stock are considered dilutive for the period in which they were earned but not yet issued.

Note 15—Related Party Transactions

        Due from related party was approximately $0.7 million and $0.3 million at December 31, 2011 and 2010, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions. In December 2010, ACM surrendered 701,197 shares of the Company's common stock in payment of $3.6 million, or a 50% portion of a $7.3 million receivable related to the exchange of the Company's POM profits interest. See Note 5—"Investment in Equity Affiliates" for further details. The remaining $3.6 million was offset against the 2010 incentive management fee as of December 31, 2010 below. See Note 17—"Management Agreement" for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15—Related Party Transactions (Continued)

        Due to related party was $2.7 million at December 31, 2011, and consisted primarily of base management fees due to ACM, which will be remitted by the Company in the first quarter of 2012. At December 31, 2010, due to related party was $17.4 million and consisted primarily of an incentive management fee for the twelve month period ended December 31, 2010 of $18.8 million, offset by the $3.6 million receivable discussed above, and base management fees of $2.3 million due to ACM, all of which were remitted by the Company in the first quarter of 2011. ACM elected to be paid the remaining incentive management fee in 666,927 shares of the Company's common stock and $11.1 million in cash.

        In December 2011, the Company completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which the Company held a $10.9 million interest at December 31, 2011. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020. The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company holds a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity. During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero at December 31, 2011. The Company records this investment under the equity method of accounting. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.

        During the second quarter of 2011, the Company originated a mortgage loan to a third party borrower secured by property purchased from ACM. The loan had an unpaid principal balance of $6.2 million, a maturity date of May 2014 and a variable interest rate of LIBOR plus 6.00%. Upon approving the transaction, the independent directors committee of the Board of Directors required the Company to sell the loan in 90 days and ACM agreed to guarantee the loan until it was sold. In the third quarter of 2011, the loan was sold to an affiliated entity of Mr. Ivan Kaufman for $6.2 million. Interest income recorded from this loan for the year ended December 31, 2011 was approximately $0.2 million.

        During the second quarter of 2011, the Company originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of December 31, 2011, of which one property in the portfolio was previously financed with a $11.7 million loan that was purchased by ACM. The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio. The new loan has a maturity date of May 2016 and a variable interest rate of LIBOR plus 4.75%. Interest income recorded from this loan for the year ended December 31, 2011 was approximately $0.8 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15—Related Party Transactions (Continued)

        During the first quarter of 2011, the Company originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM or its affiliate. Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.28% as of December 31, 2011 and were secured by the same property. The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%. The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%. Interest income recorded from these loans for the year ended December 31, 2011 totaled approximately $1.5 million.

        In October 2010, the Company purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bears interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and has a maturity date of June 2012. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. In the third quarter of 2011, ACM sold its investment in this joint venture to an affiliated entity of Mr. Ivan Kaufman for $0.9 million. Interest income recorded from this loan for the years ended December 31, 2011 and 2010 was approximately $0.4 million and $0.1 million, respectively.

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

        During the third quarter of 2010, the Company purchased a $15.0 million investment grade rated bond originally issued by its CDO II issuing entity for a price of approximately $6.2 million from ACM who had purchased it from a third party investor in the third quarter of 2010 for approximately $6.2 million, and recorded a gain on extinguishment of debt of approximately $8.9 million from this transaction. See Note 7—"Debt Obligations" for further details. During 2009, the Company purchased from ACM, approximately $20.0 million of investment grade rated bonds originally issued by two of its three CDO issuing entities and approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company's operating partnership for $9.1 million and recorded a net gain on early extinguishment of debt of $20.3 million. ACM had purchased the CDO notes from third party investors for $8.2 million in 2008, and the junior subordinated notes from third party investors for $1.3 million in 2009.

        The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company's chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company's chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company's employees and directors also hold an ownership interest in ACM. Furthermore, one of the Company's

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15—Related Party Transactions (Continued)

former directors is general counsel to ACM and another of the Company's directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM. ACM currently holds approximately 5.3 million of the Company's common shares, representing 22.0% of the voting power of the Company's outstanding stock as of December 31, 2011. The Company's Board of Directors approved a resolution under the Company's charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than a 7% ownership interest in the Company.

Note 16—Distributions

        The Company must currently distribute at least 90% of its taxable income in order to qualify as a REIT and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. Certain REIT income may be subject to state and local income taxes. The Company's assets or operations that would not otherwise comply with the REIT requirements are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at the Company's election. Additionally, the IRS has issued guidance that temporarily allows listed REITs to offer shareholders elective dividends which are paid in a combination of cash and common stock, even if the amount payable in cash is capped, so long as that cap is not less than 10% of the total dividend. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation or provision for loan losses), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments. The Company was in compliance with all REIT requirements as of December 31, 2011, 2010 and 2009.

        The Company declared and paid distributions of $14,500 for each of the years ended December 31, 2011, 2010 and 2009, representing the 12.5% return on the preferred shares issued to third parties by its subsidiary REIT.

        Under the terms of the Company's junior subordinated note agreements, annual dividends are limited to 100% of taxable income to common shareholders and are required to be paid in the form of the Company's stock to the maximum extent permissible (currently 90%), with the balance payable in cash. The Company will be permitted to pay 100% of its taxable income in cash if the Company pays the note holders the original rate of interest upon early termination of the agreement or at its expiration in April 2012. See Note 7—"Debt Obligations" for further details.

        The Board of Directors of the Company have elected not to pay a common stock dividend for the year ended December 31, 2011. The Board of Directors also elected not to pay a common stock distribution with respect to the years ended December 31, 2010 and 2009.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

        The base management fee is an arrangement whereby the Company reimburses ACM for its actual costs incurred in managing the Company's business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. The 2011, 2010 and 2009 base management fees were $8.3 million, $7.6 million and $8.0 million, respectively, and the 2012 base management fee is estimated to be approximately $9.7 million. All origination fees on investments are retained by the Company.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 17—Management Agreement (Continued)

        The management agreement also allows the Company to consider, from time to time, the payment of additional "success-based" fees to ACM for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice. If the Company terminates or elects not to renew the management agreement without cause, it is required to pay the termination fee of $10.0 million.

        The incentive fee is measured on an annual basis. However, when applicable, the Company will pay the annual incentive fee in quarterly installments, each within 60 days of each fiscal quarter. The quarterly installments are calculated based on the results for the period of twelve months ending on the last day of each quarter with respect to which such installment is payable. Each quarterly installment payment is deemed to be an advance of a portion of the incentive fee payable for the year, with an adjustment at year end to reflect the full year's results. At least 25% of any incentive fee is paid to ACM in shares of the Company's common stock, subject to ownership limitations in the Company's charter. For purposes of determining the number of shares that are paid to ACM to satisfy the common stock portion of the incentive fee from and after the date the Company's common shares are publicly traded, each common share shall have a value equal to the average closing price per common share based on the last twenty days of the fiscal quarter with respect to which the incentive fee is being paid. The incentive fee is accrued as it is earned. The expense incurred for incentive fee paid in common stock is determined using the amount of stock calculated as noted above and the quoted market price of the stock on the last day of each quarter. At December 31 of each year, the Company remeasures the incentive fee expense paid to ACM in shares of the Company's common stock in accordance with current accounting guidance, which discusses how to determine the expense when certain terms are not known prior to the measurement date. Accordingly, any expense recorded related to common stock issued as a portion of incentive fee is adjusted to reflect the fair value of the stock on the measurement date when the final calculation of total incentive fee is determined. In the event the calculated incentive fee for the full year is an amount less than the total of the installment payments made to ACM for the year, ACM will refund to the Company the amount of such overpayment in cash regardless of whether such installments were paid in cash or common stock. In such a case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined.

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

        ACM, pursuant to the management agreement with the Company, and Mr. Kaufman, pursuant to his non-competition agreement with the Company, have granted the Company a right of first refusal to pursue all opportunities identified by them or their affiliates to invest in multifamily and commercial mortgage loans and customized financing transactions, including bridge loans, mezzanine loans, preferred equity investments, note acquisitions and participation interests in owners of real properties (collectively, "Structured Finance Investments") as long as such investment opportunities are consistent with the Company's investment objectives and guidelines and such investments would not adversely affect the Company's status as a REIT. These agreements also provide that ACM or Mr. Kaufman, as

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 17—Management Agreement (Continued)

the case may be, may pursue any opportunity in Structured Finance Investments if the opportunity is rejected by both the Company's credit committee and a majority of the Company's independent directors.

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

        The following table sets forth the Company's base and incentive compensation management fees for the periods indicated:

	For the Year Ended December 31,
Management Fees:	2011	2010	2009
Base	$8,300,000	$7,600,000	$15,136,170
Incentive	—	18,765,448	—

Total management fee	$8,300,000	$26,365,448	$15,136,170

        For the year ended December 31, 2011 and 2010 the Company recorded base management fee expenses of $8.3 million and $7.6 million, respectively. For the year ended December 31, 2009, as a result of the amended management agreement, the Company recorded base management fee expenses of $15.1 million, or $0.60 per basic and diluted common share. The $15.1 million in 2009 consisted of $8.0 million in base management fees, a $3.0 million retroactive payment for 2008 costs, and success-based payments which were paid for trust preferred and Wachovia debt restructurings totaling an additional $4.1 million. As mentioned above, the management agreement allows for "success-based" payments to be paid to the Company's manager upon the completion of specified corporate objectives in addition to the standard base management fee. No "success-based" payments were made for the years ended December 31, 2011 and 2010. Of the base management fees recorded, approximately $2.7 million and $2.3 million was included in due to related party at December 31, 2011 and 2010, respectively. These amounts are paid in the quarters subsequent to each respective year end.

        Installments of the annual incentive fee are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. For the twelve month period ending December 31, 2010, ACM earned an incentive management fee of $18.8 million, which was included in due to related party as of December 31, 2010. As provided for in the management agreement, the Company offset the balance of a 2008 prepaid management fee receivable of $3.6 million related to the POM profits interest transaction, as discussed below, and ACM elected to be paid the remaining incentive management fee in 666,927 shares of the Company's common stock and $11.1 million in cash, which was remitted in the first quarter of 2011. For the years ended December 31, 2011 and 2009, ACM did not earn an incentive management fee.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 17—Management Agreement (Continued)

        As more fully described in Note 7—"Debt Obligations", on June 30, 2010, the Company closed on a discounted payoff agreement with Wachovia and retired all of its debt with Wachovia at the discount described. The successful completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for the manager in 2010. As indicated earlier, gains on the extinguishment of debt are included in the incentive fee calculation and the gain, net of fees, certain expenses, and taxes, attributable to the Wachovia transaction was $157.5 million.

        In 2008, the Company recorded a $7.3 million deferred management fee related to the incentive fee attributable to the monetization of the POM profits interest transaction in June 2008, which was subsequently paid and reclassified to prepaid management fees. The transaction closed in the second quarter of 2009. See Note 5—"Investment in Equity Affiliates" for further details. The $7.3 million incentive fee was elected by ACM to be paid in 355,903 shares of Arbor Realty Trust, Inc. common stock and $4.1 million paid in cash. In accordance with the amended management agreement, since no incentive fee was earned for 2009, the prepaid management fee was to be paid back in installments of 25% due by December 31, 2010 and 75% due by June 30, 2012, with an option to make payment in both cash and Arbor Realty Trust, Inc. common stock provided that at least 50% of the total payment was made in cash, and was to be offset against any future incentive fees or success-based payments earned by the Company's manager prior to June 30, 2012. On December 16, 2010, ACM surrendered 701,197 shares of the Company's common stock in payment of $3.6 million, or a 50% portion of the $7.3 million related party receivable. The remaining $3.6 million was offset against the 2010 incentive management fee as of December 31, 2010.

        Additionally, in 2007, ACM, received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company's equity affiliates.

Note 18—Income Taxes

        The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. The Company did not have REIT—federal taxable income for the years ended December 31, 2011, 2010 and 2009, and therefore, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements.

        For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to future periods. As of December 31, 2010, the Company did not have REIT—taxable income with the exception of $0.9 million of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows the Company to elect to defer income generated from certain debt extinguishment transactions.

        Certain of the Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. The Company did not record a current provision for income taxes

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 18—Income Taxes (Continued)

related to the assets that are held in taxable REIT subsidiaries for the years ended December 31, 2011, 2010 and 2009 as they were in a net loss position.

        The Company's provision for income taxes was comprised as follows:

	Years Ended December 31,
	2011	2010	2009
Current tax provision:
Federal	$—	$—	$—
State	—	850,000	—

Total current tax provision	—	850,000	—

Deferred tax (benefit) / provision:
Federal—net of valuation allowance	—	977,915	—
State—net of valuation allowance	—	732,085	—

Total deferred tax (benefit) / provision	—	1,710,000	—

Total provision	$—	$2,560,000	$—

        The Company's effective income tax rate as a percentage of pretax income or loss differed from the U.S. federal statutory rate was as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(41.9)	(34.1)	(33.4)
State and local income taxes, net of federal tax benefit	(0.9)	0.7	0.2
Change in valuation allowance	7.8	0.6	(1.8)

Effective income tax rate	—%	2.2%	—%

        The significant components of deferred tax assets (liabilities) were as follows:

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Expenses not currently deductible	$—	$4,105,108
Net operating loss carryforwards	5,370,646	5,760,550
Interest in equity affiliates—net	(256,516)	(3,147,203)

Deferred tax assets	5,114,130	6,718,455
Valuation allowance	(5,114,130)	(6,718,455)

Net deferred tax asset	$—	$—

        Deferred tax assets, net of deferred tax liabilities, are included in other assets in the Consolidated Balance Sheet. At December 31, 2011, the Company had approximately $5.4 million of deferred tax

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 18—Income Taxes (Continued)

assets consisting of net operating loss carryforwards and capital loss carryforwards. In addition, the Company's deferred tax assets are offset by approximately $0.3 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $5.1 million. The majority of the change in the deferred tax assets was due to the realization of transactions that occurred at the underlying partnerships during 2011. As a result of these transactions, the related valuation allowance was reversed.

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

        The taxable REIT subsidiaries have federal and state net operating loss carryforwards as of December 31, 2011 and 2010 of approximately $11.0 million and $14.5 million, respectively, which will expire through 2032 and 2031, respectively. The taxable REIT subsidiaries also have a federal and state capital loss carryover of approximately $2.0 million as of December 31, 2011, which will expire in 2017. There were no capital loss carryovers as of December 31, 2010. The Company has concluded that it is more likely than not that the net operating losses and capital loss carryovers will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, the Company has established a valuation allowance against these net deferred tax assets.

        The Company has approximately $179.0 million of federal and state net operating losses and approximately $194.0 million of capital losses as of December 31, 2011. The net operating losses will expire through 2033 and the capital losses will expire through 2017.

        The Company has assessed its tax positions for all open tax years, which includes 2008 to 2011, and concluded there were no material uncertainties to be recognized. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2011, 2010 and 2009.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited

        The following tables represent summarized quarterly financial data of the Company for the years ended December 31, 2011 and 2010 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

        Net (loss) income shown agrees with the Company's quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, in 2011 and 2010, individual line items vary from such reports due to the presentation of discontinued operations being retroactively reclassified from property operating income and expenses and loss on impairment of real estate due to reclassifying real estate owned to real estate held-for-sale in 2011.

	For the Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net interest income	$7,351,825	$7,117,159	$2,780,021	$4,966,618
Total other revenue	4,856,205	7,229,263	7,576,092	4,695,295
Total other expenses	41,873,478	25,178,688	21,476,896	9,866,434

Loss from continuing operations before gain on extinguishment of debt and (loss) income from equity affiliates	(29,665,448)	(10,832,266)	(11,120,783)	(204,521)
Gain on extinguishment of debt	2,958,556	5,100,462	1,926,700	892,500
(Loss) income from equity affiliates	(94,748)	3,717,323	24,446	24,365

(Loss) income from continuing operations	(26,801,640)	(2,014,481)	(9,169,637)	712,344

Loss on impairment of real estate held-for-sale	(700,000)	—	(750,000)	—
Loss on operations of real estate held-for-sale	(226,221)	(373,703)	(381,220)	(391,499)

Loss from discontinued operations	(926,221)	(373,703)	(1,131,220)	(391,499)

Net (loss) income	(27,727,861)	(2,388,184)	(10,300,857)	320,845
Net income attributable to noncontrolling interest	54,037	54,045	53,878	53,696

Net (loss) income attributable to Arbor Realty Trust, Inc	$(27,781,898)	$(2,442,229)	$(10,354,735)	$267,149

Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.11)	$(0.09)	$(0.37)	$0.03
Loss from discontinued operations	(0.04)	(0.01)	(0.04)	(0.02)

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.15)	$(0.10)	$(0.41)	$0.01

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.11)	$(0.09)	$(0.37)	$0.03
Loss from discontinued operations	(0.04)	(0.01)	(0.04)	(0.02)

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.15)	$(0.10)	$(0.41)	$0.01

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	For the Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net interest income	$7,019,058	$9,668,587	$9,689,479	$6,131,165
Total other revenue	24,954	21,876	224,577	798,047
Total other expenses	47,012,785	22,450,393	38,905,910	30,082,948

Loss from continuing operations before gain on extinguishment of debt, (loss) gain on sale of securities, net, and (loss) income from equity affiliates	(39,968,773)	(12,759,930)	(28,991,854)	(23,153,736)
Gain on extinguishment of debt	—	11,790,000	171,032,651	46,498,479
(Loss) gain on sale of securities, net	—	—	(10,293,063)	3,303,480
(Loss) income from equity affiliates	(1,212,432)	25,588	(27,348)	(45,575)

(Loss) income before provision for income taxes	(41,181,205)	(944,342)	131,720,386	26,602,648
Provision for income taxes	(760,000)	—	(1,800,000)	—

(Loss) income from continuing operations	(41,941,205)	(944,342)	129,920,386	26,602,648

Gain on sale of real estate held-for-sale	1,331,436	—	—	—
Loss on operations of real estate held-for-sale	(479,690)	(409,652)	(778,489)	(175,138)

Income (loss) from discontinued operations	851,746	(409,652)	(778,489)	(175,138)

Net (loss) income	(41,089,459)	(1,353,994)	129,141,897	26,427,510
Net income attributable to noncontrolling interest	54,061	54,067	53,898	53,717

Net (loss) income attributable to Arbor Realty Trust, Inc	$(41,143,520)	$(1,408,061)	$129,087,999	$26,373,793

Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.65)	$(0.04)	$5.10	$1.05
Income (loss) from discontinued operations	0.03	(0.02)	(0.03)	(0.01)

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.62)	$(0.06)	$5.07	$1.04

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.65)	$(0.04)	$5.08	$1.05
Income (loss) from discontinued operations	0.03	(0.02)	(0.03)	(0.01)

Net (loss) income attributable to Arbor Realty Trust, Inc	$(1.62)	$(0.06)	$5.05	$1.04

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2011

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount	Carrying Amount(4)
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multi-family	Various	IO	2013 - 2017	LIBOR + 4.52% - 5.60% Floor 0.48%	—	221,730,531	215,475,294
Office	NY	IO	2016	Fixed 6.30%	—	42,000,000	41,620,395

					—	263,730,531	257,095,689

Bridge loans less than 3% of carrying amount of total loans:
Multi-family	Various	IO	2012 - 2020	LIBOR + 2.00% - 7.50% Floor 0.20% - 5.32% Fixed 10.00% - 15.00%	11,000,000	272,035,897	262,097,389
Office	Various	IO	2012 - 2020	LIBOR + 1.80% - 8.00% Floor 0.25% - 5.50% Fixed 6.00% - 7.50%	—	153,870,708	149,692,003
Land	Various	IO	2012 - 2016	LIBOR + 2.00% - 4.50% Fixed 8.75% - 11.64%	—	126,777,045	77,410,014
Hotel	Various	IO / PI	2012 - 2013	LIBOR + 2.0% - 10.2% Floor 0.30% - 4.00%	—	67,167,849	67,167,849
Commercial	NY	PI	2016	Fixed 6.45%	—	23,751,567	23,751,567
Retail	Various	IO	2012 - 2016	LIBOR + 5.75% - 6.75% Floor 0.19% - 0.29%	—	21,050,000	20,806,738
Condo	NY	IO	2012	LIBOR + 8.00% Floor 0.50%	—	4,650,000	4,650,000

					11,000,000	669,303,066	605,575,560

Total Bridge Loans					11,000,000	933,033,597	862,671,249

Mezzanine Loans:
Mezzanine loans in excess of 3% of carrying amount of total loans:
Office	NY	IO	2012	LIBOR + 4.35%	467,000,000	50,000,000	50,000,000
Mezzanine loans less than 3% of carrying amount of total loans:
Multi-family	Various	IO / PI	2012 - 2046	LIBOR + 2.50% - 5.62% Floor 0.50% - 5.50% Fixed 3.00% - 12.00%	293,370,093	59,553,061	44,819,809
Office	Various	IO / PI	2015 - 2017	Fixed 9.39% - 10.50%	266,325,383	28,777,946	20,158,837
Land	CA	IO	2012	—	—	9,332,969	—
Hotel	Various	IO	2012	LIBOR + 2.50% - 3.50%	290,000,000	30,000,000	—
Condo	CA	IO	2013	LIBOR + 3.00% Floor 0.25%	51,669,432	10,000,000	929,330

Total Mezzanine Loans					1,368,364,908	187,663,976	115,907,976

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2011

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount	Carrying Amount(4)
Junior Participations:
Junior participation loans in excess of 3% of carrying amount of total loans:
Office	Various	IO	2012 - 2016	LIBOR + 1.00% - 5.71%	121,039,190	135,000,000	135,000,000
Junior participation loans less than 3% of carrying amount of total loans:
Multi-family	MD	IO	2014	Fixed 2.00%	185,000,000	32,000,000	5,007,720
Office	Various	IO / PI	2015 - 2017	Fixed 5.32% - 12.80%	1,334,476,087	75,274,132	55,615,929
Hotel	Various	IO / PI	2012 - 2017	LIBOR + 1.79% Fixed 9.35%	81,285,514	38,671,507	34,697,200

Total Junior Participations					1,721,800,791	280,945,639	230,320,849

Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans:
Multi-family	Various	IO	2012 - 2020	LIBOR + 2.00% - 6.00% Floor 4.53% Fixed 2.36% - 12.00%	1,181,014,576	88,251,232	81,040,586
Office	NY	IO	2015	LIBOR + 5.00% Floor 4.25%	54,360,739	12,500,000	12,500,000

Total Preferred Equity Loans					1,235,375,315	100,751,232	93,540,586

Total Loans					$4,336,541,014	$1,502,394,444	$1,302,440,660

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
The federal income tax basis is approximately $1.5 billion.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2011

        The following table reconciles the Company's loans and investments carrying amounts for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$1,414,225,388	$1,700,774,288	$2,181,683,619
Additions during period:
New loan originations	206,477,919	24,900,137	3,000,000
Funding of unfunded loan commitments(1)	3,660,638	8,198,836	6,081,260
Accretion of unearned revenue	2,203,739	1,498,207	2,098,833
Loan charge-offs	27,062,564	194,910,892	41,250,000
Recoveries of reserves	6,124,954	18,120,766	—
Reclassification of allowance for loan loss to real estate owned	31,710,929	—	4,250,000
Market value adjustments	—	8,758,598	—
Reclassification of interest receivable	—	3,344,907	—
Deductions during period:
Loan payoffs	(108,668,220)	(134,272,783)	(46,802,008)
Loan partial payoffs	(55,307,130)	(41,463,722)	(83,948,202)
Loss on sale and restructuring of loans	(4,710,000)	(7,214,481)	(57,579,561)
Proceeds and receivables from sale of loans	(31,450,000)	(60,000,000)	(32,648,188)
Use of loan charge-offs	(27,062,564)	(194,910,892)	(41,250,000)
Loans converted to real estate owned	(114,810,469)	—	(13,850,000)
Provision for loan losses	(44,810,000)	(100,932,519)	(241,328,039)
Unearned revenue and costs	(2,207,088)	(5,550)	512,578
Reclassification from due to borrowers	—	177,302	(20,684,387)
Market value adjustments	—	(7,658,598)	—
Unfunded loan commitments(1)	—	—	(11,617)

Balance at end of year	$1,302,440,660	$1,414,225,388	$1,700,774,288

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on this assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting is effective. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Multifamily Portfolio and the Hotel Portfolio, which are included in the 2011 consolidated financial statements of Arbor Realty Trust Inc, Inc. and Subsidiaries and constituted $134,254,000 and

$58,186,000 of total assets and total liabilities, respectively, as of December 31, 2011 and $24,168,000 and $3,153,000 of revenues and net loss, respectively, for the year then ended.

        The Company's independent registered public accounting firm has issued a report on management's assessment of the Company's internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Multifamily Portfolio and the Hotel Portfolio, which are included in the 2011 consolidated financial statements of Arbor Realty Trust Inc, Inc. and Subsidiaries and constituted $134,254,000 and $58,186,000 of total assets and total liabilities, respectively, as of December 31, 2011 and $24,168,000 and $3,153,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Arbor Realty Trust Inc, Inc and Subsidiaries also did not include an evaluation of the internal control over financial reporting of the Multifamily Portfolio and the Hotel Portfolio.

        In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2011 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 2, 2012

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2012 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2012 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2012 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in the section captioned "Executive Compensation" of the 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2012 Proxy Statement is incorporated herein by reference.

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

Exhibit Number	Description
10.44	Revolving Bridge Loan and Security Agreement dated as of July 22, 2011, by and between Capital One, National Association as lender and Arbor Realty SR, Inc. as borrower, and Arbor Realty Trust, Inc. as guarantor.••
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2011, filed on March 2, 2012, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

Exhibit Index
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
**	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.
†	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2004.
‡	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005.
‡‡	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.
♦	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2006.
♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
♦♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

§	Incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on August 15, 2008.
§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.
§§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.
•	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2009.
••	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2011.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 2, 2012.

ARBOR REALTY TRUST, INC.
By:	/s/ IVAN KAUFMAN
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2012
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	March 2, 2012
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	March 2, 2012
/s/ KAREN EDWARDS Karen Edwards	Director	March 2, 2012
/s/ WILLIAM HELMREICH William Helmreich	Director	March 2, 2012
/s/ WALTER K. HORN Walter K. Horn	Director	March 2, 2012
/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director	March 2, 2012

Signature	Title	Date

/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	March 2, 2012
/s/ JOSEPH MARTELLO Joseph Martello	Director	March 2, 2012