Form 10-Q
period 2012-03-31
ARBOR REALTY TRUST INC
filed 2012-05-04
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 24,249,225 outstanding (excluding 2,650,767 shares held in the treasury) as of May 4, 2012.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; changes in the markets; legislative/regulatory changes; completion of pending investments; the availability and cost of capital for future investments; competition within the finance and real estate industries; and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets:
Cash and cash equivalents	$53,455,266	$55,236,479
Restricted cash (includes $37,303,220 and $65,357,993 from consolidated VIEs, respectively)	38,847,281	67,326,530
Loans and investments, net (includes $1,105,017,903 and $1,093,893,014 from consolidated VIEs, respectively)	1,296,461,568	1,302,440,660
Available-for-sale securities, at fair value (includes $2,000,000 and $2,000,000 from consolidated VIEs, respectively)	4,276,368	4,276,368
Securities held-to-maturity, net (includes $738,485 and $742,602 from consolidated VIEs, respectively)	64,993,099	29,942,108
Investment in equity affiliates	60,175,064	60,450,064
Real estate owned, net (includes $83,099,540 and $83,099,540 from consolidated VIEs, respectively)	127,909,166	128,397,612
Real estate held-for-sale, net (includes $0 and $2,550,000 from consolidated VIEs, respectively)	41,440,000	62,084,412
Due from related party (includes $1,217 and $1,217 from consolidated VIEs, respectively)	139,801	656,290
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $11,432,387 and $11,696,071 from consolidated VIEs, respectively)	46,755,203	46,855,858
Total assets	$1,753,500,765	$1,776,714,330

Liabilities and Equity:
Repurchase agreement and credit facility	$106,366,000	$76,105,000
Collateralized debt obligations (includes $970,706,271 and $1,002,615,393 from consolidated VIEs, respectively)	970,706,271	1,002,615,393
Junior subordinated notes to subsidiary trust issuing preferred securities	158,382,950	158,261,468
Notes payable	85,457,708	85,457,708
Mortgage note payable — real estate owned	53,751,004	53,751,004
Mortgage notes payable — held-for-sale	41,440,000	62,190,000
Due to related party	1,281,581	2,728,819
Due to borrowers (includes $659,941 and $740,809 from consolidated VIEs, respectively)	1,926,846	2,825,636
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $26,389,742 and $27,839,757 from consolidated VIEs, respectively)	76,484,892	82,595,636
Total liabilities	1,572,920,385	1,603,653,797
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 26,803,737 shares issued, 24,152,970 shares outstanding at March 31, 2012 and 26,778,737 shares issued, 24,298,140 shares outstanding at December 31, 2011	268,037	267,787
Additional paid-in capital	456,112,095	455,994,695
Treasury stock, at cost — 2,650,767 shares at March 31, 2012 and 2,480,597 shares at December 31, 2011	(17,100,916)	(16,416,152)
Accumulated deficit	(216,857,715)	(221,015,880)
Accumulated other comprehensive loss	(43,773,883)	(47,704,045)
Total Arbor Realty Trust, Inc. stockholders’ equity	178,647,618	171,126,405
Noncontrolling interest in consolidated entity	1,932,762	1,934,128
Total equity	180,580,380	173,060,533
Total liabilities and equity	$1,753,500,765	$1,776,714,330

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income	$19,606,407	$18,007,567
Interest expense	11,761,400	13,040,949
Net interest income	7,845,007	4,966,618
Other revenue:
Property operating income	9,023,161	4,673,419
Other income	32,030	21,876
Total other revenue	9,055,191	4,695,295
Other expenses:
Employee compensation and benefits	2,484,778	2,088,054
Selling and administrative	1,660,233	1,197,825
Property operating expenses	7,325,307	2,855,971
Depreciation and amortization	1,176,755	239,449
Provision for loan losses (net of recoveries)	7,789,408	535,135
Loss on sale and restructuring of loans	—	1,000,000
Management fee - related party	2,500,000	1,950,000
Total other expenses	22,936,481	9,866,434
Loss from continuing operations before gain on extinguishment of debt, (loss) income from equity affiliates and benefit from income taxes	(6,036,283)	(204,521)
Gain on extinguishment of debt	5,346,121	892,500
(Loss) income from equity affiliates	(250,574)	24,365
(Loss) income before benefit from income taxes	(940,736)	712,344
Benefit from income taxes	1,401,558	—
Income from continuing operations	460,822	712,344
Gain on sale of real estate held-for-sale	3,487,145	—
Income (loss) from operations of real estate held-for-sale	267,624	(391,499)
Income (loss) from discontinued operations	3,754,769	(391,499)
Net income	4,215,591	320,845
Net income attributable to noncontrolling interest	53,811	53,696
Net income attributable to Arbor Realty Trust, Inc.	$4,161,780	$267,149

Basic earnings (loss) per common share:
Income from continuing operations, net of noncontrolling interest	$0.02	$0.03
Income (loss) from discontinued operations	0.15	(0.02)
Net income attributable to Arbor Realty Trust, Inc.	$0.17	$0.01

Diluted earnings (loss) per common share:
Income from continuing operations, net of noncontrolling interest	$0.02	$0.03
Income (loss) from discontinued operations	0.15	(0.02)
Net income attributable to Arbor Realty Trust, Inc.	$0.17	$0.01

Dividends declared per common share	$—	$—

Weighted average number of shares of common stock outstanding:
Basic	24,180,165	24,961,471
Diluted	24,344,154	25,785,629

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$4,215,591	$320,845
Unrealized gain on securities available-for-sale	—	1,058,789
Unrealized (loss) gain on derivative financial instruments	(1,266,467)	623,350
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	5,196,629	7,290,966
Comprehensive income	8,145,753	9,293,950
Less:
Comprehensive income attributable to noncontrolling interest	53,811	53,696
Comprehensive income attributable to Arbor Realty Trust, Inc.	$8,091,942	$9,240,254

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2012

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Non- controlling Interest	Total
Balance — January 1, 2012	26,778,737	$267,787	$455,994,695	(2,480,597)	$(16,416,152)	$(221,015,880)	$(47,704,045)	$171,126,405	$1,934,128	$173,060,533
Purchase of treasury stock				(170,170)	(684,764)			(684,764)		(684,764)
Stock-based compensation	25,000	250	117,400					117,650		117,650
Distributions — preferred stock of private REIT						(3,615)		(3,615)		(3,615)
Net income						4,161,780		4,161,780	53,811	4,215,591
Distribution to non-controlling interest									(55,177)	(55,177)
Unrealized loss on derivative financial instruments							(1,266,467)	(1,266,467)		(1,266,467)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							5,196,629	5,196,629		5,196,629
Balance — March 31, 2012	26,803,737	$268,037	$456,112,095	(2,650,767)	$(17,100,916)	$(216,857,715)	$(43,773,883)	$178,647,618	$1,932,762	$180,580,380

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$4,215,591	$320,845
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,176,755	432,465
Stock-based compensation	53,600	—
Gain on sale of real estate held-for-sale	(3,487,145)	—
Gain on extinguishment of debt	(5,346,121)	(892,500)
Provision for loan losses (net of recoveries)	7,789,408	535,135
Loss on sale and restructuring of loans	—	1,000,000
Amortization and accretion of interest, fees and intangible assets, net	1,367,051	1,943,909
Change in fair value of non-qualifying swaps	379,045	278,533
Loss (income) from equity affiliates	250,574	(24,365)
Changes in operating assets and liabilities:
Other assets	(2,147,243)	302,608
Distributions of operations from equity affiliates	24,426	24,365
Other liabilities	(3,912,121)	(3,235,343)
Change in restricted cash	424,476	—
Due to/from related party	(1,223,796)	(14,293,220)
Net cash used in operating activities	$(435,500)	$(13,607,568)

Investing activities:
Loans and investments funded, originated and purchased, net	(40,567,497)	(26,607,473)
Payoffs and paydowns of loans and investments	38,882,249	42,353,408
Due to borrowers and reserves	(328,890)	(54,911)
Change in restricted cash	—	(1,050,000)
Deferred fees	813,406	300,340
Purchase of securities held-to-maturity, net	(44,969,600)	—
Principal collection on securities held-to-maturity, net	9,892,873	—
Investment in real estate, net	(864,780)	—
Proceeds from sale of real estate, net	24,131,557	1,447,675
Distributions from equity affiliates	—	49,434
Net cash (used in) / provided by investing activities	$(13,010,682)	$16,438,473

Financing activities:
Proceeds from repurchase agreement	37,515,970	—
Paydowns of repurchase agreements	(7,254,970)	(244,000)
Payoff of mortgage note payable — held-for-sale	(20,750,000)	—
Payoffs and paydowns of collateralized debt obligations	(26,377,248)	(7,072,005)
Change in restricted cash	28,054,773	(31,312,651)
Payments on swaps to hedge counterparties	(1,760,000)	(5,690,000)
Receipts on swaps from hedge counterparties	2,980,000	7,630,000
Purchases of treasury stock	(684,764)	—
Distributions paid to noncontrolling interest	(55,177)	(118,669)
Distributions paid on preferred stock of private REIT	(3,615)	(3,575)
Net cash provided by / (used in) financing activities	$11,664,969	$(36,810,900)
Net decrease in cash and cash equivalents	$(1,781,213)	$(33,979,995)
Cash and cash equivalents at beginning of period	55,236,479	101,124,564
Cash and cash equivalents at end of period	$53,455,266	$67,144,569

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Supplemental cash flow information:
Cash used to pay interest	$10,071,981	$10,336,575
Cash used for taxes	$120,741	$288,062
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate owned, net	$—	$83,099,540
Assumption of mortgage notes payable — real estate owned	$—	$55,351,004
Issuance of common stock for management incentive fee	$—	$3,974,882

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

In April 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and other estimated offering expenses.  The Company used the proceeds to pay down its indebtedness.  In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares.  The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount.  In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for 629,345 operating partnership units.  Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common stock, respectively, from the exercise of warrants under its Warrant Agreement dated July 1, 2003 and received net proceeds of $12.9 million and $4.2 million, respectively.

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

March 31, 2012

(Unaudited)

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

The Company had 24,152,970 shares of common stock outstanding at March 31, 2012 and 24,298,140 shares of common stock outstanding at December 31, 2011.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant inter-company transactions and balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current period presentation.  During the third and fourth quarters of 2011, the Company reclassified two real estate investments from real estate owned to real estate held-for-sale, resulting in a reclassification of the operating activity from property operating income and expenses as well as impairment loss to discontinued operations for all prior periods presented.  Also, comprehensive income has been presented in a separate Statement of Comprehensive Income and is no longer presented on the Statement of Changes in Stockholders’ Equity.

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Further, in connection with preparation of the consolidated interim financial statements, the Company evaluated events subsequent to the balance sheet date of March 31, 2012 through the issuance of the Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2012.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Restricted Cash

At March 31, 2012 and December 31, 2011, the Company had restricted cash of $38.8 million and $67.3 million, respectively.  Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for the Company’s CDOs which will be used for principal repayments, unfunded loan commitments and interest payments received from loans.  As of January 2012, all three of the CDOs have reached their replenishment dates and principal repayments are remitted quarterly to the bond holders and the Company in the month following the quarter.  See Note 7 — “Debt Obligations.”  The Company’s real estate owned assets also have restricted cash balances totaling $1.5 million and $2.0 million as of March 31, 2012 and December 31, 2011, respectively, due to escrow requirements.  See Note 6 — “Real Estate Owned and Held-For-Sale.”

Loans, Investments and Securities

At the time of purchase, the Company designates a security as available-for-sale, held-to-maturity, or trading depending on the Company’s ability and intent to hold it to maturity.  The Company does not have any securities designated as trading as of March 31, 2012.  Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities held-to-maturity are reported at amortized cost.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.  The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions.  The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment to maturity.  Management closely monitors market conditions on which it bases such decisions.

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

March 31, 2012

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses.  The Company had an allowance for loan losses of $189.6 million relating to 23 loans with an aggregate carrying value, before loan loss reserves, of approximately $281.7 million at March 31, 2012 and $185.4 million in allowance for loan losses relating to 24 loans with an aggregate carrying value, before loan loss reserves, of approximately $285.0 million at December 31, 2011.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Loss on restructured loans is recorded when the Company has granted a concession to a borrower in the form of principal forgiveness related to a payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower.  When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring.  The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured.  In addition, a gain or loss may be recorded upon the sale of a loan to a third party as a charge to the Consolidated Statement of Operations in the period in which the loan was sold.  No loss on sale and restructuring of loans was recorded for the three months ended March 31, 2012.  The Company recorded loss on sale and restructuring of loans of $1.0 million for the three months ended March 31, 2011 as a result of the execution of a forbearance agreement in the first quarter of 2011 on a loan modified in the second quarter of 2011.

Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which the Company grants a concession to a borrower or agrees to a discount in full or partial satisfaction of the loan; when the Company takes ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.  For the three months ended March 31, 2012 and 2011, the Company recorded charge-offs to the allowance for loan losses of $3.6 million and $42.1 million, respectively.

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

March 31, 2012

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

Given the transitional nature of some of the Company’s real estate loans, the Company may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  The Company will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed.  Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves.  The Company will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account.  As of March 31, 2012, the Company had total interest reserves of $5.0 million on 34 loans with an aggregate unpaid principal balance of $485.4 million and had three non-performing loans with an aggregate unpaid principal balance of $38.4 million with a funded interest reserve of $0.1 million.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.  The Company did not record interest income from such investments for the three month periods ended March 31, 2012 and 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Property operating income — Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned.  The Company recognizes revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.  For the three months ended March 31, 2012, the Company recorded approximately $9.0 million of property operating income relating to its real estate owned properties, as compared to approximately $4.7 million for the three months ended March 31, 2011.  As of March 31, 2012 and 2011, the Company had two real estate owned properties.  This was due to a portfolio of multifamily assets that was purchased by the Company out of bankruptcy and a portfolio of hotel assets that was transferred to the Company by the owner, a creditor trust.  Both of these portfolios were acquired in the first quarter of 2011.  Additionally, real estate investments were reclassified from real estate owned to real estate held-for-sale in 2011, resulting in the reclassification of all of the operating activity from these properties from property operating income and expenses into discontinued operations for all prior periods.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.

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

March 31, 2012

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

Other Comprehensive Income / (Loss)

The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities.  In addition, to the extent the Company’s derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss).  See “Derivatives and Hedging Activities” below.  At March 31, 2012, accumulated other comprehensive loss was $43.8 million and consisted of $44.9 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.  At December 31, 2011, accumulated other comprehensive loss was $47.7 million and consisted of $48.8 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.

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

The Company records all derivatives in the Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

March 31, 2012

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities which amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting Standards (“IFRS”).  This guidance is effective as of the first quarter of 2013 and the Company is currently evaluating the impact it may have on its financial disclosure.

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to IFRS disclosure requirements.  The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders’ Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income.  The guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements.  This guidance was effective as of the first quarter of 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption was permitted.  The Company early adopted the guidance in the fourth quarter of 2011, with exception to the disclosure of reclassification adjustments postponed for re-deliberation by the FASB.  As the guidance only amends existing disclosure requirements, its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The guidance amends certain fair value measurement principles and enhances disclosure requirements by requiring a description of the process for valuing items categorized as Level 3 in the fair value hierarchy, quantitative disclosure of unobservable inputs used to make these measurements and, in certain cases, the sensitivity of the measurements to changes in these inputs.  This guidance is effective as of the first quarter of 2012, applied prospectively, and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2011, the FASB issued updated guidance on the transfer of financial assets which primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements when determining the recognition of a sale.  The removal of these criteria will generally result in the assets transferred pursuant to the repurchase agreement being accounted for as a secured borrowing, with both the transferred asset and repurchase liability recorded on the transferor’s balance sheet.  This guidance is effective as of the first quarter of 2012, applied prospectively to transactions which occur subsequent to the effective date, and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$948,592,357	63%	70	4.92%	30.7	0%	78%
Mezzanine loans	186,101,241	12%	27	4.18%	29.4	81%	95%
Junior participation loans	280,876,873	19%	9	3.96%	33.3	60%	81%
Preferred equity investments	84,681,231	6%	14	3.60%	94.1	91%	98%
	1,500,251,702	100%	120	4.58%	34.6	27%	83%
Unearned revenue	(14,170,009)
Allowance for loan losses	(189,620,125)
Loans and investments, net	$1,296,461,568

	December 31, 2011	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$933,033,598	62%	66	4.88%	29.6	0%	80%
Mezzanine loans	187,663,976	12%	27	4.25%	31.7	79%	96%
Junior participation loans	280,945,639	19%	9	3.99%	36.3	60%	81%
Preferred equity investments	100,751,231	7%	17	4.18%	89.0	89%	97%
	1,502,394,444	100%	119	4.59%	35.1	27%	84%
Unearned revenue	(14,571,929)
Allowance for loan losses	(185,381,855)
Loans and investments, net	$1,302,440,660

(1)          “Weighted Average Pay Rate” is a weighted average, based on the unpaid principal balances of each loan in the Company’s portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements.  Certain loans and investments that require an additional rate of interest “Accrual Rate” to be paid at the maturity are not included in the weighted average pay rate as shown in the table.  At March 31, 2012 and December 31, 2011 the Company had no such loans in its portfolio that were currently accruing such interest.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk.  The Company is subject to concentration risk in that, as of March 31, 2012, the unpaid principal balance related to 22 loans with five unrelated borrowers represented approximately 29% of total assets.  At December 31, 2011 the unpaid principal balance related to 21 loans with five different borrowers represented approximately 26% of total assets.  As of March 31, 2012 and December 31, 2011, the Company had 120 and 119 loans and investments, respectively.

As a result of the loan review process, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $277.7 million and a weighted average last dollar loan-to-value (“LTV”) ratio of 93%, compared to lower-risk loans with a carrying value, before loan loss reserves, of $1.2 billion and a weighted average last dollar LTV ratio of 80% at March 31, 2012.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of March 31, 2012 and December 31, 2011 is as follows:

	As of March 31, 2012
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$675,856,314	45.0%	3.4	21%	81%
Office	494,182,671	32.9%	3.2	38%	83%
Land	136,377,012	9.1%	4.2	0%	88%
Hotel	135,599,505	9.0%	3.8	46%	87%
Commercial	23,666,825	1.6%	3.0	0%	93%
Retail	21,050,000	1.4%	2.9	0%	67%
Condo	13,519,374	1.0%	4.0	71%	87%
Total	$1,500,251,701	100.0%	3.4	27%	83%

	As of December 31, 2011
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$673,570,720	44.8%	3.4	21%	82%
Office	497,422,786	33.1%	3.2	39%	83%
Land	136,110,014	9.1%	4.2	0%	96%
Hotel	135,839,357	9.0%	3.8	46%	87%
Commercial	23,751,567	1.6%	3.0	0%	95%
Retail	21,050,000	1.4%	2.9	0%	66%
Condo	14,650,000	1.0%	3.9	64%	87%
Total	$1,502,394,444	100.0%	3.4	27%	84%

Geographic Concentration Risk

As of March 31, 2012, 36%, 14%, and 8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, and Florida, respectively.  As of December 31, 2011, 37%, 14%, and 7% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California and Florida, respectively.

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

During the three months ended March 31, 2012, the Company determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $34.8 million was less than the net carrying value of the loans, resulting in a $7.8 million provision for loan losses.  In addition, during the three months ended March 31, 2012, the Company recorded less than $0.1 million of net recoveries of previously recorded loan loss reserves.  These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations.  The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $7.8 million for the three months ended March 31, 2012.  Of the $7.8 million of loan loss reserves recorded during the three months ended March 31, 2012, $5.0 million was attributable to a loan on which the Company had previously recorded reserves, while $2.8 million of reserves related to another loan in the Company’s portfolio.  During the three months ended March 31, 2011, the Company determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $27.6 million was less than the net carrying value of the loans, resulting in a $1.6 million provision for loan losses.  In addition, during the three months ended March 31, 2011, the Company received a cash recovery of $0.2 million related to a fully reserved loan as well as a $0.8 million recovery of reserve related to a loan that was modified in the subsequent quarter.  These recoveries were recorded in provision for loan losses on the Statement of Operations.  The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $0.5 million for the three months ended March 31, 2011.  The $1.6

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

million of loan loss reserves recorded during the three months ended March 31, 2011 was attributable to loans on which the Company had previously recorded reserves.  There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of March 31, 2012.

At March 31, 2012, the Company had a total of 23 loans with an aggregate carrying value, before reserves, of $281.7 million for which impairment reserves have been recorded.  At December 31, 2011, the Company had a total of 24 loans with an aggregate carrying value, before reserves, of $285.0 million for which impairment reserves have been recorded.

A summary of the changes in the allowance for loan losses is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011

Allowance at beginning of the period	$185,381,855	$205,470,302
Provision for loan losses	7,818,270	1,550,000
Charge-offs	(3,570,000)	(10,391,754)
Charge-offs on loans reclassified to real estate owned, net	—	(31,710,929)
Recoveries of reserves	(10,000)	(1,014,865)
Allowance at end of the period	$189,620,125	$163,902,754

A summary of charge-offs and recoveries is as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Charge-offs:
Multi-family	$(3,570,000)	$(21,971,114)
Office	—	(6,781,569)
Hotel	—	(13,350,000)
Total	$(3,570,000)	$(42,102,683)

Recoveries:
Multi-family	$(10,000)	$—
Office	—	(1,014,865)
Total	$(10,000)	$(1,014,865)

Net Charge-offs	$(3,560,000)	$(41,087,818)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	0.2%	2.6%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

A summary of the Company’s impaired loans by asset class is as follows:

	As of March 31, 2012			Three Months Ended March 31, 2012
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$63,622,676	$63,568,899	$58,799,670	$65,408,986	$123,946
Office	45,042,483	39,914,893	26,560,000	45,072,373	424,895
Land	133,870,854	132,437,114	61,518,270	133,603,115	—
Hotel	33,671,507	35,771,507	33,671,515	33,671,507	246,702
Condo	10,000,000	10,000,000	9,070,670	10,000,000	86,260
Total	$286,207,520	$281,692,413	$189,620,125	$287,755,981	$881,803

	As of December 31, 2011			Three Months Ended March 31, 2011
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized

Multi-family	$67,195,296	$67,149,845	$57,379,670	$160,411,797	$905,707
Office	45,102,262	39,972,420	26,560,000	87,711,998	1,093,115
Land	133,335,376	132,142,122	58,700,000	130,255,661	8,356
Hotel	33,671,507	35,771,507	33,671,515	76,171,507	243,787
Condo	10,000,000	10,000,000	9,070,670	10,000,000	60,000
Total	$289,304,441	$285,035,894	$185,381,855	$464,550,963	$2,310,965

(1) Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2) Represents an average of the beginning and ending unpaid principal balance of each asset class.

During the quarter ended March 31, 2012, the Company wrote off two preferred equity investments with a total carrying value of $3.6 million and recorded charge-offs to previously recorded reserves totaling $3.6 million.  During the quarter ended March 31, 2011, the Company sold a mezzanine loan with a carrying value of $7.0 million, which had been fully reserved for in a prior period, for $0.2 million and wrote down a bridge loan with a carrying value of $44.5 million to $2.9 million, after principal paydowns of $38.0 million, and recorded charge-offs to previously recorded reserves of $10.4 million.  The Company also charged-off $31.7 million of loan loss reserves related to two loans with carrying values totaling approximately $77.2 million, net of reserves and assumed debt, on properties that were transferred to the Company by the owner, a creditor trust as well as purchased by the Company out of bankruptcy and recorded to real estate owned, net on the Company’s Consolidated Balance Sheet in the first quarter of 2011.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.  Loss on sale and restructuring of loans of $1.0 million was recorded during the three months ended March 31, 2011 as a result of the execution of a forbearance agreement on a loan modified in the second quarter of 2011.

As of March 31, 2012, ten loans with an aggregate net carrying value of approximately $15.3 million, net of related loan loss reserves of $39.1 million, were classified as non-performing, of which one loan with a carrying value of $1.4 million did not have a loan loss reserve.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2011, 12 loans with an aggregate net carrying value of approximately $15.3 million, net of related loan loss reserves of $42.6 million, were classified as non-performing, of which one loan with a carrying value of $1.4 million did not have a loan loss reserve.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

A summary of the Company’s non-performing loans by asset class as of March 31, 2012 and December 31, 2011 is as follows:

	As of March 31, 2012			As of December 31, 2011
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multi-family	$10,757,795	$—	$10,757,795	$14,328,862	$1,392,325	$12,936,537
Office	14,947,347	—	14,947,347	14,948,138	6,506,663	8,441,475
Land	24,999,972	—	24,999,972	24,999,972	—	24,999,972
Hotel	3,671,507	—	3,671,507	3,671,507	—	3,671,507
Total	$54,376,621	$—	$54,376,621	$57,948,479	$7,898,988	$50,049,491

At March 31, 2012, the Company did not have any loans contractually past due 90 days or more that are still accruing interest.  During the quarter ended March 31, 2012, the Company refinanced and/or modified one $35.7 million loan which was not considered by the Company to be a troubled debt restructuring.  In addition, a $2.8 million loan that was extended during the period was considered to be a trouble debt restructuring during the three months ended March 31, 2012.  During the quarter ended March 31, 2011, the Company refinanced and/or modified seven loans totaling $164.5 million, of which two loans totaling $17.2 million were considered by the Company to be troubled debt restructurings.  In addition, the Company had unfunded commitments totaling $0.2 million on modified loans which were considered troubled debt restructurings as of March 31, 2011.  The Company had no unfunded commitments on the modified loan which was considered a troubled debt restructuring as of March 31, 2012.

A summary of loan modifications and extensions by asset class that the Company considered to be troubled debt restructurings during the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31, 2012					For the Three Months Ended March 31, 2011
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Extended Unpaid Principal Balance	Extended Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest

Multi-family	—	$—	—	$—	—	2	$17,209,370	2.26%	$17,211,171	2.83%
Land	1	2,818,270	—	2,818,270	—	—	—	—	—	—
Total	1	$2,818,270	—	$2,818,270	—	2	$17,209,370	2.26%	$17,211,171	2,83%

There were no loans which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of March 31, 2012 and 2011 and no additional loans were considered to be impaired due to the Company’s troubled debt restructuring analysis for the three months ended March 31, 2012 and 2011.  These loans were modified to increase the total recovery of the combined principal and interest from the loan.  Any loan modification is predicated upon a goal of maximizing the collection of the loan.  Loan terms that have been modified have included, but are not limited to interest rate, maturity date and in certain cases, principal amount.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 4 — Securities

The following is a summary of the Company’s securities classified as available-for-sale at March 31, 2012:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value
Common equity securities	$—	$58,789	$117,579	$176,368
Collateralized debt obligation (CDO) bond	10,000,000	1,000,000	1,000,000	2,000,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$1,117,579	$4,276,368

The following is a summary of the Company’s securities classified as available-for-sale at December 31, 2011:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value
Common equity securities	$—	$58,789	$117,579	$176,368
Collateralized debt obligation (CDO) bond	10,000,000	1,000,000	1,000,000	2,000,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$1,117,579	$4,276,368

The following is a summary of the underlying credit rating of the Company’s CDO bond and CMBS investments available-for-sale at March 31, 2012 and December 31, 2011:

	At March 31, 2012			At December 31, 2011
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total
CCC-	2	$3,100,000	100%	2	$3,100,000	100%

(1) Based on the rating published by Standard & Poor’s for each security.

The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which it purchased in 2007 for $16.7 million, and which had a fair value of $0.2 million at March 31, 2012.  As of March 31, 2012, a net unrealized gain totaling $0.1 million was recorded in accumulated other comprehensive loss related to these securities.

The Company owns a CDO bond security, purchased at a discount in 2008 for $7.5 million, which bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 40.0 years, but has an estimated remaining life of 4.1 years based on the maturities of the underlying assets.  As of the second quarter of 2010, the Company is no longer accreting income on this security which had $2.0 million of original discount and a fair value of $2.0 million at March 31, 2012.  As of March 31, 2012, an unrealized gain of $1.0 million was recorded in accumulated other comprehensive loss related to this security.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The Company currently has two mezzanine loans with a carrying value before loan loss reserves of $30.0 million related to this portfolio.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 8.2 years, but has an estimated life of 0.2 years based on the extended maturity of the underlying asset and a fair value of $2.1 million at March 31, 2012.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  No impairment was recorded on the Company’s available-for-sale securities for the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2011, the Company amortized less than $0.1 million of premium into interest income from its CMBS investment and the premium was fully amortized as of December 31, 2011.  For the three months ended March 31, 2012 and 2011, no discount was accreted from the CDO bond investment.

The following is a summary of the Company’s securities classified as held-to-maturity at March 31, 2012:

	Face	Amortized	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Value	Gain	Loss	Fair Value
Residential mortgage-backed securities (RMBS)	$65,344,967	$64,254,614	$64,254,614	$68,954	$(21,404)	$64,302,164
Commercial mortgage-backed security (CMBS)	731,327	738,485	738,485	—	(1,205)	737,280

Total securities held-to-maturity	$66,076,294	$64,993,099	$64,993,099	$68,954	$(22,609)	$65,039,444

The following is a summary of the Company’s securities classified as held-to-maturity at December 31, 2011:

	Face	Amortized	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Value	Gain	Loss	Fair Value
Residential mortgage-backed securities (RMBS)	$29,192,262	$29,199,506	$29,199,506	$57,704	$(419)	$29,256,791
Commercial mortgage-backed security (CMBS)	734,969	742,602	742,602	—	(5,179)	737,423

Total securities held-to-maturity	$29,927,231	$29,942,108	$29,942,108	$57,704	$(5,598)	$29,994,214

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following is a summary of the underlying credit ratings of the Company’s RMBS and CMBS investments held-to-maturity at March 31, 2012 and December 31, 2011:

	At March 31, 2012			At December 31, 2011
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total

AAA	3	$1,730,544	3%	2	$817,810	3%
AA	1	902,125	1%	—	—	—
BB	2	16,922,741	26%	—	—	—
BB-	2	729,903	1%	2	1,462,483	5%
CCC	1	10,727,368	17%	—	—	—
NR	7	33,980,418	52%	4	27,661,815	92%
	16	$64,993,099	100%	8	$29,942,108	100%

(1) Based on the rating published by Standard & Poor’s for each security.  NR stands for “not rated”.

During the three months ended March 31, 2012, the Company purchased an RMBS investment, at par, for $4.0 million, seven RMBS investments, at a premium of $0.2 million, for a total of $30.0 million, and an RMBS investment, at a discount of $1.2 million, for $10.9 million, and received total principal paydowns of $9.9 million on the portfolio.  During the year ended December 31, 2011, the Company purchased four RMBS investments, at par, for a total of $33.0 million and three RMBS investments, at a premium of less than $0.1 million, for a total of $2.7 million, and received total principal paydowns of $6.5 million on the portfolio.  The total carrying value of the RMBS investments was $64.3 million and $29.2 million at March 31, 2012 and December 31, 2011, respectively.  The RMBS investments are collateralized by portfolios of residential properties, bear interest at a weighted average fixed rate of 6.22%, have a weighted average stated maturity of 33.0 years, but have weighted average estimated lives of 3.9 years based on the estimated maturity of the RMBS investments, and had a total fair value of $64.3 million at March 31, 2012.  Approximately $8.6 million matures within one year, $45.0 million matures after one year through five years, and $10.7 million matures after ten years.  The RMBS investments were financed with a repurchase agreement with a financial institution which finances between 80% to 90% of the value of each individual investment.  During the three months ended March 31, 2012, the Company financed $37.5 million of the RMBS investments and paid down the total debt by $7.3 million due to the principal paydowns received on the RMBS investments.  During the year ended December 31, 2011, the Company financed $30.0 million of the RMBS investments and paid down the total debt by $3.9 million due to the principal paydowns received on the RMBS investments.  The total debt balance was $56.4 million and $26.1 million at March 31, 2012 and December 31, 2011, respectively.  See Note 7 — “Debt Obligations” for further details.

The Company purchased a CMBS investment, at par, in the fourth quarter of 2011 for $0.7 million, which is collateralized by a portfolio of commercial properties.  The CMBS investment bears interest at a fixed rate of 2.95%, has a stated maturity of 15.6 years, but has an estimated life of 3.6 years based on the extended maturity of the underlying assets and a fair value of $0.7 million at March 31, 2012.

Securities held-to-maturity are carried at cost, net of unamortized premiums and discounts.  The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  As of March 31, 2012, no impairment was recorded on the Company’s securities held-to-maturity.

For the three months ended March 31, 2012, less than $0.1 million of premium was amortized and less than $0.1 million of discount was accreted from the Company’s held-to-maturity investments.

The weighted average yield on the Company’s CDO bond, CMBS and RMBS investments based on their face values was 4.94% and 0.34%, including the amortization of premium and the accretion of discount, for the three months ended March 31, 2012 and 2011, respectively.

Note 5 — Investment in Equity Affiliates

The following is a summary of the Company’s investment in equity affiliates at March 31, 2012 and December 31, 2011:

	Investment in Equity Affiliates at		Unpaid Principal Balance to Equity Affiliates at
	March 31,	December 31,	March 31,
Equity Affiliates	2012	2011	2012

930 Flushing & 80 Evergreen	$195,726	$229,476	$23,666,825

450 West 33rd Street	—	—	50,000,000

St. John’s Development	—	—	25,000,000

Lightstone Value Plus REIT L.P.	55,988,409	55,988,409	—

JT Prime	851,000	851,000	—

West Shore Café	1,979,759	2,053,079	5,000,000

Ritz-Carlton Club	582,070	750,000	—

Lexford Portfolio	100	100	78,549,600

Issuers of Junior Subordinated Notes	578,000	578,000	—

Total	$60,175,064	$60,450,064	$182,216,425

The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method of accounting and the remaining investments under the equity method.

The following represents the change in the Company’s investments in equity affiliates:

930 Flushing & 80 Evergreen

In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture that owns and operates two commercial properties.  The Company purchased this investment from ACM in August 2003.  As of December 31, 2007, the Company had contributed an additional $1.2 million to this joint venture.

The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture.  The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively.  The bridge loan was extended for two one-year periods and during

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

the second quarter of 2008, the Company was repaid in full.  In addition, in August 2005, the joint venture refinanced one of these properties with a $25.0 million amortizing bridge loan provided by the Company.  The loan matures in April 2016, has a fixed rate of 6.45%, and has an outstanding principal balance of $23.8 million at December 31, 2011.  Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan.  Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million, which was recorded as a return of capital in 2005.  During 2008, the Company received a $0.2 million return of capital from contribution made in 2007.  In addition, during 2010, the Company contributed an additional $0.1 million of capital, resulting in a balance of $0.6 million at December 31, 2010.  In the fourth quarter of 2011, the Company recorded $0.3 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s 2011 Consolidated Statement of Operations, reducing the balance of the investment to $0.2 million at December 31, 2011. During the three months ended March 31, 2012, the Company recorded less than $0.1 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s 2012 Consolidated Statement of Operations, reducing the balance of the investment to $0.2 million at March 31, 2012.

West Shore Café

In August 2010, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California.  The Company also provided a $5.5 million first mortgage loan, $5.0 million of which was funded as of March 31, 2012, that matures in August 2013 and bears interest at a yield of 10.5%.  During the year ended December 31, 2011, the Company received distributions of approximately $0.1 million related to the preferred return, which were recorded as a return of investment.  During the three months ended March 31, 2012, the Company recorded $0.1 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s 2012 Consolidated Statement of Operations, reducing the balance of the investment to $2.0 million at March 31, 2012.

Ritz-Carlton Club

In October 2011, the Company invested approximately $0.8 million in exchange for a 19.93% non-controlling interest with a 10.00% return subject to certain conditions in the Ritz-Carlton Club, a condominium project in Lake Tahoe, California.  During the three months ended March 31, 2012, the Company recorded $0.2 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s 2012 Consolidated Statement of Operations, reducing the balance of the investment to $0.6 million at March 31, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 6 — Real Estate Owned and Held-For-Sale

Real Estate Owned

The Company had a $29.8 million loan secured by a portfolio of multifamily assets in various locations of the United States that had a maturity date of June 2010 and a weighted average interest rate of approximately 4.26%.  In prior years, the Company established an $18.4 million provision for loan loss related to this portfolio reducing its carrying value to $11.4 million as of December 31, 2010.  In March 2011, the Company purchased the portfolio of multifamily assets (the “Multifamily Portfolio”) securing this loan out of bankruptcy and assumed a $55.4 million first mortgage loan secured by the portfolio of assets.  As of the date of this transaction, as well as at December 31, 2010, the loan was past due and non-performing.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $65.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the first quarter of 2011, the Company did not record any property operating income or expenses from this portfolio because ownership did not pass to the Company until the end of the quarter and the Company believed that any operating activity that occurred were immaterial to the Company’s interim Consolidated Financial Statements.  In the second quarter of 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage.  No gain or loss was recorded on the transaction as the asset was sold for its historical cost basis.  For the three months ended March 31, 2012, the Company recorded property operating income of $2.5 million, property operating expense of $2.6 million and depreciation of $0.3 million.  For the three months ended March 31, 2011, the Company did not record any property operating income or expenses because ownership did not pass to the Company until the end of the first quarter and the Company believes that any operating activity that occurred was immaterial to the Company’s interim Consolidated Financial Statements.  At March 31, 2012, this investment’s balance sheet was comprised of land of $15.7 million, building, net of accumulated depreciation, totaling approximately $47.0 million, cash of $0.3 million, restricted cash of $0.8 million due to a first mortgage escrow requirement, other assets of $0.3 million, other liabilities of $0.9 million and a mortgage note payable of $53.8 million.  The Company finalized the purchase price allocation in the first quarter of 2012.

As of March 31, 2012, the Company’s seven multifamily properties classified as real estate owned had weighted average occupancy rates of approximately 84%.

The Company had an $85.0 million loan secured by a portfolio of six hotel assets in Florida that had a maturity date of July 2014 and a weighted average interest rate of approximately 3.75%.  During 2010, the Company established a $13.4 million provision for loan loss related to this portfolio reducing its carrying value to $71.6 million as of December 31, 2010.  In February 2011, the portfolio of hotel assets (the “Hotel Portfolio”) securing this loan were transferred to the Company by the owner, a creditor trust.  As of the date of this transaction, as well as at December 31, 2010, the loan was contractually current.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $67.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  For the three months ended March 31, 2012, the Company recorded property operating income of $6.5 million, property operating expense of $4.7 million and depreciation of $0.8 million.  For the three months ended March 31, 2011, the Company recorded property operating income of $4.7 million, property operating expense of $2.9 million and depreciation of $0.2 million.  The operating results of the Hotel Portfolio are seasonal with the majority of revenues earned in the first two quarters of the calendar year.  At March 31, 2012, this investment’s balance sheet was comprised of land of $12.0 million, building, net of accumulated depreciation, totaling approximately $53.2 million, cash of $1.8 million, other assets of $2.4 million, receivable from related party of less than $0.1 million and other liabilities of $4.1 million.  The Company finalized the purchase price allocation in the first quarter of 2012.

For the three months ended March 31, 2012, the Company’s six hotel properties classified as real estate owned had weighted average occupancy rates of approximately 61%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Real Estate Held-For-Sale

The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Tucson, Arizona that had a maturity date of July 2012 and bore interest at a fixed rate of 10%.  During 2009, the Company established a $5.6 million provision for loan loss related to this property equal to the carrying value of the loan and in the second quarter of 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million interest in a first mortgage loan.  The Company recorded this transaction as real estate owned in its Consolidated Financial Statements at a fair value of $20.8 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  During the fourth quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $19.4 million and reclassified property operating income and expenses and impairment loss for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements.  In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.  The Company sold the property in March 2012 and recorded a gain on sale of real estate held-for-sale of $3.5 million in its Consolidated Statement of Operations and the $20.8 million first mortgage loan was paid off.  For the three months ended March 31, 2012, income from discontinued operations consisted of property operating income of $0.6 million and property operating expense of $0.5 million.  For the three months ended March 31, 2011, income from discontinued operations consisted of property operating income of $0.6 million, property operating expense of $0.6 million and depreciation of $0.2 million.

The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%.  In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company.  As a result, during the second quarter of 2009 the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at a fair value of $2.9 million.  The carrying value represented the fair value of the underlying collateral at the time of the transfer.  During the second quarter of 2011, through site visits and discussion with market participants, the Company determined that the asset exhibited indicators of impairment and performed an impairment analysis.  As a result of the impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $0.8 million in the Consolidated Statement of Operations.  During the third quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $1.9 million and reclassified property operating income and expenses and impairment loss for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements.  In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.  In the fourth quarter of 2011, the Company recorded an additional impairment loss of $0.7 million in the Consolidated Statement of Operations, reducing the carrying value of the investment to $1.2 million. The Company sold the property in March 2012 and recorded a gain on sale of real estate held-for-sale of less than $0.1 million in its Consolidated Statement of Operations.  For the three months ended March 31, 2012, loss from discontinued operations consisted of net property operating income of $0.2 million.  For the three months ended March 31, 2011, income on operations of real estate held-for-sale consisting of property operating income of $0.1 million, property operating expense of $0.3 million and depreciation of less than $0.1 million.

The Company had a $5.0 million mezzanine loan secured by an office building located in Indianapolis, Indiana that was scheduled to mature in June 2012 and bore interest at a fixed rate of 10.72%.  During the first quarter of 2008, the Company established a $1.5 million provision for loan loss related to this property reducing the carrying value to $3.5 million at March 31, 2008.  In April 2008, the Company was the winning bidder at a UCC foreclosure sale of the entity which owns the equity interest in the property securing this loan, subject to a $41.4 million first mortgage on the property.  As a result, during the second quarter of 2008, the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at fair value, which included the Company’s $3.5 million carrying value of the mezzanine loan and the $41.4 million first lien mortgage note payable.  During the third quarter of 2009, the Company mutually agreed with a first mortgage lender to appoint a receiver to operate the property and the Company is working to assist in the transfer of title to the first mortgage lender.  As a result, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Company reclassified this investment from real estate owned to real estate held-for-sale at a fair value of $41.4 million, reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements, and recorded an impairment loss of $4.9 million in 2009.  As of March 31, 2012, this real estate held-for-sale investment consisted of land and building, net of accumulated depreciation, of approximately $41.4 million.  At March 31, 2012, the Company also had a mortgage note payable held-for-sale of $41.4 million and other liabilities of $1.2 million.  The Company did not record interest expense related to the note payable, as the interest expense was non-recourse and the Company was in the process of cooperating with the receiver and the first lien holder in order for the first lien holder to take title to the office building.  For the three months ended March 31, 2012 and 2011, the receiver’s issued financial statements reported net income for the office building investment held-for-sale.  The Company believed these amounts were not realizable and, as such, did not record any income or loss on this held-for-sale investment.  The Company had originally planned to transfer the property to the first mortgage lender within one year of the date of its designation as held-for-sale, however, due to circumstances beyond the Company’s control, the transfer had not been completed within the one year time frame.  In the second quarter of 2012, the Company surrendered the property to the first mortgage lender in full satisfaction of the mortgage note payable.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 7 — Debt Obligations

The Company utilizes a repurchase agreement, a warehouse credit facility, collateralized debt obligations, junior subordinated notes, a note payable, loan participations and mortgage notes payable to finance certain of its loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

Repurchase Agreement and Credit Facility

The following table outlines borrowings under the Company’s repurchase agreement and credit facility as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, financial institution, rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 1.71% and 1.69%, respectively	$56,366,000	$65,344,967	$26,105,000	$29,192,267

Warehousing credit facility, financial institution, $50.0 million committed line, expiration July 2013, interest is variable based on one-month LIBOR, the weighted average note rate was 3.03% and 3.09%, respectively	50,000,000	70,192,000	50,000,000	70,192,000

Total repurchase agreements and credit facilities	$106,366,000	$135,536,967	$76,105,000	$99,384,267

At March 31, 2012 and December 31, 2011, the weighted average note rate for the Company’s repurchase agreements and credit facilities was 2.33% and 2.61%, respectively.  There were no interest rate swaps on these facilities at March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012, the Company financed the purchase of nine RMBS investments with a repurchase agreement with a financial institution for a total of $37.5 million and paid down the total debt by $7.3 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2011, the Company financed the purchase of seven RMBS investments with the repurchase agreement for a total of $30.0 million and paid down the total debt by $3.9 million due to principal paydowns received on the RMBS investments.  The total debt balance was $56.4 million and $26.1 million at March 31, 2012 and December 31, 2011, respectively.  See Note 4 — “Securities” for further details.  The facility finances between 80% and 90% of the value of each investment, has a rolling monthly term, and bears interest at a rate of 125 to 150 basis points over LIBOR.  The facility also includes a minimum net worth covenant of $100.0 million and the outstanding balance reflects the 15 investments currently financed in the facility.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 275 basis points over LIBOR, required a 1.00% commitment fee upon closing, matures in July 2013 with a one year extension option that requires two 5% paydowns and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility also has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates.  At March 31, 2012, the outstanding balance of this facility was $50.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Collateralized Debt Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of March 31, 2012:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.02%	$160,403,527	$166,428,492	$327,374,642	$265,317,362	$731,327	$738,485	$737,280	$2,269,186	$221,148,991

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.94%	267,135,571	273,326,184	429,803,736	367,192,621	10,000,000	2,000,000	2,000,000	15,008,021	147,583,516

CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.81%	521,791,657	530,951,595	602,133,927	555,607,460	—	—	—	205,324	187,740,898

Total CDOs	$949,330,755	$970,706,271	$1,359,312,305	$1,188,117,443	$10,731,327	$2,738,485	$2,737,280	$17,482,531	$556,473,405

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of December 31, 2011:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.49%	$160,435,201	$166,513,982	$329,771,834	$267,636,713	$734,969	$742,602	$737,423	$22,136	$152,303,041

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.83%	285,827,267	292,073,302	443,418,527	380,782,546	10,000,000	2,000,000	2,000,000	17,136,397	131,932,659

CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.24%	534,791,657	544,028,109	579,343,579	531,123,295	—	—	—	24,795,495	171,427,137

Total CDOs	$981,054,125	$1,002,615,393	$1,352,533,940	$1,179,542,554	$10,734,969	$2,742,602	$2,737,423	$41,954,028	$455,662,837

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(1)   Amounts include loans to real estate assets consolidated by the Company that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

(2)  The security with a fair value of $737,280 was rated AAA at March 31, 2012 and December 31, 2011 by Standard & Poor’s.  The security with a fair value of $2,000,000 was rated a CCC- at March 31, 2012 and December 31, 2011 by Standard & Poor’s.

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

At March 31, 2012 and December 31, 2011, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 1.95% and 2.23%, respectively.  Excluding the effect of swaps, the weighted average note rate at March 31, 2012 and December 31, 2011 was 1.03% and 1.14%, respectively.

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

As of January 15, 2012, CDO III has reached the end of its replenishment date.  Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed are recorded as a reduction of the CDO liability.  CDO III has a $100.0 million revolving note class that provides a revolving note facility.  The outstanding note balance for CDO III was $531.0 million at March 31, 2012 which included $100.0 million outstanding under the revolving note facility.

During the three months ended March 31, 2012, the Company purchased, at a discount, $14.5 million of investment grade rated Class B and E notes originally issued by its CDO II and CDO III issuing entities for a price of $9.2 million from third party investors and recorded a net gain on extinguishment of debt of $5.3 million in its 2012 Consolidated Statement of Operations.

During the three months ended March 31, 2011, the Company had purchased, at a discount, a $1.5 million investment grade rated Class F note originally issued by its CDO III issuing entity for a price of $0.6 million from a third party investor and recorded a gain on extinguishment of debt of $0.9 million in its 2011 Consolidated Statements of Operations.

In the second quarter of 2012, the Company purchased, at a discount, $42.7 million of investment grade rated Class C, D, E, F, G and H notes originally issued by its CDO II and CDO III issuing entities for a price of $21.7 million from third party investors and will record a net gain on extinguishment of debt of $21.0 million in its Consolidated Statement of Operations for the three months ended June 30, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table sets forth the face amount and gain on extinguishment of the Company’s CDO bonds repurchased in the following periods by bond class:

	For the Three Months Ended March 31,
	2012		2011
Class:	Face Amount	Gain	Face Amount	Gain

B	$13,000,000	$4,615,000	$—	$—
E	1,515,276	731,121	—	—
F	—	—	1,500,000	892,500
Total	$14,515,276	$5,346,121	$1,500,000	$892,500

In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $21.4 million remains at March 31, 2012.  See “Junior Subordinated Notes” below for further details.

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

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	$25,224,611	$25,203,958
Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	6,281,747	6,277,218
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	25,224,611	25,203,958
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	24,593,305	24,573,169
Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	13,131,015	13,121,735
Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	14,110,571	14,100,534
Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	28,347,347	28,327,185
Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	19,101,437	19,087,154
Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 0.50%	2,368,306	2,366,557

Total junior subordinated notes	$158,382,950	$158,261,468

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The carrying value under these facilities was $158.4 million at March 31, 2012 and $158.3 million at December 31, 2011, which is net of a deferred amount of $17.5 million and $17.6 million, respectively.  The current weighted average note rate was 0.50% at March 31, 2012 and December 31, 2011, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.85% at March 31, 2012 and December 31, 2011.  The impact of these variable interest entities with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

In 2010, the Company retired $114.1 million of its junior subordinated notes, with a carrying value of $102.1 million, in exchange for the re-issuance of its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of $42.8 million, CDO bonds of other issuers it had acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash.

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”).  Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $17.5 million at March 31, 2012, is being amortized into expense over the life of the notes.

During the Modification Periods, the Company was permitted to make distributions of up to 100% of taxable income to common shareholders.  The Company had agreed that such distributions would be paid in the form of the Company’s stock to the maximum extent permissible under the Internal Revenue Service rules and regulations in effect at the time of such distribution, with the balance payable in cash.  This requirement regarding distributions in stock could have been terminated by the Company at any time, provided that the Company paid the note holders the original rate of interest from the time of such termination.

The junior subordinated notes are unsecured, have original maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$50,157,708	$55,988,411	$50,157,708	$55,988,411

Junior loan participation, maturity of July 2012, secured by the Company’s interest in a mezzanine loan with a principal balance of $32.0 million, participation interest was based on a portion of the interest received from the loan which has a variable rate of LIBOR plus 4.35%	32,000,000	32,000,000	32,000,000	32,000,000

Junior loan participation, maturity of August 2012, secured by the Company’s interest in a mezzanine loan with a principal balance of $11.8 million. The participation has a 0% rate of interest	2,000,000	2,000,000	2,000,000	2,000,000

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$85,457,708	$91,288,411	$85,457,708	$91,288,411

At March 31, 2012 and December 31, 2011, the aggregate weighted average note rate for the Company’s notes payable was 4.12% and 4.14%, respectively.  There were no interest rate swaps on the notes payable at March 31, 2012 and December 31, 2011.

In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company’s profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone Value Plus REIT, L.P.  The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company’s interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.  In March 2009, the Company also recorded a gain on exchange of profits interest of $56.0 million.  At March 31, 2012, the outstanding balance of this note was $50.2 million.

In April 2011, the Company entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan.  The loan was participated out to a subordinate lender at a discount and the Company received $28.8 million of proceeds.  The subordinate lender will receive its proportionate share of the interest received from the loan, which has a variable rate of LIBOR plus 4.35% and a maturity of July 2012.  The Company also has the right to sell its $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan is not repaid by July 9, 2012.  The outstanding balance of this junior loan participation was $32.0 million at March 31, 2012.  In June 2011, the Company entered into a non-recourse junior loan participation in the amount of $2.0 million on an $11.8 million mezzanine loan.  The participation has a 0% rate of interest and a maturity of August 2012.  The outstanding balance of this junior loan participation was $2.0 million at March 31, 2012.  The Company also has a junior loan participation with an outstanding balance at March 31, 2012 of $1.3 million on a $1.3 million bridge loan.  Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan.  Interest expense is based on the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

portion of the interest received from the loan that is paid to the junior participant.  The Company’s obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Note Payable — Real Estate Owned

During 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by a portfolio of multifamily assets (the “Multifamily Portfolio”).  The real estate investment was classified as real estate owned in the Company’s Consolidated Balance Sheet in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.  In June 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million at March 31, 2012.

Mortgage Notes Payable - Held-For-Sale

During 2010, the Company assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which the Company had a $5.6 million junior participation loan secured by an apartment building.  The real estate investment was originally classified as real estate owned and was reclassified to real estate held-for-sale in December 2011.  The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option.  In March 2012, the Company sold the property to a third party and the first lien mortgage was paid off.

During 2008, the Company assumed a $41.4 million interest-only first lien mortgage related to the foreclosure of an entity in which the Company had a $5.0 million mezzanine loan.  The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale at September 30, 2009.  The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012.  The outstanding balance of this mortgage was $41.4 million at March 31, 2012.  In the second quarter of 2012, the Company surrendered the property to the first mortgage lender in full satisfaction of the first lien mortgage.

Debt Covenants

The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  The Company was in compliance with all financial covenants and restrictions at March 31, 2012.

The Company’s CDO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests.  The Company’s CDOs were in compliance with all such covenants as of March 31, 2012, as well as on the most recent determination date in April 2012.  In the event of a breach of the CDO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a CDO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs.  However, the Company may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The chart below is a summary of the Company’s CDO compliance tests as of the most recent determination date in April 2012:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	211.21%	185.89%	107.59%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	338.82%	422.78%	482.78%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

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

As of the determination dates in April 2012, January 2012, October 2011, July 2011 and April 2011, the Company’s overcollateralization ratios were 211.21%, 211.18%, 207.53%, 196.92% and 185.59%, respectively, for CDO I; 185.89%, 179.31%, 181.78%, 181.74% and 181.74%, respectively, for CDO II; and 107.59%, 107.59%, 108.47%, 109.50% and 109.89%, respectively, for CDO III.  The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CDOs prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.

Also, no payment due under the Junior Subordinated Indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee.  The Junior Subordinated Indentures are also cross-defaulted with each other.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The following is a summary of the derivative financial instruments held by the Company as of March 31, 2012 and December 31, 2011 (dollars in thousands):

		Notional Value						Fair Value
Designation\ Cash Flow	Derivative	Count	March 31, 2012	Count	December 31, 2011	Expiration Date	Balance Sheet Location	March 31, 2012	December 31, 2011

Non-Qualifying	Basis Swaps	8	$743,952	9	$854,079	2013 – 2015	Other Assets	$1,185	$1,563

Non-Qualifying	LIBOR Caps	2	$13,000	2	$13,000	2012 - 2013	Other Assets	$—	$1

Qualifying	LIBOR Cap	1	$73,301	1	$73,301	2013	Other Assets	$—	$1

Qualifying	Interest Rate Swaps	21	$449,954	24	$515,327	2012 – 2017	Other Liabilities	$(42,197)	$(45,890)

The fair value of Non-Qualifying Basis Swap Hedges was $1.2 million and $1.6 million as of March 31, 2012 and December 31, 2011, respectively, and was recorded in other assets in the Consolidated Balance Sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  The fair value of the Non-Qualifying LIBOR Cap Hedges was less than $0.1 million at March 31, 2012 and December 31, 2011, and was recorded in other assets in the Consolidated Balance Sheets.  The Company entered into these hedges in the fourth quarter of 2010 and the first quarter of 2011 due to loan agreements which required LIBOR Caps of 1% to 2%.  In addition, during the three months ended March 31, 2012, a basis swap matured with a notional value of approximately $110.1 million.  During the three months ended March 31, 2011, the notional value of one basis swaps decreased by approximately $58.6 million pursuant to the contractual terms of the respective swap agreement.  For the three months ended March 31, 2012 and 2011, the change in fair value of the Non-Qualifying Swaps was $(0.4) million and $(0.3) million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

The fair value of Qualifying Interest Rate Swap Cash Flow Hedges as of March 31, 2012 and December 31, 2011 was $(42.2) million and $(45.9) million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets.  The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the first quarter of 2011, the Company entered into a LIBOR Cap with a notional value of approximately $73.3 million that qualifies as a cash flow hedge.  The fair value of the Qualifying LIBOR Cap Hedge was less than $0.1 million at March 31, 2012 and is recorded in other assets in the Consolidated Balance Sheet.  The Company entered into this hedge due to a loan agreement which required a LIBOR Cap of 2%.  During the three months ended March 31, 2012, three interest rate swaps matured with a combined notional value of approximately $65.3 million.  As of March 31, 2012, the Company expects to reclassify approximately $(15.1) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.

Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  As of March 31, 2012 and December 31, 2011, the Company has a net deferred loss of $2.7 million and $2.9 million, respectively, in accumulated other comprehensive loss.  The Company recorded $0.3 million and $0.4 million as additional interest expense related to the amortization of the loss for the three months ended March 31, 2012 and 2011, respectively, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended March 31, 2012 and 2011, respectively.  The Company expects to record approximately $0.7 million of net deferred loss to interest expense over the next twelve months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of March 31, 2012 and 2011 (dollars in thousands):

		Amount of Loss (Gain) Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended		Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion) For the Three Months Ended
Designation \Cash Flow	Derivative	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Non-Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$83	$(205)

Qualifying	Interest Rate Swaps / Cap	$1,266	$(623)	$(5,197)	$(7,291)	$—	$—

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as Cash Flow Hedges as of March 31, 2012 and December 31, 2011 of approximately $(44.9) million and approximately $(48.8) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(42.2) million and $(45.9) million, respectively, deferred losses on terminated interest swaps of $(3.4) million and $(3.7) million as of March 31, 2012 and December 31, 2011, respectively, and deferred net gains on termination of interest swaps of $0.7 million and $0.8 million as of March 31, 2012 and December 31, 2011, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2012 and December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(20.2) million and $(22.0) million, respectively.  As of March 31, 2012 and December 31, 2011, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $20.7 million and $21.9 million, respectively, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 53 VIEs in which it has a variable interest as of March 31, 2012 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $659.0 million and exposure to real estate debt of approximately $5.9 billion at March 31, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of March 31, 2012:

Type	Origination Date	Carrying Amount (1)	Property	Location

Loan and investment	Dec — 03	$50,000,000	Office	New York
Loan	Jan — 06	1,355,330	Multifamily	New York
Loan	Mar — 06	9,870,070	Office	Pennsylvania
Loan	Jun — 06	104,618,872	Land	California
Loan	Aug — 06	5,447,637	Multifamily	Indiana
Loan	Sep — 06	2,800,000	Office	Rhode Island
Loan	Oct — 06	1,360,838	Multifamily	South Carolina
Loan	Oct — 06	2,046,507	Multifamily	North Carolina
Loan	May — 08	5,910,802	Multifamily	Florida
Loan	Dec — 06	62,673,230	Multifamily	New York
Loan	Jan — 07	4,048,584	Multifamily	Texas
Loan	Mar — 07	1,879,531	Office	South Carolina
Loan	Mar — 07	37,022,939	Office	New York
Loan	Feb — 07	47,127,065	Multifamily	Florida
Loan	Mar — 07	1,994,965	Multifamily	Florida
Loan	Mar — 07	3,671,507	Hotel	Arizona
Loan	Jun — 07	4,144,541	Multifamily	Michigan
Loan	Feb — 08	51,795,287	Multifamily	California
Loan	May — 06	10,000,000	Condo	California
Loan	Aug — 07	5,926,402	Multifamily	Florida
Loan	Dec — 06	32,006,908	Multifamily	Various
Loan	Dec — 06	24,999,972	Land	Florida
Loan	Aug — 10	7,020,275	Hotel	California
Loan	Dec — 10	6,864,012	Multifamily	Texas
Loan	Jan — 11	1,922,162	Multifamily	Texas
Loan	Apr — 11	2,061,746	Multifamily	New York
Loan	Feb — 06	1,903,094	Multifamily	Indiana
Loan	Nov — 08	4,667,863	Multifamily	Connecticut
Loan	Nov — 11	4,024,443	Office	Texas
Loan	Nov — 11	5,250,827	Multifamily	Indiana
Loan and investment	Dec — 11	78,555,594	Multifamily	Various
Loan	Sep — 11	2,818,270	Land	California
Loan	Feb — 07	2,430,000	Office	Ohio
Investment	May — 08	2,000,000	CDO bond	N/A
Investment	Dec — 10	2,100,000	CMBS	N/A
Investment	Jul — 11	103,692	RMBS	N/A
Investment	Jul — 11	1,383,395	RMBS	N/A
Investment	Oct — 11	4,673,712	RMBS	N/A
Investment	Oct — 11	12,256,395	RMBS	N/A
Investment	Nov — 11	3,762,369	RMBS	N/A
Investment	Dec — 11	622,444	RMBS	N/A
Investment	Nov — 11	731,327	CMBS	N/A
Investment	Jan — 12	8,170,930	RMBS	N/A
Investment	Feb — 12	138,340	RMBS	N/A
Investment	Feb — 12	5,934,698	RMBS	N/A
Investment	Feb — 12	3,563,875	RMBS	N/A
Investment	Mar — 12	879,497	RMBS	N/A
Investment	Mar — 12	235,594	RMBS	N/A
Investment	Mar — 12	737,371	RMBS	N/A
Investment	Mar — 12	11,973,283	RMBS	N/A
Investment	Feb — 12	10,909,372	RMBS	N/A
Investment	Apr — 05	187,000	Junior subordinated notes (2)	N/A
Investment	Jun — 06	391,000	Junior subordinated notes (2)	N/A
Total		$658,973,567

(1) Represents the carrying amount of loans and investments before reserves.  The Company’s maximum exposure to loss would not

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

exceed the carrying amount of its investment.  At March 31, 2012, $209.6 million of loans to VIEs had corresponding loan loss reserves of approximately $131.7 million and $40.8 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) These entities that issued the junior subordinated notes are VIEs.  It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,296,461,568	$1,231,245,503	$1,302,440,660	$1,262,157,792
Available-for-sale securities	4,276,368	4,276,368	4,276,368	4,276,368
Securities held-to-maturity, net	64,993,099	65,039,444	29,942,108	29,994,214
Derivative financial instruments	1,185,161	1,185,161	1,565,063	1,565,063

Financial liabilities:
Repurchase agreement and credit facility	$106,366,000	$106,194,391	$76,105,000	$75,976,340
Collateralized debt obligations	970,706,271	606,446,541	1,002,615,393	606,929,771
Junior subordinated notes	158,382,950	48,503,947	158,261,468	48,464,677
Notes payable	85,457,708	79,455,390	85,457,708	78,860,307
Mortgage note payable - real estate owned	53,751,004	47,946,121	53,751,004	51,251,004
Mortgage notes payable - held-for-sale	41,440,000	41,244,364	62,190,000	61,957,869
Derivative financial instruments	42,197,064	42,197,064	45,889,539	45,889,539

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

March 31, 2012

(Unaudited)

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

Assets and liabilities disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

•                  Level 1 — Inputs are unadjusted and quoted prices exist in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at Level 1 fair value generally are government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

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

March 31, 2012

(Unaudited)

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available—for—sale securities and derivative financial instruments.  The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2012:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$4,276,368	$4,276,368	$176,368	$—	$4,100,000
Derivative financial instruments	1,185,161	1,185,161	—	1,185,161	—
Financial liabilities:
Derivative financial instruments	$42,197,064	$42,197,064	$—	$42,197,064	$—

(1) For the three months ended March 31, 2012, the Company’s equity securities available-for-sale were measured using Level 1 and the Company’s CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

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

Derivative financial instruments:  Fair values are approximated based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.  These items are included in other assets and other liabilities on the Consolidated Balance Sheet.  The Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale
Securities

Balance as of December 31, 2011	$4,100,000
Adjustments to fair value:
Amortization of premium (1)	—
Unrealized gain (2)	—

Balance as of March 31, 2012	$4,100,000

(1)  Amortization of premium is recorded in interest expense on the Consolidated Statements of Operations.

(2)  Unrealized gain is recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet.

The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis, such as impaired loans.  The fair value of these financial assets was determined using the following inputs as of March 31, 2012:

	Net		Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$92,072,288	$107,599,996	$—	$—	$107,599,996

(1) The Company had an allowance for loan losses of $189.6 million relating to 23 loans with an aggregate carrying value, before loan loss reserves, of approximately $281.7 million at March 31, 2012.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	At March 31, 2012
		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)
Financial assets:

Impaired loans (1):

Multi-family	$12,716,900	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	7.50% to 8.00% (7.92%) 6.00% to 9.50% (7.06%) 3.00% to 3.70% (3.58%)

Office	14,055,565	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.00% to 11.00% (9.59%) 7.50% to 10.00% (8.37%) 0.00% to 3.00% (2.55%)

Land	69,000,000 9,999,972	Discounted cash flows Comparable sales	Discount rate Capitalization rate Revenue growth rate Dollar per acre	15.50% to 15.50% (15.50%) 9.73% to 9.73% (9.73%) 5.40% to 5.40% (5.40%) $488K/Acre

Hotel	—	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	12.74% 9.00% 3.00%

Condo	1,827,559	Discounted cash flows	Discount rate Revenue growth rate	13.00% to 13.00% (13.00%) 3.00% to 3.00% (3.00%)

CMBS	2,100,000	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	12.40% 10.00% 4.80%

CDO Bond	2,000,000	Broker quotes	N/A	N/A

(1) Includes all impaired loans regardless of the period in which provision was recorded.

Impaired Loans and CMBS:  The Asset Management department is responsible for the Company’s valuation policies and procedures and reports to the Audit Committee of the Board of Directors.  The Asset Management department analyzes changes in fair value from period to period through its quarterly impairment analysis.  Many methods are used to develop and substantiate unobservable inputs such as analyzing discount and capitalization rates as well as researching revenue and expense growth. Significant increases in discount or capitalization rates in isolation would result in a significantly lower fair value measurement while significant increases in revenue growth rates in isolation would result in a significantly higher fair value measurement.  Significant decreases in discount or capitalization rates in isolation would result in a significantly higher fair value measurement while significant decreases in revenue growth rates in isolation would result in a significantly lower fair value measurement.

CDO Bond:  Fair value is approximated based on current market quotes received from financial sources that trade such securities which are not adjusted by the Company.  Significant unobservable inputs used to calculate the quotes are not readily available to the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Company measures certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following inputs as of March 31, 2012:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,296,461,568	$1,231,245,503	$—	$—	$1,231,245,503
Securities held-to-maturity, net	64,993,099	65,039,444	—	—	65,039,444

Financial liabilities:
Repurchase agreement and credit facility	$106,366,000	$106,194,391	$—	$—	$106,194,391
Collateralized debt obligations	970,706,271	606,446,541	—	—	606,446,541
Junior subordinated notes	158,382,950	48,503,947	—	—	48,503,947
Notes payable	85,457,708	79,455,390	—	—	79,455,390
Mortgage note payable — real estate owned	53,751,004	47,946,121	—	—	47,946,121
Mortgage notes payable - held-for-sale	41,440,000	41,244,364	—	—	41,244,364

Loans and investments, net:  Fair values of loans and investments that are not impaired are estimated using Level 3 inputs in a discounted cash flow model, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.  Fair values of loans and investments that are impaired are estimated at Level 3 by the Company using significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

Securities held-to-maturity, net:  Fair values are approximated at Level 3 based on current market quotes received from financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Repurchase agreements, credit facilities, notes payable and mortgage notes payable:  Fair values are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financing with similar characteristics and credit quality.

Collateralized debt obligations:  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

Junior subordinated notes:  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 11 — Commitments and Contingencies

Contractual Commitments

As of March 31, 2012, the Company had the following material contractual obligations (dollars in thousands):

Contractual	Payments Due by Period (1)
Obligations	2012	2013	2014	2015	2016	Thereafter	Total

Repurchase agreement and credit facility	$56,366	$50,000	$—	$—	$—	$—	$106,366
Collateralized debt obligations (2)	102,991	208,513	224,838	90,891	224,634	118,839	970,706
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Notes payable	35,300	—	—	—	50,158	—	85,458
Mortgage note payable — real estate owned (4)	—	—	53,751	—	—	—	53,751
Mortgage note payable — held-for-sale (5)	41,440	—	—	—	—	—	41,440

Totals	$236,097	$258,513	$278,589	$90,891	$274,792	$294,697	$1,433,579

(1)        Represents principal amounts due based on contractual maturities.

(2)        Comprised of $166.4 million of CDO I debt, $273.3 million of CDO II debt and $531.0 million of CDO III debt with a weighted average remaining maturity of 1.64, 2.82 and 2.57 years, respectively, as of March 31, 2012.  The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $21.4 million at March 31, 2012.  During the three months ended March 31, 2012, the Company repurchased, at a discount, $14.5 million of investment grade notes originally issued by the Company’s CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $14.5 million.

(3)        Represents the face amount due upon maturity.  The carrying value is $158.4 million, which is net of a deferred amount of $17.5 million at March 31, 2012.

(4)        Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at March 31, 2012.

(5)       Represents a $41.4 million mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale. In the second quarter of 2012, the Company surrendered the property to the first mortgage lender in full satisfaction of the mortgage note payable.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $14.2 million as of March 31, 2012, that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $14.2 million outstanding balance at March 31, 2012, the Company’s restricted cash balance and CDO III revolver capacity contained approximately $10.9 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.

Litigation

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than the following:

On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the “Debtors”) that have emerged from bankruptcy.  Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County.  (The New York State Court action has been removed to the Bankruptcy Court).  There are 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals.  A subsidiary of the Company and certain other entities that are affiliates of the Company are included as defendants.

 The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital.  The Company’s subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc.  The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC and ABT-ESI LLC, an entity in which the Company has a membership interest, among the broad group of defendants.  These two actions were commenced by substantially identical complaints.  The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent.  These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and name a director of the Company, and a former general counsel of Arbor Commercial Mortgage, LLC, each of whom had served on the Board of Directors of ESI for a period of time.  The Company is defending these two defendants and paying the costs of such defense.  On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors’ bankruptcy filing.

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

In December 2011, the Board of Directors authorized a stock repurchase plan that enables the Company to buy up to 0.5 million shares of its common stock beginning January 3, 2012.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so.  There is no guarantee as to the exact number of shares that will be repurchased by the Company, the program may be terminated at any time, and will expire on July 3, 2012.  As of March 31, 2012, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Company repurchased 170,170 shares of its common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

The Company had 24,152,970 and 24,298,140 shares of common stock outstanding at March 31, 2012 and December 31, 2011, respectively.

Deferred Compensation

The Company has a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain directors, officers of the Company and employees of the Company and ACM.  On April 3, 2012, the Company issued an aggregate of 90,000 shares of fully vested common stock to the non-management members of the Board of Directors, as well as 6,255 shares of fully vested common stock to a director who is also the corporate secretary, under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the “Plan”), and will record approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations in the second quarter of 2012.  On March 19, 2012, the Company issued 10,000 shares of fully vested common stock under the Plan to a director who is also an officer of the managing member of ACM, and accrued approximately $0.1 million to selling and administrative expense in the Company’s Consolidated Statement of Operations in the first quarter of 2012.  On January 22, 2012, the Company issued 15,000 shares of fully vested common stock under the Plan to a director who was re-appointed to the Board of Directors on December 19, 2011, and accrued approximately $0.1 million to selling and administrative expense in the Company’s Consolidated Statement of Operations in the fourth quarter of 2011.

Warrants

In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00.  500,000 warrants were exercisable immediately at a price of $3.50, 250,000 warrants are exercisable after July 23, 2010 at a price of $4.00 and 250,000 warrants are exercisable after July 23, 2011 at a price of $5.00.  All of the warrants expire on July 23, 2015 and no warrants have been exercised to date.  The warrants were valued at approximately $0.6 million upon issuance using the Black-Scholes method, which was fully amortized into interest expense in the Company’s Consolidated Statement of Operations in 2010 upon closing a discounted payoff agreement with Wachovia Bank.

Noncontrolling Interest

Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011 was $1.9 million, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the exchange of POM profits interest transaction discussed in Note 7 — “Debt Obligations”.  For the three months ended March 31, 2012 and 2011, the Company recorded income of $0.1 million as well as distributions of $0.1 million attributable to noncontrolling interest.

Note 13 — Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation.  Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  The Company’s common stock equivalents include the dilutive effect of warrants outstanding and the potential settlement of incentive management fees in common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2012		March 31, 2011
	Basic	Diluted	Basic	Diluted
Income from continuing operations, net of noncontrolling interest	$407,011	$407,011	$658,648	$658,648
Income (loss) from discontinued operations	3,754,769	3,754,769	(391,499)	(391,499)
Net income attributable to Arbor Realty Trust, Inc.	$4,161,780	$4,161,780	$267,149	$267,149

Weighted average number of common shares outstanding	24,180,165	24,180,165	24,961,471	24,961,471
Dilutive effect of warrants	—	163,989	—	342,489
Dilutive effect of incentive management fee shares	—	—	—	481,670
Weighted average number of common shares outstanding	24,180,165	24,344,154	24,961,471	25,785,629

Income from continuing operations, net of noncontrolling interest, per common share	$0.02	$0.02	$0.03	$0.03
Income (loss) from discontinued operations per common share	0.15	0.15	(0.02)	(0.02)
Net income attributable to Arbor Realty Trust, Inc. per common share	$0.17	$0.17	$0.01	$0.01

Note 14 — Related Party Transactions

Due from related party was approximately $0.1 million and $0.7 million at March 31, 2012 and December 31, 2011, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

At March 31, 2012, due to related party was $1.3 million and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by the Company in the second quarter of 2012.  At December 31, 2011, due to related party was $2.7 million and consisted primarily of base management fees due to ACM which were remitted by the Company in the first quarter of 2012.

In December 2011, the Company completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which the Company held a $10.9 million interest as of March 31, 2012.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020.  The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company holds a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero.  The Company records this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, the Company’s chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber, the Company’s Executive Vice President of Structured Finance, invested $250,000 in the new management company for a 25% ownership interest.

During the second quarter of 2011, the Company originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of March 31, 2012, of which one property in the portfolio was previously financed with a $11.7 million loan that was purchased by ACM.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan has a maturity date of May 2016 and a variable interest rate of LIBOR plus 4.75%.

During the first quarter of 2011, the Company originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.23% as of March 31, 2012 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%.  The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%.

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

The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s former directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing approximately 22% of the voting power of the Company’s outstanding stock as of March 31, 2012.  The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than a 7% ownership interest in the Company.

Note 15 — Distributions

Under the terms of the Company’s junior subordinated note agreements, annual dividends were limited to 100% of taxable income to common shareholders and were required to be paid in the form of the Company’s stock to the maximum extent permissible (currently 90%), with the balance payable in cash.  Upon expiration of these terms in April 2012, the Company is permitted to pay 100% of its taxable income in cash.  See Note 7 — “Debt Obligations” for further details.  On May 4, 2012, the Board of Directors declared a cash dividend of $0.075 per share of common stock with respect to the three months ended March 31, 2012.  The dividend is payable on May 29, 2012 to common shareholders of record at the close of business on May 22, 2012 and the ex-dividend date is May 18, 2012.

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes.  As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 or 2010 have been deferred to future periods at the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Company’s election.  As of March 31, 2012 and 2011, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the three months ended March 31, 2012 and 2011.  Certain of the Company’s assets that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended March 31, 2012 and 2011, the Company did not record any provision for income taxes from these taxable REIT subsidiaries.  However, during the three months ended March 31, 2012 the Company recorded a $1.4 million receivable for the expected refund of income taxes paid by a taxable REIT subsidiary in a prior year.

Note 16 — Management Agreement

The Company, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and the Company pays ACM a base management fee and under certain circumstances, an annual incentive fee.

The base management fee is an arrangement whereby the Company reimburses ACM for its actual costs incurred in managing the Company’s business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  The 2011 base management fee was $8.3 million and the 2012 base management fee is estimated to be approximately $10.0 million.  All origination fees on investments are retained by the Company.

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

March 31, 2012

(Unaudited)

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

The following table sets forth the Company’s base and incentive management fees for the periods indicated:

	For the Three Months Ended March 31,
Management Fees:	2012	2011

Base	$2,500,000	$1,950,000

Incentive	—	—

Total management fee	$2,500,000	$1,950,000

For the three months ended March 31, 2012 and 2011, the Company recorded $2.5 million and $2.0 million, respectively, of base management fee expenses, of which $1.3 million and $1.0 million was included in due to related party as of March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012 and 2011, ACM did not earn an incentive fee installment and no success-based payments were made.

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

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on its REIT—taxable income which is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.  Additionally, under the terms of our junior subordinated note agreements, annual dividends were limited to 100% of taxable income to common shareholders and were required to be paid in the form of our stock to the maximum extent permissible (currently 90%), with the balance payable in cash.  Upon expiration of these terms in April 2012, we are permitted to pay 100% of our taxable income in cash.  Certain REIT income may be subject to state and local income taxes.  Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax.  Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election.  We did not record a current provision for income taxes related to the assets that are held in taxable REIT subsidiaries for the three months ended March 31, 2012 and 2011.

Current Market Conditions, Risks and Recent Trends

Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions over the past several years, which have caused market prices of many stocks to fluctuate substantially.  Commercial real estate has been particularly adversely affected by the prolonged economic downturn.  Although we have seen some improvements, the overall market recovery remains uncertain.  Should the market regress, the commercial real estate sector may experience additional losses, challenges in complying with the terms of financing agreements, difficulty in raising capital, and challenges in obtaining investment financing with attractive terms or at all.  If market conditions continue to stabilize, we will rely on the credit and equity markets to generate capital for financing the growth of our business.

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

During the first quarter of fiscal year 2012 we recorded $7.8 million of new provisions for loan losses due to declining collateral values and net recoveries of reserves of less than $0.1 million.  During the first, second, third and fourth quarters of fiscal year 2011 we recorded $1.6 million, $11.4 million, $11.5 million and $20.4 million, respectively, of new provisions for loan losses due to declining collateral values; net recoveries of reserves of $1.0 million, $3.8 million, $1.3 million and $0.2 million, respectively; recorded a $1.0 million loss on a restructured loan in the first quarter of 2011; recorded a $4.7 million loss on the sale of portion of a loan in the fourth quarter of 2011; and recorded an impairment loss of $0.8 million and $0.7 million on a real estate held-for-sale investment in the second and fourth quarters of 2011, respectively.  In addition, we acquired two new real estate owned properties through a transfer from a creditor trust and a purchase out of bankruptcy, respectively, in the first quarter of 2011.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing.  These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

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

Refer to our Annual Report on Form 10-K for the year ending December 31, 2011 as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” herein for additional risk factors.

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three months ended March 31, 2012 and 2011, interest income earned on these loans and investments represented approximately 66% and 79% of our total revenues, respectively.

Interest income may also be derived from profits of equity participation interests.  No such interest income was recognized for the three months ended March 31, 2012 and 2011.

We also derive interest income from our investments in commercial real estate collateralized debt obligation (“CDO”) bond securities, commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”).  For the three months ended March 31, 2012 and 2011, interest on these investments represented approximately 2% and less than 1% of our total revenues, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three months ended March 31, 2012 and 2011, property operating income represented approximately 32% and 21% of our total revenues, respectively.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Additionally, we derive operating revenues from other income that represents loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio.  For the three months ended March 31, 2012 and 2011, revenue from other income represented approximately less than 1% of our total revenues.

Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate

We derive income or loss from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets.  These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements.  These investments are recorded under either the equity or cost method of accounting as appropriate.  We record our share of net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment of these investments on a single line item in the Consolidated Statements of Operations as income or loss from equity affiliates.  For the three months ended March 31, 2012 and 2011, loss from equity affiliates was $0.3 million and income from equity affiliates was less than $0.1 million, respectively.

We also may derive income or loss from the sale of loans and real estate.  We may acquire real estate by foreclosure or through partial or full settlement of mortgage debt or for investment in order to stabilize the property and dispose of it for a future anticipated return.  We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes to divest certain assets from its portfolio.  In March 2012, we sold two real estate held-for-sale properties acquired by deed-in-lieu of foreclosure to third parties for a total gain of $3.5 million.  No such gain or loss was recorded during the three months ended March 31, 2011.

Critical Accounting Policies

Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the three months ended March 31, 2012, there were no material changes to these policies.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses.  We had an allowance for loan losses of $189.6 million relating to 23 loans with an aggregate carrying value, before loan loss reserves, of approximately $281.7 million at March 31, 2012 and $185.4 million in allowance for loan losses relating to 24 loans with an aggregate carrying value, before loan loss reserves, of approximately $285.0 million at December 31, 2011.

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

Loss on restructured loans is recorded when we grant a concession to a borrower in the form of principal forgiveness related to a payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower.  When a loan is restructured, we record the investment at net realizable value, taking into account the cost of all concessions at the date of restructuring.  The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured.  In addition, a gain or loss may be recorded upon the sale of a loan to a third party as a charge to the Consolidated Statement of Operations in the period in which the loan was sold.  No loss on sale and restructuring of loans was recorded for the three months ended March 31, 2012.  We recorded a loss on sale and restructuring of loans of $1.0 million for the three months ended March 31, 2011 as a result of the execution of a forbearance agreement in the first quarter of 2011 on a loan modified in the second quarter of 2011.

Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which we grant a concession to a borrower or agree to a discount in full or partial satisfaction of the loan; when we take ownership and control of the underlying collateral in full satisfaction of the loan;  when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.  For the three months ended March 31, 2012 and 2011, we recorded charge-offs to the allowance for loan losses of $3.6 million and $42.1 million, respectively.

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

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed.  Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves.  We will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account.  As of March 31, 2012, we had total interest reserves of $5.0 million on 34 loans with an aggregate unpaid principal balance of $485.4 million and had three non-performing loans with an aggregate unpaid principal balance of $38.4 million with a funded interest reserve of $0.1 million.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to us as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.  We did not record interest income on such investments for the three months ended March 31, 2012 and 2011.

Property operating income.  Property operating income represents income associated with the operation of commercial real estate properties classified as real estate owned.  We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.  For the three months ended March 31, 2012 and 2011, we recorded approximately $9.0 million and $4.7 million, respectively, of property operating income relating to real estate owned properties.  As of March 31, 2012 and 2011, we had two real estate owned properties.  This was due to a portfolio of multifamily assets that was purchased by us out of bankruptcy and a portfolio of hotel assets that was transferred to us by the owner, a creditor trust.  Both of these portfolios were acquired in the first quarter of 2011.  Additionally, real estate investments were reclassified from real estate owned to real estate held-for-sale in 2011, which resulted in the reclassification of all of the operating activity from these properties from property operating income and expenses into discontinued operations for all prior periods.  For more details see Note 6 of the “Notes to Consolidated Financial Statements” set forth in Item 1 hereof.

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

We record all derivatives in the Consolidated Balance Sheet at fair value.  Additionally, the accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

During the three months ended March 31, 2012, one basis swap matured with a notional value of approximately $110.1 million and three interest rate swaps matured with a combined notional value of approximately $65.3 million.  During the three months ended March 31, 2011 we entered into a LIBOR Cap with a notional value of approximately $73.3 million that was designated as cash flow hedge and a LIBOR Cap with a notional value of approximately $6.0 million that was not designated as cash flow hedge.  In addition, the notional value on one basis swap decreased by approximately $58.6 million pursuant to the contractual terms of the respective swap agreement.  Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item.  The fair value of our qualifying hedge portfolio has increased by approximately $3.7 million from December 31, 2011 as a result of the maturities of swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.

Because the valuations of our hedging activities are based on estimates, the fair value may change if our estimates are inaccurate.  For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 3 hereof.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities which amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting Standards (“IFRS”).  This guidance is effective as of the first quarter of 2013 and we are currently evaluating the impact it may have on our financial disclosure.

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to IFRS disclosure requirements.  The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders’ Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income.  The guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements.  This guidance was effective as of the first quarter of 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption was permitted.  We early adopted the guidance in the fourth quarter of 2011, with exception to the disclosure of reclassification adjustments postponed for re-deliberation by the FASB.  As the guidance only amends existing disclosure requirements, its adoption did not have a material effect on our Consolidated Financial Statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The guidance amends certain fair value measurement principles and enhances disclosure requirements by requiring a description of the process for valuing items categorized as Level 3 in the fair value hierarchy, quantitative disclosure of unobservable inputs used to make these measurements and, in certain cases, the sensitivity of the measurements to changes in these inputs.  This guidance is effective as of the first quarter of 2012, applied prospectively, and its adoption did not have a material effect on our Consolidated Financial Statements.

In April 2011, the FASB issued updated guidance on the transfer of financial assets which primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements when determining the recognition of a sale.  The removal of these criteria will generally result in the assets transferred pursuant to the repurchase agreement being accounted for as a secured borrowing, with both the transferred asset and repurchase liability recorded on the transferor’s balance sheet.  This guidance is effective as of the first quarter of 2012, applied prospectively to transactions which occur subsequent to the effective date, and its adoption did not have a material effect on our Consolidated Financial Statements.

Changes in Financial Condition

Our loan and investment portfolio balance, including our available-for-sale and held-to-maturity securities, at March 31, 2012 was $1.6 billion, with a weighted average current interest pay rate of 4.62%.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 4.85%.  This is compared to $1.5 billion at December 31, 2011, with a weighted average current interest pay rate of 4.59%.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 4.82%.  At March 31, 2012, advances on our financing facilities totaled $1.3 billion with a weighted average funding cost of 3.03%, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.35%.  This is compared to $1.3 billion at December 31, 2011 with a weighted average funding cost of 3.20%, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.53%.Cash and cash equivalents decreased $1.8 million, or 3%, to $53.5 million at March 31, 2012 compared to $55.2 million at December 31, 2011.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The decrease was primarily due to funding new loan originations, paying related party payables, purchasing of our own CDO bonds and purchasing our stock in a stock repurchase plan.  This was partially offset by loan payoffs and paydowns in the first quarter of 2012.

Restricted cash decreased $28.5 million, or 42%, to $38.8 million at March 31, 2012 compared to $67.3 million at December 31, 2011.  Restricted cash is kept on deposit with the trustees for our CDOs, and primarily represents proceeds from loan repayments which will be used for principal repayments for the CDOs, all three of which have reached their respective replenishment dates as of January 2012, as well as unfunded loan commitments and interest payments received from loans.  The decrease was primarily due to principal repayments, net of loan payoffs and partial paydowns.  Our real estate owned assets acquired in 2011 also have restricted cash balances totaling $1.5 million and $2.0 million as of March 31, 2012 and December 31, 2011, respectively, due to escrow requirements.

Loans and investments was $1.3 billion at March 31, 2012 and December 31, 2011.  During the quarter ended March 31, 2012, we originated seven loans totaling $39.4 million that had an aggregate weighted average rate of interest of 7.67%, as well as received full satisfaction of four loans totaling $39.1 million that had an aggregate weighted average rate of interest of 8.01%.  We also received partial repayment on two loans totaling $2.6 million.  We also refinanced and/or modified one loan for $35.7 million which increased the aggregate weighted average rate of interest on the modified loan from 6.00% to 7.75%, and 11 loans totaling approximately $128.8 million were extended during the quarter, $12.6 million of which were in accordance with an extension option of the corresponding loan agreement.

Securities held-to-maturity increased $35.1 million to $65.0 million at March 31, 2012 compared to $29.9 million at December 31, 2011 as a result of purchasing nine RMBS investments in the first quarter of 2012, net of total paydowns received during the three months ended March 31, 2012.  See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.

Real estate held-for-sale decreased $20.6 million, or 33% to $41.4 million at March 31, 2012 compared to $62.1 million at December 31, 2011.  In the third and fourth quarters of 2011, we entered into negotiations to sell two real estate investments to third parties.  In March 2012, the two investments were sold and a total gain on sale of real estate held-for-sale of $3.5 million was recorded in our Consolidated Statement of Operations.  See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 8 hereof for a further description of these transactions.

Other assets decreased $0.1 million to $46.8 million at March 31, 2012 compared to $46.9 million at December 31, 2011.  The decrease was primarily due to a $1.2 million decrease in cash collateral posted against our interest rate swaps, a $0.6 million decrease in deferred financing fees, which includes amortization, and a $0.5 million decrease in other assets held by our real estate owned investments, net of a $1.4 million expected refund of taxes paid in a prior year and a $0.8 million net increase in various other receivables and prepaid expenses.  See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

Repurchase agreement and credit facility increased $30.3 million, or 40%, to $106.4 million at March 31, 2012 compared to $76.1 million at December 31, 2011 due to financing the purchase of nine RMBS investments classified as securities held-to-maturity with a repurchase agreement in the first quarter of 2012, which had a balance of $56.4 million at March 31, 2012.  See “Sources of Liquidity — Repurchase Agreements and Credit Facilities” below.

Collateralized debt obligations decreased $31.9 million, or 3%, to approximately $970.7 million at March 31, 2012 compared to approximately $1.0 billion at December 31, 2011 primarily due to $17.2 million of payments to investors due to runoff and amortization, as well as repurchases of Class B and E notes originally issued by our CDO II and CDO III issuing entities with a face value of $14.5 million.  See “Sources of Liquidity — CDOs” below.

Mortgage notes payable — held-for-sale decreased $20.8 million, or 33%, to $41.4 million at March 31, 2012 compared to $62.2 million at December 31, 2011 primarily due to the satisfaction of a first lien mortgage upon the sale to a third party of a property held-for-sale.

Due to related party decreased $1.4 million, or 53%, to $1.3 million at March 31, 2012 compared to $2.7 million at December 31, 2011.  The decrease was due to our payment of $2.7 million of base management fees due to ACM at December 31, 2011, net of $1.3 million of base management fees due to ACM at March 31, 2012.  See “Contractual Commitments — Management Agreement” below for further details.

Other liabilities decreased $6.1 million, or 7%, to $76.5 million at March 31, 2012 compared to $82.6 million at December 31, 2011.  The decrease was primarily due to a $4.0 million decrease in accrued interest payable as a result of an increase in the fair value of our interest rate swaps and a $3.4 million decrease in accrued expenses and various other liabilities, net of $1.3 million of effective yield amortization on our junior subordinated notes.

On April 3, 2012, we issued an aggregate of 90,000 shares of fully vested common stock to the non-management members of the Board of Directors, as well as 6,255 shares of fully vested common stock to a director who is also the corporate secretary, under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the “Plan”), and will record approximately $0.5 million to selling and administrative expense in our Consolidated Statement of Operations in the second quarter of 2012.  On March 19, 2012, we issued 10,000 shares of fully vested common stock under the Plan to a director who is also an officer of the managing member of ACM, and accrued approximately $0.1 million to selling and administrative expense in our Consolidated Statement of Operations in the first quarter of 2012.  On January 22, 2012, we issued 15,000 shares of fully vested common stock under the Plan to a director who was re-appointed to the Board of Directors on December 19, 2011, and accrued approximately $0.1 million to selling and administrative expense in our Consolidated Statement of Operations in the fourth quarter of 2011.

In December 2011, the Board of Directors authorized a stock repurchase plan that enables us to buy up to 0.5 million shares of our common stock beginning January 3, 2012.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so.  There is no guarantee as to the exact number of shares that will be repurchased by us, the program may be terminated at any time, and will expire on July 3, 2012.  As of March 31, 2012, we repurchased 170,170 shares of our common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

On May 4, 2012, the Board of Directors declared a cash dividend of $0.075 per share of common stock with respect to the three months ended March 31, 2012.  The dividend is payable on May 29, 2012 to common shareholders of record at the close of business on May 22, 2012 and the ex-dividend date is May 18, 2012.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	Amount	Percent
	(Unaudited)

Interest income	$19,606,407	$18,007,567	$1,598,840	9%
Interest expense	11,761,400	13,040,949	(1,279,549)	(10)%
Net interest income	7,845,007	4,966,618	2,878,389	58%

Other revenue:
Property operating income.	9,023,161	4,673,419	4,349,742	93%
Other income	32,030	21,876	10,154	46%
Total other revenue	9,055,191	4,695,295	4,359,896	93%

Other expenses:
Employee compensation and benefits	2,484,778	2,088,054	396,724	19%
Selling and administrative	1,660,233	1,197,825	462,408	39%
Property operating expenses	7,325,307	2,855,971	4,469,336	156%
Depreciation and amortization	1,176,755	239,449	937,306	nm
Provision for loan losses (net of recoveries)	7,789,408	535,135	7,254,273	nm
Loss on sale and restructuring of loans	—	1,000,000	(1,000,000)	(100)%
Management fee — related party	2,500,000	1,950,000	550,000	28%
Total other expenses	22,936,481	9,866,434	13,070,047	132%

Loss from continuing operations before gain on extinguishment of debt, (loss) income from equity affiliates and benefit from income taxes	(6,036,283)	(204,521)	(5,831,762)	nm
Gain on extinguishment of debt	5,346,121	892,500	4,453,621	nm
(Loss) income from equity affiliates	(250,574)	24,365	(274,939)	nm

(Loss) income before benefit from income taxes	(940,736)	712,344	(1,653,080)	nm
Benefit from income taxes	1,401,558	—	1,401,558	nm
Income from continuing operations	460,822	712,344	(251,522)	(35)%
Gain on sale of real estate held-for-sale	3,487,145	—	3,487,145	nm
Loss on operations of real estate held-for-sale	267,624	(391,499)	659,123	nm
Income (loss) from discontinued operations	3,754,769	(391,499)	4,146,268	nm

Net income	4,215,591	320,845	3,894,746	nm
Net income attributable to noncontrolling interest	53,811	53,696	115	nm

Net income attributable to Arbor Realty Trust, Inc.	$4,161,780	$267,149	$3,894,631	nm

nm — not meaningful

Net Interest Income

Interest income increased $1.6 million, or 9%, to $19.6 million for the three months ended March 31, 2012 from $18.0 million for the three months ended March 31, 2011.  This increase was primarily due to a 7% increase in the average yield on assets from 4.52% for the three months ended March 31, 2011 to 4.82% for the three months ended March 31, 2012, due to higher interest rates on our net originations.  The increase was also due to a 2% increase in average loans and investments for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to the purchase of RMBS investments and loan originations, net of payoffs and paydowns.  Interest income from cash equivalents was $0.2 million for the three months ended March 31, 2012 and 2011.

Interest expense decreased $1.3 million, or 10%, to $11.8 million for the three months ended March 31, 2012 from $13.0 million for the three months ended March 31, 2011.  The decrease was primarily due to a 13% decrease in the average cost of these borrowings from 4.08% for the three months ended March 31, 2011 to 3.54% for the three months ended March 31, 2012 primarily due to the maturity of certain of our interest rate swaps, resulting in a reduction of interest expense.  The decrease in interest expense was net of a 3% increase in the average balance of our debt facilities for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The increase in the average balance was primarily due to the financing of RMBS investments, net of a reduction in our CDO debt due to runoff and amortization and the repurchase of CDO notes.

Other Revenue

Property operating income increased $4.3 million, or 93%, to $9.0 million for the three months ended March 31, 2012 compared to $4.7 million for the three months ended March 31, 2011.  This was due to the operations of two real estate investments recorded as real estate owned during the first quarter of 2011, resulting in a partial quarter of activity recorded in 2011 as compared to a full quarter of activity recorded in 2012.

Other income was less than $0.1 million for the three months ended March 31, 2012 and 2011 primarily due to miscellaneous asset management fees on our loan and investment portfolio.

Other Expenses

Employee compensation and benefits expense increased $0.4 million, or 19%, to $2.5 million for the three months ended March 31, 2012 from $2.1 million for the three months ended March 31, 2011.  These expenses represent salaries and benefits for those employed by us during these periods.

Selling and administrative expense increased $0.5 million, or 39%, to $1.7 million for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our manager.  This increase was primarily due to an increase in professional fees in the first quarter of 2012.

Property operating expenses increased $4.5 million to $7.3 million for the three months ended March 31, 2012 compared to $2.9 million for the three months ended March 31, 2011.  This was due to the operations of two real estate investments recorded as real estate owned during the first quarter of 2011, resulting in a partial quarter of activity recorded in 2011 as compared to a full quarter of activity recorded in 2012.

Depreciation and amortization expense increased $0.9 million to $1.2 million for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011.  This is due to depreciation expense associated with two real estate investments recorded as real estate owned during the first quarter of 2011, resulting in a partial quarter of activity recorded in 2011 as compared to a full quarter of activity recorded in 2012.

Provision for loan losses (net of recoveries) totaled $7.8 million for the three months ended March 31, 2012, and $0.5 million for the three months ended March 31, 2011.  At March 31, 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $34.8 million was less than the net carrying value of the loans, resulting in us recording an additional $7.8 million provision for loan losses.  We also recorded less than $0.1 million of net recoveries of previously recorded loan loss reserves in the first quarter of 2012, which were recorded in provision for loan losses on the Consolidated Statement of Operations, netting the provision to $7.8 million.  At March 31, 2012 we had a total of 23 loans with an aggregate carrying value of $281.7 million, before loan loss reserves, for which impairment reserves have been recorded.  At March 31, 2011, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $27.6 million was less than the net carrying value of the loans, resulting in us recording an additional $1.6 million provision for loan losses.  We also recorded net recoveries of $1.0 million related to two loans in our portfolio in the first quarter of 2011, netting the provision to $0.5 million for the three months ended March 31, 2011.  At March 31, 2011, we had a total of 27 loans with an aggregate carrying value of $382.1 million, before loan loss reserves, for which impairment reserves were recorded.

Loss on sale and restructuring of loans was $1.0 million for the three months ended March 31, 2011 as a result of the execution of a forbearance agreement on a loan modified in the subsequent quarter.  There was no loss on sale and restructuring of loans for the three months ended March 31, 2012.

Management fees increased $0.6 million, or 28%, to $2.5 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The management agreement also provides for incentive management fees and success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee.  No incentive or success-based management fees were earned for the three months ended March 31, 2012 and 2011.  Refer to “Management Agreement” below for further details including information related to our amended management agreement with ACM.

Gain on extinguishment of debt increased $4.5 million to $5.3 million for the three months ended March 31, 2012 from $0.9 million for the three months ended March 31, 2011.  During the three months ended March 31, 2012, we purchased, at a discount, $14.5 million of investment grade rated Class B and E notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $5.3 million.  During the three months ended March 31, 2011, we purchased, at a discount, a $1.5 million investment grade rated Class F note originally issued by our CDO III issuing entity and recorded a gain on early extinguishment of debt of $0.9 million.

Loss from equity affiliates was $0.3 million and income from equity affiliates was less than $0.1 million for the three months ended March 31, 2012 and 2011, respectively, which reflects our portion of the loss and income from our equity affiliates.

Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of March 31, 2012 and 2011, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT— taxable income for the three months ended March 31, 2012 and 2011.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended March 31, 2012 and 2011, we did not record any provision for income taxes from these taxable REIT subsidiaries.  However, during the three months ended March 31, 2012 we recorded a $1.4 million receivable for the expected refund of income taxes paid by a taxable REIT subsidiary in a prior year.

Income (loss) from Discontinued Operations

During the fourth quarter of 2011, we entered into negotiations to sell one of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $19.4 million and property operating income and expenses, which netted to income of $0.1 million and a loss of $0.2 million for the three months ended March 31, 2012 and 2011, respectively, were classified as discontinued operations.  In the first quarter of 2012, we sold the property and recorded a gain of $3.5 million.  During the third quarter of 2011, we entered into negotiations to sell another of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $1.9 million, which was reduced to $1.2 million in the fourth quarter of 2011, and property operating income and expenses, which netted to income of $0.2 million and a loss of $0.2 million for the three months ended March 31, 2012 and 2011, respectively, were reclassified to discontinued operations.  In the first quarter of 2012, we sold the property and recorded a gain of less than $0.1 million.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest totaled $0.1 million for the three months ended March 31, 2012 and 2011, representing the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense.   See Note 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

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

Cash Flows

As of March 31, 2012 and 2011, we had cash and cash equivalents of $53.5 million and $67.1 million, respectively.  The following table shows our cash flow components (in thousands):

	Three Months Ended March 31,
	2012	2011

Net cash used in operating activities	$(436)	$(13,608)
Net cash (used in) / provided by investing activities	(13,010)	16,438
Net cash provided by / (used in) financing activities	11,665	(36,811)
Net decrease in cash and cash equivalents	(1,781)	(33,980)
Cash and cash equivalents at beginning of period	55,236	101,125
Cash and cash equivalents at end of period	$53,455	$67,145

Our cash flows from operating activities increased by $13.2 million for the three months ended March 31, 2012 compared to the comparable period in 2011 primarily due to an $11.1 million cash payment of a related party payable in the first quarter of 2011 as well as a $2.8 million increase in net interest income.

Cash flows from investing activities decreased by $29.4 million for the three months ended March 31, 2012 compared to the comparable period in 2011 primarily due to a $45.0 million increase in the purchase of investments, a $14.0 million increase in the origination of loans and a $3.5 million decrease in payoffs and paydowns, net of $22.7 million from the sale of real estate held-for-sale and a $9.9 million increase in principal collections on investments in 2012, as compared to 2011.

Cash from financing activities increased by $48.5 million for the three months ended March 31, 2012 compared to the comparable period in 2011 mainly due to a $59.4 million increase in restricted cash and $37.5 million in proceeds from a repurchase agreement, and is net of $20.8 million from the repayment of a mortgage note payable — held-for-sale, a $19.3  million increase in the amortization of our CDO vehicles as well as the purchase of our own CDO bonds, a $7.0 million increase in the repayment of repurchase agreements and the purchase of treasury stock for $0.7 million in 2012.

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

At March 31, 2012 and December 31, 2011, we had 24,152,970 and 24,298,140 common shares outstanding, respectively.

Debt Facilities

We also maintain liquidity through a repurchase agreement, a warehousing credit facility, a note payable and three junior loan participations with six different financial institutions or companies.  In addition, we have issued three collateralized debt obligations or CDOs and nine separate junior subordinated notes.  London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.  As of March 31, 2012, these facilities had aggregate borrowings of approximately $1.3 billion.

The following is a summary of our debt facilities as of March 31, 2012:

	At March 31, 2012
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Repurchase agreement and credit facility. Interest is variable based on pricing over LIBOR	$106,366,000	$106,366,000	$—	2012 - 2013

Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR (1)	970,706,271	970,706,271	—	2013 – 2014

Junior subordinated notes. Interest is at a fixed rate (2)	158,382,950	158,382,950	—	2034 – 2037

Notes payable. Interest is at a fixed rate and variable based on pricing over LIBOR	85,457,708	85,457,708	—	2012 – 2016

	$1,320,912,929	$1,320,912,929	$—

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2012.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $17.5 million.

These debt facilities are described in further detail in Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

Repurchase Agreement and Credit Facility

During the three months ended March 31, 2012, we financed the purchase of nine RMBS investments with a repurchase agreement with a financial institution for a total of $37.5 million and paid down the total debt by $7.3 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2011, we financed the purchase of seven RMBS investments with the repurchase agreement for a total of $30.0 million and paid down the total debt by $3.9 million due to principal paydowns received on the RMBS investments.  The total debt balance was $56.4 million and $26.1 million at March 31, 2012 and December 31, 2011, respectively.  The facility finances between 80% and 90% of the value of each individual investment, has a rolling monthly term, and bears interest at a rate of 125 to 150 basis points over LIBOR.  The facility also includes a minimum net worth covenant of $100.0 million and the outstanding balance reflects the 15 investments currently financed in the facility.

In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 275 basis points over LIBOR, required a 1.00% commitment fee upon closing, matures in July 2013 with a one year extension option that requires two 5% paydowns and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.  At March 31, 2012, the outstanding balance of this facility was $50.0 million.

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

The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively.  CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance.  The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility.  The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%.  Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable.  The CDOs could be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions.  Thereafter, the outstanding debt balance is reduced as loans are repaid.  Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore are not available to fund current cash needs.  If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns.  As of January 15, 2012, CDO III has reached the end of its replenishment date.  Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  As of April 15, 2011, CDO II reached the end of its replenishment date and will no longer make quarterly amortization payments of $1.2 million to investors as a reduction of the CDO liability.  As of April 15, 2009, CDO I reached the end of its replenishment date and will no longer make quarterly amortization payments of $2.0 million to investors.  Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed will be recorded as a reduction of the CDO liability.  Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.

In the first quarter of 2012, we purchased, at a discount, $14.5 million of investment grade rated Class B and E notes originally issued by our CDO II and CDO III issuing entities for a price of $9.2 million from third party investors.  We recorded a net gain on extinguishment of debt of $5.3 million from this transaction in our first quarter 2012 Consolidated Statement of Operations.

In the first quarter of 2011, we purchased, at a discount, a $1.5 million investment grade rated Class F note originally issued by our CDO III issuing entity for a price of $0.6 million from a third party investor.  We recorded a net gain on extinguishment of debt of $0.9 million from this transaction in our first quarter 2011 Consolidated Statement of Operations.

In the second quarter of 2012, we purchased, at a discount, $42.7 million of investment grade rated Class C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities for a price of $21.7 million from third party investors and will record a net gain on extinguishment of debt of $21.0 million in our Consolidated Statement of Operations for the three months ended June 30, 2012.

The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	For the Three Months Ended March 31,
	2012		2011
Class:	Face Amount	Gain	Face Amount	Gain

B	$13,000,000	$4,615,000	—	—
E	1,515,276	731,121	—	—
F	—	—	1,500,000	892,500
Total	$14,515,276	$5,346,121	$1,500,000	$892,500

In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $21.4 million remains at March 31, 2012.  See “Junior Subordinated Notes” below.

At March 31, 2012, the outstanding note balance under CDO I, CDO II and CDO III was $166.4 million, $273.3 million and $531.0 million, respectively.

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

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of March 31, 2012:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.02%	$160,403,527	$166,428,492	$327,374,642	$265,317,362	$731,327	$738,485	$737,280	$2,269,186	$221,148,991

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.94%	267,135,571	273,326,184	429,803,736	367,192,621	10,000,000	2,000,000	2,000,000	15,008,021	147,583,516

CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.81%	521,791,657	530,951,595	602,133,927	555,607,460	—	—	—	205,324	187,740,898

Total CDOs.	$949,330,755	$970,706,271	$1,359,312,305	$1,188,117,443	$10,731,327	$2,738,485	$2,737,280	$17,482,531	$556,473,405

The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2011:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
(Amounts in thousands)	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.49%	$160,435,201	$166,513,982	$329,771,834	$267,636,713	$734,969	$742,602	$737,423	$22,136	$152,303,041

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.83%	285,827,267	292,073,302	443,418,527	380,782,546	10,000,000	2,000,000	2,000,000	17,136,397	131,932,659

CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.24%	534,791,657	544,028,109	579,343,579	531,123,295	—	—	—	24,795,495	171,427,137

Total CDOs	$981,054,125	$1,002,615,393	$1,352,533,940	$1,179,542,554	$10,734,969	$2,742,602	$2,737,423	$41,954,028	$455,662,837

(1) Amounts include loans to real estate assets consolidated by us that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

(2) The security with a fair value of $737,280 was rated AAA at March 31, 2012 and December 31, 2011 by Standard & Poor’s.  The security with a fair value of $2,000,000 was rated a CCC- at March 31, 2012 and December 31, 2011 by Standard & Poor’s.

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

Our CDO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests.  Our CDOs were in compliance with all such covenants as of March 31, 2012 as well as on the most recent determination date in April 2012.  In the event of a breach of the CDO covenants that could not be cured in the near-term, we would be required to fund our non-CDO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO compliance tests as of the most recent determination date in April 2012:

Cash Flow Triggers	CDO I	CDO II	CDO III

Overcollateralization (1)

Current	211.21%	185.89%	107.59%

Limit	184.00%	169.50%	105.60%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	338.82%	422.78%	482.78%

Limit	160.00%	147.30%	105.60%

Pass / Fail	Pass	Pass	Pass

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

As of the determination dates in April 2012, January 2012, October 2011, July 2011 and April 2011, our overcollateralization ratios were 211.21%, 211.18%, 207.53%, 196.92% and 185.59%, respectively, for CDO I; 185.89%, 179.31%, 181.78%, 181.74% and 181.74%, respectively, for CDO II; and 107.59%, 107.59%, 108.47%, 109.50% and 109.89%, respectively, for CDO III.  The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CDOs prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.

Junior Subordinated Notes

In 2010, we retired $114.1 million of our junior subordinated notes, with a carrying value of $102.1 million in exchange for the re-issuance of our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash.

In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.  The notes bear a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”), and then interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%, which was reduced to 2.77% after the exchange in 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $17.5 million at March 31, 2012, is being amortized into interest expense over the life of the notes.  We also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.

During the Modification Periods, we were permitted to make distributions of up to 100% of taxable income to common shareholders.  We had agreed that such distributions would be paid in the form of our stock to the maximum extent permissible under the Internal Revenue Service rules and regulations in effect at the time of such distribution, with the balance payable in cash.  This requirement regarding distributions in stock could have been terminated by us at any time, provided that we paid the note holders the original rate of interest from the time of such termination.

The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

At March 31, 2012, the aggregate carrying value under these facilities was $158.4 million with a current weighted average pay rate of 0.50%, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.85% at March 31, 2012 and 2011.

Notes Payable

We have a $50.2 million non-recourse note payable at March 31, 2012 related to a prior year exchange of profits interest transaction.  During 2008, we recorded a $49.5 million note payable related to the exchange of our Prime Outlets Member, LLC (“POM”) profits interest for operating partnership units in Lightstone Value Plus REIT, L.P.  The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

In April 2011, we entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan.  The loan was participated out to a subordinate lender at a discount and we received $28.8 million of proceeds.  The subordinate lender will receive its proportionate share of the interest received from the loan which has a variable rate of LIBOR plus 4.35% and a maturity of July 2012.  We also have the right to sell our $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan is not repaid by July 9, 2012.  The outstanding balance of this junior loan participation was $32.0 million at March 31, 2012.  In June 2011, we entered into a non-recourse junior loan participation in the amount of $2.0 million on an $11.8 million mezzanine loan.  The participation has a 0% rate of interest and a maturity of August 2012.  The outstanding balance of this junior loan participation was $2.0 million at March 31, 2012.  We also have a third junior loan participation with an outstanding balance at March 31, 2012 of $1.3 million on a $1.3 million bridge loan.  Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  Our obligation to pay interest on participations is based on the performance of the related loan.

Mortgage Note Payable — Real Estate Owned

During 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by a portfolio of multifamily assets (the “Multifamily Portfolio”).  The real estate investment was classified as real estate owned in our Consolidated Balance Sheet in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.  In June 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage.  The outstanding balance of this mortgage was $53.8 million at March 31, 2012.

Mortgage Notes Payable - Held-For-Sale

During 2010, we assumed a $20.8 million interest-only first lien mortgage related to a deed in lieu of foreclosure agreement for an entity in which we had a $5.6 million junior participation loan secured by an apartment building.  The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in December 2011.  The mortgage bears interest at a fixed rate of 6.23% and has a maturity date of December 2013 with a five year extension option.  In March 2012, we sold the property to a third party and the first lien mortgage was paid off.

During 2008, we assumed a $41.4 million first lien mortgage related to the foreclosure of an entity in which we had a $5.0 million mezzanine loan.  The real estate investment was originally classified as real estate owned and was reclassified as real estate held-for-sale in September 2009.  The mortgage bears interest at a fixed rate of 6.13% and has a maturity date of June 2012.  The outstanding balance of this mortgage was $41.4 million at March 31, 2012.  In the second quarter of 2012, we surrendered the property to the first mortgage lender in full satisfaction of the first lien mortgage.

Restrictive Covenants

Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at March 31, 2012.

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

Share Repurchase Plan

In December 2011, the Board of Directors authorized a stock repurchase plan that enables us to buy up to 0.5 million shares of our common stock beginning January 3, 2012.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits us to repurchase shares at times when it might otherwise be prevented from doing so.  There is no guarantee as to the exact number of shares that will be repurchased by us, the program may be terminated at any time, and will expire on July 3, 2012.  As of March 31, 2012, we repurchased 170,170 shares of our common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

Contractual Commitments

As of March 31, 2012, we had the following material contractual obligations (dollars in thousands):

	Payments Due by Period (1)
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total

Repurchase agreement and credit facility	$56,366	$50,000	$—	$—	$—	$—	$106,366
Collateralized debt obligations (2)	102,991	208,513	224,838	90,891	224,634	118,839	970,706
Junior subordinated notes (3)	—	—	—	—	—	175,858	175,858
Notes payable	35,300	—	—	—	50,158	—	85,458
Mortgage note payable — real estate owned (4)	—	—	53,751	—	—	—	53,751
Mortgage note payable — held-for-sale (5)	41,440	—	—	—	—	—	41,440
Outstanding unfunded commitments (6)	7,355	2,304	2,047	1,807	709	23	14,245

Totals	$243,452	$260,817	$280,636	$92,698	$275,501	$294,720	$1,447,824

(1)

Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $20.8 million in 2012, $24.1 million in 2013, $19.5 million in 2014, $14.1 million in 2015, $11.3 million in 2016 and $99.4 million thereafter based on current LIBOR rates.

(2)

Comprised of $166.4 million of CDO I debt, $273.3 million of CDO II debt and $531.0 million of CDO III debt with a weighted average remaining maturity of 1.64, 2.82 and 2.57 years, respectively, as of March 31, 2012. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $21.4 million at March 31, 2012. During the three months ended March 31, 2012, we repurchased, at a discount, $14.5 million of investment grade notes originally issued by our CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $14.5 million.

(3)	Represents the face amount due upon maturity. The carrying value is $158.4 million, which is net of a deferred amount of $17.5 million at March 31, 2012.

(4)

Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at March 31, 2012.

(5)

Represents a $41.4 million mortgage note payable with a contractual maturity in 2012, related to a real estate investment held-for-sale. In the second quarter of 2012, we surrendered the property to the first mortgage lender in full satisfaction of the mortgage note payable.

(6)

In accordance with certain loans and investments, we have outstanding unfunded commitments of $14.2 million as of March 31, 2012, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $14.2 million outstanding balance at March 31, 2012, our restricted cash balance and CDO III revolver capacity contained approximately $10.9 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Management Agreement

We, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and we pay ACM a base management fee and under certain circumstances, an annual incentive fee.

The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  The 2011 base management fees was $8.3 million and the 2012 base management fee is estimated to be approximately $10.0 million.  All origination fees on investments are retained by us.

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

We incurred $2.5 million and $2.0 million of base management fees for services rendered in the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012 and 2011, ACM did not earn an incentive fee installment and no success-based payments were made.

The incentive fee is measured on an annual basis.  However, when applicable, we will pay the annual incentive fee in quarterly installments, each within 60 days of the end of each fiscal quarter.  The calculation of each installment is based on results for the twelve months ending on the last day of the fiscal quarter for which the installment is payable.  These installments of the annual incentive fee are deemed to be an advance subject to potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the amended management agreement.  Subject to the ownership limitations in our charter, at least 25% of this incentive fee is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last twenty days of the fiscal quarter for which the incentive fee is being paid.

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

Related Party Transactions

Due from related party was $0.1 million and $0.7 million at March 31, 2012 and December 31, 2011, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $1.3 million at March 31, 2012 and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by us in the second quarter of 2012.  At December 31, 2011, due to related party was $2.7 million and consisted primarily of base management fees due to ACM, which were remitted by us in the first quarter of 2012.

In December 2011, we completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which we held a $10.9 million interest at March 31, 2012.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we hold a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  We record this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber, our Executive Vice President of Structured Finance, invested $250,000 in the new management company for a 25% ownership interest.

During the second quarter of 2011, we originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of March 31, 2012, of which, one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM, our manager.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan has a maturity date of May 2016 and a variable interest rate of LIBOR plus 4.75%.

During the first quarter of 2011, we originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, our manager, or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.23% as of March 31, 2012 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%.  The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%.

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

We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul

Elenio, is the chief financial officer of our manager.  In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM.  Furthermore, one of our former directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager.  ACM currently holds approximately 5.3 million of our common shares, representing approximately 22% of the voting power of our outstanding stock as of March 31, 2012.  Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than a 7% ownership interest in our common stock.

Non-GAAP Financial Measures

Funds from Operations

We are presenting funds from operations (“FFO”) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs).  The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to Arbor Realty Trust, Inc. (computed in accordance with generally accepted accounting principles in the United States (“GAAP”)), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated properties and real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.  In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions.  Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(Unaudited)	2012	2011
Net income attributable to Arbor Realty Trust, Inc.	$4,161,780	$267,149
Subtract:
Gain on sale of real estate held-for-sale	(3,487,145)	—
Add:
Depreciation — real estate owned and held-for-sale (1)	1,176,755	432,465
Depreciation — investment in equity affiliates	26,936	—
Funds from operations (“FFO”)	$1,878,326	$699,614

Diluted FFO per common share	$0.08	$0.03
Diluted weighted average shares outstanding	24,344,154	25,785,629

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

GAAP book value per share and adjusted book value per share as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011

GAAP Arbor Realty Trust, Inc. Stockholders’ Equity	$178,647,618	$171,126,405

Add: 450 West 33rd Street transaction — deferred revenue	77,123,133	77,123,133

Unrealized loss on derivative instruments	42,197,038	45,888,654

Subtract: 450 West 33rd Street transaction — prepaid management fee	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Stockholders’ Equity	$278,919,840	$275,090,243

Adjusted book value per share	$11.55	$11.32

GAAP book value per share	$7.40	$7.04

Common shares outstanding	24,152,970	24,298,140

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

One month LIBOR approximated 0.24% at March 31, 2012 and 0.30 % at December 31, 2011.

Based on our loans, securities available-for-sale, securities held-to-maturity and liabilities as of March 31, 2012, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would increase our annual net income and cash flows by approximately $0.1 million.  This is primarily due to a substantial portion of our portfolio having variable interest rates, partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase.  Based on the loans, securities available-for-sale, securities held-to-maturity and liabilities as of March 31, 2012, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.3 million.  This is primarily due to various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt, partially offset by our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease.

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

We had eight of these interest rate swap agreements outstanding that had combined notional values of $0.7 billion as of March 31, 2012 compared to nine of these interest rate swap agreements outstanding with combined notional values of $0.9 billion as of December 31, 2011.  The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there were a 25 basis point increase in forward interest rates as of March 31, 2012 and December 31, 2011, respectively, the value of these interest rate swaps would have decreased by less than $0.1 million for both periods.  If there were a 25 basis point decrease in forward interest rates as of March 31, 2012 and December 31, 2011, respectively, the value of these interest rate swaps would have increased by less than $0.1 million for both periods.

We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio.  We had 21 of these interest rate swap agreements outstanding that had a combined notional value of $450.0 million as of March 31, 2012 compared to 24 interest rate swap agreements outstanding with combined notional values of $515.3 million as of December 31, 2011.  The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there had been a 25 basis point increase in forward interest rates as of March 31, 2012 and December 31, 2011, respectively, the fair market value of these interest rate swaps would have increased by approximately $3.0 million and $3.3 million, respectively.  If there were a 25 basis point decrease in forward interest rates as of March 31, 2012 and December 31, 2011, respectively, the fair market value of these interest rate swaps would have decreased by approximately $3.0 million and $3.3 million, respectively.

We also had three LIBOR Caps with a combined notional value of $86.3 million as of March 31, 2012 and December 31, 2011.  If there were a 25 basis point increase in forward interest rates as of March 31, 2012 and December 31, 2011, respectively, the value of the LIBOR Caps would have increased by less than $0.1 million for both periods.  If there were a 25 basis point decrease in forward interest rates as of March 31, 2012 and December 31, 2011, respectively, the value of the LIBOR Caps would have decreased by less than $0.1 million for both periods.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps.  Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially.  As a result, at March 31, 2012 and December 31, 2011, we funded approximately $20.7 million and $21.9 million, respectively, in cash related to these swaps.  If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded.  However, at maturity the value of these contracts return to par and all cash will be recovered.  If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the following:

On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the “Debtors”) that have emerged from bankruptcy.  Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County.  (The New York State Court action has been removed to the Bankruptcy Court).  There are 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals.  A subsidiary of ours and certain other entities that are affiliates of ours are included as defendants.

 The lawsuits all allege, as a factual basis and background, certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital.  Our subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc.  The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC and ABT-ESI LLC, an entity in which we have a membership interest, among the broad group of defendants.  These two actions were commenced by substantially identical complaints.  The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent.  These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment (“Fiduciary Duty Claims”) and name a director of ours, and a former general counsel of Arbor Commercial Mortgage, LLC, each of whom had served on the Board of Directors of ESI for a period of time.  We are defending these two defendants and paying the costs of such defense.  On the basis of the foregoing allegations, the Trust has asserted claims under a number of common law theories, seeking the return of assets transferred by the Debtors prior to the Debtors’ bankruptcy filing.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the three months ended March 31, 2012, we made the following purchases of shares of our common stock that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

January 1, 2012 through January 31, 2012	123,770	$3.92	123,770	376,230

February 1, 2012 through February 29, 2012	46,400	$4.29	46,400	329,830

March 1, 2012 through March 31, 2012	—	—	—	329,830

(1)  On December 20, 2011, we announced that the Board of Directors authorized a stock repurchase plan that enables us to buy up to 0.5 million shares of our common stock.  At management’s discretion, shares may be acquired from time to time on the open market, through privately negotiated transactions or pursuant to a Rule 10b5-1 plan.  A Rule 10b5-1 plan permits us to repurchase shares at times when we might otherwise be prevented from doing so.  The program may be terminated at any time and will expire on July 3, 2012.  As of March 31, 2012, we repurchased 170,170 shares of our common stock under this stock repurchase plan at a total cost of $0.7 million and an average cost of $4.02 per share.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  RESERVED

Item 5.    OTHER INFORMATION

On May 2, 2012, the Company’s Independent Directors approved a 2011 bonus payment of $1.0 million to Mr. Ivan Kaufman, the Company’s chairman and chief executive officer, which was previously accrued in 2011.  The Company paid Mr. Kaufman a base salary of $0.8 million in 2011, which was expensed in the 2011 base management fee. Mr. Kaufman’s total compensation payable by the Company for 2011 was $1.8 million.  The Independent Directors also approved a $1.0 million base salary for Mr. Kaufman for 2012, which is reflected in the 2012 estimated base management fee, as well as a $1.0 million target bonus for 2012, which will be reflected in employee compensation and benefits in the Company’s Consolidated Statements of Operations.

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

Exhibit
Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. 
3.3	Articles Supplementary of Arbor Realty Trust, Inc. *
3.4	Amended and Restated Bylaws of Arbor Realty Trust, Inc. 
4.1	Form of Certificate for Common Stock. *
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association. •
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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2012, filed on May 4, 2012, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

Exhibit Index

	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

	Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.

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

Date: May 4, 2012