Form 10-K
period 2012-12-31
ARBOR REALTY TRUST INC
filed 2013-02-15
CIK 1253986

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32136

Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	20-0057959 (I.R.S. Employer Identification No.)
333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)
(516) 506-4200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 8.25% Series A Cumulative Redeemable, par value $0.01 per share	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2012 (computed based on the closing price on such date as reported on the NYSE) was $105.0 million. As of February 15, 2013, the registrant had 32,036,925 shares of common stock outstanding (excluding 2,650,767 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2012.

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

Current Market Conditions

        Global deleveraging by most financial institutions over the past several years has severely limited the availability of capital for most businesses, including those involved in the commercial real estate sector. As a result, we, along with most institutions in our industry, significantly reduced investment activity during the downturn. While there continue to be some effects from the past economic downturn, we have seen improvements in the market and investment opportunities are becoming available to us. As a result, we completed two public offering in 2012 in which we sold 7,000,000 shares of our common stock for net proceeds of approximately $36.7 million. We also entered into an "At-The-Market" ("ATM") equity offering sales agreement in the fourth quarter of 2012 whereby, in accordance with the terms of the agreement, from time to time we may issue and sell up to 6,000,000 shares of our common stock. In February 2013, we completed an underwritten public offering of 1.6 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock generating net proceeds of approximately $37.3 million after deducting underwriting fees and estimated offering costs.

        Further, we also completed a collateralized loan obligation ("CLO") in 2012 in which we issued $87.5 million of investment grade notes, and a second CLO in January 2013 in which we issued $177.0 million of investment grade notes. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base and if market conditions continue to stabilize, we will rely on these credit and equity markets to generate capital for financing the growth of our business. Additionally, in this current environment, we remain focused on managing our portfolio to preserve capital, generating and recycling liquidity from existing assets and actively managing our financing facilities.

        Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions over the past several years, which have caused market prices of many stocks to fluctuate substantially. Commercial real estate has been particularly adversely affected by the prolonged economic downturn. Although we have seen improvements, the overall market recovery still remains uncertain. Should the market regress, the commercial real estate sector may experience additional losses, challenges in complying with the terms of financing agreements, difficulties in raising capital, and challenges in obtaining investment financing on attractive terms.

        During the downturn, market conditions also resulted in the scarcity of certain types of financing, and, in certain cases, making terms for certain financings less attractive. We have seen improvements in the global debt and securitization market both in availability and pricing, however if conditions deteriorate in the future, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing. In addition, further deterioration would make it more difficult for borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. It would also make it more difficult or unlikely for us to raise capital through the issuance of our common or preferred stock.

        The financial downturn that occurred has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. If real estate values decline further, it may limit our new mortgage loan originations since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans. If real estate values decline further, this may also significantly increase the likelihood that we will continue to incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing.

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

        Since January 2005, we completed three non-recourse collateralized debt obligation ("CDO") transactions, whereby $1.44 billion of real estate-related and other assets were contributed to three newly-formed consolidated subsidiaries, which issued $1.21 billion of investment grade-rated floating-rate notes in three separate private placements. These proceeds were used to repay outstanding debt and resulted in a decreased cost of borrowed funds relating to the CDO assets.

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

        In June 2008, our external manager exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to the pairing agreement, were redeemed simultaneously and cancelled. ACM currently holds approximately 17% of the voting power of our outstanding common stock.

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

        In September 2012, we completed a non-recourse collateralized loan obligation ("CLO") transaction, whereby $125.1 million of real estate-related assets were contributed to a newly-formed consolidated subsidiary, which issued $87.5 million of investment grade-rated floating-rate notes. These proceeds were used to fund investments and repay borrowings under our credit facilities which resulted in a decreased cost of borrowed funds relating to the CLO assets.

        In October 2012, we completed another public offering in which we sold 3,500,000 shares of our common stock for $5.80 per share, and received net proceeds of approximately $19.2 million after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

        In December 2012, we entered into an "At-The-Market" ("ATM") equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 6,000,000 shares of our common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of February 15, 2013, JMP has sold 787,700 shares for net proceeds of $5.5 million. We currently have 32,036,925 shares of common stock outstanding.

        On January 28, 2013 we completed a second CLO in which we issued $177.0 million of investment grade notes and on February 1, 2013, we completed an underwritten public offering of 1.4 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock generating net proceeds of approximately $33.6 million after deducting underwriting fees and estimated offering costs. In addition, the underwriters were granted an over-allotment option for 210,000 shares of the preferred stock which expires in March 2013. On February 5, 2013, the underwriters exercised their option for 151,500 shares providing additional net proceeds of approximately $3.7 million. We currently have $416.4 million available under our shelf registration.

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

        Offer Broader Products and Expand Customer Base.    We have the ability to offer a larger number of financing alternatives than ACM has been able to offer to its customers in the past. Our potential borrowers are able to choose from products offering various lengths of maturity, rate types and larger principal amounts than ACM could offer.

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

        The bridge loans we currently make typically range in size from $5 million to $30 million and are predominantly secured by first mortgage liens on the property. At December 31, 2012, variable interest rates ranged from 1.50% to 10.34% over 30-day LIBOR, with fixed rates ranging from 6.30% to 15.00%. However, our current target range is generally 5.50% to 7.50% over 30-day LIBOR. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

        Our junior participation loans typically range in size from $1 million to $60 million and have terms of up to ten years. At December 31, 2012, variable interest rates ranged from 1.00% to 5.71% over 30-day LIBOR, with fixed rates ranging from 4.00% to 10.07%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        Our mezzanine loans typically range in size from $1 million to $50 million and have terms of up to ten years. At December 31, 2012, variable interest rates ranged from 2.50% to 12.00% over 30-day LIBOR, with fixed rates ranging from 4.00% to 12.00%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        Our preferred equity investments typically range in size from $1 million to $75 million, have terms up to ten years. At December 31, 2012, variable rates were 9.93% over 30-day LIBOR, with fixed rates ranging from 2.36% to 17.00%.

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

        Residential Mortgage-Backed Securities.    We have, and may in the future, invest in residential mortgage-backed securities ("RMBS"). These securities may be purchased at a premium or discount to their face value which is amortized or accreted into interest income on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities may have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

        Commercial Real Estate Collateralized Debt Obligation Bonds.    We have, and may in the future, invest in securities such as commercial real estate CDO bonds. These certificates are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

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

Our Structured Finance Investments

        We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge, junior participation interests in first mortgages, and mezzanine loans as well as preferred equity investments.

        At December 31, 2012, we had 128 loans and investments in our portfolio, totaling $1.5 billion. These loans and investments were for 85 multi-family properties, 21 office properties, nine land properties, five hotel properties, three retail properties, three condominium properties and two commercial properties. We have an allowance for loan losses of $161.7 million at December 31, 2012 related to 20 loans in our portfolio with an aggregate carrying value, before loan loss reserves, of $240.2 million. The loan loss reserves were determined during our regular quarterly risk rating review process which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio in a manner consistent with our underwriting and asset management policy and procedures with the goal of maintaining the credit quality of our portfolio and limiting potential losses.

        The overall yield on our loan and investments portfolio in 2012 was 4.97% on average assets of $1.6 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2012 was 3.23% on average borrowings of $1.3 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

        Our average net investment (average assets less average borrowings) in 2012 was $339.4 million, resulting in average leverage (average borrowings divided by average assets) of 78.8%. Including average junior subordinated notes of $175.9 million as equity, our average leverage was 67.8%. The net interest income earned in 2012 yielded an 11.4% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2012 by average equity (computed as average assets minus average borrowings) invested during the year.

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

        The following table sets forth information regarding our loan and investment portfolio as of December 31, 2012:

Type	Asset Class	Number	Unpaid Principal (Dollars in Thousands)	Weighted Average Pay Rate(1)	Weighted Average Remaining Maturity (months)
Bridge Loans	Multi Family	56	$582,606	5.42%	24.8
	Office	12	183,093	5.95%	34.2
	Land	8	131,413	0.09%	5.3
	Hotel	3	66,942	6.59%	29.4
	Commercial	1	23,323	3.47%	55.0
	Retail	3	19,350	6.64%	28.1

		83	1,006,727	4.87%	25.0
Mezzanine Loans	Multi Family	18	70,960	4.82%	88.5
	Office	3	22,079	9.65%	29.7
	Land	1	9,333	—	6.0
	Condo	1	10,000	—	5.0
	Commercial	1	472	4.47%	55.0

		24	112,844	4.94%	62.6
Junior Participations	Multi Family	1	32,000	1.13%	15.0
	Office	6	209,991	4.71%	33.2
	Hotel	2	38,671	1.81%	18.4

		9	280,662	3.90%	29.1
Preferred Equity	Multi Family	10	85,574	4.09%	82.6
	Condo	2	15,250	17.00%	14.0

		12	100,824	6.04%	72.2

Total		128	$1,501,057	4.77%	31.8

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

        The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2012:

Geographic Location	Unpaid Principal	Percentage(1)	Asset Class	Unpaid Principal	Percentage(1)
	(Dollars in Thousands)			(Dollars in Thousands)
New York	$508,025	33.8%	Multi Family	$771,140	51.4%
California	155,615	10.5%	Office	415,162	27.6%
Texas	146,603	9.8%	Land	140,746	9.4%
Florida	113,060	7.5%	Hotel	105,614	7.0%
Maryland	46,900	3.1%	Condo	25,250	1.7%
Tennessee	38,986	2.6%	Commercial	23,795	1.6%
Illinois	35,843	2.4%	Retail	19,350	1.3%
Georgia	35,180	2.3%
New Jersey	33,850	2.3%
Michigan	33,497	2.2%
Missouri	32,007	2.1%
Diversified	164,254	10.9%
Other(2)	157,237	10.5%

Total	$1,501,057	100.0%	Total	$1,501,057	100.0%

(1)
Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)
No other individual state makes up more than 2% of the total.

Our Investments in Securities

        We also own a diversified portfolio of mortgage-related securities.

        Equity Securities.    During 2007, we purchased 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company for $16.7 million, which had a fair value of $0.3 million and are classified as available-for-sale at December 31, 2012.

        Commercial Real Estate Collateralized Debt Obligation Bonds.    One commercial real estate CDO bond with a fair value of $1.1 million is classified as an available-for-sale security at December 31, 2012. The CDO bond security bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 39.3 years, but has an estimated remaining life of 3.3 years due to the maturities of the underlying assets.

        Commercial Mortgage-Backed Securities.    A CMBS rake bond with a fair value of $2.1 million, collateralized by a portfolio of hotel properties, is classified as an available-for-sale security at December 31, 2012. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 7.5 years, but has an estimated remaining life of 1.5 years due to the maturity of the underlying asset.

        Residential Mortgage-Backed Securities.    16 RMBS investments, which are collateralized by portfolios of residential properties, were classified as securities held-to-maturity at December 31, 2012. The RMBS investments are reduced by principal paydowns, bear interest at a weighted average rate of 5.75%, have a weighted average stated maturity of 29.7 years but have average estimated lives of 4.0 years based on the estimated maturity of the RMBS investments, and a total carrying value of $43.0 million at December 31, 2012. The RMBS investments were financed with repurchase agreements with two financial institutions which generally finance 60% to 90% of the value of each individual

RMBS investment and are also reduced by principal paydowns. The total financing amount was $35.8 million at December 31, 2012. We intend to hold the investments to maturity.

        For the year ended December 31, 2012, the total average yield on the above securities based on their face values was 4.51%, including the amortization of premium.

Regulatory Aspects of Our Investment Strategy

        Real Estate Exemption from Investment Company Act.    We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate," are currently exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate and mortgage loans. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2012. The regulatory authorities are currently reviewing the interpretive guidance under the above exemption. Refer to Item 1A "Risk Factors—Risks Related to Our Business—Failure to maintain an exemption from regulation as an investment company under the Investment Company Act would adversely affect our results of operations" for more information.

        Investment Advisors Act.    Our manager is required to register under the Investment Advisors Act of 1940, or the Investment Advisors Act, and is thereby subject to the extensive regulation prescribed by the statute and the regulations thereunder.

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

        Origination.    Our manager originates most of our investments. ACM has a network of sales offices located in Birmingham, Alabama; Bloomfield Hills, Michigan; Boston, Massachusetts; Dallas, Texas; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; and Uniondale, New York. These offices are staffed by over 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM's marketing effort occurs at the branch level, ACM also markets its products in national industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower's needs. Loan originators in every branch office are able to offer borrowers the full array of ACM's and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM's underwriters for due diligence.

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

        Servicing.    ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of 1,912 loans with outstanding balances of approximately $10.0 billion through its loan administration department in Buffalo, New York. ACM's loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM's data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

        Our Asset Management Operations.    Our asset management group is comprised of over 20 employees. Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

        Timely and accurate identification of an investment's operational and financial issues and each borrower's objectives is essential to implementing an executable loan workout and restructuring process, if required. Since existing property management may not have the requisite expertise to manage the workout process effectively, our internal asset management group determines the current operating and financial status of an asset or portfolio and performs a liquidity analysis of the property and ownership entity and then, if appropriate, identifies and evaluates alternatives in order to maximize the value of an investment.

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

Operating Policies and Strategies

        Investment Guidelines.    Our Board of Directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including junior subordinated notes as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our leverage (including junior subordinated notes as equity) will generally not exceed 80% of the unpaid principal balance of our assets, in the aggregate; (6) we will not co-invest with our manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our manager or the affiliate making such co-investment; (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our Board of Directors.

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

        Our investments are financed primarily by collateralized debt obligations, collateralized loan obligations, junior subordinate notes, and through repurchase agreements and other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue common stock, preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

        Credit Risk Management Policy.    We are exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We originate or purchase mortgage loans that meet our minimum debt service coverage standards. ACM, as our manager, our chief credit officer, and our asset management group, reviews and monitors credit risk and other risks of loss associated with each investment. In addition, ACM seeks to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our Board of Directors monitors the overall portfolio risk and reviews levels of provision for loss.

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

        Conflicts of Interest Policies.    We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM currently has approximately 17% of the voting interest in our common stock. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of ACM and beneficially owns approximately 92% of the outstanding membership interests of ACM. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, our secretary, who was a director until January 27, 2012, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Each of Messrs. Kaufman, Martello, Bishar, and Elenio, as well as Mr. Weber, our executive vice president of structured finance and Mr. Kilgore, our executive vice president of structured securitization are members of ACM's executive committee and, excluding Mr. Kaufman, own minority membership interests in ACM.

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

Employees

        We have 30 employees, including Messrs. Weber and Kilgore, Mr. Felletter, our senior vice president of asset management, Mr. Guziewicz, our chief credit officer, and a 23 person asset management group. Mr. Kaufman, our chief executive officer and Mr. Elenio, our chief financial officer are full time employees of ACM and are not directly compensated by us (other than pursuant to our equity incentive plans), however, a portion of their compensation is reimbursed by the management fee that we pay to ACM, as well as a cash performance plan for Mr. Kaufman as discussed in our Proxy Statement.

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

        Over the last several years, global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially. We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining real estate values. Declining real estate values would likely limit our new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Declining real estate values also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

        Commercial real estate is particularly adversely affected by a prolonged economic downturn and liquidity crisis. These circumstances materially impacted liquidity in the financial markets and resulted in the scarcity of certain types of financing, and, in certain cases, made certain financing terms less attractive. If these conditions persist, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy in general.

Increases in loan loss reserves and other impairments are likely if economic conditions deteriorate.

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

Loan repayments are less likely in a volatile market environment.

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

A declining portfolio could adversely affect the returns from our investments.

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

        Our investments in commercial mortgage-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. The issuers of these securities are experiencing many of the same risks of disruptions in the financial markets and economic conditions. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. REITs have been severely impacted by the economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt.

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

        Given the transitional nature of many of our commercial real estate loans, we often require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We also generally required the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wants to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments would decrease in an economic downturn, making it more difficult for borrowers to meet their payment obligations to us. In the future some of our borrowers may continue to have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

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

Our manager is required to register under the Investment Advisors Act, and is subject to regulation under that Act.

        Following registration under the Investment Advisers Act of 1940, or the Investment Advisors Act, our manager is subject to the extensive regulation prescribed by that statute and the regulations thereunder. The SEC will oversee activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Investment Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Investment Advisers Act are designed primarily to protect investors in our funds and other clients, and are not designed to protect holders of our publicly traded common stock. Even if a sanction imposed against our manager or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our fund investors and impede our ability to raise additional capital or new funds. In addition, compliance with the Investment Advisors Act may require us to incur additional costs, and these costs may be material.

The Dodd-Frank Act may place restrictions on our business.

        In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among other things, requires various federal agencies, including the Securities and Exchange Commission, to adopt a broad range of new rules and regulations. These rules and regulations are intended to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. Provisions of the Dodd-Frank Act relating to the regulation of derivatives may also result in a comprehensive reform of the derivatives market. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are finalized and ultimately adopted, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which could have an adverse effect on our business.

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

        We generally finance our assets over the short and long-term through a variety of means, including repurchase agreements, credit facilities, junior subordinated notes, CDOs, CLOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past several years. If conditions deteriorate, we cannot assure that these sources are feasible as a means of financing our assets, as there can be no assurance that any existing agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

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

        Our return on investment depends, in part, upon our ability to grow our balance sheet portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We typically obtain leverage through the issuance of CDOs, CLOs, credit agreements, repurchase agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements and repurchase agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs and CLOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

The credit facilities and repurchase agreements that we may use to finance our investments may require us to provide additional collateral.

        We may use credit facilities and repurchase agreements to finance some of our investments in the future. If the market value of the loans or RMBS investments pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these potential repurchase and credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, facility providers may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

The repurchase agreements we may use to finance our RMBS securities are generally short term agreements and may not be renewed by the counterparty throughout the life of the collateralized security.

        The repurchase agreements we may use to finance the purchase of our RMBS securities are non-committed and expire every thirty days while the estimated life of these securities is significantly longer. While we fully expect these facilities to continually be renewed until our corresponding security position is liquidated, there is no guarantee or assurances that the counterparty will be willing or able to continue to extend the facility past the maturation date. If the counterparty does not renew the agreement, we would be required to repurchase the security immediately, or liquidate the securities in order to satisfy the amount owed under the facility. This could cause a forced liquidation of the securities which may result in a significant loss of value and may adversely affect our financial condition, liquidity and operating results.

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

        We utilize a significant amount of debt to finance our operations, which may compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of securitizations, including the issuance of CDOs, CLOs, bank credit facilities, repurchase agreements, and other borrowings. The leverage we employ varies depending on our availability of funds, ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. In addition, we may acquire real estate property subject to debt obligations. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

        Our debt service payments, including payments in connection with any CDOs and CLOs, reduce the net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

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

We may not be able to acquire suitable investments for a CDO or CLO issuance, or we may not be able to issue CDOs or CLOs on attractive terms, or at all, which may require us to utilize more costly financing for our investments.

        We have financed, and, if the opportunities exist in the future, we may continue to finance certain of our investments through the issuance of CDOs and CLOs. During the period that we are acquiring investments for eventual long-term financing through CDOs and CLOs, we have typically financed these investments through repurchase and credit agreements. We use these agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a securitization, such as a CDO or CLO issuance. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO or CLO issuance. In addition, conditions in the debt capital markets may make the issuance of CDOs and CLOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CDO or CLO transaction on terms favorable to us or at all. If we are unable to issue a CDO or CLO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

The use of CDO and CLO financings with over-collateralization and interest coverage requirements may have a negative impact on our cash flows.

        The terms of CDOs and CLOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CDO and CLO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on subordinated classes may be redirected to repay senior classes of CDOs and CLOs until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive interest payments from assets pledged to secure CDOs and CLOs. We cannot assure that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CDO and CLO financings will increase. With respect to future CDOs and CLOs we may issue, we cannot assure, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us.

We may not be able to find suitable replacement investments for CLO reinvestment periods.

        CLOs have periods where principal proceeds received from assets securing the CLO can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CLO governing documents and by rating agencies may determine the success of our CLO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CLO liabilities and may cause us to reduce the life of the CLO and accelerate the amortization of certain fees and expenses.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs and CLOs.

        If any of the loans we originate or acquire and sell or securitize through CDOs and CLOs do not comply with representations and warranties we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

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

Hedging instruments often are not guaranteed by an exchange or its clearing house and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

        In addition, hedging instruments involve risk since they currently are often not guaranteed by an exchange or its clearing house. The enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

        Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Due to the continued volatility in the financial markets, the value of these contracts have declined substantially. As a result, as of December 31, 2012, we funded approximately $20.0 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity, the value of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

        Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 92% of the outstanding membership interests of ACM. ACM currently has approximately 17% of the voting power of our outstanding stock. As a result of Mr. Kaufman's beneficial ownership of stock held by ACM as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman currently has approximately 18% of the voting power of our outstanding stock. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter as amended generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors.

        For the purpose of preserving our REIT qualification, our charter as amended generally prohibits a direct or constructive ownership by any person of more than 5% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 5% (by value) of our outstanding shares of capital stock, unless an exemption is granted by the Board of Directors. For purposes of this calculation, warrants held by such person will be deemed to have been exercised if such exercise would result in a violation. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our Board of Directors have approved resolutions under our charter allowing Ivan Kaufman and ACM, in relation to Mr. Kaufman's controlling equity interest, C. Michael Kojaian, one of our independent directors, as well as an outside investor to own more than the ownership interest limit of our common stock stated in our charter as amended.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2013, 2014 and 2015, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

 Risks Related to Conflicts of Interest with Our Manager

We are dependent on our manager with whom we have conflicts of interest.

        We have only 30 employees, including Messrs. Weber, Kilgore, Felletter, and Guziewicz, and are dependent upon our manager to provide services to us that are vital to our operations. ACM, our manager, currently has approximately 17% of the voting power of the outstanding shares of our capital stock and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of ACM, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, our secretary who was a director until January 27, 2012, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Weber and Kilgore are members of ACM's executive committee and all, including Mr. Felletter, but excluding Mr. Kaufman, own minority membership interests in ACM.

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

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations, the income of which would be subject to federal and state income tax. The income and any tax on or distribution requirements attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election.

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

        From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to our stockholders. In addition, we have deferred the recognition of taxable income from certain debt extinguishment transactions that occurred in 2009 and 2010 and will give rise to taxable income, but no corresponding cash flow, in future years. If we do not have other funds available in these situations we could be required to borrow funds, issue stock or sell investments and our equity securities at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

        Recently enacted legislation resulted in an increase in the highest marginal tax rates applicable to individuals and other non-corporate taxpayers. As of January 1, 2013, capital gain income (including capital gain dividends that we pay) and ordinary income (including dividends that we pay which are not capital gain dividends) are generally taxable at top marginal rates of 20% and 39.6%, respectively. Certain U.S. stockholders who are individuals, trusts or estates and whose income exceeds certain thresholds are required to pay a 3.8% Medicare tax on our dividends and gain from the sale of our stock. The top tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is now 20% but, with limited exceptions, our dividends are generally not eligible for taxation at such preferential rate. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have a retroactive effect, and could adversely affect us or our stockholders.

Restrictions on share accumulation in REITs could discourage a change of control of us.

        In order for us to qualify as a REIT, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year.

        In order to prevent five or fewer individuals from acquiring more than 50% of our outstanding shares and a resulting failure to qualify as a REIT, our charter as amended provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 5.0% of the aggregate value or number of shares (whichever is more restrictive) of our outstanding common stock, or more than 5.0%, by value, of our outstanding shares of capital stock of all classes, in the aggregate. For purposes of the ownership limitations, warrants held by a person will be deemed to have been exercised if such exercise would result in a violation of the charter provisions.

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

        We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

	High	Low	Dividends Declared
2011
First Quarter(1)	$7.50	$5.50	$—
Second Quarter(1)	$5.71	$3.91	$—
Third Quarter(1)	$4.98	$3.57	$—
Fourth Quarter(1)	$4.03	$3.19	$—
2012
First Quarter	$5.94	$3.35	$0.075
Second Quarter	$6.67	$4.99	$0.10
Third Quarter	$6.55	$5.16	$0.11
Fourth Quarter(2)	$6.24	$4.72	$0.12

(1)
Our Board of Directors elected not to pay a common stock distribution for the calendar year ended December 31, 2011.

(2)
On February 12, 2013, our Board of Directors declared a dividend of $0.12 per common share for the fourth quarter of 2012.

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

        On February 14, 2013, the closing sale price for our common stock, as reported on the NYSE, was $7.41. As of February 14, 2013, there were 6,112 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2012 regarding the Stock Incentive Plan and the incentive compensation provisions of our management agreement with Arbor Commercial Mortgage, which are our only equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2003 Omnibus Stock Incentive Plan(1)	0	N/A	815,588
Incentive Compensation pursuant to Management Agreement(2)	0	N/A	See Note 3
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	815,588	(3)

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

        In February 2013, the Board of Directors authorized the issuance of approximately 200,000 shares of restricted common stock under the Plan to certain employees of ours and ACM. The effective date of the grant will be February 28, 2013 and will vest over a two year period. One third of the shares will vest as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015. Consistent with its historical practice of granting annual stock based awards to independent directors, certain executive officers of the Company, certain employees of the Company and the Manager with respect to their service to the Company in the most recently completed fiscal year, in 2013, the Compensation Committee may, in its sole discretion, grant independent directors, certain executives and certain employees stock-based awards, consisting of shares of our common stock that vest immediately or over a multi-year vesting schedule and/or stock options with a multi-year vesting schedule under our Stock Incentive Plan with respect to their service to the Company in 2012.

Performance Graph

        Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The five year period commences on December 31, 2007 and ends on December 31, 2012, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on January 1, 2008 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2013.

Arbor Realty Trust, Inc.

Total Return Performance

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Arbor Realty Trust, Inc.	100.00	22.04	14.87	44.52	26.30	47.13
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NAREIT All REIT Index	100.00	62.66	79.86	101.89	109.31	131.32

        In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Issuances of Unregistered Securities; Use of Proceeds from Registered Securities

        In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, we issued warrants that entitle Wachovia (now Wells Fargo) to purchase one million shares of our common stock at an average strike price of $4.00. The warrants were issued without registration in reliance on the exemption provided by Section 4(2) of the 1933 Act. Of such warrants, 500,000 warrants at a price of $3.50, 250,000 warrants at a price of $4.00 and 250,000 warrants at a price of $5.00. All of the warrants are currently exercisable, expire on July 23, 2015 and no warrants have been exercised to date.

        In June 2010, our registration statement to permit the resale of the shares underlying the one million warrants was declared effective by the SEC and we paid all of the expenses related to the registration. The registration statement is currently effective.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data
Interest income	$79,998,762	$73,867,556	$95,487,325	$117,262,129	$204,135,097
Interest expense	40,866,832	51,651,933	62,979,036	80,102,075	108,656,702
Net interest income	39,131,930	22,215,623	32,508,289	37,160,054	95,478,395
Total other revenue	31,454,043	23,547,977	1,069,454	809,808	82,329
Other-than-temporary impairment	—	—	7,004,800	10,260,555	17,573,980
Provision for loan losses (net of recoveries)	22,946,396	38,542,888	82,811,753	241,328,039	132,000,000
Loss on sale and restructuring of loans	—	5,710,000	7,214,481	57,579,561	—
Management fee—related party	10,000,000	8,300,000	26,365,448	15,136,170	3,539,854
Other expenses	51,813,885	45,040,074	15,055,554	20,659,289	16,307,371
Gain on exchange of profits interest	—	—	—	55,988,411	—
Gain on extinguishment of debt	30,459,023	10,878,218	229,321,130	54,080,118	—
Loss on sale of securities, net	—	—	(6,989,583)	—	—
Loss on termination of swaps	—	—	—	(8,729,408)	—
(Loss) income from equity affiliates	(697,856)	3,671,386	(1,259,767)	(438,507)	(2,347,296)
Benefit (provision) for income taxes	801,558	—	(2,560,000)	—	—
Income (loss) from continuing operations	16,388,417	(37,279,758)	113,637,487	(206,093,138)	(76,207,777)
Income (loss) from discontinued operations	5,328,038	(2,816,299)	(511,533)	(5,865,163)	(582,294)
Net income (loss)	21,716,455	(40,096,057)	113,125,954	(211,958,301)	(76,790,071)
Net income attributable to noncontrolling interest	215,567	215,656	215,743	18,672,855	4,439,773
Net income (loss) attributable to Arbor Realty Trust, Inc.	21,500,888	(40,311,713)	112,910,211	(230,631,156)	(81,229,844)
Income (loss) from continuing operations per share, basic	0.60	(1.50)	4.46	(8.88)	(3.52)
Income (loss) from discontinued operations per share, basic	0.20	(0.11)	(0.02)	(0.23)	(0.02)
Income (loss) per share, basic	0.80	(1.61)	4.44	(9.11)	(3.54)
Income (loss) from continuing operations per share, diluted	0.59	(1.50)	4.41	(8.88)	(3.52)
Income (loss) from discontinued operations per share, diluted	0.20	(0.11)	(0.02)	(0.23)	(0.02)
Income (loss) per share, diluted(1)	0.79	(1.61)	4.39	(9.11)	(3.54)
Dividends declared per common share(2)(3)	0.285	—	—	—	2.10

	At December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data
Loans and investments, net	$1,325,667,053	$1,302,440,660	$1,414,225,388	$1,700,774,288	$2,181,683,619
Available-for-sale securities, at fair value	3,552,736	4,276,368	3,298,418	488,184	529,104
Securities held-to-maturity, net	42,986,980	29,942,108	—	60,562,808	58,244,348
Real estate owned, net	124,148,199	128,397,612	22,839,480	8,205,510	46,478,994
Real estate held-for-sale, net	—	62,084,412	41,440,000	41,440,000	—
Total assets	1,701,881,280	1,776,714,330	1,731,207,928	2,060,774,772	2,579,236,489
Repurchase agreements and credit facilities	130,661,619	76,105,000	990,997	321,418,830	524,363,226
Collateralized debt obligations	812,452,845	1,002,615,393	1,070,852,555	1,100,515,185	1,152,289,000
Collateralized loan obligation	87,500,000	—	—	—	—
Junior subordinated notes to subsidiary trust issuing preferred securities	158,767,145	158,261,468	157,806,238	259,487,421	276,055,000
Notes payable	51,457,708	85,457,708	51,457,708	56,457,708	54,800,000
Note payable—related party	—	—	—	—	4,200,000
Mortgage note payable—real estate owned	53,751,004	53,751,004	20,750,000	—	—
Mortgage notes payable—held-for-sale	—	62,190,000	41,440,000	41,440,000	41,440,000
Total liabilities	1,470,620,158	1,603,653,797	1,524,792,685	1,962,140,802	2,298,241,821
Total Arbor Realty Trust, Inc. stockholders' equity	229,329,349	171,126,405	204,415,381	96,693,606	281,005,649
Noncontrolling interest in operating partnership units	—	—	—	—	—
Noncontrolling interest in consolidated entity	1,931,773	1,934,128	1,999,862	1,940,364	(10,981)
Total equity	231,261,122	173,060,533	206,415,243	98,633,970	280,994,668

	Year ended December 31,
	2012	2011	2010	2009	2008
Other Data
Total loan originations	$274,516,550	$206,477,919	$24,749,342	$3,000,000	$290,565,879
Total mortgage-backed security and bond investments, net	157,687,589	36,464,627	6,603,769	12,412,500	58,062,500

(1)
In 2009, the Company issued one million warrants as part of a debt restructuring which did not have a dilutive effect for the years ended December 31, 2009 and 2011 and had a dilutive effect for the years ended December 31, 2012 and 2010.

(2)
On February 12, 2013, our Board of Directors declared a distribution to our stockholders of $0.12 per share of common stock, payable with respect to the quarter ended December 31, 2012, to stockholders of record at the close of business on March 5, 2013.

(3)
Our Board of Directors elected not to pay a common stock distribution for the calendar years ended December 31, 2011, 2010 and 2009.

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

        We are organized and conduct our operations to qualify as a real estate investment trust ("REIT") and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on its REIT—taxable income which is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. As of December 31, 2012, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the years ended December 31, 2012, 2011 and 2010, except for $0.4 million of federal alternative minimum tax and $0.2 million of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions, recorded in 2012. Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election. For the year ended December 31, 2010, we recorded $0.9 million of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions as well as a deferred tax provision of $1.7 million. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax. For the year ended December 31, 2012, we recorded a $1.4 million receivable for the refund of federal income taxes paid by a taxable REIT subsidiary in a prior year, which was received in 2012. For the years ended December 31, 2012, 2011 and 2010, we did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries.

Current Market Conditions, Risks and Recent Trends

        Global stock and credit markets have experienced prolonged price volatility, dislocations and liquidity disruptions over the past several years, which have caused market prices of many stocks to fluctuate substantially. Commercial real estate has been particularly adversely affected by the past economic downturn. Although we have seen some improvements, the overall market recovery remains uncertain. Should the market regress, the commercial real estate sector may experience additional losses, challenges in complying with the terms of financing agreements, difficulty in raising capital, and challenges in obtaining investment financing with attractive terms or at all. If market conditions continue to stabilize, we will rely on the credit and equity markets to generate capital for financing the growth of our business.

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

        The past economic downturn has had a significant impact on our business, our borrowers and real estate values throughout all asset classes and geographic locations. If real estate values decline further, it may limit our new mortgage loan originations since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans. Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders. In addition, our investments are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property.

        During fiscal year 2012, we recorded $23.8 million of new provisions for loan losses, due to declining collateral values, and $0.9 million in net recoveries of reserves. During fiscal year 2011, we recorded $44.8 million of new provisions for loan losses, $6.3 million in net recoveries of reserves, and

$5.7 million of loss on sale and restructuring of loans. During fiscal year 2010, we recorded $100.9 million of new provisions for loan losses, due to declining collateral values, $18.1 million in net recoveries of reserves, and a $7.2 million loss on sale and restructuring of loans. In addition, we acquired two new real estate owned properties through a transfer from a creditor trust and a purchase out of bankruptcy, respectively, in the first quarter of 2011. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing. These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

        While there continue to be effects from the economic downturn, we have seen market opportunities becoming available to us based on our strategic positioning. As a result, we completed a public offering in the second quarter of 2012 in which we sold 3,500,000 shares of our common stock for net proceeds of approximately $17.5 million and another public offering in the fourth quarter of 2012 in which we sold 3,500,000 shares of our common stock for net proceeds of approximately $19.2 million. We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes. We also entered into an "At-The-Market" ("ATM") equity offering sales agreement in the fourth quarter of 2012 whereby, in accordance with the terms of the agreement, from time to time we may issue and sell up to 6,000,000 shares of our common stock. As of February 15, 2013, JMP has sold 787,700 shares for net proceeds of $5.5 million.

        Further, we also completed our first collateralized loan obligation ("CLO") in the third quarter of 2012 in which we issued $87.5 million of investment grade notes and a second CLO in January 2013 in which we issued $177.0 million of investment grade notes. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.

        On February 1, 2013, we completed an underwritten public offering of 1.4 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock generating net proceeds of approximately $33.6 million after deducting underwriting fees and estimated offering costs. In addition, the underwriters were granted an over-allotment option for 210,000 shares of the preferred stock which expires in March 2013. On February 5, 2013, the underwriters exercised their option for 151,500 shares providing additional net proceeds of approximately $3.7 million.

        Refer to Item 1A "Risk Factors" above and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" below for additional risk factors.

Sources of Operating Revenues

        We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 69%, 75% and 97% of our total revenues in 2012, 2011 and 2010, respectively.

        Interest income may also be derived from profits on equity participation interests. No such interest income was recognized in 2012, 2011 and 2010.

        We also derive interest income from our investments in residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and commercial real estate collateralized debt obligation ("CDO") bond securities. Interest on these investments represented approximately 3%, 1% and 2% of our total revenues in 2012, 2011 and 2010, respectively.

        Property operating income is derived from our hotel and multifamily real estate owned assets. In 2012 and 2011, property operating income represented approximately 27% and 24% of our total revenues, respectively. The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year. No such income was recognized in 2010.

        Additionally, we derive operating revenues from other income that represents net interest income and gains and losses recorded on our linked transactions, as well as loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio. Revenue from other income represented approximately 1% of our total revenues in 2012, 2011 and 2010.

Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate

        We derive income or loss from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as appropriate. We record our share of net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment of these investments on a single line item in the Consolidated Statement of Operations as income or loss from equity affiliates. In 2012 and 2010, loss from equity affiliates totaled $0.7 million and $1.3 million, respectively, while in 2011, income from equity affiliates was $3.7 million.

        We also may derive income or loss from the sale of loans and real estate. We may acquire real estate by foreclosure or through partial or full settlement of mortgage debt or for investment in order to stabilize the property and dispose of it for a future anticipated return. We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes to divest certain assets from its portfolio. In 2012, we sold a real estate property that was part of a portfolio of hotel assets to a third party for a gain of $0.5 million as well as two real estate held-for-sale properties acquired by deed-in-lieu of foreclosure to third parties for a total gain of $3.5 million. In 2010, we sold a real estate held-for-sale property acquired by a foreclosure sale to a third party for a gain of $1.3 million. No such gain or loss was recorded in 2011.

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

        At the time of purchase, we designate a security as available-for-sale, held-to-maturity, or trading depending on our ability and intent to hold it to maturity. We do not have any securities designated as trading as of December 31, 2012. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

Impaired Loans, Allowance for Loan Losses, Loss on Sale and Restructuring of Loans and Charge-offs

        Loans are considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We evaluate each loan in our portfolio on a quarterly basis. Our loans are individually specific and unique as it relates to product type, geographic location, and collateral type, as well as to the rights and remedies and the position in the capital structure our loans and investments have in relation to the underlying collateral. We evaluate all of this information as well as general market trends related to specific classes of assets, collateral type and geographic locations, when determining the appropriate assumptions such as capitalization and market discount rates, as well as the asset's operating income and cash flows, in estimating the value of the underlying collateral when determining if a loan is impaired. We utilize internally developed valuation models and techniques primarily consisting of discounted cash flow and direct capitalization models in determining the fair value of the underlying collateral on an individual loan. We may also obtain a third party appraisal, which may value the collateral through an "as-is" or "stabilized value" methodology. Such appraisals may be used as an additional source of valuation information only and no adjustments are made to appraisals. Included in the evaluation of the capitalization and market discount rates, we consider not only assumptions specific to the collateral but also geographical and industry trends that could impact the collateral's value.

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses. We had a $161.7 million allowance for loan losses at December 31, 2012 related to 20 loans in our portfolio with an aggregate carrying value of approximately $240.2 million, before loan loss reserves. At December 31, 2011, we had a $185.4 million allowance for loan losses related to 24 loans in our portfolio with an aggregate carrying value of approximately $285.0 million, before loan loss reserves.

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

        Loss on restructured loans is recorded when we grant a concession to a borrower in the form of principal forgiveness related to a payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record the investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured. In addition, a gain or loss may be recorded upon the sale of a loan to a third party as a charge to the Consolidated Statement of Operations in the period in which the loan was sold. No loss on sale and restructuring of loans was recorded for the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, we recorded loss on sale and restructuring of loans of $5.7 million and $7.2 million, respectively.

        Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which we grant a concession to a borrower or agree to a discount in full or partial satisfaction of the loan; when we take ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized. For the years ended December 31, 2012, 2011 and 2010, we recorded charge-offs to the allowance for loan losses of $46.6 million, $58.8 million and $194.9 million, respectively.

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

        Several of our loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the asset. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. As of December 31, 2012, we had total interest reserves of $8.3 million on 40 loans with an aggregate unpaid principal balance of $475.6 million and had three non-performing loans with an aggregate unpaid principal balance of $38.4 million with a funded interest reserve of $0.1 million. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

        Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. We did not record interest income on such investments for the years ended December 31, 2012, 2011 or 2010.

        Property operating income.    Property operating income represents income associated with the operation of commercial real estate properties classified as real estate owned. We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the years ended December 31, 2012 and 2011, we recorded approximately $30.2 million and $23.4 million, respectively, of property operating income relating to real estate owned properties. We did not have property operating income in 2010. As of December 31, 2012, we had two real estate owned properties, a portfolio of multifamily assets that was purchased by us out of bankruptcy and a portfolio of hotel assets that was transferred to us by the owner, a creditor trust. Both of these portfolios were acquired in the first quarter of 2011. Additionally, a real estate investment that was part of the portfolio of hotel properties was sold in 2012, and two real estate investments were reclassified from real estate owned to real estate held-for-sale in 2011, resulting in the reclassification of all of the operating activity from these properties from property operating income and expenses into discontinued operations for all prior periods. For more details see Note 6 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

        Other income.    Other income represents net interest income and gains and losses recorded on our linked transactions, as well as loan structuring, defeasance, and miscellaneous asset management fees associated with our loans and investments portfolio. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Stock-Based Compensation

        We have granted certain of our employees, directors, and employees of ACM, stock awards consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees. Such amounts are expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our Consolidated Statement of Operations under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

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

Hedging Activities and Derivatives

  Hedging Activities

        We recognize all derivatives as either assets or liabilities at fair value and these amounts are recorded in other assets or other liabilities in the Consolidated Balance Sheets. Additionally, the fair value adjustments will affect either accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, or net income (loss) depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. We use derivatives for hedging purposes rather than speculation. Fair values are approximated based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

  Derivatives

        We record all derivatives in the Consolidated Balance Sheets at fair value. Additionally, the accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

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

        During the year ended December 31, 2012, one basis swap matured with a notional value of approximately $110.1 million, ten interest rate swaps matured with a combined notional value of approximately $196.4 million and one interest rate cap matured with a notional value of approximately $7.0 million. In addition, the notional value on four basis swaps decreased by approximately $140.4 million pursuant to the contractual terms of the respective swap agreements and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the respective swap agreement. In certain circumstances, we may finance the purchase of RMBS investments through a repurchase agreement with the same counterparty which may qualify as a linked transaction. If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheet with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statement of Operations. The analysis of transactions under these rules requires management's judgment and experience. During year ended December 31, 2012, we purchased 12 RMBS investments which qualified as linked transactions. The RMBS investments, net of their respective financing, had a total fair value at December 31, 2012 of $10.8 million which is recorded in other assets on the Consolidated Balance Sheet. During the year ended December 31, 2011, we entered into a LIBOR Cap with a notional value of approximately $73.3 million that was designated as a cash flow hedge and a LIBOR Cap with a notional value of approximately $6.0 million that was not designated as a cash flow hedge. In addition, the notional value on four basis swaps decreased by approximately $202.8 million pursuant to the contractual terms of the respective swap agreements, the notional value on two interest rate swaps decreased by approximately $14.2 million pursuant to the contractual terms of the respective swap agreements, and six interest rate swaps matured with a combined notional value of approximately $111.3 million. Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item. The fair value of our qualifying hedge portfolio has increased by approximately $8.1 million from December 31, 2011 as a result of the maturities and the amortized notional value of swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.

        Because the valuations of our derivatives are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see "Interest Rate Risk" in "Quantitative and Qualitative Disclosures About Market Risk", set forth in Item 7A hereof.

Variable Interest Entities

        We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes, CDOs and CLO, in order to determine if they qualify as Variable Interest Entities ("VIEs") or as variable interests in VIEs. This evaluation resulted in our determination that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLO and investments in debt securities were potential VIEs or variable interests in VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        We consolidate our CDO and CLO subsidiaries, which qualify as VIEs, of which we are the primary beneficiary. These CDOs and CLOs invest in real estate and real estate-related securities and are financed by the issuance of CDO and CLO debt securities. We, or one of our affiliates, is named collateral manager, servicer, and special servicer for all CDO and CLO collateral assets which we believes gives us the power to direct the most significant economic activities of the entity. We also have exposure to CDO and CLO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CDO and CLO bond investors. As a result of consolidation, equity interests in these CDOs and CLOs have been eliminated, and the Consolidated Balance Sheet reflects both the assets held and debt issued by the CDOs and CLOs to third parties. Our operating results and cash flows include the gross amounts related to CDO and CLO assets and liabilities as opposed to our net economic interests in the CDO and CLO entities.

        As of December 31, 2012, we have determined that we are not the primary beneficiary of 54 VIEs in which we have a variable interest. These VIEs had an aggregate carrying amount of $655.0 million and exposure to real estate debt of approximately $4.6 billion at December 31, 2012. For all other investments, we have determined they are not VIEs or variable interests in VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate. A summary of our identified VIEs or variable interests in VIEs is presented in Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

        At December 31, 2012, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair values of certain available-for-sale securities are approximated based on current market quotes received from financial sources that trade such securities. The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of certain available-for-sale debt securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs. The fair values of certain CMBS and CDO securities are estimated by us using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. In addition, fair values of interest rate swap derivatives are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheets. We incorporate credit valuation adjustments in the fair values of our derivative financial instruments to reflect counterparty nonperformance risk. The fair values of forward contract derivatives are approximated using Level 3 inputs in internally developed valuation models, which are compared to current non-binding market quotes for the underlying RMBS received from pricing services and financial sources that trade such investments.

        At December 31, 2012, we measured certain financial assets and financial liabilities at fair value on a nonrecurring basis. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. In addition, real estate investments held-for-sale are carried at the lower of cost or fair value, less costs to sell. Measurement of fair value requires significant judgments, which include assumptions regarding cash flows, capitalization rates, occupancy rates, availability of financing, exit plan, and other factors deemed necessary by management as well as discussions with active market participants.

Recently Issued Accounting Pronouncements

        In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities which amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting Standards ("IFRS"). Under the updated guidance, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This guidance is effective as of the first quarter of 2013 and we are currently evaluating the impact it may have on our financial disclosure.

        In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to IFRS disclosure requirements. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders' Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. This guidance was effective as of the first quarter of 2012, except for guidance on the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption was permitted. We early adopted the guidance in the fourth quarter of 2011, with the exception of the disclosure of reclassification adjustments postponed for re-deliberation by the FASB. As the guidance only amends existing disclosure requirements, its adoption did not have a material effect on our Consolidated Financial Statements. In February 2013, the FASB issued updated guidance on the disclosure of reclassification adjustments. The updated guidance requires us to disclose, either on the face of the financial statements or in the notes to the financial statements, the financial statement effects on earnings from items that are reclassified out of other comprehensive income, by component. This guidance is effective as of the first quarter of 2013 and we are currently evaluating the impact it may have on our financial disclosure.

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

Changes in Financial Condition

        Our loan and investment portfolio balance, including our available-for-sale and held-to-maturity securities, at December 31, 2012 was $1.5 billion, with a weighted average current interest pay rate of 4.77%. Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.04%. This is compared to $1.5 billion at December 31, 2011, with a weighted average current interest pay rate of 4.59%. Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 4.82%. At December 31, 2012, advances on our financing facilities totaled $1.2 billion, with a weighted average funding cost of 2.82%, which excludes changes in the market value of certain interest rate swaps and financing costs. Including the financing costs, the weighted average funding rate was 3.12%. This is compared to $1.3 billion at December 31, 2011 with a weighted average funding cost of 3.20%, which excludes changes in the market value of certain interest rate swaps and financing costs. Including the financing costs, the weighted average funding rate was 3.54%.

        Cash and cash equivalents decreased $26.0 million, or 47%, to $29.2 million at December 31, 2012 compared to $55.2 million at December 31, 2011. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The decrease was primarily due to funding new loan originations and investments, payment of dividends and purchasing our own CDO bonds, net of proceeds received from our two equity offerings in 2012, proceeds from new financing facilities, loan payoffs, paydowns and interest from our investments.

        Restricted cash decreased $24.8 million, or 37%, to $42.5 million at December 31, 2012 compared to $67.3 million at December 31, 2011. Restricted cash is kept on deposit with the trustees for our CDOs, all three of which have reached their respective replenishment dates as of January 2012, and primarily represents proceeds from loan payoffs and paydowns net of principal repayments to the CDO bondholders, as well as unfunded loan commitments and interest payments received from loans. The decrease was primarily due to loan principal repayments net of payoffs and partial paydowns. Our real estate owned assets acquired in 2011 also have restricted cash balances totaling $1.0 million and $2.0 million as of December 31, 2012 and 2011, respectively, due to escrow requirements.

        Loans and investments increased $23.2 million, or 2%, to $1.33 billion at December 31, 2012 compared to $1.30 billion at December 31, 2011. During the year ended December 31, 2012, we originated 34 loans totaling $274.5 million that had an aggregate weighted average rate of interest of 7.35%, as well as received full satisfaction of 21 loans totaling $239.9 million that had an aggregate weighted average rate of interest of 5.47%. We also received partial repayment on four loans totaling $9.6 million. We also refinanced and/or modified eight loans totaling $202.3 million which increased the rate of interest on the modified loans from an aggregate weighted average rate of interest of 5.37% to 5.51%, and 26 loans totaling approximately $248.0 million were extended, $46.6 million of which was in accordance with an extension option of the corresponding loan agreement.

        Since December 31, 2012, we have originated seven new loans for a total of $74.8 million as well as purchased two RMBS investments for a total of $24.8 million which were financed with $19.2 million of debt. We also received $28.2 million for the repayment in full of three loans.

        Securities held-to-maturity increased $13.0 million, or 43.6%, to $43.0 million at December 31, 2012 compared to $29.9 million at December 31, 2011 as a result of purchasing 18 RMBS investments in 2012, net of paydowns received during the year ended December 31, 2012. See Note 4 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Real estate held-for-sale decreased $62.1 million to $0 at December 31, 2012 compared to $62.1 million at December 31, 2011. In the third and fourth quarters of 2011, we entered into negotiations to sell two real estate investments with carrying values of $19.4 million and $1.2 million, respectively, to third parties. In the first quarter of 2012, the two investments were sold and a total gain on sale of real estate held-for-sale of $3.5 million was recorded in our Consolidated Statement of Operations. In the second quarter of 2012 we surrendered a property held-for-sale with a carrying value of $41.4 million to the first mortgage lender in full satisfaction of a $41.4 million mortgage note payable. See Note 6 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of these transactions.

        Other assets increased $8.3 million, or 18%, to $55.2 million at December 31, 2012 compared to $46.9 million at December 31, 2011. The increase was primarily due to 12 RMBS investments recorded on a combined basis with the related repurchase financing as linked transactions at a total fair value of $10.8 million, net of a $2.0 million decrease in cash collateral posted against our interest rate swaps and a $0.5 million net decrease in various other receivables and prepaid expenses. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further information relating to our derivatives.

        Repurchase agreements and credit facilities increased $54.6 million, or 72%, to $130.7 million at December 31, 2012 compared to $76.1 million at December 31, 2011 due to financing the purchase of 18 RMBS investments classified as securities held-to-maturity, net of paydowns, with two repurchase agreements during the year ended December 31, 2012, which had a combined total net increase of $9.7 million. Also, in 2012, we entered into a $15.0 million committed revolving line of credit which had an outstanding balance of $15.0 million at December 31, 2012, a $12.6 million warehousing facility which had an outstanding balance of $12.6 million at December 31, 2012 and a $17.3 million warehousing facility which had an outstanding balance of $17.3 million at December 31, 2012. See "Sources of Liquidity—Repurchase Agreements and Credit Facilities" below.

        Collateralized debt obligations decreased $190.2 million, or 19%, to $812.5 million at December 31, 2012 compared to approximately $1.0 billion at December 31, 2011 primarily due to $107.8 million of payments to investors due to runoff and amortization, as well as repurchases of Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities with an aggregate face value of $66.2 million, and a $15.4 million decrease in the revolving note facility of one of our CDOs. See "Sources of Liquidity—CDOs" below.

        Collateralized loan obligation was $87.5 million at December 31, 2012 due to the completion of a collateralized loan obligation in the third quarter of 2012 in which we securitized $125.1 million of assets and issued $87.5 million of investment grade notes. See "Sources of Liquidity—CLO" below.

        Notes payable decreased $34.0 million, or 40%, to $51.5 million at December 31, 2012 compared to $85.5 million at December 31, 2011 due to the sale of a $50.0 million mezzanine loan which relieved a $32.0 million junior loan participation liability in the second quarter of 2012 and the payoff of an $11.8 million mezzanine loan which relieved a $2.0 million junior loan participation liability in the third quarter of 2012. See "Sources of Liquidity—Notes Payable" below.

        Mortgage notes payable—held-for-sale decreased $62.2 million to $0 at December 31, 2012 compared to $62.2 million at December 31, 2011 primarily due to the satisfaction of a $20.8 million first lien mortgage upon the sale to a third party of a property held-for-sale in the first quarter of 2012 as well as the surrender of a property held-for-sale to the first mortgage lender in full satisfaction of a $41.4 million mortgage note payable in the second quarter of 2012. See "Sources of Liquidity—Mortgage Notes Payable—Held-For-Sale" below for further details.

        Due to borrowers increased $20.2 million to $23.1 million at December 31, 2012 compared to $2.8 million at December 31, 2011 due to an increase in unfunded commitments on the loans originated during the year ended December 31, 2012.

        Other liabilities decreased $9.8 million, or 12%, to $72.8 million at December 31, 2012 compared to $82.6 million at December 31, 2011. The decrease was primarily due to an $8.0 million decrease in accrued interest payable as a result of an increase in the fair value of our interest rate swaps and a $3.2 million decrease in accrued expenses and payables, net of $1.4 million of effective yield amortization on our junior subordinated notes.

        On October 31, 2012, the Board of Directors declared a cash dividend of $0.11 per share of common stock with respect to the three months ended September 30, 2012. The dividend was paid on November 28, 2012 to common shareholders of record at the close of business on November 20, 2012 and the ex-dividend date was November 16, 2012. On August 3, 2012, the Board of Directors declared a cash dividend of $0.10 per share of common stock with respect to the three months ended June 30, 2012. The dividend was paid on August 28, 2012 to common shareholders of record at the close of business on August 21, 2012 and the ex-dividend date was August 17, 2012. On May 4, 2012, the Board of Directors declared a cash dividend of $0.075 per share of common stock with respect to the three months ended March 31, 2012. The dividend was paid on May 29, 2012 to common shareholders of record at the close of business on May 22, 2012 and the ex-dividend date was May 18, 2012. On February 12, 2013, the Board of Directors declared a cash dividend of $0.12 per share of common stock with respect to the three months ended December 31, 2012. The dividend is payable on March 12, 2013 to common shareholders of record at the close of business on March 5, 2013 and the ex-dividend date is March 1, 2013. No dividends were declared in 2011.

        In June 2012, we completed a public offering in which we sold 3,500,000 shares of our common stock for $5.40 per share, and received net proceeds of approximately $17.5 million after deducting the underwriting discount and other offering expenses. In October 2012, we completed another public offering in which we sold 3,500,000 shares of our common stock for $5.80 per share, and received net proceeds of approximately $19.2 million after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offerings to make investments, to repurchase or pay liabilities and for general corporate purposes. On December 31, 2012, we entered into an ATM equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 6,000,000 shares of our common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of February 15, 2013, JMP has sold 787,700 shares for net proceeds of $5.5 million. We currently have 32,036,925 shares of common stock outstanding.

        On February 1, 2013, we completed an underwritten public offering of 1.4 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock generating net proceeds of approximately $33.6 million after deducting underwriting fees and estimated offering costs. In addition, the underwriters were granted an over-allotment option for 210,000 shares of the preferred stock which expires in March 2013. On February 5, 2013, the underwriters exercised their option for 151,500 shares providing additional net proceeds of approximately $3.7 million. We currently have $416.4 million available under the shelf registration.

        On April 3, 2012, we issued an aggregate of 90,000 shares of fully vested common stock to the non-management members of the Board of Directors, as well as 6,255 shares of fully vested common stock to a former director who was also the corporate secretary, under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "Plan"), and recorded approximately $0.5 million to selling and administrative expense in our Consolidated Statement of Operations in 2012. On March 19, 2012, we issued 10,000 shares of fully vested common stock under the Plan to a director who is also an officer of the managing member of ACM, and accrued approximately $0.1 million to selling and administrative expense in our Consolidated Statement of Operations in 2012. On January 22, 2012, we issued 15,000 shares of fully vested common stock under the Plan to a director who was re-appointed to the Board of Directors on December 19, 2011, and accrued approximately $0.1 million to selling and administrative expense in our Consolidated Statement of Operations in 2011. In February 2013, the Board of Directors authorized the issuance of approximately 200,000 shares of restricted common stock under the Plan to certain employees of ours and ACM. The effective date of the grant will be February 28, 2013 and will vest over a two year period. One third of the shares will vest as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.

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

Comparison of Results of Operations for Year Ended 2012 and 2011

        The following table sets forth our results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Increase/(Decrease)
	2012	2011	Amount	Percent
Interest income	$79,998,762	$73,867,556	$6,131,206	8%
Interest expense	40,866,832	51,651,933	(10,785,101)	(21)%

Net interest income	39,131,930	22,215,623	16,916,307	76%

Other revenue:
Property operating income	30,173,754	23,359,492	6,814,262	29%
Other income	1,280,289	188,485	1,091,804	nm

Total other revenue	31,454,043	23,547,977	7,906,066	34%

Other expenses:
Employee compensation and benefits	10,173,572	11,195,663	(1,022,091)	(9)%
Selling and administrative	7,882,914	7,325,801	557,113	8%
Property operating expenses	27,963,386	21,428,112	6,535,274	30%
Depreciation and amortization	5,794,013	5,090,498	703,515	14%
Provision for loan losses (net of recoveries)	22,946,396	38,542,888	(15,596,492)	(40)%
Loss on sale and restructuring of loans	—	5,710,000	(5,710,000)	(100)%
Management fee—related party	10,000,000	8,300,000	1,700,000	20%

Total other expenses	84,760,281	97,592,962	(12,832,681)	(13)%

Loss from continuing operations before gain on extinguishment of debt, (loss) income from equity affiliates and benefit from income taxes	(14,174,308)	(51,829,362)	37,655,054	(73)%
Gain on extinguishment of debt	30,459,023	10,878,218	19,580,805	180%
(Loss) income from equity affiliates	(697,856)	3,671,386	(4,369,242)	nm

Income (loss) before benefit from income taxes	15,586,859	(37,279,758)	52,866,617	nm
Benefit from income taxes	801,558	—	801,558	nm

Income (loss) from continuing operations	16,388,417	(37,279,758)	53,668,175	nm

Loss on impairment of real estate held-for-sale	—	(1,450,000)	1,450,000	(100)%
Gain on sale of real estate held-for-sale	3,953,455	—	3,953,455	nm
Income (loss) from operations of real estate held-for-sale	1,374,583	(1,366,299)	2,740,882	nm

Income (loss) from discontinued operations	5,328,038	(2,816,299)	8,144,337	nm

Net income (loss)	21,716,455	(40,096,057)	61,812,512	nm
Net income attributable to noncontrolling interest	215,567	215,656	(89)	nm

Net income (loss) attributable to Arbor Realty Trust, Inc.	$21,500,888	$(40,311,713)	$61,812,601	nm

nm—not meaningful

Net Interest Income

        Interest income increased $6.1 million, or 8%, to $80.0 million in 2012 from $73.9 million in 2011. This increase was primarily due to an 8% increase in the average yield on assets from 4.60% in 2011 to 4.97% in 2012, due to higher interest rates on our net originations. Interest income from cash equivalents was $0.3 million in 2012 compared to $0.7 million in 2011.

        Interest expense decreased $10.8 million, or 21%, to $40.9 million in 2012 from $51.7 million in 2011. The decrease was primarily due to a 19% decrease in the average cost of these borrowings from 3.97% for 2011 to 3.23% for 2012 primarily due to the maturity of certain of our interest rate swaps, resulting in a reduction of interest expense, as well as a $3.2 million non-cash charge recorded to interest expense in the second quarter of 2011 related to the amortization of a discount on a loan that was participated out to a subordinate lender. The decrease in interest expense was also due to a 3% decrease in the average balance of our debt facilities from $1.30 billion for 2011 to $1.26 billion for 2012. The decrease in the average balance was primarily due to a reduction in our CDO debt due to runoff and amortization and the repurchase of CDO notes, net of the addition of new financing facilities.

Other Revenue

        Property operating income increased $6.8 million, or 29%, to $30.2 million in 2012 compared to $23.4 million in 2011. This was due to the operations of two real estate investments recorded as real estate owned during the first quarter of 2011, resulting in a partial first quarter of activity recorded in 2011 as compared to a full first quarter of activity recorded in 2012.

        Other income increased $1.1 million to $1.3 million in 2012 from $0.2 million in 2011 primarily due to net interest income and the increase in fair value on our linked transactions as well as miscellaneous asset management fees on our loan and investment portfolio.

Other Expenses

        Employee compensation and benefits expense decreased $1.0 million, or 9%, to $10.2 million in 2012 from $11.2 million in 2011. These expenses represent salaries and benefits for those employed by us during these periods. The decrease was primarily due to higher compensation expense related to the restructuring of certain of our loans and investments as well as stock-based compensation for certain of our employees in 2011.

        Selling and administrative expense increased $0.6 million, or 8%, to $7.9 million in 2012 from $7.3 million in 2011. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director's fees, licensing fees, and stock-based compensation relating to our directors and certain employees of our manager. This increase was primarily due to a $1.0 million increase in professional fees and insurance, partially offset by $0.6 million of stock-based compensation recorded for the issuance of fully vested common stock to members of the Board of Directors during 2012 as compared to $1.0 million of stock-based compensation recorded for the issuance of fully vested common stock to certain employees of our manager and members of the Board of Directors during 2011.

        Property operating expenses increased $6.5 million, or 30%, to $28.0 million in 2012 compared to $21.4 million in 2011. This was due to the operations of two real estate investments recorded as real estate owned during the first quarter of 2011, resulting in a partial first quarter of activity recorded in 2011 as compared to a full first quarter of activity recorded in 2012.

        Depreciation and amortization expense increased $0.7 million, or 14%, to $5.8 million in 2012 compared to $5.1 million in 2011. This was due to depreciation expense associated with two real estate investments recorded as real estate owned during the first quarter of 2011, resulting in a partial first quarter of activity recorded in 2011 as compared to a full first quarter of activity recorded in 2012.

        Provision for loan losses (net of recoveries) totaled $22.9 million for the year ended December 31, 2012, and $38.5 million for the year ended December 31, 2011. During the year ended December 31, 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing eight impaired loans with an aggregate carrying value of $94.6 million was less than the net carrying value of the loans, resulting in us recording an additional $23.8 million provision for loan losses. We also recorded net recoveries of $0.9 million related to eight loans in our portfolio in 2012, which were recorded in provision for loan losses on the Consolidated Statement of Operations netting the provision to $22.9 million. At December 31, 2012 we had a total of 20 loans with an aggregate carrying value of $240.2 million, before loan loss reserves, for which impairment reserves have been recorded. During the year ended December 31, 2011, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing 11 impaired loans with an aggregate carrying value of $109.5 million was less than the net carrying value of the loans, resulting in us recording an additional $44.8 million provision for loan losses. We also recorded net recoveries of $6.3 million related to 12 loans in our portfolio in 2011, which were recorded in provision for loan losses on the Consolidated Statement of Operations netting the provision to $38.5 million. At December 31, 2011 we had a total of 24 loans with an aggregate carrying value of $285.0 million, before loan loss reserves, for which impairment reserves were recorded.

        Loss on sale and restructuring of loans was $5.7 million for the year ended December 31, 2011 which represents $4.7 million from the sale of a $30.0 million portion of a $67.0 million loan to a third party for $25.3 million, as well as $1.0 million from the execution of a forbearance agreement in the first quarter of 2011 for a loan modified in the second quarter of 2011. There was no loss on sale and restructuring of loans for the year ended December 31, 2012.

        Management fees increased $1.7 million, or 20%, to $10.0 million in 2012 from $8.3 million in 2011. These amounts represent compensation in the form of base management fees, on a cost reimbursement basis. The management agreement also provides for incentive management fees and success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. No incentive or success-based management fees were earned for the years ended December 31, 2012 and 2011. Refer to "Contractual Commitments—Management Agreement" below for further details including information related to our amended management agreement with ACM.

        Gain on extinguishment of debt increased $19.6 million, or 180%, to $30.5 million in 2012 from $10.9 million in 2011. During the year ended December 31, 2012, we purchased, at a discount, $66.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $30.5 million. During the year ended December 31, 2011, we purchased, at a discount, $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by our three CDO issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $10.9 million.

        Loss from equity affiliates was $0.7 million and income from equity affiliates was $3.7 million in 2012 and 2011, respectively, primarily due to a $3.9 million gain recognized on the sale of an interest in a property held by one of our equity affiliates, net of $0.3 million of losses from another of our equity affiliates recorded against the investment in 2011. (Loss) income from equity affiliates also reflects a portion of the loss and income from our equity affiliates.

Benefit from Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2012 and 2011, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT—taxable income for the years ended December 31, 2012 and 2011 except for $0.4 million of federal alternative minimum tax and $0.2 million of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows the Company to elect to defer income generated from certain debt extinguishment transactions, recorded in 2012.

        Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During 2012, we recorded a $1.4 million refund of federal income taxes paid by a taxable REIT subsidiary in a prior year, which was received in 2012. During the years ended December 31, 2012 and 2011, we did not record any provision for income taxes from these taxable REIT subsidiaries.

Income (loss) from Discontinued Operations

        During the fourth quarter of 2012, one of the real estate investments in a portfolio of hotel properties was sold to a third party for $2.4 million and we recorded a gain on sale of $0.5 million. As a result, property operating income and expenses, which netted to a loss of $0.1 million and income of less than $0.1 million for the years ended December 31, 2012 and 2011, respectively, were classified as discontinued operations.

        During the fourth quarter of 2011, we entered into negotiations to sell one of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $19.4 million and property operating income and expenses, which netted to income of $0.1 million and a loss of $0.7 million for the years ended December 31, 2012 and 2011, respectively, were classified as discontinued operations. In the first quarter of 2012, we sold the property and recorded a gain of $3.5 million.

        During the third quarter of 2011, we entered into negotiations to sell another of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $1.9 million, which was reduced to $1.2 million in the fourth quarter of 2011, and property operating income and expenses, which netted to income of $0.2 million and a loss of $0.7 million for the years ended December 31, 2012 and 2011, respectively, were classified as discontinued operations. We also recorded an impairment loss on real estate held-for-sale of $1.5 million for the year ended December 31, 2011 due to our determination of an impairment based on an analysis of indicators of value from the market participants. In the first quarter of 2012, we sold the property and recorded a gain of less than $0.1 million.

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

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest totaled $0.2 million in 2012 and 2011, respectively, and represents the portion of income allocated to a third party's interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income, as well as a note payable that is accruing interest expense. See Note 8 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof.

Comparison of Results of Operations for Year Ended 2011 and 2010

        The following table sets forth our results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Increase/(Decrease)
	2011	2010	Amount	Percent
Interest income	$73,867,556	$95,487,325	$(21,619,769)	(23)%
Interest expense	51,651,933	62,979,036	(11,327,103)	(18)%

Net interest income	22,215,623	32,508,289	(10,292,666)	(32)%

Other revenue:
Property operating income	23,359,492	—	23,359,492	nm
Other income	188,485	1,069,454	(880,969)	(82)%

Total other revenue	23,547,977	1,069,454	22,478,523	nm

Other expenses:
Employee compensation and benefits	11,195,663	8,059,364	3,136,299	39%
Selling and administrative	7,325,801	6,996,190	329,611	5%
Property operating expenses	21,428,112	—	21,428,112	nm
Depreciation and amortization	5,090,498	—	5,090,498	nm
Other-than-temporary impairment	—	7,004,800	(7,004,800)	(100)%
Provision for loan losses (net of recoveries)	38,542,888	82,811,753	(44,268,865)	(53)%
Loss on sale and restructuring of loans	5,710,000	7,214,481	(1,504,481)	(21)%
Management fee—related party	8,300,000	26,365,448	(18,065,448)	(69)%

Total other expenses	97,592,962	138,452,036	(40,859,074)	(30)%

Loss from continuing operations before gain on extinguishment of debt, loss on sale of securities, net, income (loss) from equity affiliates and provision for income taxes	(51,829,362)	(104,874,293)	53,044,931	(51)%
Gain on extinguishment of debt	10,878,218	229,321,130	(218,442,912)	(95)%
Loss on sale of securities, net	—	(6,989,583)	6,989,583	(100)%
Income (loss) from equity affiliates	3,671,386	(1,259,767)	4,931,153	nm

(Loss) income before provision for income taxes	(37,279,758)	116,197,487	(153,477,245)	nm
Provision for income taxes	—	(2,560,000)	2,560,000	(100)%

(Loss) income from continuing operations	(37,279,758)	113,637,487	(150,917,245)	nm

Loss on impairment of real estate held-for-sale	(1,450,000)	—	(1,450,000)	nm
Gain on sale of real estate held-for-sale	—	1,331,436	(1,331,436)	(100)%
Loss on operations of real estate held-for-sale	(1,366,299)	(1,842,969)	476,670	(26)%

Loss from discontinued operations	(2,816,299)	(511,533)	(2,304,766)	nm

Net (loss) income	(40,096,057)	113,125,954	(153,222,011)	nm
Net income attributable to noncontrolling interest	215,656	215,743	(87)	nm

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(40,311,713)	$112,910,211	$(153,221,924)	nm

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

        Interest expense decreased $11.3 million, or 18%, to $51.7 million in 2011 from $63.0 million in 2010. The decrease was primarily due to a 13% decrease in the average balance of our debt facilities from $1.5 billion for 2010 to $1.3 billion for 2011. The decrease in the average balance was primarily due to the closing on a discounted payoff agreement with Wachovia Bank in the second quarter of 2010 as well as the repayment of certain debt resulting from loan payoffs and paydowns and the transfer of assets into our CDO vehicles. The decrease in interest expense was also due to a 6% decrease in the average cost of these borrowings from 4.22% for 2010 to 3.97% for 2011 due to closing on the discounted payoff agreement with Wachovia Bank on June 30, 2010, which carried a higher rate of interest than our other debt financing. See "Liquidity and Capital Resources—Repurchase Agreements and Credit Facilities" below for further details. The decrease was also net of recording a $3.2 million non-cash charge in the second quarter of 2011 related to the amortization of a discount on a loan that was participated out to a subordinate lender.

Other Revenue

        Property operating income was $23.4 million in 2011. This was due to the operations of two real estate investments recorded as real estate owned as of December 31, 2011. There was no such income in 2010.

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

        Selling and administrative expense increased $0.3 million, or 5%, to $7.3 million in 2011 from $7.0 million in 2010. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director's fees, licensing fees, and stock-based compensation relating to our directors and certain employees of our manager. This increase was primarily due to grants of fully vested common stock awards to certain employees of our manager in the fourth quarter of 2011 and to our non-management directors in the third quarter of 2011, as compared to grants of fully vested common stock awards to our independent directors in the second quarter of 2010, net of a decrease in professional fees in 2011.

        Property operating expenses were $21.4 million in 2011. This was due to the operations of two real estate investments recorded as real estate owned as of December 31, 2011. There were no such expenses in 2010.

        Depreciation and amortization expense was $5.1 million in 2011. This was due to depreciation expense associated with two real estate investments recorded as real estate owned as of December 31, 2011. There was no such expense in 2010.

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

        Management fees decreased $18.1 million, or 69%, to $8.3 million in 2011 from $26.4 million in 2010 primarily due to an incentive management fee of $18.8 million incurred for the twelve month period ended December 31, 2010 as compared to no incentive management fee earned in 2011. As more fully described in "Liquidity and Capital Resources—Repurchase Agreements and Credit Facilities" below, on June 30, 2010, we closed on the discounted payoff agreement with Wachovia and retired all of our debt with Wachovia at the discount described. The gain recognized as a result of the completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for our manager in 2010. Management fees represent compensation in the form of base management fees, on a cost reimbursement basis, and incentive management fees as provided for in the management agreement with our manager. Our base management fees amounted to $8.3 million and $7.6 million for the years ended December 31, 2011 and 2010, respectively. The management agreement also provides for "success-based" payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee. No success-based management fees were earned for the years ended December 31, 2011 and 2010. Refer to "Contractual Commitments—Management Agreement" below for further details including information related to our amended management agreement with ACM.

        Gain on extinguishment of debt decreased $218.4 million, or 95%, to $10.9 million in 2011 from $229.3 million in 2010. During the year ended December 31, 2011, we purchased, at a discount, $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by our three CDO issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $10.9 million related to these transactions. On June 30, 2010 we closed on a discounted payoff agreement with Wachovia and in doing so, recorded a $158.4 million gain to our Consolidated Statement of Operations, net of $0.4 million of warrant expense and $0.6 million of other various expenses and commissions. Estimated state income taxes were approximately $0.9 million and were recorded in provision for income taxes resulting in a net gain of approximately $157.5 million. See "Liquidity and Capital Resources—Repurchase Agreements and Credit Facilities" below for further details. During the year ended December 31, 2010, we also purchased, at a discount, $67.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by our three CDO issuing entities for a price of $22.8 million and recorded a net gain on extinguishment of debt of approximately $44.8 million related to these transactions. We also recorded a $26.3 million gain on the partial settlement of our junior subordinated notes in February 2010. See "Liquidity and Capital Resources—Junior Subordinated Notes" below for further details.

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

Provision for Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2011 and 2010, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for federal income taxes on our REIT—taxable income for the years ended December 31, 2011 and 2010 with the exception of $0.9 million of estimated state taxes for the year ended December 31, 2010 incurred in those states that do not adopt the federal tax law that allows us to elect to defer income generated from certain debt extinguishment transactions, as well as recording a deferred tax provision of $1.7 million. While the gain on the Wachovia transaction results in taxable income, under current federal tax law, the gain and the tax on the gain have been deferred to future periods at our election. See Note 18 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for further details.

        Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. During the years ended December 31, 2011 and 2010, we did not record any provision for income taxes from these taxable REIT subsidiaries.

Loss from Discontinued Operations

        During the fourth quarter of 2012, one of the real estate investments in a portfolio of hotel properties was sold to a third party for $2.4 million and we recorded a gain on sale of $0.5 million. As a result, property operating income and expenses, which netted to a loss of $0.1 million and income of less than $0.1 million for the years ended December 31, 2012 and 2011, respectively, were classified as discontinued operations.

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

        While we have been successful in obtaining proceeds from two equity offerings and an ATM offering, and from certain financing facilities to date, including our two CLOs, conditions in the capital and credit markets have and may continue to make certain forms of financing less attractive and, in certain cases, less available.

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

Cash Flows

        As of December 31, 2012 and 2011, we had cash and cash equivalents of $29.2 million and $55.2 million, respectively. The following table shows our cash flow components (in thousands):

	Twelve Months Ended December 31,
	2012	2011
Net cash provided by / (used in) operating activities	$20,166	$(390)
Net cash used in investing activities	(46,534)	(40,349)
Net cash provided by / (used in) financing activities	320	(5,149)

Net decrease in cash and cash equivalents	(26,048)	(45,888)
Cash and cash equivalents at beginning of period	55,237	101,125

Cash and cash equivalents at end of period	$29,189	$55,237

        Our cash flows from operating activities increased by $20.6 million for the twelve months ended December 31, 2012 compared to the comparable period in 2011 primarily due to an $11.1 million cash payment of a related party payable in the first quarter of 2011, an $11.9 million increase in net income adjusted for noncash expenses, gains and losses and a $1.8 million increase in cash due to the change in other assets, net of a $5.0 million decrease in cash due to the change in other liabilities.

        Cash flows from investing activities decreased by $6.2 million for the twelve months ended December 31, 2012 compared to the comparable period in 2011 primarily due to a $27.6 million decrease in the sale of loans, a $32.6 million increase in the purchase of investments, a $42.3 million increase in the origination of loans, a $4.2 million decrease in distributions from an equity affiliate, net of a $27.9 million increase in payoffs and paydowns, a $24.8 million increase in proceeds from the sale of real estate held-for-sale and a $49.4 million increase in principal collections on investments, as compared to 2011.

        Cash flows from financing activities increased by $5.5 million for the twelve months ended December 31, 2012 compared to the comparable period in 2011 mainly due to $87.5 million in proceeds from the completion of a collateralized loan obligation, a $52.2 million increase in proceeds from repurchase agreements and credit facilities, net of paydowns, a $69.2 million increase in restricted cash, $36.7 million from the issuance of common stock and a $5.1 million decrease in the purchase of treasury stock, and is net of a $19.2 million increase in the repayment of a mortgage note payable—held-for-sale, a $94.5 million increase in the amortization of our CDO vehicles as well as the purchase of our own CDO bonds, an $103.5 million increase in the repayment of repurchase agreements and credit facilities, net payments of $10.7 million on financial instruments underlying linked transactions, the payment of common stock dividends of $8.0 million in 2012, a $7.8 million decrease in proceeds from collateralized debt obligations and a $2.1 million increase in the payment of deferred financing costs.

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

        In June 2012, we completed a public offering in which we sold 3,500,000 shares of our common stock for $5.40 per share, and received net proceeds of approximately $17.5 million after deducting the underwriting discount and other offering expenses. In October 2012, we completed another public offering in which we sold 3,500,000 shares of our common stock for $5.80 per share, and received net proceeds of approximately $19.2 million after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

        In December 2012, we entered into an ATM equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 6,000,000 shares of our common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of February 15, 2013, JMP has sold 787,700 shares for net proceeds of $5.5 million.

        On February 1, 2013, we completed an underwritten public offering of 1.4 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock generating net proceeds of approximately $33.6 million after deducting underwriting fees and estimated offering costs. In addition, the underwriters were granted an over-allotment option for 210,000 shares of the preferred stock which expires in March 2013. On February 5, 2013, the underwriters exercised their option for 151,500 shares providing additional net proceeds of approximately $3.7 million. We intend to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes. We currently have $416.4 million available under the shelf registration.

        At December 31, 2012 and 2011, we had 31,249,225 and 24,298,140 common shares outstanding, respectively.

Debt Facilities

        We also maintain liquidity through two repurchase agreements, three warehousing credit facilities, a revolving credit facility, a note payable and a junior loan participation with six different financial institutions or companies. In addition, we have issued three collateralized debt obligations or CDOs, one collateralized loan obligation or CLO and nine separate junior subordinated notes. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated. As of December 31, 2012, these facilities had aggregate borrowings of approximately $1.2 billion.

        The following is a summary of our debt facilities as of December 31, 2012:

	At December 31, 2012
Debt Facilities	Commitment	Debt Carrying Value	Available	Maturity Dates
Repurchase agreements and credit facilities. Interest is variable based on pricing over LIBOR and fixed	$130,661,619	$130,661,619	$—	2013 - 2017
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR(1)	812,452,845	812,452,845	—	2014
Collateralized loan obligation. Interest is variable based on pricing over three-month LIBOR(1)	87,500,000	87,500,000	—	2016
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR(2)	158,767,145	158,767,145	—	2034 - 2037
Notes payable. Interest is at a fixed rate and variable based on pricing over LIBOR	51,457,708	51,457,708	—	2013 - 2016

	$1,240,839,317	$1,240,839,317	$—

(1)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2012.

(2)
Represents a total face amount of $175.9 million less a total deferred amount of $17.1 million.

        These debt facilities are described in further detail in Note 7 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof.

Repurchase Agreements and Credit Facilities

        During the year ended December 31, 2012, we financed the purchase of 17 RMBS investments with a repurchase agreement with a financial institution for a total of $54.7 million and paid down the total debt by $45.7 million due to principal paydowns received on the RMBS investments. During the year ended December 31, 2011, we financed the purchase of seven RMBS investments with this repurchase agreement for a total of $30.0 million and paid down the total debt by $3.9 million due to principal paydowns received on the RMBS investments. The total debt balance was $35.1 million and $26.1 million at December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we also financed the purchase of six RMBS investments with this repurchase agreement for $10.1 million, which qualified as linked transactions, and paid down the debt by $3.4 million due to the principal paydowns received on the RMBS investments. The linked transactions are presented on a combined basis and reported in other assets on the Consolidated Balance Sheet. The facility generally finances between 60% and 90% of the value of each individual investment, has a rolling monthly term, and bears interest at a rate of 125 to 200 basis points over LIBOR. The facility also includes a minimum net worth covenant of $100.0 million.

        In the second quarter of 2012, we financed the purchase of an RMBS investment with another repurchase agreement with a financial institution for a total of $0.8 million and paid down the debt by $0.1 million due to principal paydowns received on the RMBS investment in the fourth quarter of 2012. The total outstanding debt balance was $0.7 million at December 31, 2012. During the year ended December 31, 2012, we also financed the purchase of six RMBS investments with this repurchase agreement for $61.2 million, which qualified as linked transactions, and paid down the debt by

$3.3 million due to the principal paydowns received on the RMBS investments. The facility generally finances between 75% and 90% of the value of each investment, has a rolling monthly term, and bears interest at a rate of 165 to 185 basis points over LIBOR.

        In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 275 basis points over LIBOR, required a 1% commitment fee upon closing, matures in July 2013 with a one year extension option that requires two 5% paydowns and has warehousing and non-use fees. The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. The facility also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates. At December 31, 2012, the outstanding balance of this facility was $50.0 million. In January 2013, we amended the facility, increasing the committed amount to $75.0 million and the facility was paid down to $0 as part of the issuance of a second CLO.

        In December 2012, we entered into a $17.3 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bears interest at a rate of 275 basis points over LIBOR or Prime at our election, required a 1% commitment fee upon closing and matures in December 2017. The facility also has a maximum advance rate of 58%, which can be increased to 65% under certain specified conditions, and contains several restrictions including full repayment of an advance if the loan becomes 60 days past due, is in default or is written down by us. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2012, the outstanding balance of this facility was $17.3 million. In January 2013, the facility was repaid in full as part of the issuance of a second CLO.

        In June 2012, we entered into a $12.6 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bears interest at a rate of 275 basis points over LIBOR or Prime at our election, required a 1% commitment fee upon closing, matures in December 2013 and has a non-use fee. The facility also has a maximum advance rate of 70%, which can be increased to 75% under certain specified conditions, and contains several restrictions including full repayment of an advance if the loan becomes 60 days past due, is in default or is written down by us. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2012, the outstanding balance of this facility was $12.6 million. In January 2013, the facility was repaid in full as part of the issuance of a second CLO.

        In May 2012, we entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by our CDO entities that have been repurchased by us. This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line. The facility also includes a debt service coverage ratio requirement for the posting of collateral. At December 31, 2012, the outstanding balance of this facility was $15.0 million. In January 2013, we amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment. The amendment also includes a one year extension option upon maturity in May 2013 and requires a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8.5% on any drawn portion of the line.

        In February 2013, we entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, matures in February 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months with a one year extension option from the initial advance on an asset, subject to certain conditions. The facility also has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.

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

        The Issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs could be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance is reduced as loans are repaid. Proceeds from the repayment of assets which serve as collateral for the CDOs must be retained in its structure as restricted cash until such collateral can be replaced and therefore are not available to fund current cash needs. If such cash is not used to replenish collateral, it could have a negative impact on our anticipated returns. As of January 15, 2012, CDO III has reached the end of its replenishment period. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. As of April 15, 2011, CDO II reached the end of its replenishment period and will no longer make quarterly amortization payments of $1.2 million to investors as a reduction of the CDO liability. As of April 15, 2009, CDO I reached the end of its replenishment period and will no longer make quarterly amortization payments of $2.0 million to investors. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.

        During the year ended December 31, 2012, we purchased, at a discount, $66.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities for a price of $35.8 million from third party investors and recorded a net gain on extinguishment of debt of $30.5 million from these transactions in our 2012 Consolidated Statement of Operations. In February 2013, we purchased, at a discount, a $7.1 million investment grade rated H note originally issued by our CDO III issuing entity for a price of $3.3 million from a third party investor and recorded a gain on extinguishment of debt of $3.8 million in the first quarter of 2013.

        During the year ended December 31, 2011, we purchased, at a discount, $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by our three CDO issuing entities for a price of $10.4 million from third party investors and recorded a net gain on extinguishment of debt of $10.9 million from these transactions in our 2011 Consolidated Statement of Operations.

        During the year ended December 31, 2010, we purchased, at a discount, $67.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by our three CDO issuing entities for a price of $22.8 million from third party investors except for a $15.0 million Class B note which was purchased from our manager, ACM, for a price of approximately $6.2 million. In 2010, ACM purchased this note from a third party investor for approximately $6.2 million. We recorded a net gain on extinguishment of debt of $44.8 million from these transactions in our 2010 Consolidated Statements of Operations.

        In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes. The transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $20.8 million remains at December 31, 2012. See "Liquidity and Capital Resources—Junior Subordinated Notes" below.

        The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	For the Year Ended December 31,
	2012		2011		2010
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain
A2	$—	$—	$—	$—	$7,375,000	$4,683,125
B	13,000,000	4,615,000	5,654,540	2,086,799	35,500,000	20,182,344
C	3,329,509	1,200,182	7,005,291	3,502,815	12,350,132	9,823,405
D	13,350,000	5,819,066	2,433,912	1,428,950	822,216	680,384
E	13,765,276	6,445,033	2,291,855	1,403,761	1,636,457	1,374,624
F	9,708,556	5,048,417	3,918,343	2,455,892	5,936,662	4,828,921
G	8,672,039	4,777,138	—	—	4,030,552	3,254,671
H	4,403,771	2,554,187	—	—	—	—

Total	$66,229,151	$30,459,023	$21,303,941	$10,878,217	$67,651,019	$44,827,474

        At December 31, 2012, the outstanding note balance under CDO I, CDO II and CDO III was $139.9 million, $237.2 million and $435.4 million, respectively.

        The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2012:

			Collateral
	Debt		Loans		Securities			Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.28%	$133,994,136	$139,856,472	$299,881,599	$238,852,726	$—	$—	$—	$1,036,155	$207,772,049
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.24%	231,186,301	237,209,429	395,266,909	345,919,525	10,000,000	1,100,000	1,100,000	470,952	188,271,174
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.68%	426,458,233	435,386,944	515,403,735	485,235,214	—	—	—	24,819,361	244,697,945

Total CDOs	$791,638,670	$812,452,845	$1,210,552,243	$1,070,007,465	$10,000,000	$1,100,000	$1,100,000	$26,326,468	$640,741,168

        The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2011:

			Collateral
	Debt		Loans		Securities			Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.49%	$160,435,201	$166,513,982	$329,771,834	$267,636,713	$734,969	$742,602	$737,423	$22,136	$152,303,041
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.83%	285,827,267	292,073,302	443,418,527	380,782,546	10,000,000	2,000,000	2,000,000	17,136,397	131,932,659
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.24%	534,791,657	544,028,109	579,343,579	531,123,295	—	—	—	24,795,495	171,427,137

Total CDOs	$981,054,125	$1,002,615,393	$1,352,533,940	$1,179,542,554	$10,734,969	$2,742,602	$2,737,423	$41,954,028	$455,662,837

(1)
Amounts include loans to real estate assets consolidated by us that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

(2)
The security with a fair value of $1,100,000 was rated CCC- at December 31, 2012 and 2011 by Standard & Poor's. The security with a fair value of $737,423 at December 31, 2011 was rated AAA at December 31, 2011 by Standard & Poor's.

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

CLO

        The following table outlines borrowings and the corresponding collateral under our collateralized loan obligation as of December 31, 2012:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash
CLO—Issued two investment grade tranches September 24, 2012. Replacement period through September 2014. Stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.65%	$87,500,000	$87,500,000	$125,086,650	$124,525,103	$—

        On September 24, 2012, we completed our first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through a newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2012-1, Ltd. (the "Issuer") and Arbor Realty Collateralized Loan Obligation 2012-1, LLC (the "Co-Issuer" and together with the Issuer, the "Issuers"). Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The aggregate principal amounts of the two classes of notes were $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of $37.6 million. The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on November 15, 2012, to and including October 15, 2022, the stated maturity date of the notes. We incurred approximately $2.3 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the weighted average note rate was 4.33% at December 31, 2012. We account for this transaction on our balance sheet as a financing facility. Our CLO is a VIE for which we are the primary beneficiary and is consolidated in our financial statements. The two investment grade tranches are treated as a secured financing, and are non-recourse to us.

        On January 28, 2013, we completed our second CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through a newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. (the "Issuer") and Arbor Realty Collateralized Loan Obligation 2013-1, LLC (the "Co-Issuer" and together with the Issuer, the "Issuers"). As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The proceeds of the issuance of the securities also includes $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO, at which point it is expected that the Issuer will own loan obligations with a face value of approximately $260.0 million. The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of approximately $83.0 million. The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on March 15, 2013, to and including February 15, 2023, the stated maturity date of the notes. We incurred approximately $3.4 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the weighted average note rate is expected to be 3.03%. We expect to account for this transaction on our balance sheet as a financing facility.

Junior Subordinated Notes

        The aggregate carrying value under the junior subordinated note facilities was $158.8 million at December 31, 2012 and $158.3 million at December 31, 2011. The current weighted average note rate was 3.08% and 0.50% at December 31, 2012 and 2011, respectively, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.12% and 3.85% at December 31, 2012 and 2011, respectively.

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

        In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The notes bore a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the "Modification Period"). Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a weighted average three month LIBOR plus 2.90%, which was reduced to 2.77% after the exchange in 2010 mentioned above. The 12% increase to the face amount due upon maturity, which had a balance of $17.1 million at December 31, 2012, is being amortized into interest expense over the life of the notes. We also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.

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

Notes Payable

        At December 31, 2012, notes payable consisted of a note payable and a junior loan participation. The aggregate outstanding balance under these facilities was $51.5 million.

        We have a $50.2 million non-recourse note payable at December 31, 2012 related to a prior year exchange of profits interest transaction. During 2008, we recorded a $49.5 million note payable related to the exchange of our Prime Outlets Member, LLC ("POM") profits interest for operating partnership units in Lightstone Value Plus REIT, L.P. The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

        In April 2011, we entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan. The loan was participated out to a subordinate lender at a discount and we received $28.8 million of proceeds. The subordinate lender received its proportionate share of the interest received from the loan which had a variable rate of LIBOR plus 4.35% and a maturity of July 2012. We also had the right to sell our $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan was not repaid by July 9, 2012. In May 2012, we sold the $50.0 million mezzanine loan to the same third party which relieved our

$32.0 million junior loan participation liability. In June 2011, we entered into a non-recourse junior loan participation in the amount of $2.0 million on an $11.8 million mezzanine loan. The participation had a 0% rate of interest and a maturity of August 2012. Upon maturity in August 2012, we were relieved of our $2.0 million junior loan participation liability. We have a junior loan participation with an outstanding balance at December 31, 2012 of $1.3 million on a $1.3 million bridge loan. Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant's interest in the mortgage loan. Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant. Our obligation to pay interest on participations is based on the performance of the related loan.

Mortgage Note Payable—Real Estate Owned

        During 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by a portfolio of multifamily assets (the "Multifamily Portfolio"). The real estate investment was classified as real estate owned in our Consolidated Balance Sheet in March 2011. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option. In June 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage. The outstanding balance of this mortgage was $53.8 million at December 31, 2012.

Mortgage Notes Payable—Held-For-Sale

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

Restrictive Covenants

        Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. We were in compliance with all financial covenants and restrictions at December 31, 2012.

        Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs or CLO, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests. Our CDOs and CLO were in compliance with all such covenants as of December 31, 2012 as well as on the most recent determination date in January 2013. In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain

REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLO. However, we may not have sufficient liquidity available to do so at such time.

        The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination date in January 2013:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I
Overcollateralization(1)
Current	172.73%	138.89%	105.90%	142.96%
Limit	145.00%	127.30%	105.60%	137.86%
Pass / Fail	Pass	Pass	Pass	Pass
Interest Coverage(2)
Current	476.34%	453.78%	620.84%	257.78%
Limit	160.00%	147.30%	105.60%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO and CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset's principal balance for purposes of the overcollateralization test, is the lesser of the asset's market value or the principal balance of the defaulted asset multiplied by the asset's recovery rate which is determined by the rating agencies. Rating downgrades of CDO and CLO collateral will generally not have a direct impact on the principal balance of a CDO and CLO asset for purposes of calculating the CDO's and CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CDO and CLO vehicle.

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        The chart below is a summary of the Company's CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I
January 2013	172.73%	138.89%	105.90%	142.96%
October 2012	171.36%	138.59%	105.64%	—
July 2012	168.66%	144.75%	106.96%	—
April 2012	167.82%	142.39%	107.59%	—
January 2012	167.80%	139.51%	107.59%	—

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

Contractual Commitments

        As of December 31, 2012, we had the following material contractual obligations (dollars in thousands):

	Payments Due by Period(1)
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Repurchase agreements and credit facilities	$113,362	$—	$—	$—	$17,300	$—	$130,662
Collateralized debt obligations(2)	189,245	272,551	101,396	156,476	8,158	84,627	812,453
Collateralized loan obligation(3)	—	5,600	45,053	20,200	16,647	—	87,500
Junior subordinated notes(4)	—	—	—	—	—	175,858	175,858
Notes payable	1,300	—	—	50,158	—	—	51,458
Mortgage note payable—real estate owned(6)	—	53,751	—	—	—	—	53,751
Outstanding unfunded commitments(6)	6,621	1,643	1,308	219	—	22	9,813

Totals	$310,528	$333,545	$147,757	$227,053	$42,105	$260,507	$1,321,495

(1)
Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $27.6 million in 2013, $22.8 million in 2014, $16.6 million in 2015, $11.2 million in 2016, $7.0 million in 2017 and $97.4 million thereafter based on current LIBOR rates.

(2)
Comprised of $139.9 million of CDO I debt, $237.2 million of CDO II debt and $435.4 million of CDO III debt with a weighted average contractual maturity of 1.53, 1.98 and 1.93 years, respectively, as of December 31, 2012. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $20.8 million at December 31, 2012. During the year ended December 31, 2012, we repurchased, at a discount, $66.2 million of investment grade notes originally issued by our CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $66.2 million.

(3)
Represents $87.5 million of CLO debt with a weighted average contractual maturity of 3.09 years as of December 31, 2012.

(4)
Represents the face amount due upon maturity. The carrying value is $158.8 million, which is net of a deferred amount of $17.1 million at December 31, 2012.

(5)
Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at December 31, 2012.

(6)
In accordance with certain loans and investments, we have outstanding unfunded commitments of $9.8 million as of December 31, 2012, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $9.8 million outstanding balance at December 31, 2012, our restricted cash balance and CDO III revolver capacity contained approximately $6.5 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Off-Balance-Sheet Arrangements

        At December 31, 2012, we did not have any off-balance-sheet arrangements.

Management Agreement

        We, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and we pay ACM a base management fee and under certain circumstances, an annual incentive fee.

        The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. The 2012, 2011 and 2010 base management fees were $10.0 million, $8.3 million and $7.6 million, respectively, and the 2013 base management fee is estimated to be approximately $10.8 million. All origination fees on investments are now retained by us.

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

        We incurred $10.0 million, $8.3 million and $7.6 million of base management fees for services rendered in 2012, 2011 and 2010, respectively. No "success-based" payments were made for the years ended December 31, 2012, 2011 and 2010.

        The incentive fee is measured on an annual basis. However, when applicable, we will pay the annual incentive fee in quarterly installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the twelve months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive fee are deemed to be an advance subject to potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the amended management agreement. Subject to the ownership limitations in our charter, at least 25% of this incentive fee is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last 20 days of the fiscal quarter for which the incentive fee is being paid. For the twelve month period ending December 31, 2010, ACM earned an incentive management fee of $18.8 million, which was included in due to related party as of December 31, 2010. As provided for in the management agreement, we offset the balance of a 2008 prepaid management fee receivable of $3.6 million as of December 31, 2010, and ACM elected to be paid the remaining incentive management fee in 666,927 shares of our common stock and $11.1 million in cash, which was subsequently remitted in 2011. For the years ended December 31, 2012 and 2011, ACM did not earn an incentive management fee.

        As more fully described in "Liquidity and Capital Resources—Repurchase Agreements and Credit Facilities" above, on June 30, 2010, we closed on the discounted payoff agreement with Wachovia and retired all of our debt with Wachovia at the discount described. The successful completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for the manager in 2010 above. As indicated earlier, gains on the extinguishment of debt are included in the incentive fee calculation and the gain, net of fees, certain expenses, and taxes, attributable to the Wachovia transaction was $157.5 million.

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

Related Party Transactions

        Due from related party was less than $0.1 million and $0.7 million at December 31, 2012 and 2011, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

        At December 31, 2012, due to related party was $3.1 million and consisted primarily of base management fees due to ACM, which will be remitted by us in the first quarter of 2013. At December 31, 2011, due to related party was $2.7 million and consisted primarily of base management fees due to ACM, which were remitted by us in the first quarter of 2012.

        In September 2012, we purchased, at par, a $5.1 million bridge loan from ACM. The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from

ACM. The loan bears interest at a rate of one-month LIBOR plus 5.25% with a LIBOR floor of 0.24% and has a maturity date of May 2015. Interest income recorded from this loan totaled approximately $0.1 million for the year ended December 31, 2012.

        In December 2011, we completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which we hold a $10.5 million interest, and Mr. Fred Weber, our Executive Vice President of Structured Finance, holds a $0.5 million interest, at December 31, 2012. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020. Interest income recorded from the preferred equity investment totaled approximately $1.3 million for the year ended December 31, 2012. We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity. During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero. We record this investment under the equity method of accounting. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest. Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.

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

        During the second quarter of 2011, we originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of December 31, 2012, of which, one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM, our manager. The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio. The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013. Interest income recorded from this loan totaled approximately $1.7 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

        During the first quarter of 2011, we originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, our manager, or its affiliate. Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of December 31, 2012 and were secured by the same property. The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012. The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%. Interest income recorded from these loans totaled approximately $1.9 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively.

        In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bore interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and had a maturity date of June 2012. In the second quarter of 2012, the loan matured and was paid off. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. In the third quarter of 2011, ACM sold its investment in this joint venture to an affiliated entity of Mr. Ivan Kaufman for $0.9 million. Interest income recorded from this loan totaled approximately $0.1 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

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

        We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and his affiliated entities (the "Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our former directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager. ACM currently holds approximately 5.3 million of our common shares, representing approximately 17% of the voting power of our outstanding stock as of December 31, 2012. Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of our common stock as stated in our charter as amended. In May 2012, our charter was amended to lower each of the general aggregate stock ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by our Board of Directors.

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

        FFO for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to Arbor Realty Trust, Inc.	$21,500,888	$(40,311,713)	$112,910,211
Subtract:
Gain on sale of real estate held-for-sale	(3,953,455)	—	(1,331,436)
Add:
Loss on impairment of real estate held-for-sale	—	1,450,000
Depreciation—real estate owned and held-for-sale(1)	5,904,089	5,951,525	570,154
Depreciation—investment in equity affiliates	90,396	331,544	—

Funds from operations ("FFO")	$23,541,918	$(32,578,644)	$112,148,929

Diluted FFO per common share	$0.87	$(1.30)	$4.36

Diluted weighted average shares outstanding	27,211,287	24,968,894	25,741,290

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

        GAAP book value per share and adjusted book value per share as of December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
GAAP Arbor Realty Trust, Inc. Stockholders' Equity	$229,329,349	$171,126,405	$204,415,381
Add: 450 West 33rd Street transaction—deferred revenue	77,123,133	77,123,133	77,123,133
Unrealized loss on derivative instruments	37,754,775	45,888,654	50,802,533
Subtract: 450 West 33rd Street transaction—prepaid management fee	(19,047,949)	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Stockholders' Equity	$325,159,308	$275,090,243	$313,293,098

Adjusted book value per share	$10.41	$11.32	$12.64

GAAP book value per share	$7.34	$7.04	$8.25

Common shares outstanding	31,249,225	24,298,140	24,776,213

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk and interest rate risk.

Market Conditions

        We are subject to market changes in the debt and secondary mortgage markets. These markets have experienced disruptions in the past, which have and may in the future have an adverse impact on our earnings and financial condition.

        In general, credit markets have experienced difficulty over the past several years. However, of late, we have been able to access equity and debt markets through two equity offerings, an ATM offering, a preferred stock offering and the issuance of two CLOs. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.

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

        We utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. Also, in certain circumstances, we may finance the purchase of RMBS investments through a repurchase agreement with the same counterparty which may qualify as a linked transaction. If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions unless certain criteria are met, and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative. We do not enter into financial instruments for trading purposes.

        One month LIBOR approximated 0.21% at December 31, 2012 and 0.30% at December 31, 2011.

        Based on our loans, securities available-for-sale, securities held-to-maturity and liabilities as of December 31, 2012, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.4 million. This is primarily due to a substantial portion of our portfolio having variable interest rates, partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale, securities held-to-maturity and liabilities as of December 31, 2012, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.9 million. This is primarily due to our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease, partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt.

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

        In connection with our CDOs described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we entered into interest rate swap agreements to hedge the exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investor's return being paid based on a three-month LIBOR index while the assets contributed to the CDOs are yielding interest based on a one-month LIBOR index.

        We had eight of these interest rate swap agreements outstanding that had combined notional values of $603.5 million as of December 31, 2012 compared to nine of these interest rate swap agreements outstanding with combined notional values of $854.1 million as of December 31, 2011. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point increase in forward interest rates as of December 31, 2012 and 2011, respectively, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of December 31, 2012 and 2011, respectively, the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.

        We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 14 of these interest rate swap agreements outstanding that had a combined notional value of $312.2 million as of December 31, 2012 compared to 24 interest rate swap agreements outstanding with combined notional values of $515.3 million as of December 31, 2011. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point increase in forward interest rates as of December 31, 2012 and 2011, respectively, the fair market value of these interest rate swaps would have increased by approximately $2.4 million and $3.3 million, respectively. If there were a 25 basis point decrease in forward interest rates as of December 31, 2012 and 2011, respectively, the fair market value of these interest rate swaps would have decreased by approximately $2.4 million and $3.3 million, respectively.

        We also had two LIBOR Caps with a combined notional value of $79.3 million as of December 2012 and 2011. If there were a 25 basis point increase in forward interest rates as of December 31, 2012 and 2011, respectively, the value of the LIBOR Caps would have increased by less than $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of December 31, 2012 and 2011, respectively, the value of the LIBOR Caps would have decreased by less than $0.1 million for both periods.

        We also had 12 forward contracts due to recording the purchase of 12 RMBS investments as linked transactions on a combined basis with the related repurchase financing, with a combined fair value of $10.8 million as of December 31, 2012. We had no forward contracts as of December 31, 2011. As of December 31, 2012, assuming the balances of the securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.2 million, and a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.1 million.

        Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially. As a result, at December 31, 2012 and 2011, we funded approximately $20.0 million and $21.9 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 15, 2013

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$29,188,889	$55,236,479
Restricted cash (includes $41,537,212 and $65,357,993 from consolidated VIEs, respectively)	42,535,514	67,326,530
Loans and investments, net (includes $1,113,745,356 and $1,093,893,014 from consolidated VIEs, respectively)	1,325,667,053	1,302,440,660
Available-for-sale securities, at fair value (includes $1,100,000 and $2,000,000 from consolidated VIEs, respectively)	3,552,736	4,276,368
Securities held-to-maturity, net (includes $0 and $742,602 from consolidated VIEs, respectively)	42,986,980	29,942,108
Investment in equity affiliates	59,581,242	60,450,064
Real estate owned, net (includes $80,787,215 and $83,099,540 from consolidated VIEs, respectively)	124,148,199	128,397,612
Real estate held-for-sale, net (includes $0 and $2,550,000 from consolidated VIEs, respectively)	—	62,084,412
Due from related party (includes $0 and $1,217 from consolidated VIEs, respectively)	24,094	656,290
Prepaid management fee—related party	19,047,949	19,047,949
Other assets (includes $11,709,103 and $11,696,071 from consolidated VIEs, respectively)	55,148,624	46,855,858

Total assets	$1,701,881,280	$1,776,714,330

Liabilities and Equity:
Repurchase agreements and credit facilities	$130,661,619	$76,105,000
Collateralized debt obligations (includes $812,452,845 and $1,002,615,393 from consolidated VIEs, respectively)	812,452,845	1,002,615,393
Collateralized loan obligation (includes $87,500,000 and $0 from consolidated VIEs, respectively)	87,500,000	—
Junior subordinated notes to subsidiary trust issuing preferred securities	158,767,145	158,261,468
Notes payable	51,457,708	85,457,708
Mortgage note payable—real estate owned	53,751,004	53,751,004
Mortgage notes payable—held-for-sale	—	62,190,000
Due to related party	3,084,627	2,728,819
Due to borrowers (includes $1,320,943 and $740,809 from consolidated VIEs, respectively)	23,056,640	2,825,636
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $22,013,896 and $27,839,757 from consolidated VIEs, respectively)	72,765,437	82,595,636

Total liabilities	1,470,620,158	1,603,653,797

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 33,899,992 shares issued, 31,249,225 shares outstanding at December 31, 2012 and 26,778,737 shares issued, 24,298,140 shares outstanding at December 31, 2011	339,000	267,787
Additional paid-in capital	493,211,222	455,994,695
Treasury stock, at cost—2,650,767 shares at December 31, 2012 and 2,480,597 shares at December 31, 2011	(17,100,916)	(16,416,152)
Accumulated deficit	(207,558,257)	(221,015,880)
Accumulated other comprehensive loss	(39,561,700)	(47,704,045)

Total Arbor Realty Trust, Inc. stockholders' equity	229,329,349	171,126,405

Noncontrolling interest in consolidated entity	1,931,773	1,934,128

Total equity	231,261,122	173,060,533

Total liabilities and equity	$1,701,881,280	$1,776,714,330

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
Interest income	$79,998,762	$73,867,556	$95,487,325
Interest expense	40,866,832	51,651,933	62,979,036

Net interest income	39,131,930	22,215,623	32,508,289

Other revenue:
Property operating income	30,173,754	23,359,492	—
Other income	1,280,289	188,485	1,069,454

Total other revenue	31,454,043	23,547,977	1,069,454

Other expenses:
Employee compensation and benefits	10,173,572	11,195,663	8,059,364
Selling and administrative	7,882,914	7,325,801	6,996,190
Property operating expenses	27,963,386	21,428,112	—
Depreciation and amortization	5,794,013	5,090,498	—
Other-than-temporary impairment	—	—	7,004,800
Provision for loan losses (net of recoveries)	22,946,396	38,542,888	82,811,753
Loss on sale and restructuring of loans	—	5,710,000	7,214,481
Management fee—related party	10,000,000	8,300,000	26,365,448

Total other expenses	84,760,281	97,592,962	138,452,036

Loss from continuing operations before, gain on extinguishment of debt, loss on sale of securities, net, (loss) income from equity affiliates and benefit (provision) for income taxes	(14,174,308)	(51,829,362)	(104,874,293)
Gain on extinguishment of debt	30,459,023	10,878,218	229,321,130
Loss on sale of securities, net	—	—	(6,989,583)
(Loss) income from equity affiliates	(697,856)	3,671,386	(1,259,767)

Income (loss) before benefit (provision) for income taxes	15,586,859	(37,279,758)	116,197,487
Benefit (provision) for income taxes	801,558	—	(2,560,000)

Income (loss) from continuing operations	16,388,417	(37,279,758)	113,637,487

Loss on impairment of real estate held-for-sale	—	(1,450,000)	—
Gain on sale of real estate held-for-sale	3,953,455	—	1,331,436
Income (loss) from operations of real estate held-for-sale	1,374,583	(1,366,299)	(1,842,969)

Income (loss) from discontinued operations	5,328,038	(2,816,299)	(511,533)

Net income (loss)	21,716,455	(40,096,057)	113,125,954
Net income attributable to noncontrolling interest	215,567	215,656	215,743

Net income (loss) attributable to Arbor Realty Trust, Inc.	$21,500,888	$(40,311,713)	$112,910,211

Basic earnings (loss) per common share:
Income (loss) from continuing operations, net of noncontrolling interest	$0.60	$(1.50)	$4.46
Income (loss) from discontinued operations	0.20	(0.11)	(0.02)

Net income (loss) attributable to Arbor Realty Trust, Inc.	$0.80	$(1.61)	$4.44

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, net of noncontrolling interest	$0.59	$(1.50)	$4.41
Income (loss) from discontinued operations	0.20	(0.11)	(0.02)

Net income (loss) attributable to Arbor Realty Trust, Inc.	$0.79	$(1.61)	$4.39

Weighted average number of shares of common stock outstanding:
Basic	26,956,938	24,968,894	25,424,481

Diluted	27,211,287	24,968,894	25,741,290

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss)	$21,716,455	$(40,096,057)	$113,125,954
Unrealized (loss) gain on securities available-for-sale, net	(723,632)	1,000,000	117,579
Unrealized loss on derivative financial instruments, net	(7,698,630)	(20,698,621)	(32,904,534)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	16,564,607	27,163,893	30,948,743

Comprehensive income (loss)	29,858,800	(32,630,785)	111,287,742
Less:
Comprehensive income attributable to noncontrolling interest	215,567	215,656	215,743

Comprehensive income (loss) attributable to Arbor Realty Trust, Inc.	$29,643,233	$(32,846,441)	$111,071,999

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Balance—December 31, 2009	25,666,810	$256,668	$450,376,782	(279,400)	$(7,023,361)	$(293,585,378)	$(53,331,105)	$96,693,606	$1,940,364	$98,633,970
Acquisition of treasury stock				(701,197)	(3,646,224)			(3,646,224)		(3,646,224)
Stock-based compensation	90,000	900	309,600					310,500		310,500
Distributions—preferred stock of private REIT						(14,500)		(14,500)		(14,500)
Net income						112,910,211		112,910,211	215,743	113,125,954
Distribution to noncontrolling interest									(156,245)	(156,245)
Unrealized gain on securities available-for-sale							117,579	117,579		117,579
Unrealized loss on derivative financial instruments							(32,904,534)	(32,904,534)		(32,904,534)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							30,948,743	30,948,743		30,948,743

Balance—December 31, 2010	25,756,810	$257,568	$450,686,382	(980,597)	$(10,669,585)	$(180,689,667)	$(55,169,317)	$204,415,381	$1,999,862	$206,415,243
Issuance of common stock for management fee	666,927	6,669	3,968,213					3,974,882		3,974,882
Purchase of treasury stock				(1,500,000)	(5,746,567)			(5,746,567)		(5,746,567)
Stock-based compensation	355,000	3,550	1,340,100					1,343,650		1,343,650
Distributions—preferred stock of private REIT						(14,500)		(14,500)		(14,500)
Net (loss) income						(40,311,713)		(40,311,713)	215,656	(40,096,057)
Distribution to non-controlling interest									(281,390)	(281,390)
Unrealized gain on securities available-for-sale							1,000,000	1,000,000		1,000,000
Unrealized loss on derivative financial instruments							(20,698,621)	(20,698,621)		(20,698,621)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							27,163,893	27,163,893		27,163,893

Balance—December 31, 2011	26,778,737	$267,787	$455,994,695	(2,480,597)	$(16,416,152)	$(221,015,880)	$(47,704,045)	$171,126,405	$1,934,128	$173,060,533
Issuance of common stock	7,000,000	70,000	36,575,500					36,645,500		36,645,500
Purchase of treasury stock				(170,170)	(684,764)			(684,764)		(684,764)
Stock-based compensation	121,255	1,213	641,027					642,240		642,240
Distributions—common stock						(8,031,029)		(8,031,029)		(8,031,029)
Distributions—preferred stock of private REIT						(12,236)		(12,236)		(12,236)
Net income						21,500,888		21,500,888	215,567	21,716,455
Distribution to non-controlling interest									(217,922)	(217,922)
Unrealized loss on securities available-for-sale							(723,632)	(723,632)		(723,632)
Unrealized loss on derivative financial instruments, net							(7,698,630)	(7,698,630)		(7,698,630)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							16,564,607	16,564,607		16,564,607

Balance—December 31, 2012	33,899,992	$339,000	$493,211,222	(2,650,767)	$(17,100,916)	$(207,558,257)	$(39,561,700)	$229,329,349	$1,931,773	$231,261,122

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$21,716,455	$(40,096,057)	$113,125,954
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	5,904,089	5,951,525	570,154
Stock-based compensation	578,190	1,407,700	310,500
Other-than-temporary impairment	—	—	7,004,800
Gain on sale of real estate held-for-sale	(3,953,455)	—	(1,331,436)
Reversal of liabilities related to discontinued operations	(1,175,120)	—	—
Impairment loss on real estate held-for-sale	—	1,450,000	—
Gain on extinguishment of debt	(30,459,023)	(10,878,218)	(229,321,130)
Loss on sale of securities	—	—	6,989,583
Provision for loan losses (net of recoveries)	22,946,396	38,542,888	82,811,753
Loss on sale and restructuring of loans	—	4,710,000	7,214,481
Amortization and accretion of interest, fees and intangible asset, net	1,634,410	10,167,955	8,093,907
Change in fair value of non-qualifying swaps	1,334,189	(246,284)	684,368
Incentive compensation to manager—related party	—	—	18,765,448
Deferred tax asset	—	—	1,710,000
Loss (income) from equity affiliates	697,856	(3,671,386)	1,259,767
Changes in operating assets and liabilities:
Other assets	835,678	(964,199)	491,761
Distributions of operations from equity affiliates	97,863	96,991	67,628
Other liabilities	(1,633,474)	3,324,496	985,871
Change in restricted cash	970,235	576,447	—
Due to/from related party	671,762	(10,761,480)	942,194

Net cash provided by / (used in) operating activities	$20,166,051	$(389,622)	$20,375,603

Investing activities:
Loans and investments funded, originated and purchased, net	(261,875,190)	(219,608,438)	(33,098,973)
Payoffs and paydowns of loans and investments	185,675,195	157,753,440	182,727,203
Proceeds from sale of loans	17,945,000	45,590,400	39,500,000
Due to borrowers and reserves	(505,093)	(1,397,413)	(217,974)
Change in restricted cash	—	(1,050,000)	—
Deferred fees	3,062,425	2,860,067	527,898
Purchases of available-for-sale securities	—	—	(2,122,050)
Purchases of securities held-to-maturity, net	(69,041,570)	(36,464,628)	(4,481,719)
Principal collection on available-for-sale securities	—	—	172,267
Principal collection on securities held-to-maturity, net	55,895,146	6,515,800	99,499
Proceeds from sale of available-for-sale securities	—	—	36,308,162
Proceeds from sale of securities held-to-maturity, net	—	—	14,370,469
Investment in real estate, net	(4,206,576)	(1,388,695)	12,070
Proceeds from investments in real estate, net	—	1,497,278	—
Proceeds from sale of real estate, net	26,443,882	1,600,000	6,826,992
Contributions to equity affiliates	(257,505)	(793,500)	(2,720,040)
Distributions from equity affiliates	330,608	4,536,716	435,939

Net cash (used in) / provided by investing activities	$(46,533,678)	$(40,348,973)	$238,339,743

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	162,922,840	110,763,000	26,000,000
Payoffs and paydowns of repurchase agreements, notes payable and credit facilities	(108,366,221)	(4,848,997)	(192,010,077)
Payoff and paydown of mortgage notes payable	(20,750,000)	(1,600,000)	—
Payoff of junior subordinated notes to subsidiary trust issuing preferred securities	—	—	(10,500,122)
Proceeds from collateralized debt obligations	—	7,800,000	5,500,000
Proceeds from collateralized loan obligation	87,500,000	—	—
Payoffs and paydowns of collateralized debt obligations	(158,956,432)	(64,413,892)	(55,040,288)
Change in restricted cash	23,820,781	(45,425,223)	6,849,806
Payments on financial instruments underlying linked transactions	(91,346,499)	—	—
Receipts on financial instruments underlying linked transactions	80,645,124	—	—
Payments on margin calls to counterparties	(61,541,697)	(15,930,000)	(24,350,000)
Receipts on margin calls to counterparties	61,478,418	15,280,000	21,960,000
Purchases of treasury stock	(684,764)	(5,746,567)	—
Proceeds from issuance of common stock	39,200,000	—	—
Expenses paid on issuance of common stock	(2,520,616)	—	—
Distributions paid to noncontrolling interest	(217,922)	(281,390)	(156,245)
Distributions paid on common stock	(8,031,029)	—	—
Distributions paid on preferred stock of private REIT	(12,236)	(14,500)	(14,500)
Payment of deferred financing costs	(2,819,710)	(731,921)	(453,631)

Net cash provided by / (used in) financing activities	$320,037	$(5,149,490)	$(222,215,057)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2012	2011	2010
Net (decrease) increase in cash and cash equivalents	$(26,047,590)	$(45,888,085)	$36,500,289
Cash and cash equivalents at beginning of period	55,236,479	101,124,564	64,624,275

Cash and cash equivalents at end of period	$29,188,889	$55,236,479	$101,124,564

Supplemental cash flow information:
Cash used to pay interest	$38,566,933	$41,559,813	$51,625,067

Cash used for taxes	$1,159,076	$161,185	$930,153

Supplemental schedule of non-cash investing and financing activities:
Transfer of real estate held-for-sale to first lien holder	$41,440,000	$—	$—

Release of mortgage note payable held-for-sale	$41,440,000	$—	$—

Satisfaction of participation loans	$34,000,000	$—	$—

Retirement of participation liabilities	$34,000,000	$—	$—

Loans transferred to real estate owned, net	$—	$83,099,540	$—

Investment in real estate, net	$—	$55,351,004	$20,750,000

Assumption of mortgage notes payable—real estate owned	$—	$55,351,004	$20,750,000

Issuance of common stock for management incentive fee	$—	$3,974,882	$—

Investment transferred to real estate held-for-sale, net	$—	$22,094,412	$5,537,501

Acquisition of tangible asset through restructure of loan	$—	$1,885,284	$—

Extinguishment of notes payable	$—	$—	$159,417,756

Extinguishment of trust preferred securities	$—	$—	$102,110,610

Re-issuance of CDO debt	$—	$—	$42,304,391

Accrual of interest on reissued collateralized debt obligations	$—	$—	$22,941,851

Available-for-sale securities exchanged	$—	$—	$400,000

Investments transferred to available-for-sale securities, at fair value	$—	$—	$35,814,344

Unearned discounts recorded on restructured loans	$—	$—	$7,658,598

Repayment of due from related party through acquisition of treasury stock	$—	$—	$3,646,224

Repayment of due from related party through reduction of due to related party	$—	$—	$3,646,224

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

        In April 2004, the Company sold 6,750,000 shares of its common stock in a public offering at a price of $20.00 per share, for net proceeds of approximately $124.4 million after deducting the underwriting discount and other offering expenses. The Company used the proceeds to pay down its indebtedness. In May 2004, the underwriters exercised a portion of their over-allotment option, which resulted in the issuance of 524,200 additional shares. The Company received net proceeds of approximately $9.8 million after deducting the underwriting discount. In October 2004, ARLP received proceeds of approximately $9.4 million from the exercise of warrants for 629,345 operating partnership units. Additionally, in 2004 and 2005, the Company issued 973,354 and 282,776 shares of common

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1—Description of Business / Form of Ownership (Continued)

stock, respectively, from the exercise of warrants under its Warrant Agreement dated July 1, 2003 and received net proceeds of $12.9 million and $4.2 million, respectively.

        In June 2007, the Company completed a public offering in which it sold 2,700,000 shares of its common stock registered for $27.65 per share, and received net proceeds of approximately $73.6 million after deducting the underwriting discount and the other offering expenses. The Company used the proceeds to pay down debt and finance its loan and investment portfolio.

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

        In December 2012, we entered into an "At-The-Market" ("ATM") equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 6,000,000 shares of our common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of February 15, 2013, JMP has sold 787,700 shares for net proceeds of $5.5 million.

        On February 1, 2013, the Company completed an underwritten public offering of 1.4 million shares of 8.25% Series A Cumulative Redeemable Preferred Stock generating net proceeds of approximately $33.6 million after deducting underwriting fees and estimated offering costs. In addition, the underwriters were granted an over-allotment option for 210,000 shares of the preferred stock which expires in March 2013. On February 5, 2013, the underwriters exercised their option for 151,500 shares providing additional net proceeds of approximately $3.7 million. The Company intends to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes. The Company currently has $416.4 million available under its shelf registration.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1—Description of Business / Form of Ownership (Continued)

        The Company had 31,249,225 shares of common stock outstanding at December 31, 2012 and 24,298,140 shares of common stock outstanding at December 31, 2011.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities ("VIEs") of which the Company is the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Current accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its collateralized debt obligation ("CDO") and collateralized loan obligation ("CLO") subsidiaries on its Consolidated Balance Sheets. Entities in which the Company owns a voting interest of 20 percent to 50 percent are accounted for primarily under the equity method. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

        The preparation of consolidated financial statements in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™, the authoritative reference for accounting principles generally acceptable in the United States ("GAAP"), requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the Consolidated Financial Statements, the Company evaluated events subsequent to the balance sheet date of December 31, 2012 through the issuance of the Consolidated Financial Statements.

        Certain prior year amounts have been reclassified to conform to current period presentation. During the fourth quarter of 2012, the Company sold a real estate investment that was part of a portfolio of hotel properties, resulting in a reclassification of the operating activity from property operating income and expenses to discontinued operations for all prior periods presented. During the third and fourth quarters of 2011, the Company reclassified two real estate investments from real estate owned to real estate held-for-sale, resulting in a reclassification of the operating activity from property operating income and expenses as well as impairment loss to discontinued operations for all prior periods presented. Also, comprehensive income (loss) has been presented in a separate Statement of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss) and is no longer presented on the Statement of Changes in Stockholders' Equity.

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

Restricted Cash

        At December 31, 2012 and 2011, the Company had restricted cash of $42.5 million and $67.3 million, respectively. Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for the Company's CDOs which will be used for principal repayments, unfunded loan commitments and interest payments received from loans. As of January 2012, all three of the CDOs have reached their replenishment dates and principal repayments are remitted quarterly to the bond holders and the Company in the month following the quarter. See Note 7—"Debt Obligations." The Company's real estate owned assets also had restricted cash balances totaling $1.0 million and $2.0 million as of December 31, 2012 and 2011, respectively, due to escrow requirements. See Note 6—"Real Estate Owned and Held-For-Sale."

Loans, Investments and Securities

        At the time of purchase, the Company designates a security as available-for-sale, held-to-maturity, or trading depending on the Company's ability and intent to hold it to maturity. The Company does not have any securities designated as trading as of December 31, 2012. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company's ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

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

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses. The Company had an allowance for loan losses of $161.7 million at December 31, 2012 relating to 20 loans with an aggregate carrying value, before loan loss reserves, of approximately $240.2 million. At December 31, 2011, the Company had an allowance for loan losses of $185.4 million relating to 24 loans with an aggregate carrying value, before loan loss reserves, of approximately $285.0 million and at December 31, 2010, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

Company had an allowance for loan losses of $205.5 million relating to 30 loans with an aggregate carrying value, before loan loss reserves, of approximately $530.6 million.

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

        Loss on restructured loans is recorded when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured. In addition, a gain or loss may be recorded upon the sale of a loan to a third party as a charge to the Consolidated Statement of Operations in the period in which the loan was sold. No loss on sale and restructuring of loans was recorded during the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, the Company recorded loss on sale and restructuring of loans of $5.7 million and $7.2 million, respectively.

        Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which the Company grants a concession to a borrower or agrees to a discount in full or partial satisfaction of the loan; when the Company takes ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized. For the years ended December 31, 2012, 2011 and 2010, the Company recorded charge-offs to the allowance for loan losses of $46.6 million, $58.8 million and $194.9 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

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

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

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

        Several of the Company's loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the asset. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

        Given the transitional nature of some of the Company's real estate loans, the Company may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. The Company will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. The Company will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. As of December 31, 2012, the Company had total interest reserves of $8.3 million on 40 loans with an aggregate unpaid principal balance of $475.6 million and had three non-performing loans with an aggregate unpaid principal balance of $38.4 million with a funded interest reserve of $0.1 million. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

        Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced. The Company did not record interest income from such investments for the years ended December 31, 2012, 2011 and 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

        Property operating income—Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned. The Company recognizes revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. For the years ended December 31, 2012 and 2011, the Company recorded approximately $30.2 million and $23.4 million, respectively, of property operating income relating to its real estate owned properties. The Company did not have property operating income in 2010. As of December 31, 2012, the Company had two real estate owned properties, a portfolio of multifamily assets that was purchased by the Company out of bankruptcy and a portfolio of hotel assets that was transferred to the Company by the owner, a creditor trust. Both of these portfolios were acquired in the first quarter of 2011. Additionally, a real estate investment that was part of the portfolio of hotel properties was sold in 2012, and two real estate investments were reclassified from real estate owned to real estate held-for-sale in 2011, resulting in the reclassification of all of the operating activity from these properties from property operating income and expenses into discontinued operations for all prior periods. See Note 6—"Real Estate Owned and Held-For-Sale" for further details.

        Other income—Other income represents net interest income and gains and losses recorded on the Company's linked transactions, as well as loan structuring, defeasance, and miscellaneous asset management fees associated with the Company's loans and investments portfolio. The Company recognizes these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Investment in Equity Affiliates

        The Company invests in joint ventures that are formed to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by the Company, or are VIEs for which the Company is not the primary beneficiary, and are not consolidated in its financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. The Company records its share of the net income and losses from the underlying properties of its equity method investments and any other-than-temporary impairment on these investments on a single line item in the Consolidated Statement of Operations as income or losses from equity affiliates.

Stock-Based Compensation

        The Company has granted certain of its employees, directors, and employees of ACM, stock awards consisting of shares of the Company's common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to the Company. The Company records stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees of the Company with such amounts expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of the Company's common stock whether or not they are vested. Stock-based compensation

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

is disclosed in the Company's Consolidated Statements of Operations under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

Income Taxes

        The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that the Company distributes at least 90% of its taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. The Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by the Company's taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and any tax on or distribution requirements attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at the Company's election.

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

Other Comprehensive Income / (Loss)

        The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. In addition, to the extent the Company's derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss). See "Derivatives and Hedging Activities" below. At December 31, 2012, accumulated other comprehensive loss was $39.6 million and consisted of $40.0 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.4 million unrealized gain related to available-for-sale securities. At December 31, 2011, accumulated other comprehensive loss was $47.7 million and consisted of $48.8 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.

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

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

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

        In certain circumstances, the Company may finance the purchase of Residential Mortgage Backed Securities ("RMBS") investments through a repurchase agreement with the same counterparty which may qualify as a linked transaction. If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions unless certain criteria are met, and the Company accounts for the purchase of such securities and the repurchase

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheet with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statement of Operations. The analysis of transactions under these rules requires management's judgment and experience. See Note 10—"Derivative Financial Instruments" for further details.

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

Recently Issued Accounting Pronouncements

        In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities which amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting Standards ("IFRS"). Under the updated guidance, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This guidance is effective as of the first quarter of 2013 and the Company is currently evaluating the impact it may have on its financial disclosure.

        In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to IFRS disclosure requirements. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Stockholders' Equity and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. This guidance was effective as of the first quarter of 2012, except for guidance on the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption was permitted. The Company early adopted the guidance in the fourth quarter of 2011, with the exception of the disclosure of reclassification adjustments postponed for re-deliberation by the FASB. As the guidance only amends existing disclosure requirements, its adoption did not have a material

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2—Summary of Significant Accounting Policies (Continued)

effect on the Company's Consolidated Financial Statements. In February 2013, the FASB issued updated guidance on the disclosure of reclassification adjustments. The updated guidance requires the Company to disclose, either on the face of the financial statements or in the notes to the financial statements, the financial statement effects on earnings from items that are reclassified out of other comprehensive income, by component. This guidance is effective as of the first quarter of 2013 and the Company is currently evaluating the impact it may have on its financial disclosure.

        In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements. The guidance amends certain fair value measurement principles and enhances disclosure requirements by requiring a description of the process for valuing items categorized as Level 3 in the fair value hierarchy, quantitative disclosure of unobservable inputs used to make these measurements and, in certain cases, the sensitivity of the measurements to changes in these inputs. This guidance was effective as of the first quarter of 2012, applied prospectively, and its adoption did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2011, the FASB issued updated guidance on the transfer of financial assets which primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements when determining the recognition of a sale. The removal of these criteria will generally result in the assets transferred pursuant to the repurchase agreement being accounted for as a secured borrowing, with both the transferred asset and repurchase liability recorded on the transferor's balance sheet. This guidance was effective as of the first quarter of 2012, applied prospectively to transactions which occur subsequent to the effective date, and its adoption did not have a material effect on the Company's Consolidated Financial Statements.

Note 3—Loans and Investments

        The following table sets forth the composition of the Company's loan and investment portfolio at December 31, 2012 and December 31, 2011:

	December 31, 2012	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio(2)	Last Dollar LTV Ratio(3)
Bridge loans	$1,006,726,838	67%	83	4.87%	25.0	0%	75%
Mezzanine loans	112,843,639	7%	24	4.94%	62.6	59%	88%
Junior participation loans	280,662,498	19%	9	3.90%	29.1	59%	79%
Preferred equity investments	100,823,672	7%	12	6.04%	72.2	77%	97%

	1,501,056,647	100%	128	4.77%	31.8	21%	80%

Unearned revenue	(13,683,281)
Allowance for loan losses	(161,706,313)

Loans and investments, net	$1,325,667,053

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

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

Concentration of Credit Risk

        The Company operates in one portfolio segment, commercial mortgage loans and investments. Commercial mortgage loans and investments can potentially subject the Company to concentrations of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

credit risk. The Company is subject to concentration risk in that the unpaid principal balance related to 23 loans with five different borrowers represented approximately 31% of total assets as of December 31, 2012. At December 31, 2011, the unpaid principal balance related to 21 loans with five different borrowers represented approximately 26% of total assets. As of December 31, 2012 and 2011, the Company had 128 and 119 loans and investments, respectively.

        In addition, in 2012 and 2011, no single loan or investment represented 10% of the Company's total assets. In 2012, 2011 and 2010, the Company generated approximately 9%, 7% and 7%, respectively, of revenue from the Chetrit Group L.L.C.

        As a result of the loan review process, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $231.1 million and a weighted average loan-to-value ("LTV") ratio of 90%, compared to lower-risk loans with a carrying value, before loan loss reserves, of $1.2 billion and a weighted average LTV ratio of 78% at December 31, 2012.

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

December 31, 2012

Note 3—Loans and Investments (Continued)

rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class as of December 31, 2012 and 2011 is as follows:

	As of December 31, 2012
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multi-family	$776,640,021	51.7%	3.4	19%	79%
Office	415,162,338	27.6%	3.2	31%	81%
Land	140,745,980	9.4%	4.2	0%	86%
Hotel	100,113,791	6.7%	3.6	22%	78%
Commercial	23,794,517	1.6%	3.0	0%	50%
Retail	19,350,000	1.3%	2.9	0%	61%
Condo	25,250,000	1.7%	4.2	58%	90%

Total	$1,501,056,647	100.0%	3.4	21%	80%

	As of December 31, 2011
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multi-family	$673,570,720	44.8%	3.4	21%	82%
Office	497,422,786	33.1%	3.2	39%	83%
Land	136,110,014	9.1%	4.2	0%	96%
Hotel	135,839,357	9.0%	3.8	46%	87%
Commercial	23,751,567	1.6%	3.0	0%	95%
Retail	21,050,000	1.4%	2.9	0%	66%
Condo	14,650,000	1.0%	3.9	64%	87%

Total	$1,502,394,444	100.0%	3.4	27%	84%

Geographic Concentration Risk

        As of December 31, 2012, 34%, 11%, 10%, and 8% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York, California, Texas and Florida, respectively. As of December 31, 2011, 37%, 14%, and 7% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York, California and Florida, respectively.

Impaired Loans and Allowance for Loan Losses

        The Company performs an evaluation of the loan portfolio quarterly to assess the performance of its loans and whether a reserve for impairment should be recorded. The Company considers a loan

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.

        During the year ended December 31, 2012, the Company determined that the fair value of the underlying collateral securing eight impaired loans with an aggregate carrying value of $94.6 million was less than the net carrying value of the loans, resulting in a $23.8 million provision for loan losses. In addition, during the year ended December 31, 2012, the Company recorded $0.9 million of net recoveries of previously recorded loan loss reserves. These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations. The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $22.9 million for the year ended December 31, 2012. Of the $23.8 million of loan loss reserves recorded during the year ended December 31, 2012, $18.9 million was attributable to loans on which the Company had previously recorded reserves, while $4.9 million of reserves related to other loans in the Company's portfolio. The Company recorded a $44.8 million provision for loan losses during the year ended December 31, 2011 when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing 11 impaired loans with an aggregate carrying value of $109.5 million were less than the net carrying value of the loans. In addition, the Company recorded $6.3 million in net recoveries of previously recorded loan loss reserves. The effect of these recoveries resulted in a provision for loan losses, net of recoveries, of $38.5 million for the year ended December 31, 2011. The Company recorded a $100.9 million provision for loan losses during the year ended December 31, 2010 when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing 27 impaired loans with an aggregate carrying value of $455.4 million were less than the net carrying value of the loans. In addition, the Company recorded $18.1 million in net recoveries of previously recorded loan loss reserves, of which $2.9 million was related to two loans in which the underlying properties were sold and the Company provided financing to the new operators. The effect of these recoveries resulted in a provision for loan losses, net of recoveries, of $82.8 million for the year ended December 31, 2010. There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of December 31, 2012, 2011 and 2010.

        At December 31, 2012, the Company had a total of 20 loans with an aggregate carrying value, before loan loss reserves, of $240.2 million for which impairment reserves have been recorded. At December 31, 2011, the Company had a total of 24 loans with an aggregate carrying value, before loan loss reserves, of $285.0 million for which impairment reserves have been recorded. At December 31, 2010, the Company had a total of 30 loans with an aggregate carrying value, before loan loss reserves, of $530.6 million for which impairment reserves have been recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

        A summary of the changes in the allowance for loan losses is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Allowance at beginning of the period	$185,381,855	$205,470,302
Provision for loan losses	23,828,224	44,810,000
Charge-offs	(46,585,800)	(27,062,564)
Charge-offs on loans reclassified to real estate owned, net	—	(31,710,929)
Recoveries of reserves	(917,966)	(6,124,954)

Allowance at end of the period	$161,706,313	$185,381,855

        A summary of charge-offs and recoveries is as follows:

	For the Year Ended
	December 31, 2012	December 31, 2011
Charge-offs:
Multi-family	$(10,773,141)	$(38,308,816)
Office	(5,812,659)	(7,114,677)
Hotel	(30,000,000)	(13,350,000)

Total	$(46,585,800)	$(58,773,493)

Recoveries:
Multi-family	$(121,898)	$(2,243,197)
Office	(796,068)	(3,881,757)

Total	$(917,966)	$(6,124,954)

Net Charge-offs	$(45,667,834)	$(52,648,539)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	3.0%	3.4%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

        A summary of the Company's impaired loans by asset class is as follows:

	For the Year Ended December 31, 2012
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$59,468,463	$59,277,872	$53,587,461	$63,331,880	$794,633
Office	38,362,808	30,545,156	28,929,067	41,732,535	1,419,615
Land	139,036,505	136,716,617	65,518,270	136,185,941	—
Hotel	3,671,507	3,671,507	3,671,515	18,671,507	596,643
Condo	10,000,000	10,000,000	10,000,000	10,000,000	173,920

Total	$250,539,283	$240,211,152	$161,706,313	$269,921,863	$2,984,811

	For the Year Ended December 31, 2011
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$67,195,296	$67,149,845	$57,379,670	$128,883,743	$1,665,703
Office	45,102,262	39,972,420	26,560,000	68,153,802	2,698,846
Land	133,335,376	132,142,122	58,700,000	131,795,519	16,978
Hotel	33,671,507	33,771,507	33,671,515	76,171,507	979,647
Condo	10,000,000	10,000,000	9,070,670	10,000,000	310,142

Total	$289,304,441	$285,035,894	$185,381,855	$415,004,571	$5,671,316

(1)
Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)
Represents an average of the beginning and ending unpaid principal balance of each asset class.

        During the year ended December 31, 2012, the Company received principal payoffs of $1.6 million on a bridge loan and a preferred equity loan with a total carrying value of $5.5 million and recorded a charge-off to previously recorded reserves of $3.8 million as well as a cash recovery of $0.1 million. Also during the year ended December 31, 2012, the Company wrote off four preferred equity investments with a total carrying value of $7.0 million and two mezzanine loans with a total carrying value of $36.5 million and recorded charge-offs to previously recorded reserves totaling $42.8 million as well as a cash recovery of $0.7 million.

        During the year ended December 31, 2011, the Company received $9.4 million in principal payoffs on five loans with a total carrying value of $19.8 million, wrote down four loans with an aggregate carrying value of $61.2 million to $11.3 million, after principal paydowns of $40.3 million and sold a loan to a third party with a carrying value of $7.0 million, which had been fully reserved in a prior period, for $0.2 million. The Company also entered into a $32.0 million non-recourse junior loan participation for $28.8 million on a loan with an unpaid principal balance of $50.0 million and recorded a $2.9 million net non-cash recovery of a previously recorded reserve as well as a $3.2 million charge to interest expense as a result of the amortization of discount on the participation. In the second quarter of 2012, the Company sold the $50.0 million mezzanine loan at par to the same third party for the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

remaining $18.0 million, which relieved the Company's $32.0 million junior loan participation liability. See Note 7—"Debt Obligations—Notes Payable." The Company recorded charge-offs to reserves of $27.1 million related to these transactions. The Company also charged-off $31.7 million of loan loss reserves related to two loans with carrying values totaling approximately $77.2 million, net of reserves and assumed debt, on properties that were transferred to the Company by the owner, a creditor trust as well as purchased by the Company out of bankruptcy and recorded to real estate owned, net on the Company's Consolidated Balance Sheet in the first quarter of 2011. See Note 6—"Real Estate Owned and Held-For-Sale" for further details. Loss on sale and restructuring of loans of $5.7 million during the year ended December 31, 2011 represents $4.7 million from the sale of a $30.0 million portion of a $67.0 million loan to a third party for $25.3 million as well as $1.0 million from the execution of a forbearance agreement in the first quarter of 2011 on a loan modified in the second quarter of 2011.

        As of December 31, 2012, 9 loans with an aggregate carrying value of approximately $14.9 million, net of related loan loss reserves of $45.1 million, were classified as non-performing, of which one loan with a carrying value of $5.0 million did not have a loan loss reserve. Income from non-performing loans is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2011, 12 loans with an aggregate carrying value of approximately $15.3 million, net of related loan loss reserves of $42.6 million, were classified as non-performing, of which one loan with a carrying value of $1.4 million did not have a loan loss reserve. As of December 31, 2010, nine loans with a net carrying value of approximately $25.6 million, net of related loan loss reserves of $54.2 million, were classified as non-performing for which income recognition had been suspended and all nine loans had loan loss reserves. Additionally, the Company has five loans with an unpaid principal balance totaling approximately $111.2 million at December 31, 2012, which mature in July 2013, that are collateralized by a land development project. The loans do not contain a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%. During the fourth quarter of 2010, the Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful. The Company has recorded cumulative allowances for loan losses of $43.7 million related to these loans as of December 31, 2012. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

        A summary of the Company's non-performing loans by asset class as of December 31, 2012 and 2011 is as follows:

	As of December 31, 2012			As of December 31, 2011
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multi-family	$10,951,549	$—	$10,951,549	$14,328,862	$1,392,325	$12,936,537
Office	10,373,229	—	10,373,229	14,948,138	6,506,663	8,441,475
Land	24,999,972	—	24,999,972	24,999,972	—	24,999,972
Hotel	3,671,507	—	3,671,507	3,671,507	—	3,671,507
Condo	10,000,000	—	10,000,000	—	—	—

Total	$59,996,257	$—	$59,996,257	$57,948,479	$7,898,988	$50,049,491

        At December 31, 2012, the Company did not have any loans contractually past due 90 days or more that are still accruing interest. During the year ended December 31, 2012, the Company refinanced and/or modified two loans with a combined unpaid principal balance of $57.4 million which were considered by the Company to be troubled debt restructurings and six loans with a combined unpaid principal balance of $144.9 million which were not considered by the Company to be troubled debt restructurings. In addition, the Company had two loans with a combined unpaid principal balance of $37.8 million that were extended during the period which were considered troubled debt restructurings. During the year ended December 31, 2011, the Company refinanced and/or modified 12 loans totaling $228.6 million, of which five loans totaling $37.1 million were considered by the Company to be troubled debt restructurings. In addition, the Company had unfunded commitment of $0.1 million on a modified loan which was considered a troubled debt restructuring as of December 31, 2011. The Company had no unfunded commitments on the modified and extended loans which were considered troubled debt restructurings as of December 31, 2012.

        A summary of loan modifications and extensions by asset class that the Company considered to be troubled debt restructurings during the year ended December 31, 2012 and 2011 were as follows:

	For the Twelve Months Ended December 31, 2012
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest
Multi-family	1	$32,000,000	2.00%	$32,000,000	1.13%
Office	1	25,361,932	5.32%	25,332,451	4.00%
Land	1	2,818,270	—	2,818,270	—
Hotel	1	35,000,000	2.00%	35,000,000	2.00%

Total	4	$95,180,202	2.83%	$95,150,721	2.18%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3—Loans and Investments (Continued)

	For the Twelve Months Ended December 31, 2011
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest
Multi-family	5	$37,063,749	5.91%	$29,222,682	5.63%
Land	6	108,335,376	8.78%	108,335,376	8.78%

Total	11	$145,399,125	8.05%	$137,558,058	8.11%

        There were no loans which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of December 31, 2012 and 2011and no additional loans were considered to be impaired due to the Company's troubled debt restructuring analysis for the twelve months ended December 31, 2012 and 2011. These loans were modified to increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. Loan terms that have been modified have included, but are not limited to interest rate, maturity date and in certain cases, principal amount.

Note 4—Securities

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2012:

	Face Value	Amortized Cost	Cumulative Unrealized Gain	Carrying Value / Estimated Fair Value
Common equity securities	$—	$58,789	$293,947	$352,736
Collateralized debt obligation (CDO) bond	10,000,000	1,000,000	100,000	1,100,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$393,947	$3,552,736

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2011:

	Face Value	Amortized Cost	Cumulative Unrealized Gain	Carrying Value / Estimated Fair Value
Common equity securities	$—	$58,789	$117,579	$176,368
Collateralized debt obligation (CDO) bond	10,000,000	1,000,000	1,000,000	2,000,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$1,117,579	$4,276,368

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4—Securities (Continued)

        The following is a summary of the underlying credit rating of the Company's CDO bond and CMBS investments available-for-sale at December 31, 2012 and 2011:

	At December 31, 2012			At December 31, 2011
Rating(1)	#	Amortized Cost	Percent of Total	#	Amortized Cost	Percent of Total
CCC-	2	$3,100,000	100%	2	$3,100,000	100%

(1)
Based on the rating published by Standard & Poor's for each security.

        The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which it purchased in 2007 for $16.7 million, and which had a fair value of $0.4 million at December 31, 2012. As of December 31, 2012, a net unrealized gain of $0.3 million was recorded in accumulated other comprehensive loss related to these securities.

        The Company owns a CDO bond security, purchased at a discount in 2008 for $7.5 million, which bears interest at a spread of 30 basis points over LIBOR, has a stated maturity of 39.3 years, but has an estimated remaining life of 3.3 years based on the maturities of the underlying assets. As of the second quarter of 2010, the Company is no longer accreting income on this security which had $2.0 million of original discount and a fair value of $1.1 million at December 31, 2012. As of December 31, 2012, an unrealized gain of $0.1 million was recorded in accumulated other comprehensive loss related to this security.

        The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties. The Company had two fully reserved mezzanine loans with a total carrying value before loan loss reserves of $30.0 million related to this portfolio which were charged off in the fourth quarter of 2012. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 7.5 years, but has an estimated life of 1.5 years based on the extended maturity of the underlying asset and a fair value of $2.1 million at December 31, 2012.

        Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. Based on the Company's analysis in 2010, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4—Securities (Continued)

Company concluded that this CDO bond investment was other-than-temporarily impaired and recorded a $7.0 million impairment charge in 2010 to the Company's Consolidated Statement of Operations which was reclassified from an unrealized loss recorded in accumulated other comprehensive loss due to a reclassification of the security from held-to-maturity to available-for-sale in 2010. During 2009, an other-than-temporary impairment of $9.8 million was recognized upon the reclassification of two securities from held-to-maturity to available-for-sale. During 2010 and 2009, the Company also concluded that the common equity securities were other-than-temporarily impaired based on a market price decrease for more than twelve months and recorded a less than $0.1 million and $0.4 million impairment charge to the 2010 and 2009 Consolidated Statements of Operations, respectively. No impairment was recorded on the Company's available-for-sale securities for the years ended December 31, 2012 and 2011.

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

        For the years ended December 31, 2012 and 2011, no discount was accreted from the CDO bond investment. For the year ended December 31, 2011, the Company amortized less than $0.1 million of premium into interest income from its CMBS investment and the premium was fully amortized as of December 31, 2011. For the year ended December 31, 2010, the Company accreted approximately $0.8 million of discount into interest income from its CDO bond investments, representing accretion on approximately $7.5 million of total original discount, and approximately $0.1 million of discounts into interest income from its CMBS investments.

        The following is a summary of the Company's securities classified as held-to-maturity at December 31, 2012:

	Face Value	Amortized Cost	Carrying Value	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	$44,431,768	$42,986,980	$42,986,980	$169,450	$(3,306)	$43,153,124

Total securities held-to- maturity	$44,431,768	$42,986,980	$42,986,980	$169,450	$(3,306)	$43,153,124

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4—Securities (Continued)

        The following is a summary of the Company's securities classified as held-to-maturity at December 31, 2011:

	Face Value	Amortized Cost	Carrying Value	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	$29,192,262	$29,199,506	$29,199,506	$57,704	$(419)	$29,256,791
Commercial mortgage-backed security (CMBS)	734,969	742,602	742,602	—	(5,179)	737,423

Total securities held-to- maturity	$29,927,231	$29,942,108	$29,942,108	$57,704	$(5,598)	$29,994,214

        The following is a summary of the underlying credit ratings of the Company's RMBS and CMBS investments held-to-maturity at December 31, 2012 and 2011:

	At December 31, 2012			At December 31, 2011
Rating(1)	#	Amortized Cost	Percent of Total	#	Amortized Cost	Percent of Total
AAA	2	$407,514	1%	2	$817,810	3%
AA	1	167,196	1%	—	—	—
BB	3	8,742,011	20%	—	—	—
BB-	—	—	—	2	1,462,483	5%
D	1	9,496,933	22%	—	—	—
NR	9	24,173,326	56%	4	27,661,815	92%

	16	$42,986,980	100%	8	$29,942,108	100%

(1)
Based on the rating published by Standard & Poor's for each security. NR stands for "not rated".

        In 2012, the Company purchased eight RMBS investments, at par, for a total of $31.8 million, eight RMBS investments, at a combined premium of $0.2 million, for a total of $22.9 million, and two RMBS investments, at a combined discount of $1.5 million, for $14.4 million, and received total principal paydowns of $55.2 million on the portfolio. In 2011, the Company purchased four RMBS investments, at par, for a total of $33.0 million and three RMBS investments, at a combined premium of less than $0.1 million, for a total of $2.7 million, and received total principal paydowns of $6.5 million on the portfolio. The total carrying value of the RMBS investments was $43.0 million and $29.2 million at December 31, 2012 and 2011, respectively. The RMBS investments are collateralized by portfolios of residential properties, bear interest at a weighted average fixed rate of 5.75%, have a weighted average stated maturity of 29.7 years, but have weighted average estimated lives of 4.0 years based on the estimated maturity of the RMBS investments, and had a total fair value of $43.2 million at December 31, 2012. Approximately $12.0 million is estimated to mature within one year, $18.0 million is estimated to mature after one year through five years, $3.5 million is estimated to mature

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4—Securities (Continued)

after five years through ten years, and $9.5 million is estimated to mature after ten years. The RMBS investments were financed with two repurchase agreements with financial institutions which generally finance between 60% to 90% of the value of each individual investment. During the year ended December 31, 2012, the Company financed $55.5 million of the RMBS investments and paid down the total debt by $45.9 million due to the principal paydowns received on the RMBS investments. During the year ended December 31, 2011, the Company financed $30.0 million of the RMBS investments and paid down the total debt by $3.9 million due to the principal paydowns received on the RMBS investments. The total repurchase agreement debt balance was $35.8 million and $26.1 million at December 31, 2012 and 2011, respectively. See Note 7—"Debt Obligations" for further details.

        The Company purchased a CMBS investment, at par, in the fourth quarter of 2011 for $0.7 million, which was collateralized by a portfolio of commercial properties. The CMBS investment bore interest at a fixed rate of 2.95% and paid off in December 2012.

        Securities held-to-maturity are carried at cost, net of unamortized premiums and discounts. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its cost basis, which may be at maturity. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. No impairment was recorded on the Company's securities held-to-maturity for the years ended December 31, 2012 and 2011.

        For the years ended December 31, 2012 and 2011, approximately $0.1 million of premium was amortized and approximately $0.1 million of discount was accreted from the Company's held-to-maturity investments.

        The weighted average yield on the Company's CDO bond, CMBS and RMBS investments available-for-sale and held-to-maturity based on their face values was 4.51% and 2.47%, including the amortization of premium and the accretion of discount, for the years ended December 31, 2012 and 2011, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5—Investment in Equity Affiliates

        The following is a summary of the Company's investment in equity affiliates at December 31, 2012 and 2011:

	Investment in Equity Affiliates at		Unpaid Principal Balance to Equity Affiliates at
Equity Affiliates	December 31, 2012	December 31, 2011	December 31, 2012
930 Flushing & 80 Evergreen	$342,197	$229,476	$23,794,517
450 West 33rd Street	—	—	—
St. John's Development	—	—	25,000,000
Lightstone Value Plus REIT L.P	55,988,409	55,988,409	—
JT Prime	851,000	851,000	—
West Shore Café	1,821,536	2,053,079	5,500,000
Ritz-Carlton Club	—	750,000	—
Lexford Portfolio	100	100	78,190,000
Issuers of Junior Subordinated Notes	578,000	578,000	—

Total	$59,581,242	$60,450,064	$132,484,517

        The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method of accounting and the remaining investments under the equity method.

930 Flushing & 80 Evergreen

        In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture that owns and operates two commercial properties. The Company purchased this investment from ACM in August 2003. In 2007, the Company had contributed an additional $1.2 million to this joint venture. The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture. The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively. The bridge loan was extended for two one-year periods and during the second quarter of 2008, the Company was repaid in full. In addition, in August 2005, the joint venture refinanced one of these properties with a $25.0 million amortizing bridge loan provided by the Company. The loan originally was to mature in April 2016 and had a fixed rate of 6.45%. However, the loan was modified in the third quarter of 2012 and now matures in August 2017, has a variable rate of LIBOR plus 3.23%, and has an outstanding principal balance of $23.3 million at December 31, 2012. Proceeds from this loan were used to pay off senior debt as well as the Company's $3.5 million mezzanine loan. Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million, which was recorded as a return of capital in 2005. In the third quarter of 2012, the Company also originated a mezzanine loan to the joint venture for $0.5 million which matures in August 2017, has a variable rate of LIBOR plus 4.23% with a LIBOR floor of 0.24%, and has an outstanding principal balance of $0.5 million at December 31, 2012. During 2008, the Company received a $0.2 million return of capital from contribution made in 2007. In addition, during 2010, the Company contributed an additional $0.1 million of capital. In the fourth quarter of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

2011, the Company recorded $0.3 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company's 2011 Consolidated Statement of Operations, reducing the balance of the investment to $0.2 million at December 31, 2011. In the second quarter of 2012, the Company contributed an additional $0.2 million of capital and during the year ended December 31, 2012, the Company recorded approximately $0.1 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company's 2012 Consolidated Statement of Operations. The balance of the investment was $0.3 million at December 31, 2012.

450 West 33rd Street

        In May 2007, the Company, as part of an investor group for the 450 West 33rd Street partnership, transferred control of the underlying property (an office building) to Broadway Partners for a value of approximately $664.0 million. The investor group, on a pro-rata basis, retained an approximate 2% ownership interest in the property and 50% of the property's air rights which resulted in the Company retaining an investment in equity affiliates of approximately $1.1 million related to its 29% interest in the 2% retained ownership. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was allocated to the members in accordance with their ownership percentages. The guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of guaranteed debt. The Company's portion of the guarantee is $76.3 million. The transaction was structured to provide for a tax deferral for an estimated period of seven years. The Company recorded deferred revenue of approximately $77.1 million as a result of the guarantee on a portion of the new debt, and $19.0 million as prepaid management fees related to the incentive compensation management fee on the deferred revenue recognized on the transfer of control of the 450 West 33rd Street property. See Note 17—"Management Agreement" for further details. Additionally, current accounting guidance requires these investments to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the fourth quarter of 2010, the Company recorded an other-than-temporary impairment of $1.1 million for the remaining amount of this investment in loss from equity affiliates in the Company's Consolidated Statements of Operations, reducing the balance of the investment to $0 as of December 31, 2010. In July 2007, the Company purchased a $50.0 million mezzanine loan secured by this property which had a maturity of July 2012 and bore interest at LIBOR plus 4.35%. In April 2011, the Company entered into a non-recourse junior loan participation in the amount of $32.0 million on the $50.0 million mezzanine loan. The loan was participated out to a subordinate lender at a discount and the Company received $28.8 million of proceeds. The Company also had the right to sell its $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan was not repaid by July 9, 2012. In May 2012, the Company sold the $50.0 million mezzanine loan to the same third party which relieved the Company's $32.0 million junior loan participation liability. See Note 7—"Debt Obligations" for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

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

        The managing member of the investor group is an experienced real estate developer who retains a 50% controlling interest in the partnership and funded a $2.9 million interest reserve for the first year. The Company was required to contribute $2.9 million to fund the interest reserve for the second year and made an additional capital contribution of $0.1 million during 2008. Interest received on the $25.0 million loan was recorded as a return of capital and reduction of the Company's equity investment and the loan has a $19.0 million allowance for loan loss reserve as of December 31, 2012. During the year ended December 31, 2009, the Company received $1.6 million of such interest, reducing the Company's investment to $1.9 million. Current accounting guidance requires the Company's investments in equity affiliates to be evaluated periodically to determine whether a decline in their value is other-than-temporary, though it is not intended to indicate a permanent decline in value. In the third quarter of 2009, the Company recorded an other-than-temporary impairment of $1.9 million for the remaining amount of the investment which was recorded in loss from equity affiliates in the Company's 2009 Consolidated Statement of Operations. In the fourth quarter of 2009, the Company was able to recover $0.6 million of the loss reducing the balance to $0.1 million at December 31, 2009. In the first quarter of 2010, the Company contributed $0.4 million to this investment and recovered $0.5 million reducing the balance of the investment to $0 at December 31, 2012. The Company is not required to make additional capital contributions or fund the losses of the entity and accounts for this investment under the equity method.

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

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

        In March 2009, the Company exchanged its 16.67% interest in POM for approximately $37.3 million of preferred and common operating partnership units in Lightstone Value Plus REIT L.P. and the $33.4 million loan is now secured by these preferred and common operating partnership units. The Company accounts for its Lightstone Value Plus REIT L.P. investment under the cost method. In June 2013, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4.00%. The Company retained its 7.5% equity interest in POM. During each of the years ended December 31, 2012, 2011 and 2010, the Company recorded $2.7 million, respectively, of dividends from the preferred and common operating partnership units which were reflected in interest income in the Company's Consolidated Statement of Operations.

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

        The Company recorded a less than $0.1 million noncontrolling interest in consolidated entity on its Consolidated Balance Sheet at December 31, 2008. Due to the POM transaction in March 2009, the Company recorded an additional $18.7 million of net income attributable to the noncontrolling interest holder and a distribution to the noncontrolling interest of $16.6 million, resulting in a balance of noncontrolling interest in consolidated entity of $1.9 million on its Consolidated Balance Sheet at December 31, 2009. Noncontrolling interest in consolidated entity was $1.9 million on the Company's Consolidated Balance Sheet at December 31, 2012 and 2011.

        In August 2009, the Company exchanged its remaining 7.5% equity interest in POM for preferred and common operating partnership units of Lightstone Value Plus REIT L.P. JT Prime received preferred and common operating units valued at approximately $17.0 million, as well as additional cash consideration of approximately $4.4 million. As there was no remaining basis in the interest in POM held by the unconsolidated joint venture, the unconsolidated joint venture recorded a gain of $21.4 million equal to the value of the operating partnership units and cash received. In connection with this transaction, JT Prime borrowed approximately $15.3 million from Lightstone Value Plus Real Estate Investment Trust, Inc., which is secured by the preferred and common operating partnership units and has an eight-year term. In August 2014, the preferred units may be redeemed by Lightstone Value Plus REIT L.P. for cash and the loan would become due upon such redemption. The preferred operating partnership units yield 4.63% and the loan bears interest at a rate of 4.00%. The unconsolidated joint venture recorded a nominal amount of dividends from the preferred and common operating partnership units and interest expense related to the note. The Company accounts for its investment in JT Prime under the equity method. As a result of this transaction, the Company recorded income from equity affiliates of $10.7 million, representing the Company's share of the net income recorded by the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

unconsolidated joint venture, in its 2009 Consolidated Financial Statements. The Company received distributions totaling $9.9 million, representing its share of the proceeds from the note and additional consideration received from Lightstone by the unconsolidated joint venture. As of December 31, 2012, the carrying value of the Company's investment in JT Prime was $0.9 million. The Company has no continuing involvement with POM after the exchange.

West Shore Café

        In August 2010, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California. The Company also provided a $5.5 million first mortgage loan, $5.5 million of which was funded as of December 31, 2012, that matures in August 2013 and bears interest at a yield of 10.5%. In 2011 and 2012, the Company received distributions totaling approximately $0.2 million related to the preferred return, which were recorded as a return of investment. During the year ended December 31, 2012, the Company recorded $0.1 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company's 2012 Consolidated Statement of Operations, reducing the balance of the investment to $1.8 million at December 31, 2012.

Ritz-Carlton Club

        In October 2011, the Company invested approximately $0.8 million in exchange for a 19.41% non-controlling interest with a 10.00% return subject to certain conditions in the Ritz-Carlton Club, a condominium project in Lake Tahoe, California. In the second and third quarters of 2012, the Company contributed an additional $0.1 million of capital. During the year ended December 31, 2012, the Company recorded $0.8 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company's 2012 Consolidated Statement of Operations, reducing the balance of the investment to $0 at December 31, 2012.

Lexford Portfolio

        In December 2011, the Company completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which the Company holds a $10.5 million interest, and Mr. Fred Weber, the Company's Executive Vice President of Structured Finance, holds a $0.5 million interest, as of December 31, 2012. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020. The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity. During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero. The Company records this investment under the equity method of accounting. In addition, under

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, the Company's chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest. Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.

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

        In March 2009, the Company purchased from its manager, ACM, approximately $9.4 million of junior subordinated notes originally issued by a wholly-owned subsidiary of the Company's operating partnership for $1.3 million. In addition, in May 2009, the Company exchanged $247.1 million of its outstanding trust preferred securities, consisting of $239.7 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company, which were recorded in investment in equity affiliates, in exchange for $268.4 million of newly issued unsecured junior subordinated notes. As a result of these transactions, the Company retired its $7.7 million of common equity and corresponding trust preferred securities reducing its investment in these entities to $0.6 million during the second quarter of 2009. In July 2009, the Company restructured its remaining $18.7 million of trust preferred securities that were not previously exchanged, however, the transaction did not retire the remaining common equity of $0.6 million, which remains as of December 31, 2012. See Note 7—"Debt Obligations" for further information relating to these transactions.

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

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

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

Summarized Financial Information

        The condensed combined balance sheets for the Company's unconsolidated investments in equity affiliates accounted for under the equity method at December 31, 2012 and 2011 are as follows (amounts in thousands):

	December 31,
Condensed Combined Balance Sheets	2012	2011
Assets:
Cash and cash equivalents	$4,727	$1,832
Real estate assets	699,474	706,130
Other assets	22,473	39,807

Total assets	$726,674	$747,769

Liabilities:
Notes payable	$737,350	$734,140
Other liabilities	23,796	25,437

Total liabilities	761,146	759,577

Shareholders' equity Arbor(1)	3,015	3,884
Shareholders' (deficit) equity	(37,487)	(15,692)

Total shareholders' (deficit) equity	(34,472)	(11,808)

Total liabilities and deficit	$726,674	$747,769

(1)
Combined with $56.0 million of cost method investments and $0.6 million of equity relating to the issuance of junior subordinated notes, equals $59.6 million and $60.5 million of investment in equity affiliates, at December 31, 2012 and 2011, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5—Investment in Equity Affiliates (Continued)

        The condensed combined statements of operations for the Company's unconsolidated investments in equity affiliates accounted for under the equity method for the years ended December 31, 2012, 2011 and 2010, are as follows (amounts in thousands):

	For the Year Ended
Statements of Operations:	2012		2011		2010
Revenue:
Rental income	$80,472		$10,626		$3,843
Interest income	813		814		817
Operating income	8,619		13,299		17,249
Reimbursement income	5,427		461		47
Other income	6,436		3,268		—

Total revenues	101,767		28,468		21,956

Expenses:
Operating expenses	60,257		16,749		15,335
Interest expense	36,315		6,944		4,118
Depreciation and amortization	22,283		2,725		3,697
Other expenses	27		619		418

Total expenses	118,882		27,037		23,568

Net (loss) income	$(17,115)		$1,431		$(1,612)

Arbor's Share of net (loss) income.	$(698	)(1)	$(218	)(2)	$(123	)(3)

(1)
The increase in revenues, expenses and net loss was due to the Lexford investment discussed above.

(2)
Combined with a $3.9 million gain on the sale of an equity method investment, equals $3.7 million of income from equity affiliates for the year ended December 31, 2011.

(3)
Combined with a $1.1 million impairment of a cost method investment, equals $1.3 million of loss from equity affiliates for the year ended December 31, 2010.

Note 6—Real Estate Owned and Held-For-Sale

Real Estate Owned

        The Company had a $29.8 million loan secured by a portfolio of multifamily assets in various locations of the United States that had a maturity date of June 2010 and a weighted average interest rate of approximately 4.26%. In prior years, the Company established an $18.4 million provision for loan loss related to this portfolio reducing its carrying value to $11.4 million as of December 31, 2010. In March 2011, the Company purchased the portfolio of multifamily assets (the "Multifamily Portfolio") securing this loan out of bankruptcy and assumed a $55.4 million first mortgage loan secured by the portfolio of assets. As of the date of this transaction, as well as at December 31, 2010, the loan was past due and non-performing. The Company recorded this transaction as real estate

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6—Real Estate Owned and Held-For-Sale (Continued)

owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $65.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer. For the first quarter of 2011, the Company did not record any property operating income or expenses from this portfolio because ownership did not pass to the Company until the end of the quarter and the Company believed that any operating activity that occurred were immaterial to the Company's interim Consolidated Financial Statements. In the second quarter of 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage. No gain or loss was recorded on the transaction as the asset was sold for its historical cost basis. For the years ended December 31, 2012 and 2011, the Company recorded property operating income of $11.0 million and $7.2 million, respectively, property operating expense of $9.9 million and $7.1 million, respectively, which includes $0.8 million and $1.1 million, respectively, of interest expense, and depreciation of $2.6 million and $2.4 million, respectively. At December 31, 2012, this investment's balance sheet was comprised of land of $15.7 million, building and intangible asset of approximately $46.5 million, which is net of $6.2 million of accumulated depreciation and amortization, cash of $0.3 million, restricted cash of $0.5 million due to a first mortgage escrow requirement, other assets of $0.4 million, other liabilities of $1.2 million and a mortgage note payable of $53.8 million. The Company finalized the purchase price allocation in the first quarter of 2012.

        The Company's seven multifamily properties classified as real estate owned had weighted average occupancy rates of approximately 85% as of December 31, 2012, and had weighted average occupancy rates of approximately 79% as of December 31, 2011.

        The Company had an $85.0 million loan secured by a portfolio of six hotel assets in Florida that had a maturity date of July 2014 and a weighted average interest rate of approximately 3.75%. During 2010, the Company established a $13.4 million provision for loan loss related to this portfolio reducing its carrying value to $71.6 million as of December 31, 2010. In February 2011, the portfolio of hotel assets (the "Hotel Portfolio") securing this loan were transferred to the Company by the owner, a creditor trust. As of the date of this transaction, as well as at December 31, 2010, the loan was contractually current. The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $67.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer. In the fourth quarter of 2012, one of the properties in the Hotel Portfolio was sold to a third party for $2.4 million and the Company recorded a gain on sale of $0.5 million. For the years ended December 31, 2012 and 2011, the Company recorded property operating income of $19.1 million and $16.1 million, respectively, property operating expense of $18.1 million and $14.3 million, respectively, depreciation of $3.1 million and $2.7 million, respectively, and loss from discontinued operations of $0.1 million and income from discontinued operations of less than $0.1 million, respectively. The operating results of the Hotel Portfolio are seasonal with the majority of revenues earned in the first two quarters of the calendar year. At December 31, 2012, this investment's balance sheet was comprised of land of $10.9 million, building of approximately $51.1 million, which is net of $5.9 million of accumulated depreciation, cash of $0.4 million, restricted cash of $0.5 million, other assets of $1.6 million, receivable from related party of $0.1 million and other liabilities of $2.2 million. The Company finalized the purchase price allocation within in the first quarter of 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6—Real Estate Owned and Held-For-Sale (Continued)

        The Company's five hotel properties classified as real estate owned had weighted average occupancy rates of approximately 48% for the year ended December 31, 2012, and the six hotel properties classified as real estate owned had weighted average occupancy rates of approximately 46% for the year ended December 31, 2011.

Real Estate Held-For-Sale

        The Company had a $5.6 million junior participating interest in a first mortgage loan secured by an apartment building in Tucson, Arizona that had a maturity date of July 2012 and bore interest at a fixed rate of 10%. During 2009, the Company established a $5.6 million provision for loan loss related to this property equal to the carrying value of the loan and in the second quarter of 2010, the Company purchased the property securing this loan by deed-in-lieu of foreclosure and assumed the $20.8 million interest in a first mortgage loan. The Company recorded this transaction as real estate owned in its Consolidated Financial Statements at a fair value of $20.8 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer. During the fourth quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $19.4 million and reclassified property operating income and expenses and impairment loss for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements. In addition, discontinued operations have not been segregated in the Company's Consolidated Statements of Cash Flows. The Company sold the property in March 2012 and recorded a gain on sale of real estate held-for-sale of $3.5 million in its Consolidated Statement of Operations and the $20.8 million first mortgage loan was paid off. For the year ended December 31, 2012, income from discontinued operations consisted of property operating income of $0.6 million and property operating expense of $0.5 million, which includes $0.3 million of interest expense. For the years ended December 31, 2011 and 2010, loss from discontinued operations consisted of property operating income of $2.5 million and $1.7 million, respectively, property operating expense of $2.4 million and $2.0 million, respectively, which included $1.3 million and $1.0 million, respectively, of interest expense, and depreciation of $0.7 million and $0.6 million, respectively.

        The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%. In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company. As a result, during the second quarter of 2009 the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at a fair value of $2.9 million. The carrying value represented the fair value of the underlying collateral at the time of the transfer. During the second quarter of 2011, through site visits and discussion with market participants, the Company determined that the asset exhibited indicators of impairment and performed an impairment analysis. As a result of the impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $0.8 million in the Consolidated Statement of Operations. During the third quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $1.9 million and reclassified property operating income and expenses and impairment loss for current and prior periods

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6—Real Estate Owned and Held-For-Sale (Continued)

to discontinued operations in the Company's Consolidated Financial Statements. In addition, discontinued operations have not been segregated in the Company's Consolidated Statements of Cash Flows. In the fourth quarter of 2011, the Company recorded an additional impairment loss of $0.7 million in the Consolidated Statement of Operations, reducing the carrying value of the investment to $1.2 million. The Company sold the property in March 2012 and recorded a gain on sale of real estate held-for-sale of less than $0.1 million in its Consolidated Statement of Operations. For the year ended December 31, 2012, income from discontinued operations consisted of net property operating income of $0.2 million. For the years ended December 31, 2011 and 2010, loss from discontinued operations consisted of property operating income of $0.3 million and $0.8 million, respectively, property operating expense of $1.0 million and $1.5 million, respectively, and depreciation of less than $0.1 million, respectively.

        The Company had a $9.9 million bridge loan secured by a motel located in Long Beach, California that matured in 2008 and bore interest at a variable rate of LIBOR plus 4.00%. During 2008 and 2009, the Company recorded a $4.3 million provision for loan loss related to this property reducing the carrying amount to $5.6 million. In August 2009, the Company was the winning bidder at a foreclosure sale of the property securing this loan which was recorded as real estate owned. The carrying value represented the then fair value of the underlying collateral at the time of the sale. During the third quarter of 2010, the Company agreed to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance. As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $5.5 million and reclassified property operating income and expenses for current and prior periods to discontinued operations in the Company's Consolidated Financial Statements. In addition, discontinued operations have not been segregated in the Company's Consolidated Statements of Cash Flows. For the year ended December 31, 2010, loss from discontinued operations consisted of property operating income of $0.5 million, property operating expense of $0.8 million and depreciation of less than $0.1 million. The Company sold the property to the third party receiving net proceeds of approximately $6.8 million and recording a gain of $1.3 million to income from discontinued operations in its Consolidated Statement of Operations in October 2010.

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

December 31, 2012

Note 6—Real Estate Owned and Held-For-Sale (Continued)

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

Note 7—Debt Obligations

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

Repurchase Agreements and Credit Facilities

        The following table outlines borrowings under the Company's repurchase agreements and credit facilities as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Repurchase agreement, financial institution, rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 1.75% and 1.69%, respectively	$35,072,000	$43,604,281	$26,105,000	$29,192,267
Repurchase agreement, financial institution, rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 1.73%	689,619	827,488	—	—
Warehousing credit facility, financial institution, $50.0 million committed line, expiration July 2013, interest is variable based on one-month LIBOR, the weighted average note rate was 3.00% and 3.09%, respectively	50,000,000	70,075,000	50,000,000	70,192,000
Warehousing credit facility, financial institution, $17.3 million committed line, expiration December 2013, interest is variable based on LIBOR or Prime, the weighted average note rate was 3.00%	17,300,000	30,000,000	—	—
Warehousing credit facility, financial institution, $12.6 million committed line, expiration December 2013, interest is variable based on LIBOR or Prime, the weighted average note rate was 3.00%	12,600,000	18,000,000	—	—
Revolving credit facility, financial institution, $15.0 million committed line, expiration May 2013, interest is fixed at 8.00% with a 1.00% non-use fee, the weighted average note rate was 8.11%	15,000,000	—	—	—

Total repurchase agreements and credit facilities	$130,661,619	$162,506,769	$76,105,000	$99,384,267

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

        At December 31, 2012 and 2011, the weighted average note rate for the Company's repurchase agreements and credit facilities was 3.25% and 2.61%, respectively. There were no interest rate swaps on these facilities at December 31, 2012 and 2011. Including certain fees and costs, the weighted average note rate was 3.82% and 3.10% at December 31, 2012 and 2011, respectively.

        During the year ended December 31, 2012, the Company financed the purchase of 17 RMBS investments with a repurchase agreement with a financial institution for a total of $54.7 million and paid down the total debt by $45.7 million due to principal paydowns received on the RMBS investments. During the year ended December 31, 2011, the Company financed the purchase of seven RMBS investments with this repurchase agreement for a total of $30.0 million and paid down the total debt by $3.9 million due to principal paydowns received on the RMBS investments. See Note 4—"Securities" for further details. The total debt balance was $35.1 million and $26.1 million at December 31, 2012 and 2011, respectively. The facility generally finances between 60% and 90% of the value of each investment, has a rolling monthly term, and bears interest at a rate of 125 to 200 basis points over LIBOR. The facility also includes a minimum net worth covenant of $100.0 million.

        In the second quarter of 2012, the Company financed the purchase of an RMBS investment with another repurchase agreement with a financial institution for $0.8 million and paid down the debt by $0.1 million due to principal paydowns received on the RMBS investment in the fourth quarter of 2012. The debt balance was $0.7 million at December 31, 2012. See Note 4—"Securities" for further details. The facility finances 80% of the value of the investment, has a rolling monthly term, and bears interest at a rate of 185 basis points over LIBOR.

        In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 275 basis points over LIBOR, required a 1% commitment fee upon closing, matures in July 2013 with a one year extension option that requires two 5% paydowns and has warehousing and non-use fees. The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. The facility also has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates. At December 31, 2012, the outstanding balance of this facility was $50.0 million. In January 2013, the Company amended the facility, increasing the committed amount to $75.0 million and the facility was paid down to $0 as part of the issuance of a second CLO.

        In December 2012, the Company entered into a $17.3 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bears interest at a rate of 275 basis points over LIBOR or Prime at the Company's election, required a 1% commitment fee upon closing and matures in December 2017. The facility also has a maximum advance rate of 58%, which can be increased to 65% under certain specified conditions, and contains several restrictions including full repayment of an advance if the loan becomes 60 days past due, is in default or is written down by the Company. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2012, the outstanding balance of this facility was $17.3 million. In January 2013, the facility was repaid in full as part of the issuance of a second CLO.

        In June 2012, the Company entered into a $12.6 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bears interest at a rate of 275 basis points over LIBOR or Prime at the Company's election, required a 1% commitment fee upon closing, matures in December 2013 and has a non-use fee. The facility also has a maximum advance rate of 70%, which can be increased to 75% under certain specified conditions, and contains several restrictions including full repayment of an advance if the loan becomes 60 days past due, is in default or is written down by the Company. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2012, the outstanding balance of this facility was $12.6 million. In January 2013, the facility was repaid in full as part of the issuance of a second CLO.

        In May 2012, the Company entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by the Company's CDO entities that have been repurchased by the Company. This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line. The facility also includes a debt service coverage ratio requirement for the posting of collateral. At December 31, 2012, the outstanding balance of this facility was $15.0 million. In January 2013, the Company amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment. The amendment also includes a one year extension option upon maturity in May 2013 and requires a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8.5% on any drawn portion of the line.

        In February 2013, the Company entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, matures in February 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months with a one year extension option from the initial advance on an asset, subject to certain conditions. The facility also has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.

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

December 31, 2012

Note 7—Debt Obligations (Continued)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

Collateralized Debt Obligations

        The following table outlines borrowings and the corresponding collateral under the Company's collateralized debt obligations as of December 31, 2012:

			Collateral
	Debt		Loans		Securities			Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.28%	$133,994,136	$139,856,472	$299,881,599	$238,852,726	$—	$—	$—	$1,036,155	$207,772,049
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.24%	231,186,301	237,209,429	395,266,909	345,919,525	10,000,000	1,100,000	1,100,000	470,952	188,271,174
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.68%	426,458,233	435,386,944	515,403,735	485,235,214	—	—	—	24,819,361	244,697,945

Total CDOs	$791,638,670	$812,452,845	$1,210,552,243	$1,070,007,465	$10,000,000	$1,100,000	$1,100,000	$26,326,468	$640,741,168

        The following table outlines borrowings and the corresponding collateral under the Company's collateralized debt obligations as of December 31, 2011:

			Collateral
	Debt		Loans		Securities			Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value(2)	Restricted Cash(3)	Collateral At-Risk(4)
CDO I—Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 4.49%	$160,435,201	$166,513,982	$329,771,834	$267,636,713	$734,969	$742,602	$737,423	$22,136	$152,303,041
CDO II—Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.83%	285,827,267	292,073,302	443,418,527	380,782,546	10,000,000	2,000,000	2,000,000	17,136,397	131,932,659
CDO III—Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 1.24%	534,791,657	544,028,109	579,343,579	531,123,295	—	—	—	24,795,495	171,427,137

Total CDOs	$981,054,125	$1,002,615,393	$1,352,533,940	$1,179,542,554	$10,734,969	$2,742,602	$2,737,423	$41,954,028	$455,662,837

(1)
Amounts include loans to real estate assets consolidated by the Company that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

(2)
The security with a fair value of $1,100,000 was rated CCC- at December 31, 2012 and 2011 by Standard & Poor's. The security with a fair value of $737,423 at December 31, 2011 was rated AAA at December 31, 2011 by Standard & Poor's.

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

        At December 31, 2012 and 2011, the aggregate weighted average note rate for the Company's collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 1.87% and 2.23%, respectively. Excluding the effect of swaps, the weighted average note rate at December 31, 2012 and 2011 was 0.86% and 1.14%, respectively. Including certain fees and costs, the weighted average note rate was 2.77% and 3.25% at December 31, 2012 and 2011, respectively.

        On January 19, 2005, the Company completed its first collateralized debt obligation vehicle, issuing to third party investors four tranches of investment grade collateralized debt obligations ("CDO I") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. ("the Issuer"). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. CDO I was replenished with substitute collateral for loans that were repaid during the first four years of CDO I, up until April 2009. Thereafter, the outstanding debt balance is reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is amortized on a level yield basis over the average estimated life of CDO I. As of April 15, 2009, CDO I has reached the end of its replenishment period and will no longer make $2.0 million amortization payments to investors that were made quarterly prior to the replenishment date. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $26.4 million and $52.8 million were distributed in 2012 and 2011, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding note balance for CDO I was $139.9 million and $166.5 million at December 31, 2012 and 2011, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO II. As of April 15, 2011, CDO II has reached the end of its replenishment period and will no longer make $1.2 million amortization payments to investors that were made quarterly prior to the replenishment date. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $46.0 million and $1.4 million were distributed and recorded as a reduction of the CDO II liability during both 2012 and 2011, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The outstanding note balance for CDO II was $237.2 million and $292.1 million at December 31, 2012 and 2011, respectively.

        On December 14, 2006, the Company completed its third collateralized debt obligation vehicle, issuing to third party investors ten tranches of investment grade collateralized debt obligations ("CDO III") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. ("the Issuer III"). At inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The ten investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. CDO III was replenished with substitute collateral for loans that were repaid during the first five years up to January 2012. Thereafter, the outstanding debt balance will be reduced as loans are repaid. As of January 15, 2012, CDO III has reached the end of its replenishment period. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $50.7 million were distributed in 2012. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO III. The outstanding note balance for CDO III was $350.8 million and $544.0 million at December 31, 2012 and 2011, respectively. CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding revolving note facility for CDO III was $84.6 million and $100.0 million at December 31, 2012 and 2011, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

        During the year ended December 31, 2012, the Company purchased, at a discount, $66.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by its CDO II and CDO III issuing entities for a price of $35.8 million from third party investors and recorded a net gain on extinguishment of debt of $30.5 million in its 2012 Consolidated Statement of Operations.

        During the year ended December 31, 2011, the Company purchased, at a discount, $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by its three CDO issuing entities for a price of $10.4 million from third party investors and recorded a net gain on extinguishment of debt of $10.9 million from these transactions in its 2011 Consolidated Statement of Operations.

        During the year ended December 31, 2010, the Company purchased, at a discount, $67.7 million of investment grade rated Class A2, B, C, D, E, F and G notes originally issued by its three CDO issuing entities for a price of $22.8 million from third party investors, except for a $15.0 million Class B note which was purchased from the Company's manager, ACM, for a price of approximately $6.2 million. In 2010, ACM purchased this note from a third party investor for approximately $6.2 million. The Company recorded a net gain on extinguishment of debt of $44.8 million from these transactions in its 2010 Consolidated Statement of Operations.

        In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company's CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $20.8 million remains at December 31, 2012. See "Junior Subordinated Notes" below for further details.

        The following table sets forth the face amount and gain on extinguishment of the Company's CDO bonds repurchased in the following periods by bond class:

	For the Year Ended December 31,
	2012		2011		2010
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain
A2	$—	$—	$—	$—	$7,375,000	$4,683,125
B	13,000,000	4,615,000	5,654,540	2,086,799	35,500,000	20,182,344
C	3,329,509	1,200,182	7,005,291	3,502,815	12,350,132	9,823,405
D	13,350,000	5,819,066	2,433,912	1,428,950	822,216	680,384
E	13,765,276	6,445,033	2,291,855	1,403,761	1,636,457	1,374,624
F	9,708,556	5,048,417	3,918,343	2,455,892	5,936,662	4,828,921
G	8,672,039	4,777,138	—	—	4,030,552	3,254,671
H	4,403,771	2,554,187	—	—	—	—

Total	$66,229,151	$30,459,023	$21,303,941	$10,878,217	$67,651,019	$44,827,474

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

Collateralized Loan Obligation

        The following table outlines borrowings and the corresponding collateral under the Company's collateralized loan obligation as of December 31, 2012:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash
CLO—Issued two investment grade tranches September 24, 2012. Replacement period through September 2014. Stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.65%	$87,500,000	$87,500,000	$125,086,650	$124,525,103	$—

        On September 24, 2012, the Company completed its first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through a newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2012-1, Ltd. (the "Issuer") and Arbor Realty Collateralized Loan Obligation 2012-1, LLC (the "Co-Issuer" and together with the Issuer, the "Issuers"). Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company's existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The aggregate principal amounts of the two classes of notes were $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes. The Company retained a residual interest in the portfolio with a notional amount of $37.6 million. The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on November 15, 2012, to and including October 15, 2022, the stated maturity date of the notes. The Company incurred approximately $2.3 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the weighted average note rate was 4.33% at December 31, 2012. The Company accounts for this transaction on its balance sheet as a financing facility. The Company's CLO is a VIE for which the Company is the primary beneficiary and is consolidated in the Company's financial statements. The two investment grade tranches are treated as a secured financing, and are non-recourse to the Company.

        On January 28, 2013, The Company completed its second CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through a newly-formed wholly-owned

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. (the "Issuer") and Arbor Realty Collateralized Loan Obligation 2013-1, LLC (the "Co-Issuer" and together with the Issuer, the "Issuers"). As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company's existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The proceeds of the issuance of the securities also includes $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO, at which point it is expected that the Issuer will own loan obligations with a face value of approximately $260.0 million. The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes. The Company retained a residual interest in the portfolio with a notional amount of approximately $83.0 million. The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on March 15, 2013, to and including February 15, 2023, the stated maturity date of the notes. The Company incurred approximately $3.4 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the weighted average note rate is expected to be 3.03%. The Company expects to account for this transaction on its balance sheet as a financing facility.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

Junior Subordinated Notes

        The following table outlines borrowings under the Company's junior subordinated notes as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	Debt Carrying Value	Debt Carrying Value
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.18% and 0.50%, respectively	$25,289,857	$25,203,958
Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.51% and 0.50%, respectively	6,296,128	6,277,218
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.18% and 0.50%, respectively	25,289,857	25,203,958
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.18% and 0.50%, respectively	24,656,921	24,573,169
Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.83% and 0.50%, respectively	13,160,155	13,121,735
Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.74% and 0.50%, respectively	14,142,185	14,100,534
Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.74% and 0.50%, respectively	28,410,761	28,327,185
Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.51% and 0.50%, respectively	19,147,508	19,087,154
Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.83% and 0.50%, respectively	2,373,773	2,366,557

Total junior subordinated notes	$158,767,145	$158,261,468

        The carrying value under these facilities was $158.8 million and $158.3 million at December 31, 2012 and 2011, which is net of a deferred amount of $17.1 million and $17.6 million, respectively. The current weighted average note rate was 3.08% and 0.50% at December 31, 2012 and 2011, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.12% and 3.85% at December 31, 2012 and 2011, respectively. Including certain fees and costs, the weighted average note rate was 3.35% and 5.10% at December 31, 2012 and 2011, respectively. The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

impact of these variable interest entities with respect to consolidation is discussed in Note 9—"Variable Interest Entities."

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

        In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The notes bore a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the "Modification Period"). Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in 2010 mentioned above. The 12% increase to the face amount due upon maturity, which had a balance of $17.1 million at December 31, 2012, is being amortized into expense over the life of the notes. The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.

        During the Modification Period, the Company was permitted to make distributions of up to 100% of taxable income to common shareholders. The Company had agreed that such distributions would be paid in the form of the Company's stock to the maximum extent permissible under the Internal Revenue Service rules and regulations in effect at the time of such distribution, with the balance payable in cash. This requirement regarding distributions in stock could have been terminated by the Company at any time, provided that the Company paid the note holders the original rate of interest from the time of such termination. The terms of the Modification Period expired in April 2012.

        The junior subordinated notes are unsecured, have original maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

Notes Payable

        The following table outlines borrowings under the Company's notes payable as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$50,157,708	$55,988,411	$50,157,708	$55,988,411
Junior loan participation secured by the Company's interest in a mezzanine loan with a principal balance of $32.0 million, participation interest was based on a portion of the interest received from the loan which had a variable rate of LIBOR plus 4.35%	—	—	32,000,000	32,000,000
Junior loan participation, maturity of August 2012, secured by the Company's interest in a mezzanine loan with a principal balance of $11.8 million. The participation had a 0% rate of interest	—	—	2,000,000	2,000,000
Junior loan participation, secured by the Company's interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable	$51,457,708	$57,288,411	$85,457,708	$91,288,411

        At December 31, 2012 and 2011, the aggregate weighted average note rate for the Company's notes payable was 3.95% and 4.14%, respectively. There were no interest rate swaps on the notes payable at December 31, 2012 and 2011.

        In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company's profits interest in POM for operating partnership units in Lightstone Value Plus REIT, L.P. The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company's interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction. Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company's investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P. In March 2009, the Company also recorded a gain on exchange of profits interest of $56.0 million. See Note 5—"Investment in Equity Affiliates" for further details. At December 31, 2012, the outstanding balance of this note was $50.2 million.

        In April 2011, the Company entered into a non-recourse junior loan participation in the amount of $32.0 million on a $50.0 million mezzanine loan. The loan was participated out to a subordinate lender at a discount and the Company received $28.8 million of proceeds. The subordinate lender received its proportionate share of the interest received from the loan, which had a variable rate of LIBOR plus 4.35% and a maturity of July 2012. The Company also had the right to sell its $18.0 million senior participation to the subordinate lender, at face value, in the event of default or if the loan was not repaid by July 9, 2012. In May 2012, the Company sold the $50.0 million mezzanine loan to the same

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

third party which relieved the Company's $32.0 million junior loan participation liability. In June 2011, the Company entered into a non-recourse junior loan participation in the amount of $2.0 million on an $11.8 million mezzanine loan. The participation had a 0% rate of interest and a maturity of August 2012. Upon maturity in August 2012, the Company was relieved of its $2.0 million junior loan participation liability. The Company also has a third junior loan participation with an outstanding balance at December 31, 2012 of $1.3 million on a $1.3 million bridge loan. Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant's interest in the mortgage loan. Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant. The Company's obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Note Payable—Real Estate Owned

        During 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured the Multifamily Portfolio. The real estate investment was classified as real estate owned in the Company's Consolidated Balance Sheet in March 2011. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option. In June 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million at December 31, 2012.

Mortgage Notes Payable—Held-For-Sale

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

Debt Covenants

        The Company's debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. The Company was in compliance with all financial covenants and restrictions at December 31, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

        The Company's CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs or CLO, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and the Company would not receive any residual payments until that CDO or CLO regained compliance with such tests. The Company's CDOs and CLO were in compliance with all such covenants as of December 31, 2012, as well as on the most recent determination date in January 2013. In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a CDO or CLO covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs or CLO. However, the Company may not have sufficient liquidity available to do so at such time.

        The chart below is a summary of the Company's CDO and CLO compliance tests as of the most recent determination date in January 2013:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I
Overcollateralization(1)
Current	172.73%	138.89%	105.90%	142.96%
Limit	145.00%	127.30%	105.60%	137.86%
Pass / Fail	Pass	Pass	Pass	Pass
Interest Coverage(2)
Current	476.34%	453.78%	620.84%	257.78%
Limit	160.00%	147.30%	105.60%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO and CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset's principal balance for purposes of the overcollateralization test is the lesser of the asset's market value or the principal balance of the defaulted asset multiplied by the asset's recovery rate which is determined by the rating agencies. Rating downgrades of CDO and CLO collateral will generally not have a direct impact on the principal balance of a CDO and CLO asset for purposes of calculating the CDO's and CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CDO and CLO vehicle.

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7—Debt Obligations (Continued)

        The chart below is a summary of the Company's CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I
January 2013	172.73%	138.89%	105.90%	142.96%
October 2012	171.36%	138.59%	105.64%	—
July 2012	168.66%	144.75%	106.96%	—
April 2012	167.82%	142.39%	107.59%	—
January 2012	167.80%	139.51%	107.59%	—

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

Note 8—Noncontrolling Interest

        Noncontrolling interest in a consolidated entity on the Company's Consolidated Balance Sheet, with a balance of $1.9 million and $1.9 million as of December 31, 2012 and 2011, respectively, represents a third party's interest in the equity of a consolidated subsidiary, and is related to the POM transaction discussed in Note 5—"Investment in Equity Affiliates." For the years ended December 31, 2012 and 2011, the Company recorded net income of $0.2 million, as well as distributions of $0.2 million, attributable to the noncontrolling equity interest.

Note 9—Variable Interest Entities

        The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes, CDOs and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLOs and investments in mortgage related securities are potential VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9—Variable Interest Entities (Continued)

Consolidated VIEs

        The Company consolidates its CDO and CLO subsidiaries, which qualify as VIEs, of which the Company is the primary beneficiary. These CDOs and CLOs invest in real estate and real estate-related securities and are financed by the issuance of CDO and CLO debt securities. The Company, or one of its affiliates, is named collateral manager, servicer, and special servicer for all CDO and CLO collateral assets which the Company believes gives it the power to direct the most significant economic activities of the entity. The Company also has exposure to CDO and CLO losses to the extent of its equity interests and also has rights to waterfall payments in excess of required payments to CDO and CLO bond investors. As a result of consolidation, equity interests in these CDOs and CLOs have been eliminated, and the Consolidated Balance Sheet reflects both the assets held and debt issued by the CDOs and CLOs to third parties. The Company's operating results and cash flows include the gross amounts related to CDO and CLO assets and liabilities as opposed to the Company's net economic interests in the CDO and CLO entities.

        Assets held by the CDOs and CLOs are restricted and can be used only to settle obligations of the CDOs and CLOs. The liabilities of the CDOs and CLOs are non-recourse to the Company and can only be satisfied from each CDOs and CLOs respective asset pool. Assets and liabilities related to the CDOs and CLOs are disclosed parenthetically, in the aggregate, in the Company's Consolidated Balance Sheets. See Note 7—"Debt Obligations" for further details.

        The Company is not obligated to provide, has not provided, and does not intend to provide financial support to any of the consolidated CDOs and CLOs.

Unconsolidated VIEs

        The Company determined that it is not the primary beneficiary of 54 VIEs in which it has a variable interest as of December 31, 2012 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance. VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $655.0 million and exposure to real estate debt of approximately $4.6 billion at December 31, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9—Variable Interest Entities (Continued)

        The following is a summary of the Company's variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of December 31, 2012:

Type	Carrying Amount(1)	Maximum Exposure to Loss(2)
Loans	$441,759,718	$441,759,718
Loans and equity investments	78,195,297	78,195,297
RMBS	122,379,439	122,379,439
CMBS	2,100,000	2,100,000
CDO Bond	10,000,000	10,000,000
Junior subordinated notes(3)	578,000	578,000

Total	$655,012,454	$655,012,454

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2012, $222.8 million of loans to VIEs had corresponding loan loss reserves of approximately $150.2 million and $49.3 million of loans to VIEs were related to loans classified as non-performing. See Note 3—"Loans and Investments" for further details.

(2)
The Company's maximum exposure to loss as of December 31, 2012 would not exceed the carrying amount of its investment.

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

December 31, 2012

Note 10—Derivative Financial Instruments (Continued)

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

        Derivative financial instruments must be effective in reducing the Company's risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company does not use derivatives for trading or speculative purposes.

        In certain circumstances, the Company may finance the purchase of RMBS investments through a repurchase agreement with the same counterparty which may qualify as a linked transaction if certain criteria are met. The Company's linked transactions are evaluated on a combined basis, reported as forward contract derivative instruments and included in other assets on the Consolidated Balance Sheets at fair value. The fair value of linked transactions reflect the value of the underlying RMBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments. The Company's linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions is reported in other income on the Consolidated Statement of Operations.

        The following is a summary of the derivative financial instruments held by the Company as of December 31, 2012 and 2011 (dollars in thousands):

		Notional Value						Fair Value
Designation\Cash Flow	Derivative	Count	December 31, 2012	Count	December 31, 2011	Expiration Date	Balance Sheet Location	December 31, 2012	December 31, 2011
Non-Qualifying	Basis Swaps	8	$603,524	9	$854,079	2013 - 2015	Other Assets	$128	$1,563

Non-Qualifying	LIBOR Caps	1	$6,000	2	$13,000	2013	Other Assets	$—	$1

Qualifying	LIBOR Cap	1	$73,301	1	$73,301	2013	Other Assets	$—	$1

Qualifying	Interest Rate Swaps	14	$312,227	24	$515,327	2014 - 2017	Other Liabilities	$(37,755)	$(45,890)

Non-Qualifying	Forward Contracts	12	$—	—	$—	2013 - 2031	Other Assets	$10,800	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10—Derivative Financial Instruments (Continued)

        The fair value of Non-Qualifying Basis Swap Hedges was $0.1 million and $1.6 million as of December 31, 2012 and 2011, respectively, and was recorded in other assets in the Consolidated Balance Sheets. These basis swaps are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. The fair value of the Non-Qualifying LIBOR Cap Hedges was less than $0.1 million at December 31, 2012 and 2011, and was recorded in other assets in the Consolidated Balance Sheets. The Company entered into these hedges in the fourth quarter of 2010 and the first quarter of 2011 due to loan agreements which required LIBOR Caps of 1% to 2% and during the year ended December 31, 2012, a LIBOR cap matured with a notional value of approximately $7.0 million. During the year ended December 31, 2012, a basis swap matured with a notional value of approximately $110.1 million and the notional value of four basis swaps decreased by approximately $140.4 million pursuant to the contractual terms of the respective swap agreements. During the year ended December 31, 2011, the notional value on four basis swaps decreased by approximately $202.8 million pursuant to the contractual terms of the respective swap agreements. For the years ended December 31, 2012, 2011 and 2010, the change in fair value of the Non-Qualifying Swaps was $(1.4) million, $0.2 million and $(0.7) million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

        The fair value of Qualifying Interest Rate Swap Cash Flow Hedges as of December 31, 2012 and 2011 was $(37.8) million and $(45.9) million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets. The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the year ended December 31, 2012, ten interest rate swaps matured with a combined notional value of approximately $196.4 million and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the respective swap agreement. During the year ended December 31, 2011, the Company entered into a LIBOR Cap with a notional value of approximately $73.3 million that qualifies as a cash flow hedge. The fair value of the Qualifying LIBOR Cap Hedge was less than $0.1 million at December 31, 2011 and was recorded in other assets in the Consolidated Balance Sheet. The Company entered into this hedge in the first quarter of 2011 due to a loan agreement which required a LIBOR Cap of 2%. In addition, during the year ended December 31, 2011, the notional values on two interest rate swaps decreased by approximately $14.2 million pursuant to the contractual terms of the respective swap agreements and six interest rate swaps matured with a combined notional value of approximately $111.3 million. As of December 31, 2012, the Company expects to reclassify approximately $(14.3) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant. Gains and losses on terminated swaps are being

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10—Derivative Financial Instruments (Continued)

deferred and recognized in earnings over the original life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. As of December 31, 2012 and 2011, the Company has a net deferred loss of $2.2 million and $2.9 million, respectively, in accumulated other comprehensive loss. The Company recorded $0.9 million, $1.8 million and $1.7 million as additional interest expense related to the amortization of the loss for the years ended December 31, 2012, 2011 and 2010, respectively, and $0.2 million as a reduction to interest expense related to the accretion of the net gains for each of the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects to record approximately $0.7 million of net deferred loss to interest expense over the next twelve months.

        The fair value of Non-Qualifying Forward Contracts was $10.8 million as of December 31, 2012 and was recorded in other assets in the Consolidated Balance Sheets and consisted of $75.3 million of RMBS investments, net of $64.6 million of repurchase financing. There were no forward contracts as of December 31, 2011. During the year ended December 31, 2012, the Company purchased 12 RMBS investments for $84.6 million and financed generally 80%—90% of the purchases with repurchase agreements totaling $71.3 million, which are accounted for as linked transactions and considered forward contracts. The repurchase agreements bear interest at a rate of 125 to 175 basis points over LIBOR. The Company received total principal paydowns on the RMBS of $9.3 million and paid down the associated repurchase agreement by $6.7 million. For the year ended December 31, 2012, $1.1 million of net interest income and a $0.2 million increase in fair value was recorded to other income in the Consolidated Statement of Operations. The RMBS investments bear interest at a weighted average fixed rate of 4.28%, have a weighted average stated maturity of 25.0 years, but have weighted average estimated lives of 8.7 years based on the estimated maturities of the RMBS investments.

        The following table presents the effect of the Company's derivative financial instruments on the Statements of Operations as of December 31, 2012, 2011 and 2010 (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Year Ended December 31,			Amount of (Loss) Gain Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,			Amount of Gain Recognized in other Income For the Year Ended December 31,
Designation\Cash Flow	Derivative	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Non-Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$—	$—	$(22)	$827	$(94)	$—	$—	$—

Qualifying	Interest Rate Swaps / Cap	$7,699	$20,698	$32,905	$(16,565)	$(27,164)	$(30,949)	$—	$—	$—	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$—	$—	$—	$167	$—	$—

        The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of December 31, 2012 and 2011 of approximately $(40.0) million and $(48.8) million, respectively, is a combination of the fair value of qualifying cash flow hedges

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10—Derivative Financial Instruments (Continued)

of $(37.8) million and $(45.9) million, respectively, deferred losses on terminated interest swaps of $(2.7) million and $(3.7) million as of December 31, 2012 and 2011, respectively, and deferred net gains on termination of interest swaps of $0.5 million and $0.8 million as of December 31, 2012 and 2011, respectively.

        The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2012 and 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(19.2) million and $(22.0) million, respectively. As of December 31, 2012 and 2011, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $20.0 million and $21.9 million, respectively, which is recorded in other assets in the Company's Consolidated Balance Sheets.

Note 11—Fair Value

Fair Value of Financial Instruments

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the carrying values and the estimated fair values of the Company's financial instruments as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$1,325,667,053	$1,316,001,339	$1,302,440,660	$1,262,157,792
Available-for-sale securities	3,552,736	3,552,736	4,276,368	4,276,368
Securities held-to-maturity, net	42,986,980	43,153,124	29,942,108	29,994,214
Derivative financial instruments	10,927,551	10,927,551	1,565,063	1,565,063
Financial liabilities:
Repurchase agreements and credit facilities.	$130,661,619	$130,363,126	$76,105,000	$75,976,340
Collateralized debt obligations	812,452,845	590,901,757	1,002,615,393	606,929,771
Collateralized loan obligation	87,500,000	87,500,000	—	—
Junior subordinated notes	158,767,145	99,984,066	158,261,468	48,464,677
Notes payable	51,457,708	46,743,406	85,457,708	78,860,307
Mortgage note payable—real estate owned	53,751,004	50,005,874	53,751,004	51,251,004
Mortgage notes payable—held-for-sale	—	—	62,190,000	61,957,869
Derivative financial instruments	37,754,775	37,754,775	45,889,539	45,889,539

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11—Fair Value (Continued)

        The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument:

        Loans and investments, net:    Fair values of loans and investments that are not impaired are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Fair values of loans and investments that are impaired are estimated by the Company using significant judgments, which include assumptions regarding discount rates, capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

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

        Securities held-to-maturity, net:    Fair values are approximated based on internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities.

        Derivative financial instruments:    Fair values of interest rate swap derivatives are approximated based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheets. The Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk. The fair values of RMBS underlying linked transactions are estimated based on internally developed valuation models, which are compared to broker quotations. The value of the underlying RMBS is then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date. The fair value of linked transactions also includes accrued interest receivable on the RMBS and accrued interest payable on the underlying repurchase agreement borrowings.

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

December 31, 2012

Note 11—Fair Value (Continued)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11—Fair Value (Continued)

        The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2012:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities(1)	$3,552,736	$3,552,736	$352,736	$—	$3,200,000
Derivative financial instruments(2)	10,927,551	10,927,551	—	128,015	10,799,536
Financial liabilities:
Derivative financial instruments	$37,754,775	$37,754,775	$—	$37,754,775	$—

(1)
For the year ended December 31, 2012, the Company's equity securities available-for-sale were measured using Level 1inputs and the Company's CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

(2)
For the year ended December 31, 2012, the Company's basis swap derivatives were measured using Level 2 inputs and the Company's forward contract derivatives were measured using Level 3 inputs.

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

        Derivative financial instruments:    Fair values of interest rate swap derivatives are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheet. The Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk. The fair values of forward contract derivatives are approximated using Level 3 inputs in internally developed valuation models, which are compared to current non-binding market quotes for the underlying RMBS received from pricing services and financial sources that trade such investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11—Fair Value (Continued)

        The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale Securities	Derivative Financial Instruments
Balance as of December 31, 2011	$4,100,000	$—
Adjustments to fair value:
Additions(1)	—	13,273,316
Paydowns(2)	—	(2,640,957)
Changes in unrealized gain(3)	(900,000)	—
Net changes in fair value(4)	—	167,177

Balance as of December 31, 2012	$3,200,000	$10,799,536

(1)
Represents forward contract derivatives recorded at fair value in the year ended December 31, 2012.

(2)
Represents the paydowns on the forward contracts during the year ended December 31, 2012.

(3)
Represents the change in unrealized gain on the Company's debt securities available-for-sale recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet.

(4)
Represents the net change in fair value recorded to other income during the year ended December 31, 2012.

        The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis, such as impaired loans. The fair value of these financial assets was determined using the following inputs as of December 31, 2012:

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$78,504,839	$103,429,718	$—	$—	$103,429,718

(1)
The Company had an allowance for loan losses of $161.7 million relating to 20 loans with an aggregate carrying value, before loan loss reserves, of approximately $240.2 million at December 31, 2012.

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

December 31, 2012

Note 11—Fair Value (Continued)

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

        Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	At December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Financial assets:
Impaired loans(1):
Multi-family	$15,823,855	Direct capitalization analysis	Discount rate	7.50% to 8.00% (7.92%)
		and discounted cash flows	Capitalization rate	6.00% to 9.50% (7.06%)
			Revenue growth rate	2.00% to 3.00% (2.17%)
Office	5,139,545	Discounted cash flows	Discount rate	9.00% to 10.00% (9.22%)
			Capitalization rate	7.50% to 8.25% (7.95%)
			Revenue growth rate	0.00% to 3.00% (2.40%)
Land	76,004,427	Discounted cash flows	Discount rate	15.50%
			Capitalization rate	9.73%
			Revenue growth rate	5.40%
	5,999,972	Comparable sales and	Dollar per acre	$293K/Acre
		discounted cash flows	Discount rate	11%
Hotel	—	Discounted cash flows	Discount rate	12.74%
			Capitalization rate	9.00%
			Revenue growth rate	3.00%
Condo	461,919	Discounted cash flows	Discount rate	13.00%
			Revenue growth rate	3.00%
CMBS	2,100,000	Discounted cash flows	Discount rate	12.40%
			Capitalization rate	10.00%
			Revenue growth rate	4.80%
CDO Bond	1,100,000	Broker quotes	N/A	N/A
Forward Contract Derivatives	10,799,536	Valuation models	Discount rate	(2)
			Loss severity	(2)
			Cumulative default rate	(2)
			Voluntary prepayment rate	(2)

(1)
Includes all impaired loans regardless of the period in which provision was recorded.

(2)
Each forward contract derivative is associated with an underlying security that is individually modeled and valued based on the security's specific characteristics, which include current collateral composition, collateral performance projections,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11—Fair Value (Continued)

  tranche credit enhancement and other market factors. Accordingly, as the range of the unobservable inputs used to value each individual security varies greatly, disclosing a range or weighted average of such inputs would not be meaningful.

          Impaired Loans and CMBS:    The Asset Management department is responsible for the Company's valuation policies and procedures and reports to the Audit Committee of the Board of Directors. The Asset Management department analyzes changes in fair value from period to period through its quarterly impairment analysis. Many methods are used to develop and substantiate unobservable inputs such as analyzing discount and capitalization rates as well as researching revenue and expense growth. Significant increases in discount or capitalization rates in isolation would result in a significantly lower fair value measurement while significant increases in revenue growth rates in isolation would result in a significantly higher fair value measurement. Significant decreases in discount or capitalization rates in isolation would result in a significantly higher fair value measurement while significant decreases in revenue growth rates in isolation would result in a significantly lower fair value measurement.

          CDO Bond and Forward Contract Derivatives:    Fair value is approximated based on internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities. Significant unobservable inputs used to calculate the quotes are not readily available to the Company.

          The Company measures certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following inputs as of December 31, 2012:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,325,667,053	$1,316,001,339	$—	$—	$1,316,001,339
Securities held-to-maturity, net	42,986,980	43,153,124	—	—	43,153,124
Financial liabilities:
Repurchase agreements and credit facilities	$130,661,619	$130,363,126	$—	$—	$130,363,126
Collateralized debt obligations	812,452,845	590,901,757	—	—	590,901,757
Collateralized loan obligation	87,500,000	87,500,000	—	—	87,500,000
Junior subordinated notes	158,767,145	99,984,066	—	—	99,984,066
Notes payable	51,457,708	46,743,406	—	—	46,743,406
Mortgage note payable—real estate owned	53,751,004	50,005,874	—	—	50,005,874

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11—Fair Value (Continued)

        Securities held-to-maturity, net:    Fair values are approximated at Level 3 based on internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities.

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

Note 12—Commitments and Contingencies

        As of December 31, 2012, the Company had the following material contractual obligations (dollars in thousands):

	Payments Due by Period(1)
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Repurchase agreements and credit facilities	$113,362	$—	$—	$—	$17,300	$—	$130,662
Collateralized debt obligations(2)	189,245	272,551	101,396	156,476	8,158	84,627	812,453
Collateralized loan obligation(3)	—	5,600	45,053	20,200	16,647	—	87,500
Junior subordinated notes(4)	—	—	—	—	—	175,858	175,858
Notes payable	1,300	—	—	50,158	—	—	51,458
Mortgage note payable—real estate owned(5)	—	53,751	—	—	—	—	53,751

Totals	$303,907	$331,902	$146,449	$226,834	$42,105	$260,485	$1,311,682

(1)
Represents principal amounts due based on contractual maturities.

(2)
Comprised of $139.9 million of CDO I debt, $237.2 million of CDO II debt and $435.4 million of CDO III debt with a weighted average contractual maturity of 1.53, 1.98 and 1.93 years, respectively, as of December 31, 2012. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $20.8 million at December 31, 2012. During the year ended December 31, 2012, the Company repurchased, at a discount, $66.2 million of investment grade notes originally issued by the Company's CDO II and CDO III issuers and recorded a reduction of the outstanding debt balance of $66.2 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 12—Commitments and Contingencies (Continued)

(3)
Represents $87.5 million of CLO debt with a weighted average contractual maturity of 3.09 years as of December 31, 2012.

(4)
Represents the face amount due upon maturity. The carrying value is $158.8 million, which is net of a deferred amount of $17.1 million at December 31, 2012.

(5)
Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at December 31, 2012.

        In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $9.8 million as of December 31, 2012, that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $9.8 million outstanding balance at December 31, 2012, the Company's restricted cash balance and CDO III revolver capacity contained approximately $6.5 million available to fund the portion of the unfunded commitments for loans financed by the Company's CDO vehicles.

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

        The lawsuits all allege, as a factual basis and background certain facts surrounding the June 2007 leveraged buyout of ESI from affiliates of Blackstone Capital. The Company's subsidiary, Arbor ESH II, LLC, had a $115.0 million investment in the Series A1 Preferred Units of a holding company of Extended Stay, Inc. The New York State Court action and one of the two federal court actions name as defendants, Arbor ESH II, LLC, Arbor Commercial Mortgage, LLC and ABT-ESI LLC, an entity in which the Company has a membership interest, among the broad group of defendants. These two actions were commenced by substantially identical complaints. The defendants are alleged in these complaints, among other things, to have breached fiduciary and contractual duties by causing or allowing the Debtors to pay illegal dividends or other improper distributions of value at a time when the Debtors were insolvent. These two complaints also allege that the defendants aided and abetted, induced, or participated in breaches of fiduciary duty, waste, and unjust enrichment ("Fiduciary Duty Claims") and name a director of the Company, and a former general counsel of Arbor Commercial

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 12—Commitments and Contingencies (Continued)

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

        The Company has not made a loss accrual for this litigation because it believes that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

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

        On December 31, 2012, the Company entered into an "At-The-Market" ("ATM") equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 13—Equity (Continued)

agreement, from time to time the Company may issue and sell through JMP up to 6,000,000 shares of its common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of February 15, 2013, JMP has sold 787,700 shares for net proceeds of $5.5 million.

        On February 1, 2013, the Company completed an underwritten public offering of 1.4 million shares of 9.0% Series A Cumulative Redeemable Preferred Stock generating net proceeds of approximately $33.6 million after deducting underwriting fees and estimated offering costs. In addition, the underwriters were granted an over-allotment option for 210,000 shares of the preferred stock which expires in March 2013. On February 5, 2013, the underwriters exercised their option for 151,500 shares providing additional net proceeds of approximately $3.7 million. The Company intends to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes. The Company currently has $416.4 million available under the shelf registration.

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

        The Company had 31,249,225 and 24,298,140 shares of common stock outstanding at December 31, 2012 and 2011, respectively.

Deferred Compensation

        The Company has a stock incentive plan, under which the Board of Directors has the authority to issue shares of stock to certain directors, officers of the Company, and employees of the Company and ACM. On April 3, 2012, the Company issued an aggregate of 90,000 shares of fully vested common stock to the non-management members of the Board of Directors, as well as 6,255 shares of fully vested common stock to a former director who was also the corporate secretary, under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "Plan"), and recorded approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 13—Equity (Continued)

December 31, 2012. On March 19, 2012, the Company issued 10,000 shares of fully vested common stock under the Plan to a director who is also an officer of the managing member of ACM, and recorded approximately $0.1 million to selling and administrative expense in the Company's Consolidated Statement of Operations for the year ended December 31, 2012. On January 22, 2012, the Company issued 15,000 shares of fully vested common stock under the Plan to a director who was re-appointed to the Board of Directors on December 19, 2011, and accrued approximately $0.1 million to selling and administrative expense in the Company's Consolidated Statement of Operations for the year ended December 31, 2011. In February 2013, the Board of Directors authorized the issuance of approximately 200,000 shares of restricted common stock under the Plan to certain employees of the Company and ACM. The effective date of the grant will be February 28, 2013 and will vest over a two year period. One third of the shares will vest as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.

        On December 12, 2011, the Company issued an aggregate of 250,000 shares of common stock under the Plan to certain employees of the Company and ACM. The 250,000 common shares underlying the stock awards granted were fully vested as of the date of grant and the Company recorded approximately $0.4 million to employee compensation and benefits and approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2011. On July 22, 2011, the Company issued an aggregate of 105,000 shares of common stock under the Plan to the non-management members of the Board of Directors. The 105,000 common shares underlying the stock awards granted were fully vested as of the date of grant and the Company recorded approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2011. On April 1, 2010, the Company issued an aggregate of 90,000 shares of common stock under the Plan to the independent members of the Board of Directors. The 90,000 common shares underlying the stock awards granted were fully vested as of the date of grant and the Company recorded $0.3 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2010. In May 2009, the Company's shareholders approved an amendment to the Plan to authorize the grant of stock options, as well as the authorization of an additional 1,250,000 shares of the Company's common stock to be reserved for issuance under the Plan.

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

Warrants

        In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. Of such warrants, 500,000 warrants were exercisable $3.50, 250,000 warrants are exercisable at a price of $4.00 and 250,000 warrants are exercisable at a price of $5.00. All of the warrants are currently exercisable, expire on July 23, 2015 and no warrants have been exercised to date. The warrants were valued at

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 13—Equity (Continued)

approximately $0.6 million upon issuance using the Black-Scholes method which was fully amortized into interest expense in the Company's Consolidated Statement of Operations in 2010 upon closing a discounted payoff agreement with Wachovia Bank. See Note 7—"Debt Obligations" for further information relating to these transactions.

Note 14—Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested stock awards with full dividend participation. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. The Company's common stock equivalents include the dilutive effect of warrants outstanding and the potential settlement of incentive management fees in common stock.

        The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2012, 2011, and 2010, respectively.

	For the Year Ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations, net of noncontrolling interest	$16,172,850	$16,172,850	$(37,495,414)	$(37,495,414)	$113,421,744	$113,421,744
Income (loss) from discontinued operations	5,328,038	5,328,038	(2,816,299)	(2,816,299)	(511,533)	(511,533)

Net income (loss) attributable to Arbor Realty Trust, Inc.	$21,500,888	$21,500,888	$(40,311,713)	$(40,311,713)	$112,910,211	$112,910,211

Weighted average number of common shares outstanding	26,956,938	26,956,938	24,968,894	24,968,894	25,424,481	25,424,481
Dilutive effect of warrants(1)	—	254,349	—	—	—	148,707
Dilutive effect of incentive management fee shares(2)	—	—	—	—	—	168,102

Total weighted average number of common shares outstanding	26,956,938	27,211,287	24,968,894	24,968,894	25,424,481	25,741,290

Income (loss) from continuing operations, net of noncontrolling interest, per common share	$0.60	$0.59	$(1.50)	$(1.50)	$4.46	$4.41
Income (loss) from discontinued operations per common share	0.20	0.20	(0.11)	(0.11)	(0.02)	(0.02)

Net income (loss) attributable to Arbor Realty Trust, Inc. per common share	$0.80	$0.79	$(1.61)	$(1.61)	$4.44	$4.39

(1)
In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. For the year ended December 31, 2011, the Company had a net loss and thus did not have a dilutive effect from the warrants.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14—Earnings Per Share (Continued)

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

Note 15—Related Party Transactions

        Due from related party was approximately $0.1 million and $0.7 million at December 31, 2012 and 2011, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

        At December 31, 2012, due to related party was $3.1 million and consisted primarily of base management fees due to ACM, which will be remitted by the Company in the first quarter of 2013. At December 31, 2011, due to related party was $2.7 million and consisted primarily of base management fees due to ACM which were remitted by the Company in the first quarter of 2012.

        In September 2012, the Company purchased, at par, a $5.1 million bridge loan from ACM. The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from ACM. The loan bears interest at a rate of one-month LIBOR plus 5.25% with a LIBOR floor of 0.24% and has a maturity date of May 2015. Interest income recorded from this loan totaled approximately $0.1 million for the year ended December 31, 2012.

        In December 2011, the Company completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which the Company holds a $10.5 million interest, and Mr. Fred Weber, the Company's Executive Vice President of Structured Finance, holds a $0.5 million interest, as of December 31, 2012. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020. Interest income recorded from the preferred equity investment totaled approximately $1.3 million for the year ended December 31, 2012. The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity. During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero. The Company records this investment under the equity method of accounting. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, the Company's chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest. Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 15—Related Party Transactions (Continued)

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

        During the second quarter of 2011, the Company originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of December 31, 2012, of which one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM. The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio. The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013. Interest income recorded from this loan totaled approximately $1.7 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

        During the first quarter of 2011, the Company originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM or its affiliate. Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of December 31, 2012 and were secured by the same property. The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012. The fourth was a $4.0 million bridge loan with a maturity date in April 2013 and an interest rate of one-month LIBOR plus 6.00%. Interest income recorded from these loans totaled approximately $1.9 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively.

        In October 2010, the Company purchased, at par, a $4.7 million bridge loan from ACM. The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York. The loan bore interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and had a maturity date of June 2012. In the second quarter of 2012, the loan matured and was paid off. In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture. In the third quarter of 2011, ACM sold its investment in this joint venture to an affiliated entity of Mr. Ivan Kaufman for $0.9 million. Interest income recorded from this loan totaled approximately $0.1 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

        The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company's chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company's chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company's employees and directors also hold an ownership interest in ACM. Furthermore, one of the Company's former directors is general counsel to ACM and another of the Company's directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 15—Related Party Transactions (Continued)

membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM. ACM currently holds approximately 5.3 million of the Company's common shares, representing approximately 17% of the voting power of the Company's outstanding stock as of December 31, 2012. The Company's Board of Directors approved a resolution under the Company's charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of the Company's common stock stated in the Company's charter as amended. In May 2012, the Company's charter was amended to lower each of the general aggregate stock ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by the Company's Board of Directors.

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

Note 16—Distributions

        The Company must currently distribute at least 90% of its taxable income in order to qualify as a REIT and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. Certain REIT income may be subject to state and local income taxes. The Company's assets or operations that would not otherwise comply with the REIT requirements are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at the Company's election. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation or provision for loan losses), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments. The Company was in compliance with all REIT requirements as of December 31, 2012, 2011 and 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 16—Distributions (Continued)

        The following table presents dividends paid by the Company on its common stock for the years ended December 31, 2012, 2011 and 2010:

For Tax Purposes
			Dividend Classified as Ordinary Income			Capital Gain Distribution		Dividend Classified as Return of Capital
Year	Total Dividends Paid (In Thousands)	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Qualified Dividend Income(1)	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share
2012	$8,031	$0.285	100%	$0.285	—	—	—	—	—
2011	—	—	—	—	—	—	—	—	—
2010	—	—	—	—	—	—	—	—	—

(1)
Qualified dividend income is eligible for reduced dividend rates.

        The Company declared and paid distributions of $12,236, $14,500 and $14,500 for the years ended December 31, 2012, 2011 and 2010, respectively, representing the 12.5% return on the preferred shares issued to third parties by its subsidiary REIT.

        Under the terms of the Company's amended junior subordinated note agreements, annual dividends were limited to 100% of taxable income to common shareholders and were required to be paid in the form of the Company's stock to the maximum extent permissible, with the balance payable in cash. Upon expiration of these terms in April 2012, the Company is permitted to pay 100% of its taxable income in cash. See Note 7—"Debt Obligations" for further details.

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

December 31, 2012

Note 17—Management Agreement (Continued)

management agreement, to reflect the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by its asset management group.

        The base management fee is an arrangement whereby the Company reimburses ACM for its actual costs incurred in managing the Company's business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. The 2012, 2011 and 2010 base management fees were $10.0 million, $8.3 million and $7.6 million, respectively, and the 2013 base management fee is estimated to be approximately $10.8 million. All origination fees on investments are retained by the Company.

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

December 31, 2012

Note 17—Management Agreement (Continued)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17—Management Agreement (Continued)

        The following table sets forth the Company's base and incentive compensation management fees for the periods indicated:

	For the Year Ended December 31,
Management Fees:	2012	2011	2010
Base	$10,000,000	$8,300,000	$7,600,000
Incentive	—	—	18,765,448

Total management fee	$10,000,000	$8,300,000	$26,365,448

        For the year ended December 31, 2012, 2011 and 2010 the Company recorded base management fee expenses of $10.0 million, $8.3 million and $7.6 million, respectively. As mentioned above, the management agreement allows for "success-based" payments to be paid to the Company's manager upon the completion of specified corporate objectives in addition to the standard base management fee. No "success-based" payments were made for the years ended December 31, 2012, 2011 and 2010. Of the base management fees recorded, approximately $3.1 million and $2.7 million was included in due to related party at December 31, 2012 and 2011, respectively. These amounts are paid in the quarters subsequent to each respective year end.

        Installments of the annual incentive fee are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. For the twelve month period ending December 31, 2010, ACM earned an incentive management fee of $18.8 million. As more fully described in Note 7—"Debt Obligations", on June 30, 2010, the Company closed on a discounted payoff agreement with Wachovia and retired all of its debt with Wachovia at the discount described. The successful completion of the retirement of the Wachovia debt was a significant contributor to an incentive fee for the manager in 2010. As indicated earlier, gains on the extinguishment of debt are included in the incentive fee calculation and the gain, net of fees, certain expenses, and taxes, attributable to the Wachovia transaction was $157.5 million. For the years ended December 31, 2012 and 2011, ACM did not earn an incentive management fee.

        Additionally, in 2007, ACM, received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company's equity affiliates.

Note 18—Income Taxes

        The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. The Company did not have REIT—federal taxable income net of dividends paid and net operating loss deductions for the years ended December 31, 2012, 2011 and 2010, and therefore, has not provided for federal income tax expense, except for $0.4 million of federal alternative minimum tax recorded in 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 18—Income Taxes (Continued)

        In 2012 and 2010, the Company recorded $0.2 million and $0.9 million, respectively, of estimated state income taxes incurred in those states that do not adopt the federal tax law that allows the Company to elect to defer income generated from certain debt extinguishment transactions. There were no such estimated income taxes for the year ended December 31, 2011. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to future periods.

        Certain of the Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. The Company did not record a provision for current income taxes related to the assets that are held in taxable REIT subsidiaries for the years ended December 31, 2012, 2011and 2010 as they were in a net loss position. However, during the year ended December 31, 2012, the Company recorded a $1.4 million receivable for the expected refund of federal income taxes paid by a taxable REIT subsidiary in a prior year, which was received in 2012.

        The Company's (benefit) provision for income taxes was comprised as follows:

	Years Ended December 31,
	2012	2011	2010
Current tax (benefit) provision:
Federal	$(1,025,508)	$—	$—
State	245,517	—	850,000

Total current tax (benefit) provision	(779,991)	—	850,000

Deferred tax (benefit) provision:
Federal—net of valuation allowance	(13,695)	—	977,915
State—net of valuation allowance	(7,872)	—	732,085

Total deferred tax (benefit) provision	(21,567)	—	1,710,000

Total (benefit) provision	$(801,558)	$—	$2,560,000

        The Company's effective income tax rate as a percentage of pretax income or loss differed from the U.S. federal statutory rate was as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(41.0)	(41.9)	(34.1)
State and local income taxes, net of federal tax benefit	(1.1)	(0.9)	0.7
Change in valuation allowance	9.8	7.8	0.6
Refund	(6.5)	—	—

Effective income tax rate	(3.8)%	—%	2.2%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 18—Income Taxes (Continued)

        The significant components of deferred tax assets (liabilities) were as follows:

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Expenses not currently deductible	$1,705,929	$—
Net operating and capital loss carryforwards	3,180,736	5,370,646
Interest in equity affiliates—net	(1,034,317)	(256,516)

Deferred tax assets	3,852,348	5,114,130
Valuation allowance	(3,830,781)	(5,114,130)

Net deferred tax asset	$21,567	$—

        Deferred tax assets, net of deferred tax liabilities, are included in other assets in the Consolidated Balance Sheet. At December 31, 2012, the Company had approximately $4.9 million of deferred tax assets consisting of expenses not currently deductible, net operating loss carryforwards and capital loss carryforwards. In addition, the Company's deferred tax assets are offset by approximately $1.0 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $3.8 million.

        At December 31, 2011, the Company had approximately $5.4 million of deferred tax assets consisting of net operating loss carryforwards and capital loss carryforwards. In addition, the Company's deferred tax assets are offset by approximately $0.3 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $5.1 million. The majority of the change in the deferred tax assets was due to the realization of transactions that occurred at the underlying partnerships during 2011. As a result of these transactions, the related valuation allowance was reversed.

        The taxable REIT subsidiaries have federal and state net operating loss carryforwards as of December 31, 2012 and 2011 of approximately $17.5 million and $11.0 million, respectively, which will expire through 2033 and 2032, respectively. The taxable REIT subsidiaries also have a federal and state capital loss carryover as of December 31, 2011 of approximately $2.0 million, which will expire in 2017. There were no capital loss carryovers as of December 31, 2012. The Company has concluded that it is more likely than not that the net operating losses and capital loss carryovers will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, the Company has established a valuation allowance against these net deferred tax assets.

        The Company has approximately $162.0 million of federal and state net operating losses and approximately $200.0 million of capital losses as of December 31, 2012. The net operating losses will expire through 2032 and the capital losses will expire through 2018.

        The Company has assessed its tax positions for all open tax years, which includes 2009 to 2012, and concluded there were no material uncertainties to be recognized. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2012, 2011 and 2010.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited

        The following tables represent summarized quarterly financial data of the Company for the years ended December 31, 2012 and 2011 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

        Net income (loss) shown agrees with the Company's quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items vary from such reports due to the presentation of discontinued operations being retroactively reclassified from property operating income and expenses and loss on impairment of real estate due to the sale of a real estate investment that was part of a portfolio of hotel properties in 2012 and reclassifying real estate owned to real estate held-for-sale in 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net interest income	$11,034,505	$10,520,512	$9,731,906	$7,845,007
Total other revenue	6,148,892	8,048,602	8,479,049	8,777,500
Total other expenses	18,081,083	20,067,382	23,894,103	22,717,713

Loss from continuing operations before gain on extinguishment of debt, income (loss) from equity affiliates and benefit (provision) for income taxes	(897,686)	(1,498,268)	(5,683,148)	(6,095,206)
Gain on extinguishment of debt	—	4,144,688	20,968,214	5,346,121
Income (loss) from equity affiliates	2,347	(225,493)	(224,136)	(250,574)

(Loss) income before (provision) benefit for income taxes	(895,339)	2,420,927	15,060,930	(999,659)
Benefit (provision) for income taxes	275,000	(275,000)	(600,000)	1,401,558

(Loss) income from continuing operations	(620,339)	2,145,927	14,460,930	401,899

Gain on sale of real estate held-for-sale	466,310	—	—	3,487,145
(Loss) income from operations of real estate held-for-sale	(59,241)	(31,622)	1,138,899	326,547

Income from discontinued operations	407,069	(31,622)	1,138,899	3,813,692

Net (loss) income	(213,270)	2,114,305	15,599,829	4,215,591
Net income attributable to noncontrolling interest	53,969	53,976	53,811	53,811

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(267,239)	$2,060,329	$15,546,018	$4,161,780

Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(0.02)	$0.07	$0.57	$0.01
Income from discontinued operations	0.01	—	0.05	0.16

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(0.01)	$0.07	$0.62	$0.17

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(0.02)	$0.07	$0.57	$0.01
Income from discontinued operations	0.01	—	0.05	0.16

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(0.01)	$0.07	$0.62	$0.17

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	For the Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net interest income	$7,351,825	$7,117,159	$2,780,021	$4,966,618
Total other revenue	4,745,155	7,006,210	7,366,740	4,429,872
Total other expenses	41,680,058	24,950,569	21,239,155	9,723,180

Loss from continuing operations before gain on extinguishment of debt and (loss) income from equity affiliates	(29,583,078)	(10,827,200)	(11,092,394)	(326,690)
Gain on extinguishment of debt	2,958,556	5,100,462	1,926,700	892,500
(Loss) income from equity affiliates	(94,748)	3,717,323	24,446	24,365

(Loss) income from continuing operations	(26,719,270)	(2,009,415)	(9,141,248)	590,175

Loss on impairment of real estate held-for-sale	(700,000)	—	(750,000)	—
Loss on operations of real estate held-for-sale	(308,591)	(378,769)	(409,609)	(269,330)

Loss from discontinued operations	(1,008,591)	(378,769)	(1,159,609)	(269,330)

Net (loss) income	(27,727,861)	(2,388,184)	(10,300,857)	320,845
Net income attributable to noncontrolling interest	54,037	54,045	53,878	53,696

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(27,781,898)	$(2,442,229)	$(10,354,735)	$267,149

Basic (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.11)	$(0.08)	$(0.36)	$0.02
Loss from discontinued operations	(0.04)	(0.02)	(0.05)	(0.01)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(1.15)	$(0.10)	$(0.41)	$0.01

Diluted (loss) earnings per common share:
(Loss) income from continuing operations, net of noncontrolling interest	$(1.11)	$(0.08)	$(0.36)	$0.02
Loss from discontinued operations	(0.04)	(0.02)	(0.05)	(0.01)

Net (loss) income attributable to Arbor Realty Trust, Inc.	$(1.15)	$(0.10)	$(0.41)	$0.01

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2012

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount	Carrying Amount(4)
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multi-family	Various	IO	2014 - 2017	LIBOR + 3.49% - 5.60% Floor 0.48%	—	164,930,532	159,217,851
Office	NY	IO	2016	Fixed 6.30%	—	42,000,000	41,688,249

					—	206,930,532	200,906,100

Bridge loans less than 3% of carrying amount of total loans:
Multi-family	Various	IO	2013 - 2020	LIBOR + 1.50% - 10.34% Floor 0.20% - 1.00% Fixed 10.00% - 15.00%	11,000,000	417,675,556	411,235,300
Office	Various	IO	2013 - 2020	LIBOR + 1.80% - 8.00% Floor 0.24% - 5.50% Fixed 6.30%	—	141,092,838	136,725,524
Land	Various	IO	2013 - 2016	LIBOR + 2.00% - 4.50% Fixed 8.75% - 11.64%	—	131,413,011	75,227,710
Hotel	Various	IO / PI	2013 - 2017	LIBOR + 2.88% - 10.2% Floor 0.50% - 1.47%	—	66,942,284	66,942,284
Commercial	NY	PI	2017	LIBOR + 3.23% Floor 0.24%	—	23,322,617	23,322,617
Retail	Various	IO	2013 - 2016	LIBOR + 5.75% - 6.75% Floor 0.19% - 0.29%	—	19,350,000	19,238,419

					11,000,000	799,796,306	732,691,854

Total Bridge Loans					11,000,000	1,006,726,838	933,597,954

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans:
Multi-family	Various	IO / PI	2013 - 2046	LIBOR + 2.50% - 12.00% Floor 0.21% - 2.50% Fixed 4.00% - 11.00%	269,957,337	70,960,261	54,044,387
Office	Various	IO / PI	2015 - 2017	Fixed 9.39% - 10.00%	183,198,098	22,078,509	19,983,748
Land	CA	IO	2013	—	—	9,332,969	—
Commercial	NY	PI	2017	LIBOR + 4.23% Floor 0.24%	—	471,900	469,060
Condo	CA	IO	2013	LIBOR + 3.00% Floor 0.25%	32,838,073	10,000,000	—

Total Mezzanine Loans					485,993,5080	112,843,639	74,497,194

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2012

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount	Carrying Amount(4)
Junior Participations:
Junior participation loans in excess of 3% of carrying amount of total loans:
Office	Various	IO	2013 - 2016	LIBOR + 1.00% - 5.71%	107,861,151	135,000,000	135,000,000
Junior participation loans less than 3% of carrying amount of total loans:
Multi-family	MD	IO	2014	LIBOR + 1.25%	185,000,000	32,000,000	26,787
Office	Various	IO / PI	2015 - 2017	Fixed 4.00% - 12.80%	1,332,730,905	74,990,991	46,890,538
Hotel	Various	IO / PI	2014 - 2017	LIBOR + 1.79% Fixed 9.35%	72,632,653	38,671,507	34,999,993

Total Junior Participations					1,698,224,709	280,662,498	216,917,318

Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans:
Multi-family	Various	IO	2014 - 2020	LIBOR + 9.93% Fixed 2.36% - 12.00%	1,009,580,000	85,573,672	85,534,653
Condo	NY	IO	2014	Fixed 17.00%	10,000,000	15,250,000	15,119,934

Total Preferred Equity Loans					1,019,580,000	100,823,672	100,654,587

Total Loans					$3,214,798,217	$1,501,056,647	$1,325,667,053

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
The federal income tax basis is approximately $1.5 billion.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2012

        The following table reconciles the Company's loans and investments carrying amounts for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,302,440,660	$1,414,225,388	$1,700,774,288
Additions during period:
New loan originations	275,633,168	206,477,919	24,900,137
Funding of unfunded loan commitments(1)	7,271,166	3,660,638	8,198,836
Accretion of unearned revenue	2,794,627	2,203,739	1,498,207
Loan charge-offs	46,585,800	27,062,564	194,910,892
Recoveries of reserves	917,966	6,124,954	18,120,766
Reclassification of allowance for loan loss to real estate owned	—	31,710,929	—
Market value adjustments	—	—	8,758,598
Reclassification of interest receivable	—	—	3,344,907
Reclassification from due to borrowers	—	—	177,302
Deductions during period:
Loan payoffs	(171,822,185)	(108,668,220)	(134,272,783)
Proceeds and receivables from sale of loans	(17,945,000)	(31,450,000)	(60,000,000)
Proceeds used against junior loan participations	(34,000,000)	—	—
Loan paydowns	(13,889,148)	(55,307,130)	(41,463,722)
Loss on sale and restructuring of loans	—	(4,710,000)	(7,214,481)
Use of loan charge-offs	(46,585,800)	(27,062,564)	(194,910,892)
Loans converted to real estate owned	—	(114,810,469)	—
Provision for loan losses	(23,828,224)	(44,810,000)	(100,932,519)
Unearned revenue and costs	(1,905,977)	(2,207,088)	(5,550)
Market value adjustments	—	—	(7,658,598)

Balance at end of year	$1,325,667,053	$1,302,440,660	$1,414,225,388

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on this assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

        The Company's independent registered public accounting firm has issued a report on management's assessment of the Company's internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 15, 2013

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2013 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2013 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in the section captioned "Executive Compensation" of the 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2013 Proxy Statement is incorporated herein by reference.

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

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc./*\
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.§
3.5	Amended and Restated Bylaws of Arbor Realty Trust, Inc./*\/*\
4.1	Form of Certificate for Common Stock.*
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association.•
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association.•
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association.•
4.5	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate.§

Exhibit Number	Description
10.1	Second Amended and Restated Management Agreement, dated August 6, 2009, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. §§§
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*
10.4
Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	2003 Omnibus Stock Incentive Plan, (as amended and restated on June 18, 2009). §§§
10.7	Form of Restricted Stock Agreement.*
10.8	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.9	Form of Indemnification Agreement.*
10.10
Amended and Restated Loan Purchase and Repurchase Agreement, dated July 12, 2004, by and among Arbor Realty Funding LLC, as seller, Wachovia Bank, National Association, as purchaser, and Arbor Realty Trust, Inc., as guarantor.**
10.11
Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.†
10.12
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.‡
10.13
Master Repurchase Agreement, dated as of October 26, 2006, by and between Column Financial, Inc. and Arbor Realty SR, Inc. and Arbor TRS Holding Company Inc., as sellers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, as guarantors, and Arbor Realty Mezzanine LLC.‡‡
10.14
Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ♦
10.15
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
10.16
Credit Agreement, dated November 6, 2007, by and between Arbor Realty Funding, LLC, ARSR Tahoe, LLC, Arbor Realty Limited Partnership, and ART 450 LLC, as Borrowers, Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, and Arbor Realty SR, Inc., as Guarantors, and Wachovia Bank, National Association, as Administrative Agent. ♦♦♦

Exhibit Number	Description
10.17	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.18
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.19
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. §§
10.20
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036. §§
10.21
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. §§
10.22	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd.§§
10.23
Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. §§
10.24
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
10.25
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
10.26	Registration Rights Agreement, dated as of July 23, 2009, by and between Arbor Realty Trust, Inc. and Wachovia Bank, National Association, a national banking association.•

Exhibit Number	Description
10.27	First Amendment to First Amended and Restated Credit Agreement, dated as of December 16, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.•
10.28
Second Amendment to First Amended and Restated Credit Agreement, dated as of December 24, 2009, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders and Wells Fargo Bank, National Association, a national banking association, as the custodian.•
10.29
First Amendment to First Amended and Restated Revolving Loan Agreement, dated as of December 24, 2009, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.•
10.30
Third Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of January 20, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.•
10.31
Second Amendment and Waiver to First Amended and Restated Revolving Loan Agreement, dated as of February 2, 2010, among Arbor Realty Trust, Inc., a Maryland corporation, Arbor Realty GPOP, Inc., a Delaware corporation, Arbor Realty LPOP, Inc., a Delaware corporation, Arbor Realty Limited Partnership, a Delaware limited partnership, Arbor Realty SR, Inc., a Maryland corporation, Arbor Realty Collateral Management, LLC, as Borrowers, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder and initial lender.•

Exhibit Number	Description
10.32	Fourth Amendment and Waiver to First Amended and Restated Credit Agreement, dated as of February 2, 2010, among Arbor Realty Funding, LLC, a Delaware limited liability company, as a Borrower, ARSR Tahoe, LLC, a Delaware limited liability company, as a Borrower, Arbor ESH II LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Limited Partnership, a Delaware limited partnership, as a Borrower and a Guarantor, ART 450 LLC, a Delaware limited liability company, as a Borrower, Arbor Realty Trust, Inc., a Maryland corporation, as a Guarantor, Arbor Realty SR, Inc., a Maryland corporation, as a Borrower and a Guarantor, the several Lenders from time to time a party thereto, and Wachovia Bank, National Association, a national banking association, as administrative agent for the Lenders thereunder.•
10.33
Exchange Agreement, dated as of February 26, 2010, among Arbor Realty SR, Inc. and Taberna Preferred Funding I, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd.•
10.34
Revolving Bridge Loan and Security Agreement dated as of July 22, 2011, by and between Capital One, National Association as lender and Arbor Realty SR, Inc. as borrower, and Arbor Realty Trust, Inc. as guarantor.••
10.35	Underwriting Agreement, dated June 7, 2012, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Deutsche Bank Securities Inc.•••
10.36
Indenture, dated September 24, 2012, by and between Arbor Realty Collateralized Loan Obligation 2012-1, Ltd., Arbor Realty Collateralized Loan Obligation 2012-1, LLC, Arbor Realty SR, Inc. and U.S. Bank, National Association. ª
10.37
Placement Agreement, dated September 24, 2012, by and between Arbor Realty Collateralized Loan Obligation 2012-1, Ltd., Arbor Realty Collateralized Loan Obligation 2012-1, LLC and Sandler O'Neill & Partners, L.P. ª
10.38	Loan Obligation Purchase Agreement, dated September 24, 2012, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2012-1, Ltd.ª
10.39	Underwriting Agreement, dated October 5, 2012, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Deutsche Bank Securities Inc. ªª
10.40	Equity Distribution Agreement, dated December 31, 2012, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and JMP Securities LLC.
10.41
Indenture, dated January 28, 2013, by and between Arbor Realty Collateralized Loan Obligation 2013-1, Ltd., Arbor Realty Collateralized Loan Obligation 2013-1, LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.
10.42
Placement Agreement, dated January 28, 2013, by and between Arbor Realty Collateralized Loan Obligation 2013-1, Ltd., Arbor Realty Collateralized Loan Obligation 2013-1, LLC and Sandler O'Neill & Partners, L.P.
10.43	Loan Obligation Purchase Agreement, dated January 28, 2013, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2013-1, Ltd.
10.44
Underwriting Agreement, dated February 1, 2013, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Deutsche Bank Securities Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and MLV & Co. LLC. ªªª

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
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2012, filed on February 15, 2013, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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
**	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.
†	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2004.
‡	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005.
‡‡	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.
♦	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2006.
♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
♦♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
§	Incorporated by reference to the Registrant's Form 8-A which was filed with the Securities and Exchange Commission on February 1, 2013.

§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.
§§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.
•	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2009.
••	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2011.
•••	Incorporated by reference to the Registrant's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 12, 2012.
ª	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2012.
ªª	Incorporated by reference to the Registrant's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 11, 2012.
ªªª	Incorporated by reference to the Registrant's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on February 1, 2013.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 15, 2013.

ARBOR REALTY TRUST, INC.
By:	/s/ IVAN KAUFMAN
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 15, 2013
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 15, 2013
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	February 15, 2013
/s/ KAREN EDWARDS Karen Edwards	Director	February 15, 2013
/s/ WILLIAM HELMREICH William Helmreich	Director	February 15, 2013
/s/ WILLIAM C. GREEN William C. Green	Director	February 15, 2013
/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director	February 15, 2013

Signature	Title	Date

/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	February 15, 2013
/s/ JOSEPH MARTELLO Joseph Martello	Director	February 15, 2013