Form 10-Q
period 2013-06-30
ARBOR REALTY TRUST INC
filed 2013-08-02
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 43,136,975 outstanding (excluding 2,650,767 shares held in the treasury) as of August 2, 2013.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets:
Cash and cash equivalents	$50,712,074	$29,188,889
Restricted cash (includes $33,056,424 and $41,537,212 from consolidated VIEs, respectively)	34,147,603	42,535,514
Loans and investments, net (includes $1,322,272,207 and $1,113,745,356 from consolidated VIEs, respectively)	1,532,567,253	1,325,667,053
Available-for-sale securities, at fair value (includes $0 and $1,100,000 from consolidated VIEs, respectively)	2,511,525	3,552,736
Securities held-to-maturity, net	47,598,688	42,986,980
Investment in equity affiliates	59,368,740	59,581,242
Real estate owned, net (includes $80,787,215 and $80,787,215 from consolidated VIEs, respectively)	124,274,290	124,148,199
Due from related party (includes $7,279 and $0 from consolidated VIEs, respectively)	25,283	24,094
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $15,170,276 and $11,709,103 from consolidated VIEs, respectively)	63,089,178	55,148,624
Total assets	$1,933,342,583	$1,701,881,280

Liabilities and Equity:
Repurchase agreements and credit facilities	$101,097,436	$130,661,619
Collateralized debt obligations (includes $744,105,570 and $812,452,845 from consolidated VIEs, respectively)	744,105,570	812,452,845
Collateralized loan obligation (includes $264,500,000 and $87,500,000 from consolidated VIEs, respectively)	264,500,000	87,500,000
Junior subordinated notes to subsidiary trust issuing preferred securities	159,025,006	158,767,145
Notes payable	51,457,708	51,457,708
Mortgage note payable — real estate owned	53,751,004	53,751,004
Due to related party	1,902,881	3,084,627
Due to borrowers (includes $0 and $1,320,943 from consolidated VIEs, respectively)	17,556,616	23,056,640
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $17,767,315 and $22,013,896 from consolidated VIEs, respectively)	65,599,159	72,765,437
Total liabilities	1,536,118,513	1,470,620,158
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A cumulative redeemable preferred stock, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at June 30, 2013, no shares issued and outstanding at December 31, 2012; 7.75% Series B cumulative redeemable preferred stock, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at June 30, 2013, no shares issued and outstanding at December 31, 2012	67,654,655	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 45,787,742 shares issued, 43,136,975 shares outstanding at June 30, 2013 and 33,899,992 shares issued, 31,249,225 shares outstanding at December 31, 2012	457,877	339,000
Additional paid-in capital	582,842,587	493,211,222
Treasury stock, at cost — 2,650,767 shares at June 30, 2013 and December 31, 2012	(17,100,916)	(17,100,916)
Accumulated deficit	(207,260,372)	(207,558,257)
Accumulated other comprehensive loss	(31,305,199)	(39,561,700)
Total Arbor Realty Trust, Inc. stockholders’ equity	395,288,632	229,329,349
Noncontrolling interest in consolidated entity	1,935,438	1,931,773
Total equity	397,224,070	231,261,122
Total liabilities and equity	$1,933,342,583	$1,701,881,280

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$24,329,116	$19,502,713	$47,317,938	$39,109,120
Interest expense	10,333,073	9,770,807	20,975,317	21,532,207
Net interest income	13,996,043	9,731,906	26,342,621	17,576,913
Other revenue:
Property operating income	8,231,822	8,109,440	17,127,256	16,854,910
Other income, net	605,317	369,609	1,984,775	401,639
Total other revenue	8,837,139	8,479,049	19,112,031	17,256,549
Other expenses:
Employee compensation and benefits	2,968,678	2,381,817	6,052,317	4,866,595
Selling and administrative	2,969,733	2,191,769	5,159,016	3,852,002
Property operating expenses	7,161,334	7,363,040	14,031,493	14,497,378
Depreciation and amortization	1,827,595	1,512,024	3,459,726	2,660,980
Provision for loan losses (net of recoveries)	821,722	7,945,453	3,321,877	15,734,861
Management fee - related party	2,800,000	2,500,000	5,600,000	5,000,000
Total other expenses	18,549,062	23,894,103	37,624,429	46,611,816
Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and (provision) benefit for income taxes	4,284,120	(5,683,148)	7,830,223	(11,778,354)
Gain on extinguishment of debt	—	20,968,214	3,763,000	26,314,335
Loss from equity affiliates	(81,804)	(224,136)	(163,689)	(474,710)
Income before (provision) benefit for income taxes	4,202,316	15,060,930	11,429,534	14,061,271
(Provision) benefit for income taxes	—	(600,000)	—	801,558
Income from continuing operations	4,202,316	14,460,930	11,429,534	14,862,829

Gain on sale of real estate held-for-sale	—	—	—	3,487,145
Income from operations of real estate held-for-sale	—	1,138,899	—	1,465,446
Income from discontinued operations	—	1,138,899	—	4,952,591
Net income	4,202,316	15,599,829	11,429,534	19,815,420
Preferred stock dividends	1,152,617	—	1,685,945	—
Net income attributable to noncontrolling interest	53,833	53,811	107,484	107,622
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$2,995,866	$15,546,018	$9,636,105	$19,707,798

Basic earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.07	$0.57	$0.25	$0.60
Income from discontinued operations	—	0.05	—	0.20
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.07	$0.62	$0.25	$0.80

Diluted earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.07	$0.57	$0.25	$0.59
Income from discontinued operations	—	0.05	—	0.20
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.07	$0.62	$0.25	$0.79

Dividends declared per common share	$0.12	$0.075	$0.24	$0.075

Weighted average number of shares of common stock outstanding:
Basic	43,113,898	24,977,879	38,468,718	24,579,022
Diluted	43,555,495	25,267,459	38,921,834	24,805,807

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,202,316	$15,599,829	$11,429,534	$19,815,420
Unrealized gain (loss) on securities available-for-sale, net	58,789	(411,817)	58,789	(411,817)
Reclassification of unrealized gain on securities available-for-sale realized into earnings	(100,000)	—	(100,000)	—
Unrealized gain (loss) on derivative financial instruments	1,640,042	(3,468,402)	1,285,062	(4,734,869)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	3,516,886	3,950,019	7,012,650	9,146,648
Comprehensive income	9,318,033	15,669,629	19,686,035	23,815,382
Less:
Preferred stock dividends	1,152,617	—	1,685,945	—
Comprehensive income attributable to noncontrolling interest	53,833	53,811	107,484	107,622
Comprehensive income attributable to Arbor Realty Trust, Inc. common stockholders	$8,111,583	$15,615,818	$17,892,606	$23,707,760

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2013

(Unaudited)

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Non- controlling Interest	Total
Balance – January 1, 2013	—	$—	33,899,992	$339,000	$493,211,222	(2,650,767)	$(17,100,916)	$(207,558,257)	$(39,561,700)	$229,329,349	$1,931,773	$231,261,122
Issuance of common stock			11,625,000	116,250	88,384,501					88,500,751		88,500,751
Issuance of 8.25% Series A preferred stock	1,551,500	37,315,694								37,315,694		37,315,694
Issuance of 7.75% Series B preferred stock	1,260,000	30,338,961								30,338,961		30,338,961
Stock-based compensation			262,750	2,627	1,246,864					1,249,491		1,249,491
Distributions — common stock								(9,330,990)		(9,330,990)		(9,330,990)
Distributions —preferred stock								(1,685,945)		(1,685,945)		(1,685,945)
Distributions — preferred stock of private REIT								(7,230)		(7,230)		(7,230)
Net income								11,322,050		11,322,050	107,484	11,429,534
Distribution to non-controlling interest											(103,819)	(103,819)
Unrealized gain on securities available-for-sale									58,789	58,789		58,789
Reclassification of unrealized gain on securities available-for- sale realized into earnings									(100,000)	(100,000)		(100,000)
Unrealized gain on derivative financial instruments, net									1,285,062	1,285,062		1,285,062
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									7,012,650	7,012,650		7,012,650
Balance — June 30, 2013	2,811,500	$67,654,655	45,787,742	$457,877	$582,842,587	(2,650,767)	$(17,100,916)	$(207,260,372)	$(31,305,199)	$395,288,632	$1,935,438	$397,224,070

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$11,429,534	$19,815,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,459,726	2,716,972
Stock-based compensation	1,249,491	578,190
Gain on sale of securities	(1,100,000)	—
Gain on sale of real estate held-for-sale	—	(3,487,145)
Reversal of liabilities related to discontinued operations	—	(1,175,120)
Gain on extinguishment of debt	(3,763,000)	(26,314,335)
Provision for loan losses (net of recoveries)	3,321,877	15,734,861
Amortization and accretion of interest, fees and intangible assets, net	(855,523)	1,816,482
Change in fair value of non-qualifying swaps	1,040,379	718,788
Loss from equity affiliates	163,689	474,710
Changes in operating assets and liabilities:
Other assets	(335,388)	(4,216,312)
Distributions of operations from equity affiliates	48,813	48,851
Other liabilities	(41,279)	1,084,682
Change in restricted cash	(332,851)	83,093
Due to/from related party	(1,182,935)	(719,315)
Net cash provided by operating activities	$13,102,533	$7,159,822
Investing activities:
Loans and investments funded, originated and purchased, net	(285,483,359)	(88,248,229)
Payoffs and paydowns of loans and investments	70,432,700	114,877,983
Proceeds from sale of loan	—	17,945,000
Due to borrowers and reserves	(585,143)	(310,788)
Deferred fees	1,937,037	1,441,138
Purchase of securities held-to-maturity, net	(29,024,327)	(60,792,951)
Principal collection on securities held-to-maturity, net	24,611,838	26,650,036
Investment in real estate, net	(3,938,759)	(1,749,552)
Proceeds from sale of available-for-sale security	2,100,000	—
Proceeds from sale of real estate, net	—	24,131,557
Contributions to equity affiliates	—	(223,532)
Distributions from equity affiliates	—	52,518
Net cash (used in) / provided by investing activities	$(219,950,013)	$33,773,180
Financing activities:
Proceeds from repurchase agreements and credit facilities	88,043,151	86,330,470
Paydowns and payoffs of repurchase agreements and credit facilities	(117,607,334)	(35,137,876)
Payoff and paydown of mortgage notes payable	—	(20,750,000)
Proceeds from collateralized loan obligations	177,000,000	—
Payoffs and paydowns of collateralized debt obligations	(64,214,811)	(65,723,348)
Change in restricted cash	8,720,762	(10,448,344)
Payments on financial instruments underlying linked transactions	(97,567,458)	(27,099,099)
Receipts on financial instruments underlying linked transactions	91,913,598	24,293,352
Payments on swaps and margin calls to counterparties	(51,364,587)	(2,600,000)
Receipts on swaps and margin calls from counterparties	51,972,076	3,740,000
Purchases of treasury stock	—	(684,764)
Distributions paid to noncontrolling interest	(103,819)	(108,989)
Proceeds from issuance of common stock	91,696,328	18,900,000
Expenses paid on issuance of common stock	(3,194,741)	(1,175,746)
Proceeds from issuance of preferred stock	70,287,500	—
Expenses paid on issuance of preferred stock	(2,614,057)	—
Distributions paid on common stock	(9,330,990)	(1,818,691)
Distributions paid on preferred stock	(1,066,656)	—
Distributions paid on preferred stock of private REIT	(7,230)	(3,615)
Payment of deferred financing costs	(4,191,067)	398,979
Net cash provided by / (used in) financing activities	$228,370,665	$(31,887,671)
Net increase in cash and cash equivalents	$21,523,185	$9,045,331
Cash and cash equivalents at beginning of period	29,188,889	55,236,479
Cash and cash equivalents at end of period	$50,712,074	$64,281,810

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental cash flow information:
Cash used to pay interest	$23,611,936	$18,064,143
Cash used for taxes	$208,071	$136,074
Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$—
Distributions accrued on 7.75% Series B preferred stock	$352,625	$—
Accrued and unpaid expenses on preferred stock offering	$18,788	$—
Accrued and unpaid expenses on CLO offering	$500,000	$—
Transfer of real estate held-for-sale to first lien holder	$—	$41,440,000
Release of mortgage note payable held-for-sale	$—	$41,440,000
Satisfaction of participation loan	$—	$32,000,000
Retirement of participation liability	$—	$32,000,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

June 30, 2013

(Unaudited)

one-for-one basis.  In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to a pairing agreement, were redeemed simultaneously and cancelled by the Company.

In June 2010, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”) with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  On June 23, 2010, the SEC declared this shelf registration statement effective.  In June 2013, the Company filed a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

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

In December 2012, the Company entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time the Company could issue and sell through JMP up to 6,000,000 shares of our common stock.  Sales of the shares were made by means of ordinary brokers’ transactions at market prices prevailing at the time of sale, or at negotiated prices.  As of March 15, 2013, JMP sold all 6,000,000 common shares for total net proceeds of $45.6 million.  The Company used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

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

On March 27, 2013, the Company completed another public offering in which it sold 5,625,000 shares of its common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the underwriting discount and other offering expenses.  The Company used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.  The underwriters were granted an over-allotment option for 843,750 additional shares which expired in April 2013.

On May 9, 2013, the Company completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock generating net proceeds of approximately $28.9 million after deducting underwriting fees and estimated offering costs.  On May 15, 2013, the underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.  The Company used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

The Company had 43,136,975 shares of common stock outstanding at June 30, 2013 and 31,249,225 shares of common stock outstanding at December 31, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Further, in connection with the preparation of the consolidated interim financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2013 through the issuance of the Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to current period presentation.  During the fourth quarter of 2012, the Company sold a real estate investment that was part of a portfolio of hotel properties, resulting in a reclassification of the operating activity from property operating income and expenses to discontinued operations for all prior periods presented.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The Company places its cash and cash equivalents in high quality financial institutions.  The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

consolidated account balances at each institution periodically exceed Federal Deposit Insurance Corporation (FDIC) insurance coverage and the Company believes that this risk is not significant.

Restricted Cash

At June 30, 2013 and December 31, 2012, the Company had restricted cash of $34.1 million and $42.5 million, respectively.  Restricted cash primarily represents proceeds from the Company’s second CLO which will be used to purchase underlying assets, loan repayments on deposit with the trustees for the Company’s CDOs which will be used for principal repayments, unfunded loan commitments and interest payments received from loans.  As of January 2012, all three of the CDOs have reached their replenishment dates and principal repayments are remitted quarterly to the bond holders and the Company in the month following the quarter.  See Note 7 — “Debt Obligations.”  The Company’s real estate owned assets also had restricted cash balances totaling $1.1 million and $1.0 million as of June 30, 2013 and December 31, 2012, respectively, due to escrow requirements.  See Note 6 — “Real Estate Owned and Held-For-Sale.”

Loans, Investments and Securities

At the time of purchase, the Company designates a security as available-for-sale, held-to-maturity, or trading depending on the Company’s ability and intent to hold it to maturity.  The Company does not have any securities designated as trading as of June 30, 2013.  Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities held-to-maturity are reported at amortized cost.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.  The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions.  The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment to maturity.  Management closely monitors market conditions on which it bases such decisions.

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

June 30, 2013

(Unaudited)

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level that is believed to be adequate by management to absorb probable losses.  The Company had an allowance for loan losses of $146.6 million relating to 20 loans with an aggregate carrying value, before loan loss reserves, of approximately $247.6 million at June 30, 2013 and $161.7 million in allowance for loan losses relating to 20 loans with an aggregate carrying value, before loan loss reserves, of approximately $240.2 million at December 31, 2012.

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

Loss on restructured loans is recorded when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower.  When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring.  The reduction in the recorded investment is recorded as a charge to the Consolidated Statement of Operations in the period in which the loan is restructured.  In addition, a gain or loss may be recorded upon the sale of a loan to a third

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

party as a charge to the Consolidated Statement of Operations in the period in which the loan was sold.  No loss on sale and restructuring of loans was recorded for the six months ended June 30, 2013 and 2012.

Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which the Company grants a concession to a borrower or agrees to a discount in full or partial satisfaction of the loan; when the Company takes ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.  For the six months ended June 30, 2013 and 2012, the Company recorded charge-offs to the allowance for loan losses of $18.5 million and $12.8 million, respectively.

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

June 30, 2013

(Unaudited)

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

Given the transitional nature of some of the Company’s real estate loans, the Company may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  The Company will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed.  Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves.  The Company will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account.  As of June 30, 2013, the Company had total interest reserves of $7.4 million on 40 loans with an aggregate unpaid principal balance of $493.9 million and had three non-performing loans with an aggregate unpaid principal balance of $38.4 million with a funded interest reserve of $0.1 million.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.  The Company did not record interest income from such investments for the three and six month periods ended June 30, 2013 and 2012.

Property operating income — Property operating income represents income associated with the operations of commercial real estate properties classified as real estate owned.  The Company recognizes revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.  For the three and six months ended June 30, 2013, the Company recorded approximately $8.2 million and $17.1 million, respectively, of property operating income relating to its real estate owned properties, as compared to approximately $8.1 million and $16.9 million, respectively, for the three and six months ended June 30, 2012.  As of June 30, 2013 and 2012, the Company had two real estate owned properties, a portfolio of multifamily assets that was purchased by the Company out of bankruptcy and a portfolio of hotel assets that was transferred to the Company by the owner, a creditor trust.  Both of these portfolios were acquired in the first quarter of 2011.  See Note 6 — “Real Estate Owned and Held-For-Sale” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Other income, net — Other income, net represents net interest income and gains and losses recorded on the Company’s linked transactions, as well as loan structuring, defeasance, and miscellaneous asset management fees associated with the Company’s loans and investments portfolio.  The Company recognizes these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

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

Other Comprehensive Income / (Loss)

The Company divides comprehensive income or loss into net income (loss) and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities.  In addition, to the extent the Company’s derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss).  See “Derivatives and Hedging Activities” below.  At June 30, 2013, accumulated other comprehensive loss was $31.3 million and consisted of $31.7 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.4 million unrealized gain related to available-for-sale

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

securities.  At December 31, 2012, accumulated other comprehensive loss was $39.6 million and consisted of $40.0 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.4 million unrealized gain related to available-for-sale securities.

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

June 30, 2013

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

Recently Issued Accounting Pronouncements

In June 2013, the FASB issued updated guidance on the definition and measurement of investment companies.  The guidance does not address the applicability of investment company accounting for real estate entities and thus does not have a material effect on the Company’s Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at June 30, 2013 and December 31, 2012:

	June 30, 2013	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,198,479,237	71%	101	5.12%	19.7	0%	76%
Mezzanine loans	106,994,692	6%	24	5.80%	63.5	53%	86%
Junior participation loans	276,966,700	16%	8	4.29%	22.9	58%	79%
Preferred equity investments	110,323,672	7%	13	6.80%	61.8	59%	79%
	1,692,764,301	100%	146	5.13%	25.8	17%	78%

Unearned revenue	(13,633,283)
Allowance for loan losses	(146,563,765)
Loans and investments, net	$1,532,567,253

	December 31, 2012	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,006,726,838	67%	83	4.87%	25.0	0%	75%
Mezzanine loans	112,843,639	7%	24	4.94%	62.6	59%	88%
Junior participation loans	280,662,498	19%	9	3.90%	29.1	59%	79%
Preferred equity investments	100,823,672	7%	12	6.04%	72.2	77%	97%
	1,501,056,647	100%	128	4.77%	31.8	21%	80%

Unearned revenue	(13,683,281)
Allowance for loan losses	(161,706,313)
Loans and investments, net	$1,325,667,053

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk.  The Company is subject to concentration risk in that, as of June 30, 2013, the unpaid principal balance related to 31 loans with five different borrowers represented approximately 31% of total assets.  At December 31, 2012, the unpaid principal balance related to 23 loans with five different borrowers represented approximately 31% of total assets.  As of June 30, 2013 and December 31, 2012, the Company had 146 and 128 loans and investments, respectively.

As a result of the loan review process, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $220.2 million and a weighted average last dollar loan-to-value (“LTV”) ratio of 92%, compared to lower-risk loans with a carrying value, before loan loss reserves, of $1.4 billion and a weighted average last dollar LTV ratio of 76% at June 30, 2013.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of June 30, 2013 and December 31, 2012 is as follows:

	As of June 30, 2013
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$980,756,061	57.9%	3.2	13%	77%
Office	414,692,898	24.5%	3.2	31%	80%
Land	140,250,273	8.3%	4.2	0%	85%
Hotel	101,566,240	6.0%	3.5	18%	78%
Commercial	23,498,829	1.4%	3.0	0%	49%
Retail	16,750,000	1.0%	2.8	0%	71%
Condo	15,250,000	0.9%	3.7	54%	70%
Total	$1,692,764,301	100.0%	3.3	17%	78%

	As of December 31, 2012
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$771,140,021	51.4%	3.4	19%	79%
Office	415,162,338	27.6%	3.2	31%	81%
Land	140,745,980	9.4%	4.2	0%	86%
Hotel	105,613,791	7.0%	3.6	22%	78%
Commercial	23,794,517	1.6%	3.0	0%	50%
Retail	19,350,000	1.3%	2.9	0%	61%
Condo	25,250,000	1.7%	4.2	58%	90%
Total	$1,501,056,647	100.0%	3.4	21%	80%

Geographic Concentration Risk

As of June 30, 2013, 30%, 9%, 9% and 9% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, Texas and Florida, respectively.  As of December 31, 2012, 34%, 11%, 10% and 8% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, California, Texas and Florida, respectively.

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

During the three months ended June 30, 2013, the Company determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $12.9 million was less than the net carrying value of the loans, resulting in a $1.5 million provision for loan losses.  During the six months ended June 30, 2013, the Company determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $26.6 million was less than the net carrying value of the loans, resulting in a $4.0 million provision for loan losses.  In addition, during the three and six months ended June 30, 2013, the Company recorded $0.7 million, respectively of net recoveries of previously recorded loan loss reserves.  These recoveries were recorded in provision for loan losses on the Consolidated Statement of Operations.  The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $0.8 million and $3.3 million for the three and six months ended June 30, 2013, respectively.  The $1.5 million and $4.0 million of loan loss reserves recorded during the three and six months ended June 30, 2013 was attributable to four loans on which the Company had not previously recorded reserves.  The Company recorded an $8.6 million and $16.4 million provision for loan losses for the three and six months ended June 30, 2012, respectively, when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing one and three impaired loans, respectively, with an aggregate carrying value of $20.6 million and $55.4 million, respectively, were less than the net carrying value of the loans.  In addition, during the three and six months ended June 30, 2012, the Company recorded $0.6

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

million and $0.7 million, respectively of net recoveries of previously recorded loan loss reserves.  The effect of these recoveries resulted in a provision for loan losses, net of recoveries, of $8.0 million and $15.7 million for the three and six months ended June 30, 2012, respectively.  There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of June 30, 2013 and 2012.

At June 30, 2013, the Company had a total of 20 loans with an aggregate carrying value, before reserves, of $247.6 million for which impairment reserves have been recorded.  At December 31, 2012, the Company had a total of 20 loans with an aggregate carrying value, before loan loss reserves, of $240.2 million for which impairment reserves have been recorded.  Additionally, the Company has five loans with an unpaid principal balance totaling approximately $111.2 million at June 30, 2013, which mature in September 2013, that are collateralized by a land development project.  The loans do not carry a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%.  During the fourth quarter of 2010, the Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  The Company has recorded cumulative allowances for loan losses of $43.7 million related to these loans as of June 30, 2013.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of the changes in the allowance for loan losses is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2012

Allowance at beginning of the period	$161,706,313	$185,381,855
Provision for loan losses	4,000,000	16,396,064
Charge-offs	(18,461,330)	(12,763,663)
Recoveries of reserves	(681,218)	(697,341)
Allowance at end of the period	$146,563,765	$188,316,915

A summary of charge-offs and recoveries is as follows:

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Charge-offs:
Multi-family	$(4,789,815)	$(6,951,004)
Office	—	(5,812,659)
Hotel	(3,671,515)	—
Condo	(10,000,000)	—
Total	$(18,461,330)	$(12,763,663)

Recoveries:
Multi-family	$(681,218)	$(10,000)
Office	—	(687,341)
Total	$(681,218)	$(697,341)

Net Charge-offs	$(17,780,112)	$(12,066,322)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	1.1%	0.8%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

A summary of the Company’s impaired loans by asset class is as follows:

	June 30, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$72,817,504	$72,155,238	$50,116,428	$66,389,172	$432,625	$66,142,984	$1,381,705
Office	46,762,808	39,331,814	30,929,067	46,762,808	480,204	42,562,808	952,515
Land	139,063,945	136,157,821	65,518,270	139,063,945	—	139,050,225	—
Total	$258,644,257	$247,644,873	$146,563,765	$252,215,925	$912,829	$247,756,017	$2,334,220

	December 31, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$59,468,463	$59,277,872	$53,587,461	$61,930,906	$126,996	$63,717,216	$250,942
Office	38,362,808	30,545,156	28,929,067	41,755,321	387,241	41,785,210	812,136
Land	139,036,505	136,716,617	65,518,270	135,177,024	—	134,909,285	—
Hotel	3,671,507	3,671,507	3,671,515	33,671,507	244,935	33,671,507	491,637
Condo	10,000,000	10,000,000	10,000,000	10,000,000	86,306	10,000,000	172,566
Total	$250,539,283	$240,211,152	$161,706,313	$282,534,758	$845,478	$284,083,218	$1,727,281

(1)         Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)         Represents an average of the beginning and ending unpaid principal balance of each asset class.

During the quarter ended June 30, 2013, the Company recorded cash recoveries of $0.7 million.  During the quarter ended March 31, 2013, the Company wrote off a bridge loan, two mezzanine loans and a junior participation loan with a total carrying value of $18.5 million and recorded a charge-off to previously recorded reserves of $18.5 million as well as a cash recovery of less than $0.1 million.

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

As of June 30, 2013, six loans with an aggregate net carrying value of approximately $14.8 million, net of related loan loss reserves of $30.1 million, were classified as non-performing, all of which had loan loss reserves.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2012, nine loans with an aggregate net carrying value of approximately $14.9 million, net of related loan loss reserves of $45.1 million, were classified as non-performing, of which one loan with a carrying value of $5.0 million did not have a loan loss reserve.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

A summary of the Company’s non-performing loans by asset class as of June 30, 2013 and December 31, 2012 is as follows:

	As of June 30, 2013			As of December 31, 2012
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$9,492,835	$—	$9,492,835	$10,951,549	$—	$10,951,549
Office	10,406,138	—	10,406,138	10,373,229	—	10,373,229
Land	24,999,972	—	24,999,972	24,999,972	—	24,999,972
Hotel	—	—	—	3,671,507	—	3,671,507
Condo	—	—	—	10,000,000	—	10,000,000
Total	$44,898,945	$—	$44,898,945	$59,996,257	$—	$59,996,257

At June 30, 2013, the Company did not have any loans contractually past due 90 days or more that are still accruing interest.  During the quarter ended June 30, 2013, the Company did not refinance and/or modify or extend any loans considered to be trouble debt restructurings.  During the quarter and six months ended June 30, 2013, the Company refinanced and/or modified one loan with a unpaid principal balance of $6.3 million which was not considered by the Company to be a troubled debt restructuring, however, two loans with a combined unpaid principal balance of $14.6 million that were extended during the period were considered to be trouble debt restructurings.  During the quarter ended June 30, 2012, the Company refinanced and/or modified one loan with a unpaid principal balance of $8.4 million which was not considered by the Company to be a troubled debt restructuring.  During the six months ended June 30, 2012, the Company refinanced and/or modified two loans with a combined unpaid principal balance $43.8 million which were not considered by the Company to be troubled debt restructurings.  In addition, during the three and six months ended June 30, 2012, one loan with an unpaid principal balance of $35.0 million and two loans with a combined unpaid principal balance of $37.8 million, respectively, that were extended during the periods were considered to be trouble debt restructurings.  The Company had no unfunded commitments on the modified loans which were considered troubled debt restructurings as of June 30, 2013.

A summary of loan modifications and extensions by asset class that the Company considered to be troubled debt restructurings during the three and six months ended June 30, 2013 were as follows:

	For the Three Months Ended June 30, 2013					For the Six Months Ended June 30, 2013
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Extended Unpaid Principal Balance	Extended Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest

Multifamily	—	$—	—	$—	—	1	$6,192,666	5.96%	$6,192,666	5.96%
Office	—	—	—	—	—	1	8,400,000	8.24%	8,400,000	8.24%
Total	—	$—	—	$—	—	2	$14,592,666	7.27%	$14,592,666	7.27%

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

There were no loans which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of June 30, 2013 and 2012 and no additional loans were considered to be impaired due to the Company’s troubled debt restructuring analysis for the three and six months ended June 30, 2013 and 2012.  These loans were modified to increase the total recovery of the combined principal and interest from the loan.  Any loan modification is predicated upon a goal of maximizing the collection of the loan.  Loan terms that have been modified have included, but are not limited to interest rate, maturity date and in certain cases, principal amount.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 4 — Securities

The following is a summary of the Company’s securities classified as available-for-sale at June 30, 2013:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value
Common equity securities	$—	$58,789	$352,736	$411,525
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$2,100,000	$2,158,789	$352,736	$2,511,525

The following is a summary of the Company’s securities classified as available-for-sale at December 31, 2012:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value
Common equity securities	$—	$58,789	$293,947	$352,736
Collateralized debt obligation (CDO) bond	10,000,000	1,000,000	100,000	1,100,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$393,947	$3,552,736

The following is a summary of the underlying credit rating of the Company’s available-for-sale securities at June 30, 2013 and December 31, 2012:

	At June 30, 2013			At December 31, 2012
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total

CCC-	1	$2,100,000	100%	2	$3,100,000	100%

(1) Based on the rating published by Standard & Poor’s for each security.

The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which it purchased in 2007 for $16.7 million, and which had a fair value of $0.4 million at June 30, 2013.  As of June 30, 2013, a net unrealized gain of $0.4 million was recorded in accumulated other comprehensive loss related to these securities.

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The Company had two mezzanine loans with a total carrying value before loan loss reserves of $30.0 million related to this portfolio which were charged off in the fourth quarter of 2012.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 7.0 years, but has an estimated life of 0.9 years based on the extended maturity of the underlying asset and a fair value of $2.1 million at June 30, 2013.

The Company owned a CDO bond security, purchased at a discount in 2008 for $7.5 million, which bore interest at a spread of 30 basis points over LIBOR.  In May 2013, the Company sold the bond which had a carrying

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

value of $1.1 million for approximately $2.1 million and recorded a gain of approximately $1.1 million in other income in the Company’s Consolidated Statement of Operations, which includes the realization of an unrealized gain of $0.1 million that was reclassified out of accumulated other comprehensive loss.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company generally does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  No impairment was recorded on the Company’s available-for-sale securities for the three and six months ended June 30, 2013 and 2012.

The premium on the CMBS investment was fully amortized as of December 31, 2011.  For the three and six months ended June 30, 2013 and 2012, no discount was accreted from the CDO bond investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The following is a summary of the Company’s securities classified as held-to-maturity at June 30, 2013:

	Face Value	Amortized Cost	Carrying Value	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	$53,628,770	$47,598,688	$47,598,688	$1,102,692	$(46,274)	$48,655,106
Total securities held-to-maturity	$53,628,770	$47,598,688	$47,598,688	$1,102,692	$(46,274)	$48,655,106

The following is a summary of the Company’s securities classified as held-to-maturity at December 31, 2012:

	Face	Amortized	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Value	Gain	Loss	Fair Value
Residential mortgage-backed securities (RMBS)	$44,431,768	$42,986,980	$42,986,980	$169,450	$(3,306)	$43,153,124
Total securities held-to-maturity	$44,431,768	$42,986,980	$42,986,980	$169,450	$(3,306)	$43,153,124

The following is a summary of the underlying credit ratings of the Company’s held-to-maturity securities at June 30, 2013 and December 31, 2012:

	At June 30, 2013			At December 31, 2012
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total

AAA	1	$103,962	—	2	$407,514	1%
AA+	1	124,449	—	—	—	—
AA	—	—	—	1	167,196	1%
BB	3	2,777,608	6%	3	8,742,011	20%
CCC	1	19,601,625	41%	—	—	—
D	1	8,313,458	17%	1	9,496,933	22%
NR	8	16,677,586	36%	9	24,173,326	56%
	15	$47,598,688	100%	16	$42,986,980	100%

(1) Based on the rating published by Standard & Poor’s for each security.  NR stands for “not rated”.

During the six months ended June 30, 2013, the Company purchased three RMBS investments, at a discount of $4.7 million, for $25.8 million and two RMBS investments, at par, for a total of $3.2 million and received total principal paydowns of $24.6 million on the portfolio.  During the twelve months ended December 31, 2012, the Company purchased eight RMBS investments, at par, for a total of $31.8 million, eight RMBS investments, at a combined premium of $0.2 million, for a total of $22.9 million, and two RMBS investments, at a combined discount of $1.5 million, for $14.4 million, and received total principal paydowns of $55.2 million on the portfolio.  The total carrying value of the RMBS investments was $47.6 million and $43.0 million at June 30, 2013 and December 31, 2012, respectively.  The RMBS investments are collateralized by portfolios of residential properties, bear interest at a weighted average fixed rate of 3.73%, have a weighted average stated maturity of 25.0 years, but have weighted average estimated lives of 10.6 years based on the estimated maturity of the RMBS investments, and had a total fair value of $48.7 million at June 30, 2013.  Approximately $2.9 million of carrying value is estimated to mature within one year, $15.5 million is estimated to mature after one year through five years,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

and $29.3 million is estimated to mature after ten years.  The RMBS investments were financed with two repurchase agreements with financial institutions which generally finance between 80% to 90% of the value of each individual investment.  During the six months ended June 30, 2013, the Company financed $21.7 million of the RMBS investments and paid down the total debt by $19.4 million due to the principal paydowns received on the RMBS investments.  During the year ended December 31, 2012, the Company financed $55.5 million of the RMBS investments and paid down the total debt by $45.9 million due to the principal paydowns received on the RMBS investments.  The total repurchase agreement debt balance was $38.0 million and $35.8 million at June 30, 2013 and December 31, 2012, respectively.  See Note 7 — “Debt Obligations” for further details.

Securities held-to-maturity are carried at cost, net of unamortized premiums and discounts.  The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  No impairment was recorded on the Company’s securities held-to-maturity for the three and six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013 and 2012, approximately $0.1 million of premium was amortized and approximately $0.1 million of discount was accreted from the Company’s held-to-maturity investments, respectively.

At June 30, 2013, the Company owned two RMBS investments with deteriorated credit quality that had a total aggregate carrying value of $27.9 million.  At December 31, 2012 the Company owned an RMBS investment with deteriorated credit quality that had a carrying value of $9.5 million.

The weighted average yield on the Company’s CDO bond, CMBS and RMBS investments available-for-sale and held-to-maturity based on their face values was 3.87% and 3.70%, including the amortization of premium and the accretion of discount, for the three months ended June 30, 2013 and 2012, respectively, and 4.18% and 4.62%, including the amortization of premium and the accretion of discount, for the six months ended June 30, 2013 and 2012, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 5 — Investment in Equity Affiliates

The following is a summary of the Company’s investment in equity affiliates at June 30, 2013 and December 31, 2012:

	Investment in Equity Affiliates at		Unpaid Principal Balance to Equity Affiliates at
	June 30,	December 31,	June 30,
Equity Affiliates	2013	2012	2013

930 Flushing & 80 Evergreen	$217,197	$342,197	$23,498,829

450 West 33rd Street	—	—	—

St. John’s Development	—	—	25,000,000

Lightstone Value Plus REIT L.P.	55,988,409	55,988,409	—

JT Prime	851,000	851,000	—

West Shore Café	1,734,034	1,821,536	5,500,000

Ritz-Carlton Club	—	—	—

Lexford Portfolio	100	100	130,947,000

Issuers of Junior Subordinated Notes	578,000	578,000	—
Total	$59,368,740	$59,581,242	$184,945,829

The Company accounts for the 450 West 33rd Street and Lightstone Value Plus REIT L.P. investments under the cost method of accounting and the remaining investments under the equity method.

The following represents the change in the Company’s investments in equity affiliates:

930 Flushing & 80 Evergreen

In June 2003, ACM invested approximately $0.8 million in exchange for a 12.5% preferred interest in a joint venture that owns and operates two commercial properties.  The Company purchased this investment from ACM in August 2003.  In 2007, the Company had contributed an additional $1.2 million to this joint venture.  The Company had a $4.8 million bridge loan and a $3.5 million mezzanine loan outstanding to affiliated entities of the joint venture.  The loans required monthly interest payments based on one month LIBOR and matured in November 2006 and June 2006, respectively.  The bridge loan was extended for two one-year periods and during the second quarter of 2008, the Company was repaid in full.  In addition, in August 2005, the joint venture refinanced one of these properties with a $25.0 million amortizing bridge loan provided by the Company.  The loan originally was to mature in April 2016 and had a fixed rate of 6.45%.  However, the loan was modified in the third quarter of 2012 and now matures in August 2017, has a variable rate of LIBOR plus 3.23%, and has an outstanding principal balance of $23.0 million at June 30, 2013.  Proceeds from this loan were used to pay off senior debt as well as the Company’s $3.5 million mezzanine loan.  Excess proceeds were distributed to each of the members in accordance with the operating agreement of which the Company received $1.3 million, which was recorded as a return of capital in 2005.  In the third quarter of 2012, the Company also originated a mezzanine loan to the joint venture for $0.5 million which matures in August 2017, has a variable rate of LIBOR plus 4.23% with a LIBOR floor of 0.24%, and has an outstanding principal balance of $0.5 million at June 30, 2013.  During 2008, the Company received a $0.2 million return of capital from contribution made in 2007.  In addition, during 2010, the Company contributed an additional $0.1 million of capital, resulting in a balance of $0.6 million at December 31, 2010.  In the fourth quarter of 2011, the Company recorded $0.3 million of losses from the entity against the equity investment, which was also recorded

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

in loss from equity affiliates in the Company’s 2011 Consolidated Statement of Operations, reducing the balance of the investment to $0.2 million at December 31, 2011. In the second quarter of 2012, the Company contributed an additional $0.2 million of capital and during the three and six months ended June 30, 2013 and 2012, the Company recorded approximately $0.1 million of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s Consolidated Statement of Operations.  The balance of the investment was $0.2 million at June 30, 2013.

West Shore Café

In August 2010, the Company invested approximately $2.1 million in exchange for a 50% non-controlling interest with a 20% preferred return subject to certain conditions in the West Shore Café, a restaurant / inn on an approximate 12,463 square foot lakefront property in Lake Tahoe, California.  The Company also provided a $5.5 million first mortgage loan, $5.5 million of which was funded as of June 30, 2013, that matures in August 2013 and bears interest at a yield of 10.5%.  During the year ended December 31, 2011 and in the second quarter of 2012, the Company received distributions totaling approximately $0.2 million related to the preferred return, which were recorded as a return of investment.  During the three and six months ended June 30, 2013 and 2012, the Company recorded less than $0.1 million and $0.1 million, respectively, of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s Consolidated Statements of Operations, reducing the balance of the investment to $1.7 million at June 30, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 6 — Real Estate Owned and Held-For-Sale

Real Estate Owned

The Company had a $29.8 million loan secured by a portfolio of multifamily assets in various locations of the United States that had a maturity date of June 2010 and a weighted average interest rate of approximately 4.26%.  In prior years, the Company established an $18.4 million provision for loan loss related to this portfolio reducing its carrying value to $11.4 million as of December 31, 2010.  In March 2011, the Company purchased the portfolio of multifamily assets (the “Multifamily Portfolio”) securing this loan out of bankruptcy and assumed a $55.4 million first mortgage loan secured by the portfolio of assets.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $65.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  In the second quarter of 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage.  No gain or loss was recorded on the transaction as the asset was sold for its historical cost basis.  For the three and six months ended June 30, 2013, the Company recorded property operating income of $2.9 million and $5.8 million, respectively, property operating expense of $2.5 million and $5.0 million, respectively, which includes $0.2 million and $0.4 million, respectively, of interest expense, and depreciation of $0.8 million and $1.7 million, respectively.  For the three and six months ended June 30, 2012, the Company recorded property operating income of $2.8 million and $5.3 million, respectively, property operating expense of $2.5 million and $5.1 million, respectively, which includes $0.2 million and $0.4 million of interest expense, respectively, and depreciation of $0.7 million and $1.1 million, respectively.  At June 30, 2013, this investment’s balance sheet was comprised of land of $15.7 million, building and intangible asset of approximately $45.8 million, which is net of $8.2 million of accumulated depreciation and amortization, cash of $0.6 million, restricted cash of $0.9 million due to a first mortgage escrow requirement, other assets of $0.2 million, other liabilities of $1.3 million and a mortgage note payable of $53.8 million.

As of June 30, 2013, the Company’s seven multifamily properties classified as real estate owned had a weighted average occupancy rate of approximately 86%.

The Company had an $85.0 million loan secured by a portfolio of six hotel assets in Florida that had a maturity date of July 2014 and a weighted average interest rate of approximately 3.75%.  During 2010, the Company established a $13.4 million provision for loan loss related to this portfolio reducing its carrying value to $71.6 million as of December 31, 2010.  In February 2011, the portfolio of hotel assets (the “Hotel Portfolio”) securing this loan were transferred to the Company by the owner, a creditor trust.  The Company recorded this transaction as real estate owned in its first quarter 2011 Consolidated Financial Statements at a fair value of $67.3 million and the carrying value of the loan represented the fair value of the underlying collateral at the time of the transfer.  In the fourth quarter of 2012, one of the properties in the Hotel Portfolio was sold to a third party for $2.4 million and the Company recorded a gain on sale of $0.5 million.  For the three and six months ended June 30, 2013, the Company recorded property operating income of $5.3 million and $11.4 million, respectively, property operating expense of $4.6 million and $9.0 million, respectively, and depreciation of $1.0 million and $1.8 million, respectively.  For the three and six months ended June 30, 2012, the Company recorded property operating income of $5.3 million and $11.5 million, respectively, property operating expense of $4.8 million and $9.4 million, respectively, depreciation of $0.8 million and $1.6 million, respectively, and loss from discontinued operations of less than $0.1 million and income from discontinued operations of less than $0.1 million, respectively.  The operating results of the Hotel Portfolio are seasonal with the majority of revenues earned in the first two quarters of the calendar year.  At June 30, 2013, this investment’s balance sheet was comprised of land of $10.9 million, building of approximately $51.9 million, which is net of $7.7 million of accumulated depreciation, cash of $2.2 million, restricted cash of $0.2 million, other assets of $2.3 million, receivable from related party of $0.1 million and other liabilities of $3.5 million.

For the six months ended June 30, 2013, the Company’s five hotel properties classified as real estate owned had a weighted average occupancy rate of approximately 59%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Company had a $4.0 million bridge loan secured by a hotel located in St. Louis, Missouri that matured in 2009 and bore interest at a variable rate of LIBOR plus 5.00%.  In April 2009, the borrower delivered a deed-in-lieu of foreclosure to the Company.  As a result, during the second quarter of 2009 the Company recorded this investment on its Consolidated Balance Sheet as real estate owned at a fair value of $2.9 million.  The carrying value represented the fair value of the underlying collateral at the time of the transfer.  During the second quarter of 2011, through site visits and discussion with market participants, the Company determined that the asset exhibited indicators of impairment and performed an impairment analysis.  As a result of the impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $0.8 million in the Consolidated Statement of Operations.  During the third quarter of 2011, the Company entered into negotiations to sell the property to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, the Company reclassified this investment from real estate owned to real estate held-for-sale at a value of $1.9 million and reclassified property operating income and expenses and impairment loss for current and prior periods to discontinued operations in the Company’s Consolidated Financial Statements.  In addition, discontinued operations have not been segregated in the Company’s Consolidated Statements of Cash Flows.  In the fourth quarter of 2011, the Company recorded an additional impairment loss of $0.7 million in the Consolidated Statement of Operations, reducing the carrying value of the investment to $1.2 million. The Company sold the property in March 2012 and recorded a gain on sale of real estate held-for-sale of less than $0.1 million in its Consolidated Statement of Operations.  For the six months ended June 30, 2012, income from discontinued operations consisted of net property operating income of $0.2 million.

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

June 30, 2013

(Unaudited)

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

June 30, 2013

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

Repurchase Agreements and Credit Facilities

The following table outlines borrowings under the Company’s repurchase agreements and credit facilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement, financial institution, rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 1.81% and 1.75%, respectively	$22,762,000	$27,364,164	$35,072,000	$43,604,281
Repurchase agreement, financial institution, rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 2.02% and 1.73%, respectively	15,277,935	20,234,524	689,619	827,488
Repurchase agreement, financial institution, rolling monthly term, interest is variable based on one-month LIBOR	—	—	—	—
Warehousing credit facility, financial institution, $75.0 million committed line, expiration April 2015, interest is variable based on one-month LIBOR, the note rate was 2.48% and 3.00%, respectively	22,522,501	30,350,000	50,000,000	70,075,000
Warehousing credit facility, financial institution, $50.0 million committed line, expiration February 2014, interest is variable based on LIBOR the weighted average note rate was 2.73%	20,535,000	28,080,000	—	—
Warehousing credit facility, financial institution, $40.0 million committed line, expiration June 2014, interest is variable based on LIBOR	—	—	—	—
Warehousing credit facility, financial institution, $17.3 million committed line, interest was variable based on LIBOR or Prime, the weighted average note rate was 3.00%	—	—	17,300,000	30,000,000
Warehousing credit facility, financial institution, $12.6 million committed line, interest was variable based on LIBOR or Prime, the weighted average note rate was 3.00%	—	—	12,600,000	18,000,000
Revolving credit facility, financial institution, $20.0 million committed line, expiration May 2014, interest is fixed at 8.50% with an 8.50% non-use fee on the first $5.0 million, then a 1.00% non-use fee, the weighted average note rate was 8.50% and 8.00%, respectively	20,000,000	—	15,000,000	—
Total repurchase agreements and credit facilities	$101,097,436	$106,028,688	$130,661,619	$162,506,769

At June 30, 2013 and December 31, 2012, the weighted average note rate for the Company’s repurchase agreements and credit facilities was 3.53% and 3.25%, respectively.  There were no interest rate swaps on these

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

facilities at June 30, 2013 and December 31, 2012.  Including certain fees and costs, the weighted average note rate was 4.14% and 3.82% at June 30, 2013 and December 31, 2012, respectively.

In July 2011, the Company entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the six months ended June 30, 2013, the Company financed the purchase of four RMBS investments with this repurchase agreement for a total of $6.3 million and paid down the total debt by $18.6 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2012, the Company financed the purchase of 17 RMBS investments with this repurchase agreement for a total of $54.7 million and paid down the total debt by $45.7 million due to principal paydowns received on the RMBS investments.  See Note 4 — “Securities” for further details.  The total debt balance was $22.8 million and $35.1 million at June 30, 2013 and December 31, 2012, respectively.  The facility generally finances between 60% and 90% of the value of each investment, has a rolling monthly term, and bears interest at a rate of 125 to 200 basis points over LIBOR.  The facility also includes a minimum net worth covenant of $100.0 million.

In June 2012, the Company entered into another repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the six months ended June 30, 2013, the Company financed the purchase of an RMBS investment with this repurchase agreement for $15.4 million and paid down the total debt by $0.8 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2012 the Company financed the purchase of an RMBS investment for $0.8 million and paid down the debt by $0.1 million due to principal paydowns received on the RMBS investment.  The total debt balance was $15.3 million and $0.7 million at June 30, 2013 and December 31, 2012, respectively.  See Note 4 — “Securities” for further details.  The facility generally finances between 75% and 80% of the value of the investment, has a rolling monthly term, and bears interest at a rate of 180 to185 basis points over LIBOR.

In June 2013, the Company entered into another repurchase agreement with a financial institution to finance the purchase of RMBS investments.  At June 30, 2013, this facility was not used for RMBS investments classified as held-to-maturity.

In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In January 2013, the Company amended the facility, increasing the committed amount to $75.0 million.  In April 2013, the facility was amended to bear interest at a rate of 225 basis points over LIBOR which was originally 275 basis points over LIBOR, required a 0.25% commitment fee, which was originally 1.0%, upon closing, matures in April 2015 with a one year extension option on outstanding advances that requires two 5% paydowns and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility also has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates.  At June 30, 2013, the outstanding balance of this facility was $22.5 million.

In February 2013, the Company entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, matures in February 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At June 30, 2013, the outstanding balance of this facility was $20.5 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

In June 2013, the Company entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in June 2014, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At June 30, 2013, this facility was not used.

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

In May 2012, the Company entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by the Company’s CDO entities that have been repurchased by the Company.  This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line.  The facility also includes a debt service coverage ratio requirement for the posting of collateral.  In January 2013, the Company amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment.  The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee.  In May 2013, the Company extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed.  If not extended in May 2014, there will be a $0.1 million fee.  At June 30, 2013, the outstanding balance of this facility was $20.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Collateralized Debt Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of June 30, 2013:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.12%	$127,372,181	$133,127,478	$284,732,671	$235,067,531	$—	$—	$—	$34,681	$188,349,668
CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.29%	230,006,381	235,919,273	394,454,071	344,198,943	—	—	—	2,241,087	178,271,174
CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.74%	366,282,297	375,058,819	484,908,993	454,317,526	—	—	—	2,238,167	237,892,280
Total CDOs	$723,660,859	$744,105,570	$1,164,095,735	$1,033,584,000	$—	$—	$—	$4,513,935	$604,513,122

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of December 31, 2012:

	Debt		Collateral
			Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.28%	$133,994,136	$139,856,472	$299,881,599	$238,852,726	$—	$—	$—	$1,036,155	$207,772,049
CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.24%	231,186,301	237,209,429	395,266,909	345,919,525	10,000,000	1,100,000	1,100,000	470,952	188,271,174
CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.68%	426,458,233	435,386,944	515,403,735	485,235,214	—	—	—	24,819,361	244,697,945
Total CDOs	$791,638,670	$812,452,845	$1,210,552,243	$1,070,007,465	$10,000,000	$1,100,000	$1,100,000	$26,326,468	$640,741,168

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

(1) Amounts include loans to real estate assets consolidated by the Company that were reclassified to real estate owned and held-for- sale, net on the Consolidated Financial Statements.

(2) The security with a fair value of $1,100,000 was rated a CCC- at December 31, 2012 by Standard & Poor’s and was sold in  May 2013.

(3) Represents restricted cash held for principal repayments in the CDOs.  Does not include restricted cash related to interest  payments, delayed fundings and expenses.

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

At June 30, 2013 and December 31, 2012, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 1.97% and 1.87%, respectively.  Excluding the effect of swaps, the weighted average note rate at June 30, 2013 and December 31, 2012 was 0.83% and 0.86%, respectively.  Including certain fees and costs, the weighted average note rate was 2.94% and 2.77% at June 30, 2013 and December 31, 2012, respectively.

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

As of January 15, 2012, CDO III has reached the end of its replenishment date.  Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed are recorded as a reduction of the CDO liability.  CDO III has a $100.0 million revolving note class that provided a revolving note facility.  The outstanding note balance for CDO III was $375.1 million at June 30, 2013 which included $68.5 million outstanding under the revolving note facility.

In the first quarter of 2013, the Company purchased, at a discount, a $7.1 million investment grade rated Class H note originally issued by its CDO III issuing entity for a price of $3.3 million from a third party investor and recorded a gain on extinguishment of debt of $3.8 million in its 2013 Consolidated Statement of Operations.

During the three and six months ended June 30, 2012, the Company purchased, at a discount, $42.7 million and $57.2 million, respectively, of investment grade rated Class B, C, D, E, F, G and H notes originally issued by its CDO II and CDO III issuing entities for a price of $21.7 million and $30.9 million, respectively, from third party investors and recorded a net gain on extinguishment of debt of $21.0 million and $26.3 million, respectively, in its 2012 Consolidated Statement of Operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The following table sets forth the face amount and gain on extinguishment of the Company’s CDO bonds repurchased in the following periods by bond class:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain

B	$—	$—	$—	$—	$—	$—	$13,000,000	$4,615,000
C	—	—	3,329,509	1,200,182	—	—	3,329,509	1,200,182
D	—	—	10,350,000	4,537,503	—	—	10,350,000	4,537,503
E	—	—	6,250,000	2,850,787	—	—	7,765,276	3,581,908
F	—	—	9,708,556	5,048,417	—	—	9,708,556	5,048,417
G	—	—	8,672,039	4,777,138	—	—	8,672,039	4,777,138
H	—	—	4,403,771	2,554,187	7,100,000	3,763,000	4,403,771	2,554,187
Total	$—	$—	$42,713,875	$20,968,214	$7,100,000	$3,763,000	$57,229,151	$26,314,335

In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $20.4 million remains at June 30, 2013.  See “Liquidity and Capital Resources - Junior Subordinated Notes” below for further details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Collateralized Loan Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligations as of June 30, 2013:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted
	Value	Value	Principal	Value	Cash

CLO I — Issued two investment grade tranches September 24, 2012. Replacement period through September 2014. Stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.64%	$87,500,000	$87,500,000	$125,000,146	$124,646,506	$86,504
CLO II — Issued two investment grade tranches January 28, 2013. Replacement period through January 2015. Stated maturity date of February 2023. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.59%	177,000,000	177,000,000	245,437,960	244,828,912	14,200,126
Total CLOs	$264,500,000	$264,500,000	$370,438,106	$369,475,418	$14,286,630

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligation as of December 31, 2012:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted
	Value	Value	Principal	Value	Cash

CLO I — Issued two investment grade tranches September 24, 2012. Replacement period through September 2014. Stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.65%	$87,500,000	$87,500,000	$125,086,650	$124,525,103	$—

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

June 30, 2013

(Unaudited)

amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 4.35%.  The Company accounts for this transaction on its balance sheet as a financing facility.

On January 28, 2013, the Company completed its second CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through a newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. (the “Issuer”) and Arbor Realty Collateralized Loan Obligation 2013-1, LLC (the “Co-Issuer” and together with the Issuer, the “Issuers”).  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company’s existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO.  Subsequently, the Issuer owns loan obligations with a face value of approximately $260.0 million.  The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of approximately $83.0 million.  The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on March 15, 2013, to and including February 15, 2023, the stated maturity date of the notes.  The Company incurred approximately $3.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 3.00%.  The Company accounts for this transaction on its balance sheet as a financing facility.

The Company’s CLO vehicles are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements.  The two investment grade tranches are treated as a secured financing, and are non-recourse to the Company.

At June 30, 2013 and December 31, 2012, the aggregate weighted average note rate for the Company’s collateralized loan obligations was 2.93% and 3.65%, respectively.  Including certain fees and costs, the weighted average note rate was 3.43% and 4.33% at June 30, 2013 and December 31, 2012, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Junior Subordinated Notes

The following table outlines borrowings under the Company’s junior subordinated notes as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	Debt	Debt
	Carrying	Carrying
	Value	Value

Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.15% and 3.18%, respectively	$25,333,726	$25,289,857
Junior subordinated notes, maturity April 2035, unsecured, face amount of $7.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.48% and 3.51%, respectively	6,305,817	6,296,128
Junior subordinated notes, maturity March 2034, unsecured, face amount of $28.0 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.15% and 3.18%, respectively	25,333,726	25,289,857
Junior subordinated notes, maturity March 2034, unsecured, face amount of $27.3 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.15% and 3.18%, respectively	24,699,695	24,656,921
Junior subordinated notes, maturity June 2036, unsecured, face amount of $14.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.79% and 2.83%, respectively	13,179,730	13,160,155
Junior subordinated notes, maturity April 2037, unsecured, face amount of $15.7 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.71% and 2.74%, respectively	14,163,409	14,142,185
Junior subordinated notes, maturity April 2037, unsecured, face amount of $31.5 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.71% and 2.74%, respectively	28,453,396	28,410,761
Junior subordinated notes, maturity April 2035, unsecured, face amount of $21.2 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 3.48% and 3.51%, respectively	19,178,050	19,147,508
Junior subordinated notes, maturity June 2036, unsecured, face amount of $2.6 million, interest rate fixed until 2012 then variable based on three-month LIBOR, the weighted average note rate was 2.79% and 2.83%, respectively	2,377,457	2,373,773

Total junior subordinated notes	$159,025,006	$158,767,145

The carrying value under these facilities was $159.0 million at June 30, 2013 and $158.8 million at December 31, 2012, which is net of a deferred amount of $16.8 million and $17.1 million, respectively.  The current weighted average note rate was 3.05% and 3.08% at June 30, 2013 and December 31, 2012, respectively, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.09% and 3.12% at June 30, 2013 and December 31, 2012, respectively.  Including certain fees and costs, the weighted average note rate was 3.27% and 3.35% at June 30, 2013 and December 31, 2012, respectively.  The impact of these variable interest entities with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bore a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”).  Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $16.8 million at June 30, 2013, is being amortized into expense over the life of the notes.  The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.  The terms of the Modification Period expired in April 2012.

The junior subordinated notes are unsecured, have original maturities of 25 to 28 years, pay interest quarterly at a fixed rate or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Note payable relating to investment in equity affiliates, $50.2 million, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$50,157,708	$55,988,411	$50,157,708	$55,988,411

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Total notes payable.	$51,457,708	$57,288,411	$51,457,708	$57,288,411

At June 30, 2013 and December 31, 2012, the aggregate weighted average note rate for the Company’s notes payable was 3.95%, respectively.  There were no interest rate swaps on the notes payable at June 30, 2013 and December 31, 2012.

In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company’s profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone Value Plus REIT, L.P.  The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company’s interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.  At June 30, 2013, the outstanding balance of this note was $50.2 million.

The Company also has a junior loan participation with an outstanding balance at June 30, 2013 of $1.3 million on a $1.3 million bridge loan.  Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  The Company’s obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Note Payable — Real Estate Owned

During 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by the Multifamily Portfolio.  The real estate investment was classified as real estate owned in the Company’s Consolidated Balance Sheet in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.  In June 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million at June 30, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Debt Covenants

The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  The Company was in compliance with all financial covenants and restrictions at June 30, 2013.

The Company’s CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and the Company would not receive any residual payments until that CDO or CLO regained compliance with such tests.  The Company’s CDOs and CLOs were in compliance with all such covenants as of June 30, 2013, as well as on the most recent determination date in July 2013.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs or CLOs.  However, the Company may not have sufficient liquidity available to do so at such time.

The chart below is a summary of the Company’s CDO and CLO compliance tests as of the most recent determination date in July 2013:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II

Overcollateralization (1)

Current	176.69%	139.10%	106.61%	142.96%	146.89%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	590.16%	509.66%	621.88%	255.32%	367.57%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The chart below is a summary of the Company’s CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II

July 2013	176.69%	139.10%	106.61%	142.96%	146.89%

April 2013	174.76%	138.97%	106.56%	142.96%	146.89%

January 2013	172.73%	138.89%	105.90%	142.96%	—

October 2012	171.36%	138.59%	105.64%	—	—
				—	—
July 2012	168.66%	144.75%	106.96%	—	—

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

June 30, 2013

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The following is a summary of the derivative financial instruments held by the Company as of June 30, 2013 and December 31, 2012 (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation\ Cash Flow	Derivative	Count	June 30, 2013	Count	December 31, 2012	Expiration Date	Sheet Location	June 30, 2013	December 31, 2012

Non- Qualifying	Basis Swaps	2	$58,537	8	$603,524	2013 - 2015	Other Assets	$25	$128

Non- Qualifying	LIBOR Caps	—	$—	1	$6,000	—	Other Assets	$—	$—

Qualifying	LIBOR Cap	—	$—	1	$73,301	—	Other Assets	$—	$—

Qualifying	Interest Rate Swaps	14	$297,628	14	$312,227	2014 - 2017	Other Liabilities	$(29,782)	$(37,755)

Non- Qualifying	Forward Contracts	20	$—	12	$—	2014 - 2036	Other Assets	$15,494	$10,800

The fair value of Non-Qualifying Basis Swap Hedges was less than $0.1 million and $0.1 million as of June 30, 2013 and December 31, 2012, respectively, and was recorded in other assets in the Consolidated Balance Sheets.  These basis swaps are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  During the six months ended June 30, 2013, six basis swaps matured with a combined notional value of approximately $464.4 million and the notional value of two basis swaps decreased by approximately $80.6 million pursuant to the contractual terms of the respective swap agreement.  The Non-Qualifying LIBOR Cap Hedge with a notional value of approximately $6.0 million at December 31, 2012 also matured during the six months ended June 30, 2013.  The Company entered into this hedge in the fourth quarter of 2010 due to a loan agreement which required a LIBOR Cap of 1%.  During the six months ended June 30, 2012, a basis swap matured with a notional value of approximately $110.1 million and the notional value of two basis swaps decreased by approximately $109.4 million pursuant to the contractual terms of the respective swap agreements.  For the three months ended June 30, 2013 and 2012, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Caps was less than $(0.1) million and $(0.3) million, respectively, and for the six months ended June 30, 2013 and 2012, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Caps was $(0.1) million and $(0.7) million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

The fair value of Qualifying Interest Rate Swap Cash Flow Hedges as of June 30, 2013 and December 31, 2012 was $(29.8) million and $(37.8) million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets.  The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the six months ended June 30, 2013, the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement.  The Qualifying LIBOR Cap Hedge with a notional value of approximately $73.3 million at December 31, 2012 also matured during the six months ended June 30, 2013.  The Company entered into this hedge in the first quarter of 2011due to a loan agreement which required a LIBOR Cap of 2%.  During the six months ended June 30, 2012, eight interest rate swaps matured with a combined notional value of approximately $171.2 million and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

respective swap agreement.  As of June 30, 2013, the Company expects to reclassify approximately $(13.8) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  As of June 30, 2013 and December 31, 2012, the Company has a net deferred loss of $1.9 million and $2.2 million, respectively, in accumulated other comprehensive loss.  The Company recorded $0.2 million and $0.2 million as additional interest expense related to the amortization of the loss for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended June 30, 2013 and 2012, respectively.  The Company recorded $0.4 million and $0.5 million as additional interest expense related to the amortization of the loss for the six months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the six months ended June 30, 2013 and 2012, respectively.  The Company expects to record approximately $0.6 million of net deferred loss to interest expense over the next twelve months.

The fair value of Non-Qualifying Forward Contracts was $15.5 million as of June 30, 2013 and was recorded in other assets in the Consolidated Balance Sheets and consisted of $143.2 million of RMBS investments net of $0.7 million of net losses in fair value and $127.0 million of repurchase financing.  The fair value of Non-Qualifying Forward Contracts was $10.8 million as of December 31, 2012 and was recorded in other assets in the Consolidated Balance Sheets and consisted of $75.3 million of RMBS investments, net of $64.6 million of repurchase financing.  During the six months ended June 30, 2013, the Company purchased nine RMBS investments for $85.3 million and financed the purchases with repurchase agreements totaling $73.7 million, which are accounted for as linked transactions and considered forward contracts.  The repurchase agreements generally finance 80% - 90% of the purchase and bear interest at a rate of 125 to 175 basis points over LIBOR.  The Company received total principal paydowns on the RMBS of $17.3 million and paid down the associated repurchase agreement by $12.3 million.  During the six months ended June 30, 2012, the Company purchased five RMBS investments for $25.9 million and financed 80% - 90% of the purchases with repurchase agreements totaling $22.4 million, which are accounted for as linked transactions and considered forward contracts.  The Company received total principal paydowns on the RMBS of $1.9 million and paid down the associated repurchase agreement by $1.2 million.  For the six months ended June 30, 2013, $1.1 million of net interest income and a $0.9 million decrease in fair value was recorded to other income in the Consolidated Statement of Operations.  For the six months ended June 30, 2012, $0.3 million of net interest income and a $0.1 million increase in fair value was recorded to other income in the Consolidated Statement of Operations.  The RMBS investments bear interest at a weighted average fixed rate of 3.04%, have a weighted average stated maturity of 23.2 years, but have weighted average estimated lives of 9.1 years based on the estimated maturities of the RMBS investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of June 30, 2013 and 2012 (dollars in thousands):

		Amount of (Gain) Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Six Months Ended		Amount of (Loss) Gain Recognized in Interest Expense (Ineffective Portion) For the Six Months Ended		Amount of (Loss) Gain Recognized in Other Income For the Six Months Ended
Designation \Cash Flow	Derivative	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Non-Qualifying	Basis Swaps/Caps	$—	$—	$—	$—	$(7)	$159	$—	$—

Qualifying	InterestRate Swaps/ Cap	$(1,285)	$4,735	$(7,013)	$(9,147)	$—	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$(937)	$65

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of June 30, 2013 and December 31, 2012 of approximately $(31.7) million and approximately $(40.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(29.8) million and $(37.8) million, respectively, deferred losses on terminated interest swaps of $(2.3) million and $(2.7) million, respectively, and deferred net gains on termination of interest swaps of $0.4 million and $0.5 million, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(15.5) million and $(19.2) million, respectively.  As of June 30, 2013 and December 31, 2012, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $15.7 million and $20.0 million, respectively, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 58 VIEs in which it has a variable interest as of June 30, 2013 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $765.7 million and exposure to real estate debt of approximately $4.4 billion at June 30, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of June 30, 2013:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$438,632,837	$438,632,837
Loans and equity investments	130,482,324	130,482,324
RMBS	193,864,344	193,864,344
CMBS	2,100,000	2,100,000
Junior subordinated notes (3)	578,000	578,000
Total	$765,657,505	$765,657,505

(1) Represents the carrying amount of loans and investments before reserves.  At June 30, 2013, $219.4 million of loans to VIEs had corresponding loan loss reserves of approximately $134.5million and $33.7 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) The Company’s maximum exposure to loss as of June 30, 2013 would not exceed the carrying amount of its investment.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:

Loans and investments, net	$1,532,567,253	$1,552,474,916	$1,325,667,053	$1,316,001,339
Available-for-sale securities	2,511,525	2,511,525	3,552,736	3,552,736
Securities held-to-maturity, net	47,598,688	48,655,106	42,986,980	43,153,124
Derivative financial instruments	15,519,286	15,519,286	10,927,551	10,927,551

Financial liabilities:

Repurchase agreements and credit facilities.	$101,097,436	$100,851,895	$130,661,619	$130,363,126
Collateralized debt obligations	744,105,570	558,970,396	812,452,845	590,901,757
Collateralized loan obligations	264,500,000	266,077,500	87,500,000	87,500,000
Junior subordinated notes	159,025,006	100,627,567	158,767,145	99,984,066
Notes payable	51,457,708	47,334,066	51,457,708	46,743,406
Mortgage note payable - real estate owned	53,751,004	51,444,528	53,751,004	50,005,874
Derivative financial instruments	29,782,120	29,782,120	37,754,775	37,754,775

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

Available-for-sale securities:  Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.  The fair values of certain CMBS securities are estimated by the Company using significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

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

June 30, 2013

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

Junior subordinated notes:  Fair values are estimated based on discounted expected future cash flows at a yield which reflects current market interest rates and credit spreads.

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

June 30, 2013

(Unaudited)

securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available–for–sale securities and derivative financial instruments.  The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2013:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$2,511,525	$2,511,525	$411,525	$—	$2,100,000
Derivative financial instruments (2)	15,519,286	15,519,286	—	24,791	15,494,495
Financial liabilities:
Derivative financial instruments	$29,782,120	$29,782,120	$—	$29,782,120	$—

(1) For the six months ended June 30, 2013, the Company’s equity securities available-for-sale were measured using Level 1 inputs and the Company’s CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

(2) For the six months ended June 30, 2013, the Company’s basis swap derivatives were measured using Level 2 inputs and the Company’s forward contract derivatives were measured using Level 3 inputs.

Available-for-sale securities:  Fair values are approximated based on current market quotes received from financial sources that trade such securities.  The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs.  The fair value of a CMBS security is estimated by the Company using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

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

June 30, 2013

(Unaudited)

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale	Derivative
	Securities	Financial Instruments

Balance as of December 31, 2012	$3,200,000	$10,799,536

Adjustments to fair value:

Additions (1)	—	10,719,127

Paydowns (2)	—	(5,087,012)

Net changes in fair value (3)	—	(937,156)

Sale (4)	(1,100,000)	—

Balance as of June 30, 2013	$2,100,000	$15,494,495

(1)  Represents forward contract derivatives recorded at fair value in the six months ended June 30, 2013.

(2)  Represents the paydowns on the forward contracts during the six months ended June 30, 2013.

(3)  Represents the net change in fair value recorded to other income during the six months ended June 30, 2013.

(4)  Represents the sale of a CDO bond investment in May 2013.

The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis, such as impaired loans.  The fair value of these financial assets was determined using the following inputs as of June 30, 2013:

	Net		Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$101,081,108	$125,012,977	$—	$—	$125,012,977

(1) The Company had an allowance for loan losses of $146.6 million relating to 20 loans with an aggregate carrying value, before loan loss reserves, of approximately $247.6 million at June 30, 2013.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	At June 30, 2013

		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)

Financial assets:
Impaired loans (1):

Multi-family	$31,845,565	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	7.50% to 8.00% (7.92%) 6.00% to 8.25% (7.10%) 2.00% to 3.00% (2.17%)
Office	11,167,440	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.00% to 10.00% (9.33%) 7.50% to 8.50% (8.07%) 0.00% to 3.00% (2.53%)
Land	76,000,000 5,999,972	Discounted cash flows Comparable sales and discounted cash flows	Discount rate Capitalization rate Revenue growth rate Dollar per acre Discount rate	15.50% 9.73% 5.40% $293K/Acre 11.00%
CMBS	2,100,000	Discounted cash flows	Discount rate	14.00%
Forward Contract Derivatives	15,494,495	Valuation models	Discount rate Loss severity Cumulative default rate Voluntary prepayment rate	(2) (2) (2) (2)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Impaired Loans and CMBS:  The Asset Management department is responsible for the Company’s valuation policies and procedures and analyzes changes in fair value from period to period through its quarterly impairment analysis.  Many methods are used to develop and substantiate unobservable inputs such as analyzing discount and capitalization rates as well as researching revenue and expense growth. Significant increases in discount or capitalization rates in isolation would result in a significantly lower fair value measurement while significant increases in revenue growth rates in isolation would result in a significantly higher fair value measurement.  Significant decreases in discount or capitalization rates in isolation would result in a significantly higher fair value measurement while significant decreases in revenue growth rates in isolation would result in a significantly lower fair value measurement.

Forward Contract Derivatives:  Fair value is approximated based on internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities.  Significant unobservable inputs used to calculate the quotes are not readily available to the Company.

The Company measures certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following inputs as of June 30, 2013:

	Carrying	Fair	Fair Value Measurements Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,532,567,253	$1,552,474,916	$—	$—	$1,552,474,916
Securities held-to-maturity, net	47,598,688	48,655,106	—	—	48,655,106
Financial liabilities:
Repurchase agreements and credit facilities	$101,097,436	$100,851,895	$—	$—	$100,851,895
Collateralized debt obligations	744,105,570	558,970,396	—	—	558,970,396
Collateralized loan obligation	264,500,000	266,077,500	—	—	266,077,500
Junior subordinated notes	159,025,006	100,627,567	—	—	100,627,567
Notes payable	51,457,708	47,334,066	—	—	47,334,066
Mortgage note payable — real estate owned	53,751,004	51,444,528	—	—	51,444,528

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

June 30, 2013

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

Note 11 — Commitments and Contingencies

Contractual Commitments

As of June 30, 2013, the Company had the following material contractual obligations (dollars in thousands):

Contractual	Payments Due by Period (1)
Obligations	2013	2014	2015	2016	2017	Thereafter	Total

Repurchase agreements and credit facilities	$38,040	$40,535	$22,522	$—	$—	$—	$101,097
Collateralized debt obligations (2)	137,486	276,615	100,951	151,478	77,576	—	744,106
Collateralized loan obligations (3)	—	8,525	50,853	44,320	32,650	128,152	264,500
Junior subordinated notes (4)	—	—	—	—	—	175,858	175,858
Notes payable	1,300	—	—	50,158	—	—	51,458
Mortgage note payable — real estate owned (5)	—	53,751	—	—	—	—	53,751

Totals	$176,826	$379,426	$174,326	$245,956	$110,226	$304,010	$1,390,770

(1)           Represents principal amounts due based on contractual maturities.

(2)           Comprised of $133.1 million of CDO I debt, $235.9 million of CDO II debt and $375.1 million of CDO III debt with a weighted average contractual maturity of 1.19, 1.69 and 1.46 years, respectively, as of June 30, 2013.  The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $20.4 million at June 30, 2013.  During the six months ended June 30, 2013, the Company repurchased, at a discount, a $7.1 million investment grade note originally issued by the Company’s CDO III issuer and recorded a reduction of the outstanding debt balance of $7.1 million.

(3)           Represents $87.5 million of CLO I debt and $177.0 million of CLO II debt with a weighted average contractual maturity of 2.75 and 4.31 years, respectively, as of June 30, 2013.

(4)           Represents the face amount due upon maturity.  The carrying value is $159.0 million, which is net of a deferred amount of $16.8 million at June 30, 2013.

(5)           Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at June 30, 2013.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $11.5 million as of June 30, 2013, that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $11.5 million outstanding balance at June 30, 2013, the Company’s restricted cash balance contained approximately $5.8 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to the Company, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against affiliates of the Company are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  If the amended complaint is filed, the Trust would be seeking $139.0 million in the aggregate from director designees and affiliates of the Company.  The hearing on the motion to amend the lawsuits is scheduled for September 12, 2013.  Should the Bankruptcy Court grant the motion, the Company will assess whether an amended motion to dismiss should be filed.  The Company has moved to dismiss the referenced actions and intends to vigorously defend against the claims asserted therein.

The Company has not made a loss accrual for this litigation because it believes that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

On May 9, 2013, the Company completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock generating net proceeds of approximately $28.9 million after deducting underwriting fees and estimated offering costs.  On May 15, 2013, the underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.  The Company used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

The Company had 1,551,500 shares of 8.25% Series A preferred stock and 1,260,000 shares of 7.75% Series B preferred stock outstanding at June 30, 2013 and no shares of 8.25% Series A preferred stock and no shares of 7.75% Series B preferred stock outstanding at December 31, 2012.

Common Stock

The Company’s charter provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share.

In June 2010, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  On June 23, 2010, the SEC declared this shelf registration statement effective.  In June 2013, the Company filed a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

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

On December 31, 2012, the Company entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time the Company could issue and sell through JMP up to 6,000,000 shares of its common stock.  Sales of the shares were made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of March 15, 2013, JMP sold all of the 6,000,000 shares for net proceeds of $45.6 million. The Company used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

On March 27, 2013, the Company completed another public offering in which it sold 5,625,000 shares of its common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

underwriting discount and other offering expenses.  The Company used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.  The underwriters were granted an over-allotment option for 843,750 additional shares which expired in April 2013.

The Company had 43,136,975 and 31,249,225 shares of common stock outstanding at June 30, 2013 and December 31, 2012, respectively.

Deferred Compensation

The Company has a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain directors, officers of the Company and employees of the Company and ACM.  On May 1, 2013, the Company issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the “Plan”), and recorded $0.5 million to selling and administrative expense in its Consolidated Statement of Operations in the second quarter of 2013.  On February 28, 2013, the Company issued 192,750 shares of restricted common stock under the Plan to certain employees of the Company and ACM with a total grant date fair value of $1.5 million and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in the Company’s Consolidated Statement of Operations in the first quarter of 2013.  One third of the shares vested as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.  As of June 30, 2013, unvested restricted stock consisted of 82,500 shares granted to non-employees with a grant date fair value of $0.7 million, which is subject to remeasurement each reporting period, and 46,000 shares granted to employees of the Company with a grant date fair value of $0.4 million.  Expense will be recognized ratably over the vesting period in the Company’s Consolidated Statements of Operations in selling and administrative expense and employee compensation and benefits expense, respectively.  In the second quarter of 2013, the Company recorded $0.1 million to employee compensation and benefits and $0.1 million to selling and administrative expense in its Consolidated Statement of Operations.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	Statement of Operations Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps / Cap	$(7,013)	$(9,147)	Interest expense (1)
Net realized gain on sale of available-for-sale investments:
CDO bond investment	$100	$—	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

Noncontrolling Interest

Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012 was $1.9 million, representing a third party’s interest in the equity of a consolidated subsidiary that owns an investment and carries a note payable related to the exchange of POM profits interest transaction discussed in Note 7 — “Debt Obligations”.  For the three months ended June 30, 2013 and 2012, the Company recorded income of $0.1 million as well as distributions of $0.1 million attributable to noncontrolling interest.  For the six months ended June 30, 2013 and 2012, the Company recorded income of $0.1 million, respectively, as well as distributions of $0.1 million, respectively, attributable to noncontrolling interest.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$2,995,866	$2,995,866	$14,407,119	$14,407,119
Income from discontinued operations	—	—	1,138,899	1,138,899
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$2,995,866	$2,995,866	$15,546,018	$15,546,018

Weighted average number of common shares outstanding	43,113,898	43,113,898	24,977,879	24,977,879
Dilutive effect of warrants	—	441,597	—	289,580
Weighted average number of common shares outstanding	43,113,898	43,555,495	24,977,879	25,267,459

Income from continuing operations, net of noncontrolling interest and preferred stock dividends, per common share	$0.07	$0.07	$0.57	$0.57
Loss from discontinued operations per common share	—	—	0.05	0.05
Net income attributable to Arbor Realty Trust, Inc. per common share	$0. 07	$0.07	$0. 62	$0.62

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$9,636,105	$9,636,105	$14,755,207	$14,755,207
Income from discontinued operations	—	—	4,952,591	4,952,591
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$9,636,105	$9,636,105	$19,707,798	$19,707,798

Weighted average number of common shares outstanding	38,468,718	38,468,718	24,579,022	24,579,022
Dilutive effect of warrants	—	453,116	—	226,785
Weighted average number of common shares outstanding	38,468,718	38,921,834	24,579,022	24,805,807

Income from continuing operations, net of noncontrolling interest and preferred stock dividends, per common share	$0.25	$0.25	$0.60	$0.59
Loss from discontinued operations per common share	—	—	0.20	0.20
Net income attributable to Arbor Realty Trust, Inc. per common share	$0.25	$0.25	$0.80	$0.79

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 14 — Related Party Transactions

Due from related party was approximately $0.1 million at June 30, 2013 and December 31, 2012, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

At June 30, 2013, due to related party was $1.9 million and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by the Company in the third quarter of 2013.  At December 31, 2012, due to related party was $3.1 million and consisted primarily of base management fees due to ACM which were remitted by the Company in the first quarter of 2013.

In April 2013, the Company originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity.  The loans have an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015.  Also in April 2013, the Company purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year than one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options.  Interest income recorded from these loans totaled approximately $1.0 million for the three and six months ended June 30, 2013.

In January 2013, the Company originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on the Company’s Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bears interest at a rate of one-month LIBOR plus 6.00% and has a maturity date of January 2015.  Interest income recorded from this loan totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2013.

In December 2012, ACM acquired a multifamily property in Detroit, Michigan and simultaneously sold the property to a third party, who received a $30.0 million bridge loan from the Company.  ACM retained a $6.0 million preferred equity loan to the entity.  The loan to the Company bears interest at a rate of one-month LIBOR plus 5.00% with a LIBOR cap of 1.00% and has a maturity date of November 2014 with three one year extension options.  Interest income recorded from this loan totaled approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2013.

In September 2012, the Company purchased, at par, a $5.1 million bridge loan from ACM.  The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from ACM.  The loan bears interest at a rate of one-month LIBOR plus 5.50% with a LIBOR floor of 0.24% and has a maturity date of May 2015.  Interest income recorded from this loan totaled approximately $0.1 million for the three and six months ended June 30, 2013.

In December 2011, the Company completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which the Company holds a $10.5 million interest, and Mr. Fred Weber, the Company’s Executive Vice President of Structured Finance, holds a $0.5 million interest, as of June 30, 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the preferred equity investment totaled approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2013 and 2012, respectively.  The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020.  The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero.  The Company records this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, the Company’s chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.

During the second quarter of 2011, the Company originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of June 30, 2013, of which one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013.  Interest income recorded from this loan totaled approximately $0.1 million for the six months ended June 30, 2013 and approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

During the first quarter of 2011, the Company originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of March 31, 2013 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012.  The fourth was a $4.0 million bridge loan with an original maturity date in April 2013 which was extended to March 2014 and an interest rate of one-month LIBOR plus 6.00%.  Interest income recorded from these loans totaled approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2013 and approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2012, respectively.

In October 2010, the Company purchased, at par, a $4.7 million bridge loan from ACM.  The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York.  The loan bore interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and had a maturity date of June 2012.  In the second quarter of 2012, the loan matured and was paid off.  In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture.  In the third quarter of 2011, ACM sold its investment in this joint venture to an affiliated entity of Mr. Ivan Kaufman for $0.9 million.  Interest income recorded from this loan totaled approximately $0.1 million for the six months ended June 30, 2012.

The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s former directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing approximately 12% of the voting power of the Company’s outstanding stock as of June 30, 2013.  The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of the Company’s common stock stated in the Company’s charter as amended.  In May 2012, the Company’s charter was amended to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

lower each of the general aggregate stock ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by the Company’s Board of Directors.

Note 15 — Distributions

The following table presents dividends declared by the Company on its common stock from January 1, 2013 through June 30, 2013:

Declaration	For Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

February 12, 2013	December 31, 2012	March 5, 2013	March 12, 2013	$0.12
May 1, 2013	March 31, 2013	May 15, 2013	May 31, 2013	$0.12

On July 31, 2013, the Board of Directors declared a cash dividend of $0.13 per share of common stock with respect to the three months ended June 30, 2013.  The dividend is payable on September 3, 2013 to common shareholders of record at the close of business on August 14, 2013 and the ex-dividend date is August 12, 2013.

The following table presents dividends declared by the Company on its 8.25% Series A preferred stock from January 1, 2013 through June 30, 2013:

Declaration	For Period	For Period	Record	Payment	Dividend
Date	Beginning	Ended	Date	Date	Per Share

May 1, 2013	February 1, 2013	May 31, 2013	May 15, 2013	May 31, 2013	$0.6875

On July 31, 2013, the Board of Directors also declared a cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from June 1, 2013 through August 31, 2013.  The dividend is payable on September 3, 2013 to preferred shareholders of record on August 14, 2013.  The Company accrued dividends of $0.3 million in the second quarter of 2013.

On July 31, 2013, the Board of Directors also declared a cash dividend of $0.6028 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from the date of issuance, May 9, 2013, through August 31, 2013.  The dividend is payable on September 3, 2013 to preferred shareholders of record on August 14, 2013.  The Company accrued dividends of $0.4 million in the second quarter of 2013.

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes.  As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 or 2010 have been deferred to future periods at the Company’s election.  As of June 30, 2013 and 2012, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the three and six months ended June 30, 2013 and 2012 except for $0.6 million of federal alternative minimum tax recorded in the second quarter of 2012.  Certain of the Company’s assets that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three and six months ended June 30, 2013 and 2012, the Company did not record any provision for income taxes for these taxable REIT subsidiaries.  However, in the first quarter of 2012 the Company recorded a $1.4 million receivable for the expected refund of income taxes paid by a taxable REIT subsidiary in a prior year, which was received in the third quarter of 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

June 30, 2013

(Unaudited)

installments were paid in cash or common stock.  In such a case, the Company would record a negative incentive fee expense in the quarter when such overpayment is determined.

The following table sets forth the Company’s base management fees and incentive fees for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Management Fees:	2013	2012	2013	2012

Base	$2,800,000	$2,500,000	$5,600,000	$5,000,000

Incentive	—	—	—	—
Total management fee.	$2,800,000	$2,500,000	$5,600,000	$5,000,000

For the three months ended June 30, 2013 and 2012, the Company recorded $2.8 million and $2.5 million, respectively, of base management fee expenses, of which $1.3 million was included in due to related party as of June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the Company recorded $5.6 million and $5.0 million, respectively, of base management fee expenses, of which $1.9 million was included in due to related party as of June 30, 2013 and 2012, respectively.  For the three and six months ended June 30, 2013 and 2012, ACM did not earn an incentive fee installment and no success-based payments were made.

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

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on its REIT—taxable income which is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.  As of June 30, 2013 and 2012, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the three and six months ended June 30, 2013 and 2012, except for $0.6 million of federal alternative minimum tax recorded in the second quarter of 2012.  Under current federal tax law, the gain and the tax on the gain of certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election.  Certain REIT income may be subject to state and local income taxes.  Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax.  In the first quarter of 2012 we recorded a $1.4 million receivable for the expected refund of income taxes paid by a taxable REIT subsidiary in a prior year which was received in the third quarter of 2012.  During the three and six months ended June 30, 2013 and 2012, we did not record a provision for income taxes related to the assets that are held in taxable REIT subsidiaries.

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

During the first and second quarters of fiscal year 2013 we recorded $2.5 million and $1.5 million of new provisions for loan losses due to declining collateral values and net recoveries of reserves of less than $0.1 million and $0.7 million, respectively.  During the first, second, third and fourth quarters of fiscal year 2012 we recorded $7.8 million, $8.6 million, $4.9 million and $2.5 million, respectively, of new provisions for loan losses due to declining collateral values and net recoveries of reserves of less than $0.1 million, $0.6 million, $0.1 million and $0.1 million, respectively.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing.  These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

While there continue to be effects from the economic downturn, we have seen market opportunities becoming available to us.  As a result, we completed public offerings in which we sold 1,260,000 shares of 7.75% Series B cumulative redeemable preferred stock for net proceeds of approximately $30.4 million in the second quarter of 2013, 5,625,000 shares of our common stock for net proceeds of approximately $43.0 million in the first quarter of 2013, and 1,551,500 shares of 8.25% Series A cumulative redeemable preferred stock for net proceeds of approximately $37.3 million in the first quarter of 2013.  We also entered into an “At-The-Market” (“ATM”) equity offering sales agreement in the fourth quarter of 2012 whereby, in accordance with the terms of the agreement, from time to time we could issue and sell up to 6,000,000 shares of our common stock.  As of March 15, 2013, all of the 6,000,000 shares were sold for net proceeds of $45.6 million.  We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.  Further, we also completed our second collateralized loan obligation (“CLO”) in the first quarter of 2013 in which we issued $177.0 million of investment grade notes.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.

Refer to our Annual Report on Form 10-K for the year ending December 31, 2012 as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” herein for additional risk factors.

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three and six months ended June 30, 2013, interest income earned on these loans and investments represented approximately 72% and 69% of our total revenues, respectively.  For the three and six months ended June 30, 2012, interest income earned on these loans and investments represented approximately 67% of our total revenues.

Interest income may also be derived from profits on equity participation interests.  No such interest income was recognized for the three and six months ended June 30, 2013 and 2012.

We also derive interest income from our investments in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized debt obligation (“CDO”) bond securities.  For the three and six months ended June 30, 2013, interest on these investments represented approximately 2% of our total revenues, respectively.  For the three and six months ended June 30, 2012, interest on these investments represented approximately 3% and 2% of our total revenues, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three and six months ended June 30, 2013, property operating income represented approximately 25% and 26% of our total revenues, respectively.  For the three and six months ended June 30, 2012, property operating income represented approximately 29% and 30% of our total revenues, respectively.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Additionally, we derive operating revenues from other income that represents net interest income and gains and losses recorded on our linked transactions, as well as loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio.  For the three and six months ended June 30, 2013, revenue from other income represented approximately 1% and 3% of our total revenues, respectively. For the three and six months ended June 30, 2012, revenue from other income represented approximately 1% of our total revenues.

Income or Loss from Equity Affiliates and Gain or Loss on Sale of Loans and Real Estate

We derive income or loss from equity affiliates relating to joint ventures that were formed with equity partners to acquire, develop and/or sell real estate assets.  These joint ventures are not majority owned or controlled by us, and are not consolidated in our financial statements.  These investments are recorded under either the equity or cost method of accounting as appropriate.  We record our share of net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment of these investments on a single line item in the Consolidated Statement of Operations as income or loss from equity affiliates.  For the three months ended June 30, 2013 and 2012, loss from equity affiliates was $0.1 million and $0.2 million, respectively.  For the six months ended June 30, 2013 and 2012, loss from equity affiliates was $0.2 million and $0.5 million, respectively.

We also may derive income or loss from the sale of loans and real estate.  We may acquire real estate by foreclosure or through partial or full settlement of mortgage debt or for investment in order to stabilize the property and dispose of it for a future anticipated return.  We may also acquire real estate notes generally at a discount from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes to divest certain assets from its portfolio.  In the first quarter of 2012, we sold two real estate held-for-sale properties acquired by deed-in-lieu of foreclosure to third parties for a total gain of $3.5 million.  No such gain or loss was recorded during the three and six months ended June 30, 2013.

Critical Accounting Policies

Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the six months ended June 30, 2013, there were no material changes to these policies.

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

During the six months ended June 30, 2013, six basis swaps matured with a combined notional value of approximately $464.4 million and two interest rate caps matured with a combined notional value of approximately $79.3 million.  In addition, the notional value on two basis swaps decreased by approximately $80.6 million pursuant to the contractual terms of the respective swap agreement and the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement.  During the six months ended June 30, 2012, one basis swap matured with a notional value of approximately $110.1 million and eight interest rate swaps matured with a combined notional value of approximately $171.2 million.  In addition, the notional value on two basis swaps decreased by approximately $109.4 million pursuant to the contractual terms of the respective swap agreements and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the respective swap agreement.  Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item.  The fair value of our qualifying hedge portfolio has increased by approximately $8.0 million from December 31, 2012 as a result of the maturities and the amortized notional value of swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.  In certain circumstances, we may finance the purchase of RMBS investments through a repurchase agreement with the same counterparty which may qualify as a linked transaction.  If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheet with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statement of Operations.  The analysis of transactions under these rules requires management’s judgment and experience.  During the six months ended June 30, 2013, we purchased nine RMBS investments which qualified as linked transactions.  The RMBS investments, net of their respective financing, had a total fair value at June 30, 2013 of $15.5 million which is recorded in other assets on the Consolidated Balance Sheet.  During the six months ended June 30, 2012, we purchased five RMBS investments which qualified as linked transactions.  The RMBS investments, net of their respective financing, had a total fair value at June 30, 2012 of $2.9 million which is recorded in other assets on the Consolidated Balance Sheet.

Because the valuations of our derivatives are based on estimates, the fair value may change if our estimates are inaccurate.  For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 3 hereof.

Changes in Financial Condition

Our loan and investment portfolio balance, including our loans held-for-sale and our available-for-sale and held-to-maturity securities, at June 30, 2013 was $1.8 billion, with a weighted average current interest pay rate of 5.07%.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.48%.  This is compared to $1.5 billion at December 31, 2012, with a weighted average current interest pay rate of 4.77%.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.04%.  At June 30, 2013, advances on our financing facilities totaled $1.3 billion with a weighted average funding cost of 2.91%, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.21%.  This is compared to $1.2 billion at December 31, 2012 with a weighted average funding cost of 2.82%, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.12%.

Cash and cash equivalents increased $21.5 million, or 74%, to $50.7 million at June 30, 2013 compared to $29.2 million at December 31, 2012.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  The increase was primarily due to proceeds received from our equity offerings in the first and second quarters of 2013, as well as loan payoffs and interest from our investments, net of funding new loan originations and investments, payment of dividends and related party payables and purchasing our own CDO bond.

Restricted cash decreased $8.4 million, or 20%, to $34.1 million at June 30, 2013 compared to $42.5 million at December 31, 2012.  Restricted cash is kept on deposit with the trustees for our CDOs, all three of which have reached their respective replenishment dates as of January 2012, and primarily represents proceeds from loan payoffs and paydowns net of principal repayments to the CDO bondholders, as well as unfunded loan commitments and interest payments received from loans.  Our new CLOs may also hold restricted cash to purchase underlying assets.  The decrease was primarily due to payoffs of loans from our CDOs net of proceeds from our second CLO which will be used to purchase underlying assets and principal repayments from our CDOs.  Our real estate owned assets acquired in 2011 also have restricted cash balances totaling $1.1 million and $1.0 million as of June 30, 2013 and December 31, 2012, respectively, due to escrow requirements.

Loans and investments increased $0.2 billion, or 16%, to $1.53 billion at June 30, 2013 compared to $1.33 billion at December 31, 2012.  During the quarter ended June 30, 2013, we originated 16 loans totaling $181.2 million that had an aggregate weighted average rate of interest of 7.23%, as well as received full satisfaction of four loans totaling $34.4 million that had an aggregate weighted average rate of interest of 6.89%.  We also modified a loan for $6.3 million which decreased the rate of interest from 10.13% to 10.05%, and three loans totaling approximately $12.3 million were extended during the quarter, $5.3 million of which was in accordance with an extension option of the corresponding loan agreement.  During the quarter ended March 31, 2013, we originated ten loans totaling $98.9 million that had an aggregate weighted average rate of interest of 8.32%, as well as received full satisfaction of nine loans totaling $51.7 million that had an aggregate weighted average rate of interest of 3.33%, and nine loans totaling approximately $38.8 million were extended during the quarter, none of which were in accordance with an extension option of the corresponding loan agreement.

Available-for-sale securities decreased $1.0 million, or 29%, to $2.5 million at June 30, 2013 compared to $3.6 million at December 31, 2012 primarily due to the sale of a CDO Bond investment in the second quarter of 2013 which had a carrying value of $1.1 million.  See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.

Securities held-to-maturity increased $4.6 million, or 11%, to $47.6 million at June 30, 2013 compared to $43.0 million at December 31, 2012 as a result of purchasing five RMBS investments, net of total paydowns received, during the six months ended June 30, 2013.  See Note 4 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.

Other assets increased $7.9 million to $63.1 million at June 30, 2013 compared to $55.2 million at December 31, 2012.  The increase was primarily due to a $4.7 million increase in the net carrying value of our linked RMBS derivatives, a $3.7 million increase in principal paydowns to be remitted on our repurchase agreements for our linked RMBS investments, a $2.4 million increase in deferred financing fees, which includes costs incurred in connection with our new collateralized loan obligation net of total amortization of $1.9 million, and a $1.4 million increase in other receivables, partially offset by a $4.3 million decrease in cash collateral posted against our interest rate swaps.  See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further information relating to our derivatives.

Repurchase agreements and credit facilities decreased $29.6 million, or 23%, to $101.1 million at June 30, 2013 compared to $130.7 million at December 31, 2012 due to paying down our warehousing facilities by a total of $79.9 million and our revolving line of credit by $10.0 million in the first quarter of 2013 with proceeds from the completion of our collateralized loan obligation discussed below. This is net of increasing our credit facilities $58.1 million in the second quarter of 2013 as well as financing the purchase of five RMBS investments classified as held-to-maturity, net of total paydowns of two repurchase agreements during the six months ended June 30, 2013, which had a combined total net increase of $2.3 million during the six months ended June 30, 2013.  See “Sources of Liquidity — Repurchase Agreements and Credit Facilities” below.

Collateralized debt obligations decreased $68.3 million, or 8%, to $744.1 million at June 30, 2013 compared to approximately $812.5 million at December 31, 2012 primarily due to $60.9 million of payments to investors due to runoff and amortization, as well as repurchases of a Class H note originally issued by our CDO III issuing entity with a face value of $7.1 million.  See “Sources of Liquidity — CDOs” below.

Collateralized loan obligation increased $177.0 million to $264.5 million at June 30, 2013 compared to $87.5 million at December 31, 2012 due to the completion of a collateralized loan obligation in the first quarter of 2013 in which we issued $177.0 million of investment grade notes.  See “Sources of Liquidity — CLO” below.

Due to related party decreased $1.2 million, or 38%, to $1.9 million at June 30, 2013 compared to $3.1 million at December 31, 2012.  The decrease was due to our payment of $3.1 million of base management fees due to ACM at December 31, 2012, net of $1.9 million of base management fees due to ACM at June 30, 2013.  See “Contractual Commitments — Management Agreement” below for further details.

Due to borrowers decreased $5.5 million, or 24%, to $17.6 million at June 30, 2013 compared to $23.1 million at December 31, 2012 due to the funding of prior unfunded commitments.

Other liabilities decreased $7.2 million, or 10%, to $65.6 million at June 30, 2013 compared to $72.8 million at December 31, 2012.  The decrease was primarily due to a $7.9 million decrease in accrued interest payable as a result of an increase in the fair value of our interest rate swaps, net of $0.6 million of dividends payable accrued in the second quarter of 2013 on our 8.25% Series A and 7.75% Series B cumulative redeemable preferred stock which is contractually payable by August 31, 2013.

On May 9, 2013, we completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock generating net proceeds of approximately $28.9 million after deducting underwriting fees and estimated offering costs.  On May 15, 2013, the underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

On March 27, 2013, we completed a public offering in which we sold 5,625,000 shares of our common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the underwriting discount and other offering expenses.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.  The underwriters were granted an over-allotment option for 843,750 additional shares which expired in April 2013.  We currently have 43,136,975 shares of common stock outstanding.  In June 2013, we filed a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

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

On December 31, 2012, we entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time we could issue and sell through JMP up to 6,000,000 shares of our common stock.  Sales of the shares were made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of March 15, 2013, JMP sold all of the 6,000,000 shares for net proceeds of $45.6 million.

On May 1, 2013, the Board of Directors declared a cash dividend of $0.12 per share of common stock with respect to the three months ended March 31, 2013.  The dividend was paid on May 31, 2013 to common shareholders of record at the close of business on May 15, 2013 and the ex-dividend date was May 13, 2013.

On May 1, 2013, the Board of Directors also declared a cash dividend of $0.6875 per share of Series A cumulative redeemable preferred stock reflecting dividends from the date of issuance, February 1, 2013, through May 31, 2013.  The dividend was paid on May 31, 2013 to preferred shareholders of record on May 15, 2013.

On February 12, 2013, the Board of Directors declared a cash dividend of $0.12 per share of common stock with respect to the three months ended December 31, 2012.  The dividend was paid on March 12, 2013 to common shareholders of record at the close of business on March 5, 2013 and the ex-dividend date was March 1, 2013.

On July 31, 2013, the Board of Directors declared a cash dividend of $0.13 per share of common stock with respect to the three months ended June 30, 2013.  The dividend is payable on September 3, 2013 to common shareholders of record at the close of business on August 14, 2013 and the ex-dividend date is August 12, 2013.

On July 31, 2013, the Board of Directors also declared a cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from June 1, 2013, through August 31, 2013.  The dividend is payable on September 3, 2013 to preferred shareholders of record on August 14, 2013.

On July 31, 2013, the Board of Directors also declared a cash dividend of $0.6028 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from the date of issuance, May 9, 2013, through August 31, 2013.  The dividend is payable on September 3, 2013 to preferred shareholders of record on August 14, 2013.

On May 1, 2013, we issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the “Plan”), and recorded $0.5 million to selling and administrative expense in our Consolidated Statement of Operations in the second quarter of 2013.  On February 28, 2013, we issued 192,750 shares of restricted common stock under the Plan to certain employees of ours and ACM and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our Consolidated Statement of Operations in the first quarter of 2013.  One third of the shares vested as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table sets forth our results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)

Interest income	$24,329,116	$19,502,713	$4,826,403	25%
Interest expense	10,333,073	9,770,807	562,266	6%
Net interest income	13,996,043	9,731,906	4,264,137	44%

Other revenue:
Property operating income	8,231,822	8,109,440	122,382	2%
Other income	605,317	369,609	235,708	64%
Total other revenue	8,837,139	8,479,049	358,090	4%

Other expenses:
Employee compensation and benefits	2,968,678	2,381,817	586,861	25%
Selling and administrative	2,969,733	2,191,769	777,964	35%
Property operating expenses	7,161,334	7,363,040	(201,706)	(3)%
Depreciation and amortization	1,827,595	1,512,024	315,571	21%
Provision for loan losses (net of recoveries)	821,722	7,945,453	(7,123,731)	(90)%
Management fee — related party	2,800,000	2,500,000	300,000	12%
Total other expenses	18,549,062	23,894,103	(5,345,041)	(22)%

Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and provision for income taxes	4,284,120	(5,683,148)	9,967,268	nm
Gain on extinguishment of debt	—	20,968,214	(20,968,214)	(100)%
Loss from equity affiliates	(81,804)	(224,136)	142,332	(64)%

Income before provision for income taxes	4,202,316	15,060,930	(10,858,614)	(72)%
Provision for income taxes	—	(600,000)	600,000	(100)%
Income from continuing operations	4,202,316	14,460,930	(10,258,614)	(71)%
Income from operations of real estate held-for-sale	—	1,138,899	(1,138,899)	(100)%
Income from discontinued operations	—	1,138,899	(1,138,899)	(100)%

Net income	4,202,316	15,599,829	(11,397,513)	(73)%
Preferred stock dividends	1,152,617	—	1,152,617	nm
Net income attributable to noncontrolling interest	53,833	53,811	22	nm

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$2,995,866	$15,546,018	$(12,550,152)	(81)%

nm — not meaningful

Net Interest Income

Interest income increased $4.8 million, or 25%, to $24.3 million for the three months ended June 30, 2013 from $19.5 million for the three months ended June 30, 2012.  This increase was primarily due to a 12% increase in average loans and investments due to originations, net of payoffs, during the three months ended June 30, 2013.  The increase was also due to an 11% increase in the average yield on assets from 4.91% for the three months ended June 30, 2012 to 5.47% for the three months ended June 30, 2013, due to higher interest rates on our net originations. Interest income from cash equivalents was $0.1 million for the three months ended June 30, 2013 and 2012.

Interest expense increased $0.6 million, or 6%, to $10.3 million for the three months ended June 30, 2013 from $9.8 million for the three months ended June 30, 2012.  The increase was primarily due to a 4% increase in the average balance of our debt facilities for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  The increase in the average balance was primarily due to increased borrowing in our warehouse facilities, line of credit facility, and the addition of a new CLO financing facility, net of a decrease in CDO debt due to runoff and amortization and the repurchase of a CDO note.  The increase in interest expense was also due to a 2% increase in the average cost of these borrowings from 3.10% for the three months ended June 30, 2012 to 3.15% for the three months ended June 30, 2013.

Other Revenue

Property operating income increased $0.1 million, or 2%, to $8.2 million for the three months ended June 30, 2013 compared to $8.1 million for the three months ended June 30, 2012.  This was due to an increase in revenue from the operations of two real estate investments.

Other income, net increased $0.2 million, or 64%, to $0.6 million for the three months ended June 30, 2013 compared to $0.4 million for the three months ended June 30, 2012 primarily due to a $1.1 million gain on the sale of a CDO bond investment and net interest income of $0.6 million on our linked transactions, and is net of a $1.1 million decrease in the fair value of our linked transactions.

Other Expenses

Employee compensation and benefits expense increased $0.6 million, or 25%, to $3.0 million for the three months ended June 30, 2013 from $2.4 million for the three months ended June 30, 2012.  These expenses represent salaries and benefits for those employed by us during these periods.  The increase was primarily due to an increase in staffing as a result of increased origination volume in the second quarter of 2013.

Selling and administrative expense increased $0.8 million, or 35%, to $3.0 million for the three months ended June 30, 2013 from $2.2 million for the three months ended June 30, 2012.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our manager.  This increase was primarily due to $0.5 million of stock-based compensation recorded for the issuance of fully vested common stock to the independent members of the board of directors in the second quarter of 2013.

Property operating expenses decreased $0.2 million, or 3%, to $7.2 million for the three months ended June 30, 2013 compared to $7.4 million for the three months ended June 30, 2012.  This was due to an decrease in expenses from the operations of two real estate investments.

Depreciation and amortization expense increased $0.3 million, or 21%, to $1.8 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2012.  This was due to the increase in depreciation expense associated with two real estate investments.

Provision for loan losses (net of recoveries) totaled $0.8 million for the three months ended June 30, 2013, and $7.9 million for the three months ended June 30, 2012.  At June 30, 2013, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $12.9 million was less than the net carrying value of the loans, resulting in us recording an additional $1.5 million provision for loan losses.  We also recorded $0.7 million of recoveries of previously recorded loan loss reserves in the second quarter of 2013, which was recorded in provision for loan losses on the Consolidated Statement of Operations, netting the provision to $0.8 million for the three months ended June 30, 2013.  At June 30, 2013 we had a total of 20 loans with an aggregate carrying value of $247.6 million, before loan loss reserves, for which impairment reserves have been recorded.  At June 30, 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $20.6 million was less than the net carrying value of the loans, resulting in us recording an additional $8.6 million provision for loan losses.  We also recorded net recoveries of $0.7 million in the second quarter of 2012, netting the provision to $7.9 million for the three months ended June 30, 2012.  At June 30, 2012, we had a total of 20 loans with an aggregate carrying value of $271.7 million, before loan loss reserves, for which impairment reserves were recorded.

Management fees increased $0.3 million, or 12%, to $2.8 million for the three months ended June 30, 2013 from $2.5 million for the three months ended June 30, 2012.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The management agreement also provides for incentive management fees and success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee.  No incentive or success-based management fees were earned for the three months ended June 30, 2013 and 2012.  Refer to “Contractual Commitments — Management Agreement” below for further details including information related to our amended management agreement with ACM.

Gain on extinguishment of debt was $21.0 million for the three months ended June 30, 2012.  During the three months ended June 30, 2012, we purchased, at a discount, $42.7 million of investment grade rated Class C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $21.0 million.  There was no gain on extinguishment of debt recorded for the three months ended June 30, 2013.

Loss from equity affiliates was $0.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, which reflects our portion of the loss and income from our equity affiliates.

Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of June 30, 2013 and 2012, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT— taxable income for the three months ended June 30, 2013 and 2012, except for $0.6 million of federal alternative minimum tax recorded in the second quarter of 2012.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended June 30, 2013 and 2012, we did not record a provision for income taxes for these taxable REIT subsidiaries.

Income (loss) from Discontinued Operations

During the fourth quarter of 2012, one of the real estate investments in a portfolio of hotel properties was sold to a third party for $2.4 million and we recorded a gain on sale of $0.5 million.  As a result, property operating income and expenses, which netted to a loss of less than $0.1 million for the three months ended June 30, 2012, was classified as discontinued operations.

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

Preferred Stock Dividend

Preferred stock dividend was $1.2 million for the three months ended June 30, 2013 and represents the remainder of the first quarter of 2013 dividend of $0.5 million as well as the accruals of the second quarter of 2013 dividends of $0.3 million and $0.4 million on our 8.25% Series A and 7.75% Series B cumulative redeemable preferred stock, respectively, which are contractually payable by September 3, 2013.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest totaled $0.1 million for the three months ended June 30, 2013 and 2012, and represents the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense.   See Note 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 herein.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table sets forth our results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)

Interest income	$47,317,938	$39,109,120	$8,208,818	21%
Interest expense	20,975,317	21,532,207	(556,890)	(3)%
Net interest income	26,342,621	17,576,913	8,765,708	50%

Other revenue:
Property operating income	17,127,256	16,854,910	272,346	2%
Other income	1,984,775	401,639	1,583,136	nm
Total other revenue	19,112,031	17,256,549	1,855,482	11%

Other expenses:
Employee compensation and benefits	6,052,317	4,866,595	1,185,722	24%
Selling and administrative	5,159,016	3,852,002	1,307,014	34%
Property operating expenses	14,031,493	14,497,378	(465,885)	(3)%
Depreciation and amortization	3,459,726	2,660,980	798,746	30%
Provision for loan losses (net of recoveries)	3,321,877	15,734,861	(12,412,984)	(79)%
Management fee — related party	5,600,000	5,000,000	600,000	12%
Total other expenses	37,624,429	46,611,816	(8,987,387)	(19)%

Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and benefit from income taxes	7,830,223	(11,778,354)	19,608,577	nm
Gain on extinguishment of debt	3,763,000	26,314,335	(22,551,335)	(86)%
Loss from equity affiliates	(163,689)	(474,710)	311,021	(66)%

Income before benefit from income taxes	11,429,534	14,061,271	(2,631,737)	(19)%
Benefit from income taxes	—	801,558	(801,558)	(100)%
Income from continuing operations	11,429,534	14,862,829	(3,433,295)	(23)%
Gain on sale of real estate held-for-sale	—	3,487,145	(3,487,145)	(100)%
Income from operations of real estate held-for-sale	—	1,465,446	(1,465,446)	(100)%
Income from discontinued operations	—	4,952,591	(4,952,591)	(100)%

Net income	11,429,534	19,815,420	(8,385,886)	(42)%
Preferred stock dividends	1,685,945	—	1,685,945	nm
Net income attributable to noncontrolling interest	107,484	107,622	(138)	nm

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$9,636,105	$19,707,798	$(10,071,693)	(51)%

nm — not meaningful

Net Interest Income

Interest income increased $8.2 million, or 21%, to $47.3 million for the six months ended June 30, 2013 from $39.1 million for the six months ended June 30, 2012.  This increase was primarily due to a 14% increase in the average yield on assets from 4.88% for the six months ended June 30, 2012 to 5.55% for the six months ended June 30, 2013, due to higher interest rates on our net originations.  The increase was also due to a 7% increase in average loans and investments due to originations, net of payoffs, during the six months ended June 30, 2013.  Interest income from cash equivalents was $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012.

Interest expense decreased $0.6 million, or 3%, to $21.0 million for the six months ended June 30, 2013 from $21.5 million for the six months ended June 30, 2012.  The decrease was primarily due to a 2% decrease in the average cost of these borrowings from 3.32% for the six months ended June 30, 2012 to 3.26% for the six months ended June 30, 2013 primarily due to the maturity of certain of our interest rate swaps, resulting in a reduction of interest expense.  The decrease in interest expense was also due to a 1% decrease in the average balance of our debt facilities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  The decrease in the average balance was primarily due to a reduction in our CDO debt due to runoff and amortization and the repurchase of a CDO note, net of the addition of a new CLO financing facility.

Other Revenue

Property operating income increased $0.3 million, or 2%, to $17.1 million for the six months ended June 30, 2013 compared to $16.9 million for the six months ended June 30, 2012.  This was due to an increase in revenue from the operations of two real estate investments.

Other income, net increased $1.6 million to $2.0 million for the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012 primarily due to a $1.1 million gain on the sale of a CDO bond investment in the second quarter of 2013 and net interest income of $1.1 million on our linked transactions as well as a $0.3 million increase in miscellaneous asset management fees and recuperations on our loan and investment portfolio, and is net of a $0.9 million decrease in the fair value of our linked transactions.

Other Expenses

Employee compensation and benefits expense increased $1.2 million, or 24%, to $6.1 million for the six months ended June 30, 2013 from $4.9 million for the six months ended June 30, 2012.  These expenses represent salaries and benefits for those employed by us during these periods.  The increase was primarily due to an increase in staffing as a result of increased origination volume in the first and second quarters of 2013 as well as stock-based compensation recorded for the issuance of restricted common stock to certain of our employees in the first quarter of 2013.

Selling and administrative expense increased $1.3 million, or 34%, to $5.2 million for the six months ended June 30, 2013 from $3.9 million for the six months ended June 30, 2012.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our manager.  This increase was primarily due to $0.4 million of stock-based compensation recorded for the issuance of restricted common stock to certain employees of our manager in the first quarter of 2013 and $0.5 million of stock-based compensation recorded for the issuance of fully vested common stock to the independent members of the board of directors in the second quarter of 2013.

Property operating expenses decreased $0.5 million, or 3%, to $14.0 million for the six months ended June 30, 2013 compared to $14.5 million for the six months ended June 30, 2012.  This was due to a decrease in expenses from the operations of two real estate investments.

Depreciation and amortization expense increased $0.8 million, or 30%, to $3.5 million for the six months ended June 30, 2013 compared to $2.7 million for the six months ended June 30, 2012.  This was due to the increase in depreciation expense associated with two real estate investments.

Provision for loan losses (net of recoveries) totaled $3.3 million for the six months ended June 30, 2013, and $15.7 million for the six months ended June 30, 2012.  At June 30, 2013, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $26.6 million was less than the net carrying value of the loans, resulting in us recording an additional $4.0 million provision for loan losses.  We also recorded a $0.7 million of recoveries of previously recorded loan loss reserves in the first and second quarters of 2013, respectively, which were recorded in provision for loan losses on the Consolidated Statement of Operations, netting the provision to $3.3 million for the six months ended June 30, 2013.  At June 30, 2013 we had a total of 20 loans with an aggregate carrying value of $247.6 million, before loan loss reserves, for which impairment reserves have been recorded.  At June 30, 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing three impaired loans with an aggregate carrying value of $55.4 million was less than the net carrying value of the loans, resulting in us recording an additional $16.4 million provision for loan losses.  We also recorded net recoveries of less than $0.1 million in the first quarter of 2012 and $0.7 million in the second quarter of 2012, netting the provision to $15.7 million for the six months ended June 30, 2012.  At June 30, 2012, we had a total of 20 loans with an aggregate carrying value of $271.7 million, before loan loss reserves, for which impairment reserves were recorded.

Management fees increased $0.6 million, or 12%, to $5.6 million for the six months ended June 30, 2013 from $5.0 million for the six months ended June 30, 2012.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The management agreement also provides for incentive management fees and success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee.  No incentive or success-based management fees were earned for the six months ended June 30, 2013 and 2012.  Refer to “Contractual Commitments — Management Agreement” below for further details including information related to our amended management agreement with ACM.

Gain on extinguishment of debt decreased $22.6 million, or 86%, to $3.8 million for the six months ended June 30, 2013 from $26.3 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, we purchased, at a discount, a $7.1 million investment grade rated Class H note originally issued by our CDO III issuing entity from a third party investor and recorded a gain on early extinguishment of debt of $3.8 million.  During the six months ended June 30, 2012, we purchased, at a discount, $57.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $26.3 million.

Loss from equity affiliates was $0.2 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, which reflects our portion of the loss and income from our equity affiliates.

Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of June 30, 2013 and 2012, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT— taxable income for the six months ended June 30, 2013 and 2012, except for $0.6 million of federal alternative minimum tax recorded in the second quarter of 2012.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the six months ended June 30, 2013 and 2012, we did not record a provision for income taxes for these taxable REIT subsidiaries.  However, during the first quarter of 2012 we recorded a $1.4 million receivable for the expected refund of income taxes paid by a taxable REIT subsidiary in a prior year which was received in the third quarter of 2012.

Income (loss) from Discontinued Operations

During the fourth quarter of 2012, one of the real estate investments in a portfolio of hotel properties was sold to a third party for $2.4 million and we recorded a gain on sale of $0.5 million.  As a result, property operating income and expenses, which netted to income of less than $0.1 million for the six months ended June 30, 2012, was classified as discontinued operations.

During the fourth quarter of 2011, we entered into negotiations to sell one of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $19.4 million and property operating income and expenses, which netted to income of $0.1 million for the six months ended June 30, 2012 were classified as discontinued operations.  In the first quarter of 2012, we sold the property and recorded a gain of $3.5 million.

During the third quarter of 2011, we entered into negotiations to sell another of our real estate owned investments to a third party at which time it was determined that the property met the held-for-sale requirements pursuant to the accounting guidance.  As a result, this investment was reclassified from real estate owned to real estate held-for-sale at a value of $1.9 million, which was reduced to $1.2 million in the fourth quarter of 2011, and property operating income and expenses, which netted to income of $0.2 million for the six months ended June 30, 2012 were classified as discontinued operations.  In the first quarter of 2012, we sold the property and recorded a gain of less than $0.1 million.

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

Preferred Stock Dividend

Preferred stock dividend was $1.7 million for the six months ended June 30, 2013 and represents the first quarter of 2013 dividend of $1.1 million as well as the accruals of the second quarter of 2013 dividends of $0.3 million and $0.4 million on our 8.25% Series A and 7.75% Series B cumulative redeemable preferred stock, respectively, which are contractually payable by September 3, 2013.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest totaled $0.1 million for the six months ended June 30, 2013 and 2012, and represents the portion of income allocated to a third party’s interest in a consolidated subsidiary, which holds an investment in operating partnership units that are accruing interest and dividend income as well as a note payable that is accruing interest expense.   See Note 12 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 herein.

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

Cash Flows

As of June 30, 2013 and 2012, we had cash and cash equivalents of $50.7 million and $64.3 million, respectively.  The following table shows our cash flow components (in thousands):

	Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$13,102	$7,160
Net cash (used in) / provided by investing activities	(219,950)	33,773
Net cash provided by / (used in) financing activities	228,371	(31,887)
Net increase in cash and cash equivalents	21,523	9,046
Cash and cash equivalents at beginning of period	29,189	55,236
Cash and cash equivalents at end of period	$50,712	$64,282

Our cash flows from operating activities increased by $5.9 million for the six months ended June 30, 2013 compared to the comparable period in 2012 primarily due to a $4.1 million increase in net income adjusted for noncash expenses, gains and losses, as well as a $3.9 million increase in cash due to the change in other assets, net of a $1.1 million decrease in other liabilities.

Cash flows from investing activities decreased by $253.7 million for the six months ended June 30, 2013 compared to the comparable period in 2012 primarily due to a $197.2 million increase in the origination of loans, a $44.4 million decrease in payoffs and paydowns, a $24.1 million decrease in the sale of real estate held-for-sale, and a $17.9 million decrease in the proceeds  from the sale of a loan, net of a $29.7 million decrease in the purchase of investments, net of principal collections, as compared to the first six months of 2012.

Cash flows from financing activities increased by $260.3 million for the six months ended June 30, 2013 compared to the comparable period in 2012 mainly due to $177.0 million in proceeds from the completion of a collateralized loan obligation, $70.8 million from the issuance of common stock, $67.7 million from the issuance of preferred stock, a $20.8 million repayment in 2012 of a mortgage note payable — held-for-sale, a $19.2 million increase in restricted cash,  a $1.7 million increase in proceeds from repurchase agreements and credit facilities, and a $1.5 million decrease in the amortization of our CDO vehicles as well as the purchase of our own CDO bonds.  This change is net of a $82.5 million increase in the repayment of repurchase agreements and credit facilities, the payment of common stock and preferred stock dividends of $8.6 million and a $4.6 million increase in the payment of deferred financing costs.

Equity Offerings

Our authorized capital provides for the issuance of up to 500 million shares of common stock, par value $0.01 per share, and 100 million shares of preferred stock, par value $0.01 per share.

In June 2010, we filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants, that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act.  On June 23, 2010, the SEC declared this shelf registration statement effective.  In June 2013, we filed a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

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

On December 31, 2012, we entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time we could issue and sell through JMP up to 6,000,000 shares of our common stock.  Sales of the shares were made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of March 15, 2013, JMP sold all of the 6,000,000 shares for net proceeds of $45.6 million.

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

On March 27, 2013, we completed a public offering in which we sold 5,625,000 shares of our common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the underwriting discount and other offering expenses.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.  The underwriters were granted an over-allotment option for 843,750 additional shares which expired in April 2013.

On May 9, 2013, we completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock generating net proceeds of approximately $28.9 million after deducting underwriting fees and estimated offering costs.  On May 15, 2013, the underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

At June 30, 2013 and December 31, 2012, we had 43,136,975 and 31,249,225 common shares outstanding, respectively.

Debt Facilities

We also maintain liquidity through three repurchase agreements, three warehousing credit facilities, a revolving credit facility, a note payable and a junior loan participation with eight different financial institutions or companies.  In addition, we have issued three collateralized debt obligations or CDOs, two collateralized loan obligations or CLOs and nine separate junior subordinated notes.  London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.  As of June 30, 2013, these facilities had aggregate borrowings of approximately $1.3 billion.

The following is a summary of our debt facilities as of June 30, 2013:

	At June 30, 2013

		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Repurchase agreements and credit facilities. Interest is variable based on pricing over LIBOR and fixed	$223,039,935	$101,097,436	$121,942,499	2013 – 2015
Collateralized debt obligations. Interest is variable based on pricing over three-month LIBOR (1)	744,105,570	744,105,570	—	2014 – 2016
Collateralized loan obligations. Interest is variable based on pricing over three-month LIBOR (1)	264,500,000	264,500,000	—	2016
Junior subordinated notes. Interest is variable based on pricing over three-month LIBOR (2)	159,025,006	159,025,006	—	2034 – 2037
Notes payable. Interest is at a fixed rate and variable based on pricing over LIBOR	51,457,708	51,457,708	—	2013 – 2016

	$1,442,128,219	$1,320,185,720	$121,942,499

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of June 30, 2013.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $16.8 million.

These debt facilities are described in further detail in Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

Repurchase Agreements and Credit Facilities

In July 2011, we entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the six months ended June 30, 2013, we financed the purchase of four RMBS investments with this repurchase agreement for a total of $6.3 million and paid down the total debt by $18.6 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2012, we financed the purchase of 17 RMBS investments with this repurchase agreement for a total of $54.7 million and paid down the total debt by $45.7 million due to principal paydowns received on the RMBS investments.  The total debt balance was $22.8 million and $35.1 million at June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013, we also financed the purchase of six RMBS investments with this repurchase agreement for $32.4 million, which qualified as linked transactions, and paid down the total debt by $6.3 million due to the principal paydowns received on the RMBS investments.  The linked transactions are presented on a combined basis and reported in other assets on the Consolidated Balance Sheet.  During the year ended December 31, 2012, we financed the purchase of six RMBS investments with this repurchase agreement for $10.1 million, which qualified as linked transactions, and paid down the debt by $3.4 million due to the principal paydowns received on the RMBS investments.  The facility generally finances between 60% and 90% of the value of each  non-linked and linked investment, has a rolling monthly term, and bears interest at a rate of 125 to 200 basis points over LIBOR.  The facility also includes a minimum net worth covenant of $100.0 million.

In June 2012, we entered into another repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the six months ended June 30, 2013, we financed the purchase of an RMBS investment with this repurchase agreement for $15.4 million and paid down the total debt by $0.8 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2012 we financed the purchase of an RMBS investment for $0.8 million and paid down the debt by $0.1 million due to principal paydowns received on the RMBS investment.  The total debt balance was $15.3 million and $0.7 million at June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013, we also financed two RMBS investments with this repurchase agreement for $30.8 million, which qualified as linked transactions, and paid down the total debt by $5.4 million due to the principal paydowns received on the RMBS investments.  During the year ended December 31, 2012, we financed the purchase of six RMBS investments with this repurchase agreement for $61.2 million, which qualified as linked transactions, and paid down the debt by $3.3 million due to the principal paydowns received on the RMBS investments.  The facility generally finances between 75% and 90% of the value of each non-linked and linked investment, has a rolling monthly term, and bears interest at a rate of 165 to 185 basis points over LIBOR.

In June 2013, we entered into another repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the six months ended June 30, 2013, we financed the purchase of an RMBS investment with this repurchase agreement for $11.4 million which qualified as a linked transaction, and paid down the debt by $0.5 million due to principal paydowns received on the RMBS investment.  The debt balance was $10.8 million at June 30, 2013.

In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In January 2013, we amended the facility, increasing the committed amount to $75.0 million.  In April 2013, the facility was amended to bear interest at a rate of 225 basis points over LIBOR which was originally 275 basis points over LIBOR, required a 0.25% commitment fee, which was originally 1.0%, upon closing, matures in April 2015 with a one year extension option on outstanding advances that requires two 5% paydowns and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.  At June 30, 2013, the outstanding balance of this facility was $22.5 million.

In February 2013, we entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, matures in February 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At June 30, 2013, the outstanding balance of this facility was $20.5 million.

In June 2013, we entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in June 2014, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At June 30, 2013, this facility was not used.

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

In May 2012, we entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by our CDO entities that have been repurchased by us.  This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line.  The facility also includes a debt service coverage ratio requirement for the posting of collateral.  In January 2013, we amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment.  The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee.  In May 2013, we extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed.  If not extended in May 2014, there will be a $0.1 million fee.  At June 30, 2013, the outstanding balance of this facility was $20.0 million.

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

During the three and six months ended June 30, 2012, we purchased, at a discount, $42.7 million and $57.2 million, respectively, of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities for a price of $21.7 million and $30.9 million, respectively, from third party investors.  We recorded a net gain on extinguishment of debt of $21.0 million and $26.3 million, respectively, from these transactions in our 2012 Consolidated Statement of Operations.

The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain

B	$—	$—	$—	$—	$—	$—	$13,000,000	$4,615,000
C	—	—	3,329,509	1,200,182	—	—	3,329,509	1,200,182
D	—	—	10,350,000	4,537,503	—	—	10,350,000	4,537,503
E	—	—	6,250,000	2,850,787	—	—	7,765,276	3,581,908
F	—	—	9,708,556	5,048,417	—	—	9,708,556	5,048,417
G	—	—	8,672,039	4,777,138	—	—	8,672,039	4,777,138
H	—	—	4,403,771	2,554,187	7,100,000	3,763,000	4,403,771	2,554,187
Total	$—	$—	$42,713,875	$20,968,214	$7,100,000	$3,763,000	$57,229,151	$26,314,335

In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in the second quarter of 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $20.4 million remains at June 30, 2013.  See “Junior Subordinated Notes” below.

At June 30, 2013, the outstanding note balance under CDO I, CDO II and CDO III was $133.1 million, $235.9 million and $375.1 million, respectively.

The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of June 30, 2013:

			Collateral
	Debt		Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.12%	$127,372,181	$133,127,478	$284,732,671	$235,067,531	$—	$—	$—	$34,681	$188,349,668

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.29%	230,006,381	235,919,273	394,454,071	344,198,943	—	—	—	2,241,087	178,271,174

CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.74%	366,282,297	375,058,819	484,908,993	454,317,526	—	—	—	2,238,167	237,892,280

Total CDOs	$723,660,859	$744,105,570	$1,164,095,735	$1,033,584,000	$—	$—	$—	$4,513,935	$604,513,122

The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2012:

			Collateral
	Debt		Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I — Issued four investment grade tranches January 19, 2005. Reinvestment period through April 2009. Stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.28%	$133,994,136	$139,856,472	$299,881,599	$238,852,726	$—	$—	$—	$1,036,155	$207,772,049

CDO II — Issued nine investment grade tranches January 11, 2006. Reinvestment period through April 2011. Stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.24%	231,186,301	237,209,429	395,266,909	345,919,525	10,000,000	1,100,000	1,100,000	470,952	188,271,174

CDO III — Issued ten investment grade tranches December 14, 2006. Reinvestment period through January 2012. Stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.68%	426,458,233	435,386,944	515,403,735	485,235,214	—	—	—	24,819,361	244,697,945

Total CDOs	$791,638,670	$812,452,845	$1,210,552,243	$1,070,007,465	$10,000,000	$1,100,000	$1,100,000	$26,326,468	$640,741,168

(1) Amounts include loans to real estate assets consolidated by us that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

(2) The security with a fair value of $1,100,000 was rated a CCC- at December 31, 2012 by Standard & Poor’s and was sold in May 2013.

(3) Represents restricted cash held for principal repayments in the CDOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

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

CLOs

The following table outlines borrowings and the corresponding collateral under our collateralized loan obligations as of June 30, 2013:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted
	Value	Value	Principal	Value	Cash

CLO I – Issued two investment grade tranches September 24, 2012. Replacement period through September 2014. Stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.64%	$87,500,000	$87,500,000	$125,000,146	$124,646,506	$86,504

CLO II – Issued two investment grade tranches January 28, 2013. Replacement period through January 2015. Stated maturity date of February 2023. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.59%	$177,000,000	$177,000,000	245,437,960	244,828,912	14,200,126

Total CLOs	$264,500,000	$264,500,000	$370,438,106	$369,475,418	$14,286,630

The following table outlines borrowings and the corresponding collateral under our collateralized loan obligation as of December 31, 2012:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted
	Value	Value	Principal	Value	Cash

CLO I – Issued two investment grade tranches September 24, 2012. Replacement period through September 2014. Stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.65%	$87,500,000	$87,500,000	$125,086,650	$124,525,103	$—

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

On January 28, 2013, we completed our second CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through a newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. (the “Issuer”) and Arbor Realty Collateralized Loan Obligation 2013-1, LLC (the “Co-Issuer” and together with the Issuer, the “Issuers”).  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO.  Subsequently, the Issuer owns loan obligations with a face value of approximately $260.0 million.  The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of approximately $83.0 million.  The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on March 15, 2013, to and including February 15, 2023, the stated maturity date of the notes.  We incurred approximately $3.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 3.00%.  We account for this transaction on our balance sheet as a financing facility.

Our CLO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.  The two investment grade tranches are treated as a secured financing, and are non-recourse to us.

At June 30, 2013 and December 31, 2012, the aggregate weighted average note rate for our collateralized loan obligations was 2.93% and 3.65%, respectively.  Including certain fees and costs, the weighted average note rate was 3.43% and 4.33% at June 30, 2013 and December 31, 2012, respectively.

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

In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.  The notes bore a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”).  Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to a three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $16.8 million at June 30, 2013, is being amortized into interest expense over the life of the notes.  We also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.  The terms of the Modification Period expired in April 2012.

The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

At June 30, 2013, the aggregate carrying value under these facilities was $159.0 million with a current weighted average pay rate of 3.05%, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.09%.  At December 31, 2012 the weighted average pay rate was 3.08%, however, based upon the accounting treatment for the restructuring mentioned above, the effective rate was 3.12%.

Notes Payable

At June 30, 2013 and December 31, 2012, notes payable consisted of a note payable and a junior loan participation.  At June 30, 2013, the aggregate outstanding balance under these facilities was $51.5 million.

We have a $50.2 million non-recourse note payable at June 30, 2013 related to a prior year exchange of profits interest transaction.  During 2008, we recorded a $49.5 million note payable related to the exchange of our Prime Outlets Member, LLC (“POM”) profits interest for operating partnership units in Lightstone Value Plus REIT, L.P.  The note was initially secured by our interest in POM, matures in July 2016 and bears interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and is secured by our investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.

We have a junior loan participation with an outstanding balance at June 30, 2013 of $1.3 million on a $1.3 million bridge loan.  Participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  Our obligation to pay interest on participations is based on the performance of the related loan.

Mortgage Note Payable — Real Estate Owned

During 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by a portfolio of multifamily assets (the “Multifamily Portfolio”).  The real estate investment was classified as real estate owned in our Consolidated Balance Sheet in March 2011.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.  In June 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage.  The outstanding balance of this mortgage was $53.8 million at June 30, 2013.

Restrictive Covenants

Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at June 30, 2013.

Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDOs and CLOs were in compliance with all such covenants as of June 30, 2013 as well as on the most recent determination date in July 2013.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination date in July 2013:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II

Overcollateralization (1)

Current	176.69%	139.10%	106.61%	142.96%	146.89%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	590.16%	509.66%	621.88%	255.32%	367.57%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II

July 2013	176.69%	139.10%	106.61%	142.96%	146.89%

April 2013	174.76%	138.97%	106.56%	142.96%	146.89%

January 2013	172.73%	138.89%	105.90%	142.96%	—

October 2012	171.36%	138.59%	105.64%	—	—
				—	—
July 2012	168.66%	144.75%	106.96%	—	—

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

Cash Flow From Operations

We continually monitor our cash position to determine the best use of funds to both maximize our return on funds and maintain an appropriate level of liquidity.  Historically, in order to maximize the return on our funds, cash generated from operations has generally been used to temporarily pay down borrowings under credit facilities whose primary purpose is to fund our new loans and investments.  Consequently, when making distributions in the past, we have borrowed the required funds by drawing on credit capacity available under our credit facilities.  Since the terms of our short-term debt have changed due to market conditions, we may have to maintain adequate liquidity from operations to make any future distributions.

Contractual Commitments

As of June 30, 2013, we had the following material contractual obligations (dollars in thousands):

Contractual	Payments Due by Period (1)
Obligations	2013	2014	2015	2016	2017	Thereafter	Total

Repurchase agreements and credit facilities	$38,040	$40,535	$22,522	$—	$—	$—	$101,097

Collateralized debt obligations (2)	137,486	276,615	100,951	151,478	77,576	—	744,106

Collateralized loan obligations (3)	—	8,525	50,853	44,320	32,650	128,152	264,500

Junior subordinated notes (4)	—	—	—	—	—	175,858	175,858

Notes payable	1,300	—	—	50,158	—	—	51,458

Mortgage note payable — real estate owned (6)	—	53,751	—	—	—	—	53,751

Outstanding unfunded commitments (6)	6,215	3,372	1,617	260	—	22	11,486

Totals	$183,041	$382,798	$175,943	$246,216	$110,226	$304,032	$1,402,256

(1)

Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $16.2 million in 2013, $29.0 million in 2014, $21.2 million in 2015, $15.5 million in 2016, $10.2 million in 2017 and $100.3 million thereafter based on current LIBOR rates.

(2)

Comprised of $133.1 million of CDO I debt, $235.9 million of CDO II debt and $375.1 million of CDO III debt with a weighted average contractual maturity of 1.19, 1.69 and 1.46 years, respectively, as of June 30, 2013. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $20.4 million at June 30, 2013. During the six months ended June 30, 2013, we repurchased, at a discount, a $7.1 million investment grade note originally issued by our CDO III issuer and recorded a reduction of the outstanding debt balance of $7.1 million.

(3)	Represents $87.5 million of CLO I debt and $177.0 million of CLO II debt with a weighted average contractual maturity of 2.75 and 4.31 years, respectively, as of June 30, 2013.

(4)	Represents the face amount due upon maturity. The carrying value is $159.0 million, which is net of a deferred amount of $16.8 million at June 30, 2013.

(5)

Represents a $55.4 million mortgage note payable with a contractual maturity in 2014, related to a real estate investment purchased out of bankruptcy in March 2011, which was paid down in the second quarter of 2011 and had a balance of $53.8 million at June 30, 2013.

(6)

In accordance with certain loans and investments, we have outstanding unfunded commitments of $11.5 million as of June 30, 2013, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $11.5 million outstanding balance at June 30, 2013, our restricted cash balance contained approximately $5.8 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

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

We incurred $2.8 million and $5.6 million of base management fees for services rendered in the three and six months ended June 30, 2013, respectively and $2.5 million and $5.0 million of base management fees for services rendered in the three and six months ended June 30, 2012, respectively.  For the three and six months ended June 30, 2013 and 2012, ACM did not earn an incentive fee installment and no success-based payments were made.

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

Related Party Transactions

Due from related party was approximately $0.1 million at June 30, 2013 and December 31, 2012, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $1.9 million at June 30, 2013 and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by us in the third quarter of 2013.  At December 31, 2012, due to related party was $3.1 million and consisted primarily of base management fees due to ACM, which were remitted by us in the first quarter of 2013.

In April 2013, we originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity.  The loans have an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015.  Also in April 2013, we purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year than one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options.  Interest income recorded from these loans totaled approximately $1.0 million for the three and six months ended June 30, 2013.

In January 2013, we originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on our Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bears interest at a rate of one-month LIBOR plus 6.00% and has a maturity date of January 2015.  Interest income recorded from this loan totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2013.

In December 2012, ACM acquired a multifamily property in Detroit, Michigan and simultaneously sold the property to a third party, who received a $30.0 million bridge loan from us.  ACM retained a $6.0 million preferred equity loan to the entity.  The loan to us bears interest at a rate of one-month LIBOR plus 5.00% with a LIBOR cap of 1.00% and has a maturity date of November 2014 with three one year extension options.  Interest income recorded from this loan totaled approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2013.

In September 2012, we purchased, at par, a $5.1 million bridge loan from ACM.  The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from ACM.  The loan bears interest at a rate of one-month LIBOR plus 5.50% with a LIBOR floor of 0.24% and has a maturity date of May 2015.  Interest income recorded from this loan totaled approximately $0.1 million for the three and six months ended June 30, 2013.

In December 2011, we completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, of which we hold a $10.5 million interest, and Mr. Fred Weber, our Executive Vice President of Structured Finance, holds a $0.5 million interest, at June 30, 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the preferred equity investment totaled approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2013 and 2012, respectively.  The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  We record this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.

During the second quarter of 2011, we originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million as of June 30, 2013, of which, one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM, our manager.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013.  Interest income recorded from this loan totaled approximately $0.1 million for the three and six months ended June 30, 2013 and approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

During the first quarter of 2011, we originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, our manager, or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of March 31, 2013 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012.  The fourth was a $4.0 million bridge loan with an original maturity date in April 2013 which was extended to March 2014 and an interest rate of one-month LIBOR plus 6.00%.  Interest income recorded from these loans totaled approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2013 and approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2012, respectively.

In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM.  The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York.  The loan bore interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and had a maturity date of June 2012.  In the second quarter of 2012, the loan matured and was paid off.  In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture.  In the third quarter of 2011, ACM sold its investment in this joint venture to an affiliated entity of Mr. Ivan Kaufman for $0.9 million.  Interest income recorded from this loan totaled approximately $0.1 million for the six months ended June 30, 2012.

We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager.  In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM.  Furthermore, one of our former directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager.  ACM currently holds approximately 5.3 million of our common shares, representing approximately 12% of the voting power of our outstanding stock as of June 30, 2013.  Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of our common stock as stated in our charter as amended.  In May 2012, our charter was amended to lower each of the general aggregate stock ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by our Board of Directors.

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

FFO for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2013	2012	2013	2012
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$2,995,866	$15,546,018	$9,636,105	$19,707,798
Subtract:
Gain on sale of real estate held-for-sale	—	—	—	(3,487,145)
Add:
Depreciation — real estate owned and held-for-sale (1)	1,827,595	1,540,217	3,459,726	2,716,972
Depreciation — investment in equity affiliates	22,599	26,936	45,198	53,871
Funds from operations (“FFO”)	$4,846,060	$17,113,171	$13,141,029	$18,991,496

Diluted FFO per common share $	0.11	$0.68	$0.34	$0.77
Diluted weighted average shares outstanding	43,555,495	25,267,459	38,921,834	24,805,807

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

GAAP book value per share and adjusted book value per share as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012

GAAP Arbor Realty Trust, Inc. Stockholders’ Equity	$395,288,632	$229,329,349

Subtract: 8.25% Series A and 7.75% Series B cumulative redeemable preferred stock	(67,654,655)	—

GAAP Arbor Realty Trust, Inc. Common Stockholders’ Equity	$327,633,977	$229,329,349

Add: 450 West 33rd Street transaction — deferred revenue	77,123,133	77,123,133

Unrealized loss on derivative instruments	29,782,120	37,754,775

Subtract: 450 West 33rd Street transaction — prepaid management fee	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Stockholders’ Equity	$415,491,281	$325,159,308

Adjusted book value per common share	$9.63	$10.41

GAAP book value per common share	$7.60	$7.34

Common shares outstanding	43,136,975	31,249,225

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

One month LIBOR approximated 0.19% at June 30, 2013 and 0.21% at December 31, 2012.

Based on our loans, securities available-for-sale, securities held-to-maturity and liabilities as of June 30, 2013, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.2 million.  This is primarily due to a substantial portion of our portfolio having variable interest rates, partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase.  Based on the loans, securities available-for-sale, securities held-to-maturity and liabilities as of June 30, 2013, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.8 million.  This is primarily due to our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease, partially offset by various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt.

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

We had two of these interest rate swap agreements outstanding that had combined notional values of $58.5 million as of June 30, 2013 compared to eight of these interest rate swap agreements outstanding with combined notional values of $603.5 million as of December 31, 2012.  The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there were a 25 basis point increase in forward interest rates as of June 30, 2013 and December 31, 2012, respectively, the value of these interest rate swaps would have decreased by approximately $0.1 million for both periods.  If there were a 25 basis point decrease in forward interest rates as of June 30, 2013 and December 31, 2012, respectively, the value of these interest rate swaps would have increased by approximately $0.1 million for both periods.

We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio.  We had 14 of these interest rate swap agreements outstanding that had a combined notional value of $297.6 million as of June 30, 2013 compared to 14 interest rate swap agreements outstanding with combined notional values of $312.2 million as of December 31, 2012.  The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there had been a 25 basis point increase in forward interest rates as of June 30, 2013 and December 31, 2012, respectively, the fair market value of these interest rate swaps would have increased by approximately $1.9 million and $2.4 million, respectively.  If there were a 25 basis point decrease in forward interest rates as of June 30, 2013 and December 31, 2012, respectively, the fair market value of these interest rate swaps would have decreased by approximately $2.0 million and $2.4 million, respectively.

We also had two LIBOR Caps with a combined notional value of $79.3 million at December 31, 2012.  If there were a 25 basis point increase in forward interest rates as of December 31, 2012, the value of the LIBOR Caps would have increased by less than $0.1 million.  If there were a 25 basis point decrease in forward interest rates as of December 31, 2012, the value of the LIBOR Caps would have decreased by less than $0.1 million. We had no LIBOR Caps as of June 30, 2013.

We also had 20 forward contracts due to recording the purchase of 20 RMBS investments as linked transactions on a combined basis with the related repurchase financing, with a combined fair value of $15.5 million as of June 30, 2013 compared to 12 forward contracts due to recording the purchase of 12 RMBS investments as linked transactions on a combined basis with the related repurchase financing, with a combined fair value of $10.8 million as of December 31, 2012.  As of June 30, 2013, assuming the balances of the securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.4 million, and a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.3 million.  As of December 31, 2012, assuming the balances of the securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.2 million, and a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.1 million.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps.  Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially.  As a result, at June 30, 2013 and December 31, 2012, we funded approximately $15.7 million and $20.0 million, respectively, in cash related to these swaps.  If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded.  However, at maturity the value of these contracts return to par and all cash will be recovered.  If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against affiliates of ours are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  If the amended complaint is filed, the Trust would be seeking $139.0 million in the aggregate from director designees and affiliates of ours.  The hearing on the motion to amend the lawsuits is scheduled for September 12, 2013.  Should the Bankruptcy Court grant the motion we will assess whether an amended motion to dismiss should be filed.  We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein.

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

Exhibit
Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc. *
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. ▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc. *
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock. ❖
3.5	Articles Supplementary of 7.750% Series B Cumulative Redeemable Preferred Stock. ■
3.6	Amended and Restated Bylaws of Arbor Realty Trust, Inc. ▲▲
4.1	Form of Certificate for Common Stock. *
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.5	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate. ❖
4.6	Specimen 7.750% Series B Cumulative Redeemable Preferred Stock Certificate. ■
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
10.46

Underwriting Agreement, dated May 6, 2013, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership, Deutsche Bank Securities Inc., JMP Securities LLC, Ladenburg Thalmann & Co. Inc., and MLV & Co. LLC. ♣♣♣

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2013, filed on August 2, 2013, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

**	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

†	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2005.

‡‡	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2006.

w	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2006.

ww	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

www	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

❖	Incorporated by reference to the Registrant’s Form 8-A which was filed with the Securities and Exchange Commission on February 1, 2013.

❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.

❖❖❖	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.

•	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2009.

••	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2011.

•••	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 12, 2012.

♠	Incorporated by reference to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2012.

♠♠	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on October 11, 2012.

♠♠♠	Incorporated by reference to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2012.

♣	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on February 1, 2013.

♣♣	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 27, 2013.

♣♣♣	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on May 9, 2013.

■	Incorporated by reference to the Registrant’s Form 8-A which was filed with the Securities and Exchange Commission on May 8, 2013.

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

Date: August 2, 2013