Form 10-Q
period 2013-09-30
ARBOR REALTY TRUST INC
filed 2013-11-08
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 49,136,308 outstanding (excluding 2,650,767 shares held in the treasury) as of November 8, 2013.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets:
Cash and cash equivalents	$64,658,561	$29,188,889
Restricted cash (includes $111,640,664 and $41,537,212 from consolidated VIEs, respectively)	113,002,790	42,535,514
Loans and investments, net (includes $1,238,973,709 and $1,113,745,356 from consolidated VIEs, respectively)	1,546,107,405	1,325,667,053
Available-for-sale securities, at fair value (includes $0 and $1,100,000 from consolidated VIEs, respectively)	2,746,682	3,552,736
Securities held-to-maturity, net	41,989,100	42,986,980
Investment in equity affiliates	5,690,169	59,581,242
Real estate owned, net (includes $80,787,215 and $80,787,215 from consolidated VIEs, respectively)	112,417,656	124,148,199
Real estate held-for-sale, net	11,540,649	—
Due from related party (includes $11,970 and $0 from consolidated VIEs, respectively)	53,329	24,094
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $14,329,327 and $11,709,103 from consolidated VIEs, respectively)	59,305,715	55,148,624
Total assets	$1,976,560,005	$1,701,881,280

Liabilities and Equity:
Repurchase agreements and credit facilities	$158,582,338	$130,661,619
Collateralized debt obligations (includes $736,434,556 and $812,452,845 from consolidated VIEs, respectively)	736,434,556	812,452,845
Collateralized loan obligations (includes $264,500,000 and $87,500,000 from consolidated VIEs, respectively)	264,500,000	87,500,000
Junior subordinated notes to subsidiary trust issuing preferred securities	159,157,643	158,767,145
Notes payable	1,750,000	51,457,708
Mortgage note payable — real estate owned	42,745,650	53,751,004
Mortgage note payable — real estate held-for-sale	11,005,354	—
Due to related party	3,349,516	3,084,627
Due to borrowers (includes $0 and $1,320,943 from consolidated VIEs, respectively)	19,561,570	23,056,640
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $16,302,638 and $22,013,896 from consolidated VIEs, respectively)	64,598,525	72,765,437
Total liabilities	1,538,808,285	1,470,620,158
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A cumulative redeemable preferred stock, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at September 30, 2013, no shares issued and outstanding at December 31, 2012; 7.75% Series B cumulative redeemable preferred stock, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at September 30, 2013, no shares issued and outstanding at December 31, 2012	67,654,655	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 51,787,075 shares issued, 49,136,308 shares outstanding at September 30, 2013 and 33,899,992 shares issued, 31,249,225 shares outstanding at December 31, 2012	517,870	339,000
Additional paid-in capital	623,825,310	493,211,222
Treasury stock, at cost — 2,650,767 shares at September 30, 2013 and December 31, 2012	(17,100,916)	(17,100,916)
Accumulated deficit	(209,207,115)	(207,558,257)
Accumulated other comprehensive loss	(28,902,162)	(39,561,700)
Total Arbor Realty Trust, Inc. stockholders’ equity	436,787,642	229,329,349
Noncontrolling interest in consolidated entity	964,078	1,931,773
Total equity	437,751,720	231,261,122
Total liabilities and equity	$1,976,560,005	$1,701,881,280

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$25,742,973	$20,030,595	$73,060,911	$59,139,715
Interest expense	10,645,725	9,510,083	31,621,042	31,042,290
Net interest income	15,097,248	10,520,512	41,439,869	28,097,425
Other revenue:
Property operating income	6,939,947	7,142,993	22,920,902	22,985,629
Other (loss) income, net	(251,424)	334,415	1,733,351	736,054
Total other revenue	6,688,523	7,477,408	24,654,253	23,721,683
Other expenses:
Employee compensation and benefits.	2,995,322	2,301,442	9,047,639	7,168,037
Selling and administrative	3,300,071	1,870,759	8,459,087	5,722,761
Property operating expenses	6,134,739	6,490,903	19,108,578	19,974,259
Depreciation and amortization	1,720,014	1,427,521	4,899,330	3,866,239
Provision for loan losses (net of recoveries)	750,231	4,849,330	4,072,108	20,584,191
Management fee - related party	2,800,000	2,500,000	8,400,000	7,500,000
Total other expenses	17,700,377	19,439,955	53,986,742	64,815,487
Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and (provision) benefit for income taxes	4,085,394	(1,442,035)	12,107,380	(12,996,379)
Gain on extinguishment of debt	1,167,772	4,144,688	4,930,772	30,459,023
Loss from equity affiliates	(81,723)	(225,493)	(245,412)	(700,203)
Income before (provision) benefit for income taxes	5,171,443	2,477,160	16,792,740	16,762,441
(Provision) benefit for income taxes	—	(275,000)	—	526,558
Income from continuing operations	5,171,443	2,202,160	16,792,740	17,288,999

Gain on sale of real estate held-for-sale	—	—	—	3,487,145
(Loss) income from operations of real estate held-for-sale	(79,716)	(87,855)	(271,479)	1,153,581
(Loss) income from discontinued operations	(79,716)	(87,855)	(271,479)	4,640,726
Net income	5,091,727	2,114,305	16,521,261	21,929,725
Preferred stock dividends	1,410,333	—	3,096,278	—
Net income attributable to noncontrolling interest	16,715	53,976	124,199	161,598
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$3,664,679	$2,060,329	$13,300,784	$21,768,127

Basic earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.08	$0.07	$0.34	$0.67
(Loss) income from discontinued operations	—	—	(0.01)	0.18
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.08	$0.07	$0.33	$0.85

Diluted earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.08	$0.07	$0.34	$0.66
(Loss) income from discontinued operations	—	—	(0.01)	0.18
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.08	$0.07	$0.33	$0.84

Dividends declared per common share	$0.13	$0.10	$0.37	$0.175

Weighted average number of shares of common stock outstanding:
Basic	43,397,555	27,749,225	40,129,718	25,643,470
Diluted	43,832,271	28,038,044	40,576,633	25,891,083

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,091,727	$2,114,305	$16,521,261	$21,929,725
Unrealized gain (loss) on securities available-for-sale, net	235,157	(311,815)	293,946	(723,632)
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	—	(100,000)	—
Unrealized loss on derivative financial instruments	(1,383,491)	(2,771,981)	(98,429)	(7,506,850)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	3,551,371	3,735,873	10,564,021	12,882,521
Comprehensive income	7,494,764	2,766,382	27,180,799	26,581,764
Less:
Preferred stock dividends	1,410,333	—	3,096,278	—
Comprehensive income attributable to noncontrolling interest	16,715	53,976	124,199	161,598
Comprehensive income attributable to Arbor Realty Trust, Inc. common stockholders	$6,067,716	$2,712,406	$23,960,322	$26,420,166

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Nine Months Ended September 30, 2013

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders’ Equity	Non- controlling Interest	Total
Balance — January 1, 2013	—	$—	33,899,992	$339,000	$493,211,222	(2,650,767)	$(17,100,916)	$(207,558,257)	$(39,561,700)	$229,329,349	$1,931,773	$231,261,122
Issuance of common stock			17,625,000	176,250	129,184,501					129,360,751		129,360,751
Issuance of 8.25% Series A preferred stock	1,551,500	37,315,694								37,315,694		37,315,694
Issuance of 7.75% Series B preferred stock	1,260,000	30,338,961								30,338,961		30,338,961
Stock-based compensation			262,750	2,627	1,429,580					1,432,207		1,432,207
Forfeiture of unvested restricted stock			(667)	(7)	7					—		—
Distributions — common stock								(14,938,797)		(14,938,797)		(14,938,797)
Distributions —preferred stock								(3,096,278)		(3,096,278)		(3,096,278)
Distributions — preferred stock of private REIT								(10,845)		(10,845)		(10,845)
Net income								16,397,062		16,397,062	124,199	16,521,261
Decrease in non-controlling interest											(1,091,894)	(1,091,894)
Unrealized gain on securities available-for-sale									293,946	293,946		293,946
Reclassification of unrealized gain on securities available-for-sale realized into earnings									(100,000)	(100,000)		(100,000)
Unrealized gain on derivative financial instruments, net									(98,429)	(98,429)		(98,429)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									10,564,021	10,564,021		10,564,021
Balance — September 30, 2013	2,811,500	$67,654,655	51,787,075	$517,870	$623,825,310	(2,650,767)	$(17,100,916)	$(209,207,115)	$(28,902,162)	$436,787,642	$964,078	$437,751,720

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$16,521,261	$21,929,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,328,396	4,291,484
Stock-based compensation	1,432,207	578,190
Gain on sale of securities	(1,100,000)	—
Gain on sale of real estate held-for-sale	—	(3,487,145)
Reversal of liabilities related to discontinued operations	—	(1,175,120)
Gain on extinguishment of debt	(4,930,772)	(30,459,023)
Provision for loan losses (net of recoveries)	4,072,108	20,584,191
Amortization and accretion of interest, fees and intangible assets, net	(1,739,367)	1,863,590
Change in fair value of non-qualifying swaps	1,711,624	1,159,501
Loss from equity affiliates	245,412	700,203
Changes in operating assets and liabilities:
Other assets	(175,420)	(3,988,036)
Distributions of operations from equity affiliates	73,340	73,358
Other liabilities	1,208,113	(331,712)
Change in restricted cash	(363,824)	(131,188)
Due to/from related party	235,654	(155,496)
Net cash provided by operating activities	$22,518,732	$11,452,522

Investing activities:
Loans and investments funded, originated and purchased, net	(431,070,064)	(168,388,566)
Payoffs and paydowns of loans and investments	199,325,600	155,142,484
Proceeds from sale of loan	4,424,097	17,945,000
Due to borrowers and reserves	(585,143)	(505,092)
Deferred fees	3,371,287	2,406,637
Purchase of securities held-to-maturity, net	(29,024,327)	(65,542,970)
Principal collection on securities held-to-maturity, net	30,335,656	44,046,864
Investment in real estate, net	(5,667,915)	(2,883,866)
Proceeds from sale of available-for-sale security	2,100,000	—
Redemption of investment in preferred shares, net	2,418,528	—
Proceeds from sale of real estate, net	—	24,131,557
Contributions to equity affiliates	—	(257,505)
Distributions from equity affiliates	—	52,518
Net cash (used in) / provided by investing activities	$(224,372,281)	$6,147,061

Financing activities:
Proceeds from repurchase agreements, credit facilities and notes payable	159,700,441	94,762,470
Paydowns and payoffs of repurchase agreements and credit facilities	(131,329,722)	(89,951,970)
Payoff and paydown of mortgage notes payable	—	(20,750,000)
Proceeds from collateralized loan obligations	177,000,000	87,500,000
Payoffs and paydowns of collateralized debt obligations	(70,530,260)	(130,136,917)
Change in restricted cash	(70,103,452)	19,700,829
Payments on financial instruments underlying linked transactions	(114,519,321)	(54,827,399)
Receipts on financial instruments underlying linked transactions	109,838,852	50,895,732
Payments on swaps and margin calls to counterparties	(71,091,199)	(3,370,000)
Receipts on swaps and margin calls from counterparties	73,438,045	4,530,000
Purchases of treasury stock	—	(684,764)
Distributions paid to noncontrolling interest	(158,844)	(163,945)
Proceeds from issuance of common stock	134,176,328	18,900,000
Expenses paid on issuance of common stock	(4,664,741)	(1,175,746)
Proceeds from issuance of preferred stock	70,287,500	—
Expenses paid on issuance of preferred stock	(2,632,845)	—
Distributions paid on common stock	(14,938,797)	(4,593,614)
Distributions paid on preferred stock	(2,626,176)	—
Distributions paid on preferred stock of private REIT	(10,845)	(8,581)
Payment of deferred financing costs	(4,511,743)	(2,613,520)
Net cash provided by / (used in) financing activities	$237,323,221	$(31,987,425)
Net increase (decrease) in cash and cash equivalents	$35,469,672	$(14,387,842)
Cash and cash equivalents at beginning of period	29,188,889	55,236,479
Cash and cash equivalents at end of period	$64,658,561	$40,848,637

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2013	2012

Supplemental cash flow information:
Cash used to pay interest	$35,543,871	$29,166,456
Cash used for taxes	$209,903	$701,121
Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$—
Distributions accrued on 7.75% Series B preferred stock	$203,438	$—
Accrued and unpaid expenses on common stock offerings	$150,836	$—
Accrued and unpaid expenses on CLO offerings	$500,000	$—
Investment transferred to real estate held-for-sale, net	$11,540,649	$—
Mortgage note payable — real estate owned transferred to held-for-sale	$11,005,354	$—
Redemption of preferred limited partnership interest and satisfaction of note payable	$33,438,472	$—
Transfer of real estate held-for-sale to first lien holder	$—	$41,440,000
Release of mortgage note payable held-for-sale	$—	$41,440,000
Satisfaction of participation loan	$—	$32,000,000
Retirement of participation liability	$—	$32,000,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Note 1 —Description of Business

Arbor Realty Trust, Inc. (the “Company”) is a Maryland corporation that invests in a diversified portfolio of multi-family and commercial real estate related assets, primarily consisting of bridge loans, mezzanine loans, junior participating interests in first mortgage loans, and preferred and direct equity.  The Company may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.  The Company conducts substantially all of its operations through its operating partnership, Arbor Realty Limited Partnership (“ARLP”), and ARLP’s wholly-owned subsidiaries.  The Company is externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM”).

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

Note 2 — Summary of Significant Accounting Policies

Please refer to Note 2 — “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of its accounting policies.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Further, in connection with the preparation of the consolidated interim financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2013 through the issuance of the Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to current period presentation.  During the third quarter of 2013, the Company classified a real estate investment that was part of a portfolio of multifamily properties as held-for-sale and during the fourth quarter of 2012, the Company sold a real estate investment that was part of a portfolio of hotel properties, resulting in reclassifications of property operating activity and related depreciation to discontinued operations for all prior periods presented.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Loans, Investments and Securities

At the time of purchase, the Company designates a security as available-for-sale, held-to-maturity, or trading depending on the Company’s ability and intent to hold it to maturity.  The Company does not have any securities designated as trading as of September 30, 2013.  Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities held-to-maturity are reported at amortized cost.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.  The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions.  The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company’s ability and intent to hold the investment to maturity.  Management closely monitors market conditions on which it bases such decisions.

The Company also assesses certain of its securities, other than those of high credit quality, to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value that is other-than-temporary and, accordingly, should be written down to their fair value against earnings.  On a quarterly basis, the Company reviews these changes in estimated cash flows, which could occur due to actual prepayment and credit loss experience, to determine if an other-than-temporary impairment is deemed to have occurred.  The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions and is not necessarily intended to indicate a permanent decline in value.  The Company calculates a revised yield based on the current amortized cost of the investment, including any other-than-temporary impairments recognized to date, and the revised yield is then applied prospectively to recognize interest income.

Securities that are purchased at a discount and that are not of high credit quality at the time of purchase are accounted for as debt securities acquired with deteriorated credit quality.  Interest income on these securities is recognized using the effective interest method based on the Company’s estimates of expected cash flows to be received, which include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses, which are reviewed on an ongoing basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

Loss on restructured loans is recorded when the Company has granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when the Company incurs costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower.  When a loan is restructured, the Company records its investment at net realizable value, taking into account the cost of all concessions at the date of restructuring.  The reduction in the recorded investment is recorded as a charge to the Consolidated Statements of Operations in the period in which the loan is restructured.  In addition, a gain or loss may be recorded upon the sale of a loan to a third party as a charge to the Consolidated Statements of Operations in the period in which the loan was sold.  No loss on sale and restructuring of loans was recorded for the nine months ended September 30, 2013 and 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

Given the transitional nature of some of the Company’s real estate loans, the Company may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  The Company will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed.  Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves.  The Company will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account.  As of September 30, 2013, the Company had total interest reserves of $9.7 million on 46 loans with an aggregate unpaid principal balance of $552.3 million and had two non-performing loans with an aggregate unpaid principal balance of $29.2 million with a funded interest reserve of $0.1 million.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers.  These equity kickers have the potential to generate additional revenues to the Company as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.  The Company did not record interest income from such investments for the three and nine month periods ended September 30, 2013 and 2012.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Income Taxes

The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on taxable income that is distributed to its stockholders, provided that the Company distributes at least 90% of its taxable income and meets certain other requirements.  Certain REIT income may be subject to state and local income taxes.  The Company’s assets or operations that would not otherwise comply with the REIT requirements are owned or conducted by the Company’s taxable REIT subsidiaries, the income of which is subject to federal and state income tax.  Under current federal tax law, the income and any tax on or distribution requirements attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at the Company’s election.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

In the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk.  The Company does not use derivatives for trading or speculative purposes.  These derivative financial instruments must be effective in reducing its interest rate risk exposure in order to qualify for hedge accounting.  When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income (loss) for each period until the derivative instrument matures or is settled.  Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income (loss).  In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item.

In certain circumstances, the Company may finance the purchase of Residential Mortgage Backed Securities (“RMBS”) investments through a repurchase agreement with the same counterparty, which may qualify as a linked transaction.  If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions unless certain criteria are met, and the Company accounts for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value, which is reported in other assets on the Consolidated Balance Sheets with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statements of Operations.  The analysis of transactions under these rules requires management’s judgment and experience.  The fair value of linked transactions reflect the value of the underlying RMBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions is reported in other income on the Consolidated Statements of Operations.

The Company has no master netting or similar arrangements and does not offset derivatives.

Variable Interest Entities

The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes, CDOs and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLOs, and investments in debt securities were potential VIEs or variable interests in VIEs.  See Note 9 — “Variable Interest Entities” for the Company’s evaluation of the periods presented.

Recently Issued Accounting Pronouncements

In June 2013, the FASB issued updated guidance on the definition and measurement of investment companies.  The guidance does not address the applicability of investment company accounting for real estate entities and thus does not have a material effect on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued updated guidance on the disclosure of reclassification adjustments related to comprehensive income.  The updated guidance requires the Company to disclose, either on the face of the financial statements or in the notes to the financial statements, the financial statement effects on earnings from items that are reclassified out of other comprehensive income, by component.  This guidance was effective as of the first quarter of 2013 and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities that amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Standards (“IFRS”).  Under the updated guidance, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  In January 2013, the FASB issued further guidance clarifying the scope of disclosures about offsetting assets and liabilities.  The scope applies to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.  The guidance was effective as of the first quarter of 2013 and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,214,659,449	71%	99	5.13%	18.9	0%	76%
Mezzanine loans	109,871,096	6%	25	6.19%	60.6	60%	85%
Junior participation loans	249,139,239	15%	7	4.31%	22.1	62%	83%
Preferred equity investments	129,073,672	8%	16	7.55%	51.5	61%	81%
	1,702,743,456	100%	147	5.26%	24.5	18%	78%

Unearned revenue	(13,617,560)
Allowance for loan losses	(143,018,491)
Loans and investments, net	$1,546,107,405

	December 31, 2012	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,006,726,838	67%	83	4.87%	25.0	0%	75%
Mezzanine loans	112,843,639	7%	24	4.94%	62.6	59%	88%
Junior participation loans	280,662,498	19%	9	3.90%	29.1	59%	79%
Preferred equity investments	100,823,672	7%	12	6.04%	72.2	77%	97%
	1,501,056,647	100%	128	4.77%	31.8	21%	80%

Unearned revenue	(13,683,281)
Allowance for loan losses	(161,706,313)
Loans and investments, net	$1,325,667,053

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

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that, as of September 30, 2013, the unpaid principal balance related

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

to 31 loans with five different borrowers represented approximately 32% of total assets.  At December 31, 2012, the unpaid principal balance related to 23 loans with five different borrowers represented approximately 31% of total assets.

As a result of the loan review process, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $214.1 million and a weighted average last dollar loan-to-value (“LTV”) ratio of 94% at September 30, 2013.

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

As a component of the Company’s policies and procedures for loan valuation and risk assessment, each loan and investment is assigned a credit risk rating.  Individual ratings range from one to five, with one being the lowest risk and five being the highest.  Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves.  Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  Given the Company’s asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating.  That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a ‘high-risk” loan.  All assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance is reviewed, and forward-looking projections are created.  Generally speaking, given the Company’s typical loan and investment profile, a risk rating of three suggests that the Company expects the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired.  A risk rating of four indicates the Company anticipates that the loan will require a modification of some kind.  A risk rating of five indicates the Company expects the loan to underperform over its term, and that there could be loss of interest and/or principal.  Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications.  Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,075,260,698	63.1%	3.2	14%	76%
Office	369,433,065	21.7%	3.2	33%	83%
Land	141,686,108	8.3%	4.2	3%	91%
Hotel	69,312,344	4.1%	3.8	26%	84%
Commercial	25,051,241	1.5%	3.0	3%	49%
Retail	6,750,000	0.4%	2.5	0%	62%
Condo	15,250,000	0.9%	3.7	56%	72%
Total	$1,702,743,456	100.0%	3.3	18%	78%

	December 31, 2012
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$771,140,021	51.4%	3.4	19%	79%
Office	415,162,338	27.6%	3.2	31%	81%
Land	140,745,980	9.4%	4.2	0%	86%
Hotel	105,613,791	7.0%	3.6	22%	78%
Commercial	23,794,517	1.6%	3.0	0%	50%
Retail	19,350,000	1.3%	2.9	0%	61%
Condo	25,250,000	1.7%	4.2	58%	90%
Total	$1,501,056,647	100.0%	3.4	21%	80%

Geographic Concentration Risk

As of September 30, 2013, 32%, 11% and 9% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and Texas, respectively.  As of December 31, 2012, 34%, 11% and 10% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York, Florida and Texas, respectively.

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

During the three months ended September 30, 2013, the Company determined that the fair value of the underlying collateral securing an impaired loan with a carrying value of $5.4 million was less than the net carrying value of the loans, resulting in a $1.5 million provision for loan losses.  During the nine months ended September 30, 2013, the Company determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $26.7 million was less than the net carrying value of the loans, resulting in a $5.5 million provision for loan losses.  In addition, during the three and nine months ended September 30, 2013, the Company recorded $0.7 million and $1.4 million, respectively of net recoveries of previously recorded loan loss reserves.  These recoveries were recorded in provision for loan losses on the Consolidated Statements of Operations.  The effect of the recoveries resulted in a provision for loan losses, net of recoveries, of $0.8 million and $4.1 million for the three and nine months ended September 30, 2013, respectively.  The $1.5 million and $5.5 million of loan loss reserves recorded during the three and nine months ended September 30, 2013 was attributable to four loans on which the Company had not previously recorded reserves.  The Company recorded a $4.9 million and $21.3 million provision for loan losses for the three and nine months ended September 30, 2012, respectively, when it performed an evaluation of its loan portfolio and determined that the fair value of the underlying collateral securing two and five impaired loans, respectively, with an aggregate carrying value of $35.0 million and $90.4 million, respectively, were less than the net carrying value of the loans.  In addition, during the three and nine months ended September

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

30, 2012, the Company recorded $0.1 million and $0.8 million, respectively of net recoveries of previously recorded loan loss reserves.  The effect of these recoveries resulted in a provision for loan losses, net of recoveries, of $4.8 million and $20.6 million for the three and nine months ended September 30, 2012, respectively.  There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of September 30, 2013 and 2012.

At September 30, 2013, the Company had a total of 18 loans with an aggregate carrying value, before reserves, of $239.3 million for which impairment reserves have been recorded.  At December 31, 2012, the Company had a total of 20 loans with an aggregate carrying value, before loan loss reserves, of $240.2 million for which impairment reserves have been recorded.  Additionally, the Company has five loans with an unpaid principal balance totaling approximately $111.3 million at September 30, 2013, which mature in September 2014, that are collateralized by a land development project.  The loans do not carry a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%.  During the fourth quarter of 2010, the Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  The Company has recorded cumulative allowances for loan losses of $43.7 million related to these loans as of September 30, 2013.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of the changes in the allowance for loan losses is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012

Allowance at beginning of the period	$161,706,313	$185,381,855
Provision for loan losses	5,500,000	21,325,394
Charge-offs	(22,756,836)	(16,585,800)
Recoveries of reserves	(1,430,986)	(777,341)
Allowance at end of the period	$143,018,491	$189,344,108

A summary of charge-offs and recoveries is as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012

Charge-offs:
Multi-family	$(4,789,815)	$(10,773,141)
Office	(4,295,506)	(5,812,659)
Hotel	(3,671,515)	—
Condo	(10,000,000)	—
Total	$(22,756,836)	$(16,585,800)

Recoveries:
Multi-family	$(726,492)	$(90,000)
Office	(704,494)	(687,341)
Total	$(1,430,986)	$(777,341)

Net Charge-offs	$(21,325,850)	$(15,808,459)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	1.3%	1.1%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

A summary of the Company’s impaired loans by asset class is as follows:

	September 30, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$72,770,229	$72,127,331	$51,571,153	$72,793,867	$932,323	$66,119,346	$2,314,028
Office	38,043,205	31,112,297	25,929,067	42,403,007	292,982	38,203,007	1,245,497
Land	139,085,950	136,069,507	65,518,271	139,074,948	—	139,061,228	—
Total	$249,899,384	$239,309,135	$143,018,491	$254,271,822	$1,225,305	$243,383,581	$3,559,525

	December 31, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$59,468,463	$59,277,872	$53,587,461	$57,511,779	$339,813	$60,989,859	$590,755
Office	38,362,808	30,545,156	28,929,067	38,453,418	323,118	41,770,470	1,135,254
Land	139,036,505	136,716,617	65,518,270	136,824,347	—	135,250,438	—
Hotel	3,671,507	3,671,507	3,671,515	33,671,507	105,006	33,671,507	596,643
Condo	10,000,000	10,000,000	10,000,000	10,000,000	1,354	10,000,000	173,920
Total	$250,539,283	$240,211,152	$161,706,313	$276,461,051	$769,291	$281,682,274	$2,496,572

(1) Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2) Represents an average of the beginning and ending unpaid principal balance of each asset class.

During the quarter ended September 30, 2013, the Company received proceeds of $4.4 million from the sale of a bridge loan with a carrying value of $5.9 million and recorded a charge-off to previously recorded reserves of $1.5 million, wrote off a junior participation loan with a carrying value of $2.8 million and recorded a charge-off to previously recorded reserves of $2.8 million, and recorded cash recoveries of $0.7 million.  During the quarter ended June 30, 2013, the Company recorded cash recoveries of $0.7 million.  During the quarter ended March 31, 2013, the Company wrote off a bridge loan, two mezzanine loans and a junior participation loan with a total carrying value of $18.5 million and recorded a charge-off to previously recorded reserves of $18.5 million as well as a cash recovery of less than $0.1 million.

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

As of September 30, 2013, five loans with an aggregate net carrying value of approximately $16.1 million, net of related loan loss reserves of $28.6 million, were classified as non-performing, all of which had loan loss reserves.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2012, nine loans with an aggregate net carrying value of approximately $14.9 million, net of related loan loss reserves of $45.1 million, were classified as non-performing, of which one loan with a carrying value of $5.0 million did not have a loan loss reserve.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

A summary of the Company’s non-performing loans by asset class as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013			December 31, 2012
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$9,492,788	$—	$9,492,788	$10,951,549	$—	$10,951,549
Office	10,171,448	—	10,171,448	10,373,229	—	10,373,229
Land	24,999,972	—	24,999,972	24,999,972	—	24,999,972
Hotel	—	—	—	3,671,507	—	3,671,507
Condo	—	—	—	10,000,000	—	10,000,000
Total	$44,664,208	$—	$44,664,208	$59,996,257	$—	$59,996,257

At September 30, 2013, the Company did not have any loans contractually past due 90 days or more that are still accruing interest.  During the quarter ended September 30, 2013, the Company did not refinance and/or modify or extend any loans considered to be trouble debt restructurings.  During the nine months ended September 30, 2013, the Company refinanced and/or modified two loans with an aggregate unpaid principal balance of $27.3 million, which were not considered by the Company to be troubled debt restructurings, however, two loans with a combined unpaid principal balance of $14.6 million that were extended during the period were considered to be trouble debt restructurings.  During the quarter ended September 30, 2012, the Company refinanced and/or modified two loans with a unpaid principal balance totaling $57.4 million, which were considered by the Company to be a troubled debt restructuring and refinanced and/or modified three loans with a unpaid principal balance totaling $60.9 million, which were not considered by the Company to be troubled debt restructurings.  During the nine months ended September 30, 2012, the Company refinanced and/or modified two loans with a combined unpaid principal balance $57.4 million, which were considered by the Company to be troubled debt restructurings and five loans with a combined unpaid principal balance $104.9 million, which were not considered by the Company to be troubled debt restructurings.  In addition, during the nine months ended September 30, 2012, two loans with a combined unpaid principal balance of $37.8 million that were extended during the period were considered to be trouble debt restructurings.  The Company had no unfunded commitments on the modified loans that were considered troubled debt restructurings as of September 30, 2013.

A summary of loan modifications and extensions by asset class that the Company considered to be troubled debt restructurings during the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013					Nine Months Ended September 30, 2013
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest

Multifamily	—	$—	—	$—	—	1	$6,192,666	5.96%	$6,192,666	5.96%
Office	—	—	—	—	—	1	8,400,000	8.24%	8,400,000	8.24%
Total	—	$—	—	$—	—	2	$14,592,666	7.27%	$14,592,666	7.27%

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

There were no loans in which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of September 30, 2013 and 2012 and no additional loans were considered to be impaired due to the Company’s troubled debt restructuring analysis for the three and nine months ended September 30, 2013 and 2012.  These loans were modified to increase the total recovery of the combined principal and interest from the loan.  Any loan modification is predicated upon a goal of maximizing the collection of the loan.  Loan terms that have been modified have included, but are not limited to interest rate, maturity date and in certain cases, principal amount.

Note 4 — Securities

The following is a summary of the Company’s securities classified as available-for-sale at September 30, 2013:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value
Common equity securities	$—	$58,789	$587,893	$646,682
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$2,100,000	$2,158,789	$587,893	$2,746,682

The following is a summary of the Company’s securities classified as available-for-sale at December 31, 2012:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value
Common equity securities	$—	$58,789	$293,947	$352,736
Collateralized debt obligation (CDO) bond	10,000,000	1,000,000	100,000	1,100,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000

Total available-for-sale securities	$12,100,000	$3,158,789	$393,947	$3,552,736

The following is a summary of the underlying credit rating of the Company’s available-for-sale debt securities at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Amortized		Amortized
Rating (1)	#	Cost	#	Cost

CCC-	1	$2,100,000	2	$3,100,000

(1) Based on the rating published by Standard & Poor’s for each security.

The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $0.6 million at September 30, 2013.

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The Company had two mezzanine loans with a total carrying value

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

before loan loss reserves of $30.0 million related to this portfolio that were charged off in the fourth quarter of 2012.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 6.7 years, but has an estimated life of 0.7 years based on the extended maturity of the underlying asset and a fair value of $2.1 million at September 30, 2013.

In May 2013, the Company sold a CDO bond investment that had a carrying value of $1.1 million for approximately $2.1 million and recorded a gain of approximately $1.1 million in other income in the Company’s Consolidated Statements of Operations, which includes the realization of an unrealized gain of $0.1 million that was reclassified out of accumulated other comprehensive loss.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company generally does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  No impairment was recorded on the Company’s available-for-sale securities for the three and nine months ended September 30, 2013 and 2012.

The premium on the CMBS investment was fully amortized as of December 31, 2011.  For the three and nine months ended September 30, 2013 and 2012, no discount was accreted from the CDO bond investment.

The following is a summary of the Company’s securities classified as held-to-maturity at September 30, 2013:

	Face	Amortized	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Value	Gain	Loss	Fair Value
Residential mortgage-backed securities (RMBS)	$47,983,072	$41,989,100	$41,989,100	$1,129,261	$(17,940)	$43,100,421

The following is a summary of the Company’s securities classified as held-to-maturity at December 31, 2012:

	Face	Amortized	Carrying	Unrealized	Unrealized	Estimated
	Value	Cost	Value	Gain	Loss	Fair Value
Residential mortgage-backed securities (RMBS)	$44,431,768	$42,986,980	$42,986,980	$169,450	$(3,306)	$43,153,124

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following is a summary of the underlying credit ratings of the Company’s held-to-maturity securities at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total

AAA	—	$—	—	2	$407,514	1%
AA+	1	104,598	—	—	—	—
AA	—	—	—	1	167,196	1%
BB	—	—	—	3	8,742,011	20%
CCC	1	18,919,153	45%	—	—	—
D	—	—	—	1	9,496,933	22%
NR	9	22,965,349	55%	9	24,173,326	56%
	11	$41,989,100	100%	16	$42,986,980	100%

(1) Based on the rating published by Standard & Poor’s for each security.  NR stands for “not rated”.

During the nine months ended September 30, 2013, the Company purchased three RMBS investments, at a discount of $4.7 million, for $25.8 million and two RMBS investments, at par, for a total of $3.2 million and received total principal paydowns of $30.3 million on the portfolio.  During the twelve months ended December 31, 2012, the Company purchased eight RMBS investments, at par, for a total of $31.8 million, eight RMBS investments, at a combined premium of $0.2 million, for a total of $22.9 million, and two RMBS investments, at a combined discount of $1.5 million, for $14.4 million, and received total principal paydowns of $55.2 million on the portfolio.  The RMBS investments are collateralized by portfolios of residential properties, bear interest at a weighted average fixed rate of 3.05%, have a weighted average stated maturity of 22.1 years, but have weighted average estimated lives of 4.3 years based on the estimated maturity of the RMBS investments, and had a total fair value of $43.1 million at September 30, 2013.  Approximately $15.5 million is estimated to mature after one year through five years, and $26.5 million is estimated to mature after ten years.  The RMBS investments were financed with two repurchase agreements with financial institutions, which generally finance between 80% to 90% of the value of each individual investment.  During the nine months ended September 30, 2013, the Company financed $21.7 million of the RMBS investments and paid down the total debt by $25.6 million due to the principal paydowns received on the RMBS investments.  During the year ended December 31, 2012, the Company financed $55.5 million of the RMBS investments and paid down the total debt by $45.9 million due to the principal paydowns received on the RMBS investments.  The total repurchase agreement debt balance was $31.9 million and $35.8 million at September 30, 2013 and December 31, 2012, respectively.  See Note 7 — “Debt Obligations” for further details.

Securities held-to-maturity are carried at cost, net of unamortized premiums and discounts.  The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its cost basis, which may be at maturity.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  No impairment was recorded on the Company’s securities held-to-maturity for the three and nine months ended September 30, 2013 and 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

For the three and nine months ended September 30, 2013 and 2012, approximately $0.1 million of premium was amortized and approximately $0.1 million of discount was accreted from the Company’s held-to-maturity investments, respectively.

At September 30, 2013, the Company owned two RMBS investments with deteriorated credit quality that had a total aggregate carrying value of $26.4 million.  At December 31, 2012 the Company owned an RMBS investment with deteriorated credit quality that had a carrying value of $9.5 million.

The weighted average yield on the Company’s CDO bond, CMBS and RMBS investments available-for-sale and held-to-maturity based on their face values was 3.72% and 4.89%, including the amortization of premium and the accretion of discount, for the three months ended September 30, 2013 and 2012, respectively, and 4.05% and 4.46%, including the amortization of premium and the accretion of discount, for the nine months ended September 30, 2013 and 2012, respectively.

Note 5 — Investment in Equity Affiliates

The following is a summary of the Company’s investment in equity affiliates at September 30, 2013 and December 31, 2012:

	Investment in Equity Affiliates at		Unpaid Principal Balance of Loans to Equity Affiliates at
	September 30,	December 31,	September 30,
Equity Affiliates	2013	2012	2013

Lightstone Value Plus REIT L.P.	$2,842,090	$55,988,409	$—
West Shore Café	1,690,282	1,821,536	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	851,000	—
930 Flushing & 80 Evergreen	154,697	342,197	23,351,241
Lexford Portfolio	100	100	158,087,000
St. John’s Development	—	—	25,000,000
450 West 33rd Street	—	—	—
Ritz-Carlton Club	—	—	—
Total	$5,690,169	$59,581,242	$206,438,241

The Company accounts for the  Lightstone Value Plus REIT L.P. (“Lightstone”) and 450 West 33rd Street investments under the cost method of accounting and the remaining investments under the equity method.

The following represents the change in the Company’s investments in equity affiliates:

Lightstone Value Plus REIT L.P. / JT Prime

The Company owned approximately $56.0 million of preferred and common operating partnership units of Lightstone through a consolidated entity in which the Company has a two thirds interest. In addition, the consolidated entity had debt of approximately $50.2 million, which was secured by these operating partnership units.  In September 2013, the Company’s portion of the preferred operating partnership units were redeemed by

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Lightstone for cash, at par, and the note related to the Company’s portion was repaid in full. The remaining preferred operating partnership units as well as the related debt secured by these operating partnership units is now owned entirely by the third party noncontrolling interest. As a result, the Company received cash of $2.0 million, reflecting the Company’s equity in the preferred operating partnership units redeemed.  The remaining investment of approximately $2.8 million reflects the carrying value of the consolidated entity’s investment in the common operating partnership units of Lightstone.

The Company owns a 50% non-controlling interest in an unconsolidated joint venture, JT Prime, which holds preferred and common operating partnership units of Lightstone as well as a promissory note secured by these operating partnership units.  In September 2013, the Company’s portion of the preferred operating partnership units were redeemed by Lightstone for cash, at par, and the note related to the Company’s portion was repaid in full.  As a result, the Company received cash of $0.4 million and the carrying value of the Company’s investment in JT Prime was reduced to $0.4 million, reflecting the Company’s remaining interest in the common operating partnership units.

West Shore Café

During the three and nine months ended September 30, 2013, the Company recorded less than $0.1 million and $0.1 million, respectively, of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s Consolidated Statements of Operations.  During the third quarter of 2013, the Company also received the payoff of a $5.5 million first mortgage loan that it provided to the equity affiliate which bore interest at a yield of 10.5%.

930 Flushing & 80 Evergreen

During the three and nine months ended September 30, 2013, the Company recorded approximately $0.1 million and $0.2 million, respectively, of losses from the entity against the equity investment, which was also recorded in loss from equity affiliates in the Company’s Consolidated Statements of Operations.

Note 6 — Real Estate Owned and Held-For-Sale

Real Estate Owned

	September 30, 2013			December 31, 2012
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$11,382,579	$10,893,651	$22,276,230	$15,651,047	$10,893,651	$26,544,698
Building and intangible assets	46,278,295	60,259,869	106,538,164	52,747,149	56,946,750	109,693,899
Less: accumulated depreciation and amortization	(7,716,060)	(8,680,678)	(16,396,738)	(6,216,409)	(5,873,989)	(12,090,398)
Real estate owned, net	$49,944,814	$62,472,842	$112,417,656	$62,181,787	$61,966,412	$124,148,199

As of September 30, 2013, the Company’s six multifamily properties (“Multifamily Portfolio”) classified as real estate owned had a weighted average occupancy rate of approximately 86%.  In the third quarter of 2013, one of the properties in this portfolio with a carrying value of $11.5 million, as well as an $11.0 million portion of a first lien mortgage, was classified as held-for-sale and its results of operations were reclassified as discontinued operations.

The Company’s real estate assets had restricted cash balances totaling $1.4 million and $1.0 million as of September 30, 2013 and December 31, 2012, respectively, due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

For the nine months ended September 30, 2013, the Company’s five hotel properties in Florida (“Hotel Portfolio”) classified as real estate owned had a weighted average occupancy rate of approximately 56%.

Real Estate Held-For-Sale

The results of operations for properties classified as held-for-sale or have been sold and with which the Company has no continuing involvement are reflected on the consolidated financial statements as discontinued operations and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Property operating income	$598,905	$741,036	$1,745,206	$3,677,099

Expenses:
Property operating expense	529,965	681,900	1,587,619	2,098,273
Depreciation	148,656	146,991	429,066	425,245

Gain on sale of real estate held-for-sale	—	—	—	3,487,145
(Loss) income from discontinued operations	$(79,716)	$(87,855)	$(271,479)	$4,640,726

In the third quarter of 2013, a property in the Multifamily Portfolio was classified as held-for-sale due to a proposed sale transaction, and in the fourth quarter of 2012, a property in the Hotel Portfolio was sold to a third party.  The corresponding results of operations were reclassified as discontinued operations for all prior periods presented.

During the nine months ended September 30, 2012, the Company sold an apartment building in Tucson, Arizona and a hotel located in St. Louis, Missouri and recorded a net gain on sale of real estate held-for-sale of $3.5 million in its Consolidated Statements of Operations.  Additionally, during the nine months ended September 30, 2012, the Company surrendered an office building located in Indianapolis, Indiana to the first mortgage lender in full satisfaction of the mortgage note payable and recorded income from discontinued operations of $1.2 million related to the reversal of accrued liabilities which were not incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Repurchase Agreements and Credit Facilities

The following table outlines borrowings under the Company’s repurchase agreements and credit facilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Repurchase agreement (1)	$17,128,000	$22,478,963	$35,072,000	$43,604,281
Repurchase agreement (2)	14,732,981	19,510,137	689,619	827,488
Repurchase agreement (3)	—	—	—	—
$75.0 million warehousing credit facility (4)	55,032,200	81,685,000	50,000,000	70,075,000
$50.0 million warehousing credit facility (5)	28,645,407	39,880,000	—	—
$40.0 million warehousing credit facility (6)	23,043,750	37,150,000	—	—
$17.3 million warehousing credit facility (7)	—	—	17,300,000	30,000,000
$12.6 million warehousing credit facility (7)	—	—	12,600,000	18,000,000
$20.0 million revolving credit facility (8)	20,000,000	—	15,000,000	—

Total repurchase agreements and credit facilities	$158,582,338	$200,704,100	$130,661,619	$162,506,769

(1) Rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 1.86% and 1.75%, respectively.

(2) Rolling monthly term, interest is variable based on one-month LIBOR; the weighted average note rate was 2.01% and 1.73%, respectively.

(3) Rolling monthly term, interest is variable based on one-month LIBOR.

(4) Expiration April 2015, interest is variable based on one-month LIBOR; the note rate was 2.51% and 3.00%, respectively.

(5) Expiration February 2014, interest is variable based on LIBOR; the weighted average note rate was 2.72%.

(6) Expiration June 2014, interest is variable based on LIBOR; the weighted average note rate was 2.21%.

(7) Interest was variable based on LIBOR or Prime; the weighted average note rate was 3.00%.

(8) Expiration May 2014, interest is fixed at 8.50% with an 8.50% non-use fee on the first $5.0 million, then a 1.00% non-use fee, the weighted average note rate was 8.50% and 8.00%, respectively.

At September 30, 2013 and December 31, 2012, the weighted average note rate for the Company’s repurchase agreements and credit facilities was 3.16% and 3.25%, respectively.  There were no interest rate swaps on these facilities at September 30, 2013 and December 31, 2012.  Including certain fees and costs, the weighted average note rate was 3.49% and 3.82% at September 30, 2013 and December 31, 2012, respectively.

In July 2011, the Company entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the nine months ended September 30, 2013, the Company financed the purchase of four RMBS investments with this repurchase agreement for a total of $6.4 million and paid down the total debt by $24.3 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2012, the Company financed the purchase of 17 RMBS investments with this repurchase agreement for a total of $54.7 million and paid down the total debt by $45.7 million due to principal paydowns received on the RMBS investments.  See Note 4 — “Securities” for further details.  The total debt balance was $17.1 million at September 30, 2013.  The facility generally finances between 60% and 90% of the value of each investment, has a rolling monthly term, and bears interest at a rate of 125 to 200 basis points over LIBOR.  The facility also includes a minimum net worth covenant of $100.0 million.

In June 2012, the Company entered into another repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the nine months ended September 30, 2013, the Company financed the purchase of an RMBS investment with this repurchase agreement for $15.4 million and paid down the total debt by $1.3 million due to principal paydowns received on the RMBS investments.  During the year ended December 31, 2012 the Company financed the purchase of an RMBS investment for $0.8 million and paid down the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

debt by $0.1 million due to principal paydowns received on the RMBS investment.  The total debt balance was $14.7 million at September 30, 2013.  See Note 4 — “Securities” for further details.  The facility generally finances between 75% and 80% of the value of the investment, has a rolling monthly term, and bears interest at a rate of 180 to185 basis points over LIBOR.

In June 2013, the Company entered into another repurchase agreement with a financial institution to finance the purchase of RMBS investments.  At September 30, 2013, this facility was not used for RMBS investments classified as held-to-maturity.

In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In January 2013, the Company amended the facility, increasing the committed amount to $75.0 million.  In April 2013, the facility was amended to bear interest at a rate of 225 basis points over LIBOR which was originally 275 basis points over LIBOR, required a 0.25% commitment fee, which was originally 1.0%, upon closing, matures in April 2015 with a one year extension option on outstanding advances that requires two 5% paydowns and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility also has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates.  At September 30, 2013, the outstanding balance of this facility was $55.0 million.

In February 2013, the Company entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, matures in February 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At September 30, 2013, the outstanding balance of this facility was $28.6 million.

In June 2013, the Company entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in June 2014, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At September 30, 2013, the outstanding balance of this facility was $23.0 million.

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

September 30, 2013

December 2013 and had a non-use fee.  In January 2013, the facility was repaid in full as part of the issuance of a second CLO.

In May 2012, the Company entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by the Company’s CDO entities that have been repurchased by the Company.  This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line.  The facility also includes a debt service coverage ratio requirement for the posting of collateral.  In January 2013, the Company amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment.  The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee.  In May 2013, the Company extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed.  If not extended in May 2014, there will be $0.1 million fee.  At September 30, 2013, the outstanding balance of this facility was $20.0 million.

Collateralized Debt Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of September 30, 2013:

			Collateral
	Debt		Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)

CDO I	$127,318,668	$133,019,558	$284,257,145	$234,674,057	$—	$—	$—	$516,689	$187,894,823

CDO II	226,619,510	232,476,371	370,927,009	320,806,156	—	—	—	23,486,637	178,271,174

CDO III	362,239,462	370,938,627	420,876,011	390,305,633	—	—	—	64,000,000	241,496,579

Total CDOs	$716,177,640	$736,434,556	$1,076,060,165	$945,785,846	$—	$—	$—	$88,003,326	$607,662,576

CDO I — Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.11%.

CDO II — Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.32%.

CDO III — Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 0.71%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of December 31, 2012:

			Collateral
	Debt		Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)

CDO I	$133,994,136	$139,856,472	$299,881,599	$238,852,726	$—	$—	$—	$1,036,155	$207,772,049

CDO II	231,186,301	237,209,429	395,266,909	345,919,525	10,000,000	1,100,000	1,100,000	470,952	188,271,174

CDO III	426,458,233	435,386,944	515,403,735	485,235,214	—	—	—	24,819,361	244,697,945

Total CDOs	$791,638,670	$812,452,845	$1,210,552,243	$1,070,007,465	$10,000,000	$1,100,000	$1,100,000	$26,326,468	$640,741,168

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

(4) Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be “credit risk.”  Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager’s reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

At September 30, 2013 and December 31, 2012, the aggregate weighted average note rate for the Company’s collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 1.97% and 1.87%, respectively.  Excluding the effect of swaps, the weighted average note rate at September 30, 2013 and December 31, 2012 was 0.80% and 0.86%, respectively.  Including certain fees and costs, the weighted average note rate was 2.91% and 2.77% at September 30, 2013 and December 31, 2012, respectively.

Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO’s.  Proceeds distributed are recorded as a reduction of the CDO liability.

CDO III has a $100.0 million revolving note class that provided a revolving note facility.  The outstanding note balance for CDO III was $370.9 million at September 30, 2013, which included $67.9 million outstanding under the revolving note facility.

In the third quarter of 2013, the Company purchased, at a discount, $2.8 million of investment grade rated Class H notes originally issued by its CDO II and CDO III issuing entities for a price of $1.7 million from third party investors and recorded a net gain on extinguishment of debt of $1.2 million in its 2013 Consolidated Statements of Operations.

In the first quarter of 2013, the Company purchased, at a discount, a $7.1 million investment grade rated Class H note originally issued by its CDO III issuing entity for a price of $3.3 million from a third party investor and recorded a gain on extinguishment of debt of $3.8 million in its 2013 Consolidated Statements of Operations.

During the three and nine months ended September 30, 2012, the Company purchased, at a discount, $9.0 million and $66.2 million, respectively, of investment grade rated Class B, C, D, E, F, G and H notes originally issued by its CDO II and CDO III issuing entities for a price of $4.9 million and $35.8 million, respectively, from third party investors and recorded a net gain on extinguishment of debt of $4.1 million and $30.5 million, respectively, in its 2012 Consolidated Statements of Operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following table sets forth the face amount and gain on extinguishment of the Company’s CDO bonds repurchased in the following periods by bond class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain

B	$—	$—	$—	$—	$—	$—	$13,000,000	$4,615,000
C	—	—	—	—	—	—	3,329,509	1,200,182
D	—	—	3,000,000	1,281,563	—	—	13,350,000	5,819,066
E	—	—	6,000,000	2,863,125	—	—	13,765,276	6,445,033
F	—	—	—	—	—	—	9,708,556	5,048,417
G	—	—	—	—	—	—	8,672,039	4,777,138
H	2,835,088	1,167,772	—	—	9,935,088	4,930,772	4,403,771	2,554,187
Total	$2,835,088	$1,167,772	$9,000,000	$4,144,688	$9,935,088	$4,930,772	$66,229,151	$30,459,023

In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $20.3 million remains at September 30, 2013.  See “Junior Subordinated Notes” below for further details.

The Company accounts for these transactions on its Consolidated Balance Sheet as financing facilities.  The Company’s CDOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements accordingly.  The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

Collateralized Loan Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligations as of September 30, 2013:

			Collateral
	Debt		Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash	At-Risk (1)

CLO I	$87,500,000	$87,500,000	$117,208,146	$116,830,764	$7,878,504	$10,250,000
CLO II	177,000,000	177,000,000	257,887,960	257,144,312	1,750,135	—
Total CLOs	$264,500,000	$264,500,000	$375,096,106	$373,975,076	$9,628,639	$10,250,000

CLO I — Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.62%.

CLO II — Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.57%.

(1) Amounts represent the face value of collateral in default, as defined by the CLO indenture, as well as assets deemed to be “credit risk.”  Credit risk assets are reported by each of the CLOs and are generally defined as one that, in the CLO collateral manager’s reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligation as of December 31, 2012:

Collateral
	Debt		Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted
	Value	Value	Principal	Value	Cash

CLO I	$87,500,000	$87,500,000	$125,086,650	$124,525,103	$—

On September 24, 2012, the Company completed its first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2012-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2012-1, LLC.  Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company’s existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.  The aggregate principal amounts of the two classes of notes were $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of $37.6 million.  The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on November 15, 2012, to and including October 15, 2022, the stated maturity date of the notes.  The Company incurred approximately $2.4 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 4.35%.  The Company accounts for this transaction on its balance sheet as a financing facility.

On January 28, 2013, the Company completed its second CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2013-1, LLC.  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company’s existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO.  Subsequently, the issuer owns loan obligations with a face value of approximately $260.0 million.  The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of approximately $83.0 million.  The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on March 15, 2013, to and including February 15, 2023, the stated maturity date of the notes.  The Company incurred approximately $3.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 3.00%.  The Company accounts for this transaction on its balance sheet as a financing facility.

The Company’s CLO vehicles are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements.  The two investment grade tranches are treated as a secured financing, and are non-recourse to the Company.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

At September 30, 2013 and December 31, 2012, the aggregate weighted average note rate for the Company’s collateralized loan obligations was 2.92% and 3.65%, respectively.  Including certain fees and costs, the weighted average note rate was 3.47% and 4.33% at September 30, 2013 and December 31, 2012, respectively.

Junior Subordinated Notes

The carrying value of borrowings under the Company’s junior subordinated notes was $159.2 million at September 30, 2013 and $158.8 million at December 31, 2012, which is net of a deferred amount of $16.7 million and $17.1 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable for the first two years.  The current weighted average note rate was 3.03% and 3.08% at September 30, 2013 and December 31, 2012, respectively, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.06% and 3.12% at September 30, 2013 and December 31, 2012, respectively.  Including certain fees and costs, the weighted average note rate was 3.22% and 3.35% at September 30, 2013 and December 31, 2012, respectively.  The impact of these variable interest entities with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bore a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the “Modification Period”).  Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.90%, which was reduced to 2.77% after the exchange in 2010 mentioned above.  The 12% increase to the face amount due upon maturity, which had a balance of $16.7 million at September 30, 2013, is being amortized into interest expense over the life of the notes.  The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes.  The terms of the Modification Period expired in April 2012.

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Note payable relating to investment in equity affiliates, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$—	$—	$50,157,708	$55,988,411

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000

Junior loan participation, maturity of March 2014, secured by the Company’s interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 15.00%	450,000	450,000	—	—

Total notes payable	$1,750,000	$1,750,000	$51,457,708	$57,288,411

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

At September 30, 2013 and December 31, 2012, the aggregate weighted average note rate for the Company’s notes payable was 3.91%, respectively.  There were no interest rate swaps on the notes payable at September 30, 2013 and December 31, 2012.

In 2008, the Company recorded a $49.5 million note payable after receiving cash related to a transaction with Lightstone Value Plus REIT, L.P. to exchange the Company’s profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone Value Plus REIT, L.P.  The note, which was paid down to $48.5 million as of December 31, 2008, was initially secured by the Company’s interest in POM, with a maturity in July 2016 and interest at a fixed rate of 4.06% with payment deferred until the closing of the transaction.  Upon the closing of the POM transaction in March 2009, the note balance was increased to $50.2 million and was secured by the Company’s investment in common and preferred operating partnership units in Lightstone Value Plus REIT, L.P.  In September 2013, the outstanding balance of this note was paid off upon the redemption of the preferred operating partnership units in Lightstone Value Plus REIT, L.P.  See Note 5 — “Investment in equity affiliates” for further details.

In September 2013, the Company entered into a non-recourse junior loan participation for approximately $0.5 million on a $3.0 million mezzanine loan.  The participation has a fixed rate of 15.00% and a maturity of March 2014.  The Company also has a junior loan participation with an outstanding balance at September 30, 2013 of $1.3 million on a $1.3 million bridge loan.  These participations have a maturity date equal to the corresponding mortgage loan and are secured by the participant’s interest in the mortgage loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  The Company’s obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

During 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by the Multifamily Portfolio.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option.  In June 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million. In September 2013, one of the properties in the Multifamily Portfolio was classified as held-for-sale and thus $11.0 million of the first lien mortgage was classified as held-for-sale and the balance of $42.7 million was classified as real estate owned at September 30, 2013.

Debt Covenants

The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  The Company was in compliance with all financial covenants and restrictions at September 30, 2013.

The Company’s CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and the Company would not receive any residual payments until that CDO or CLO regained compliance with such tests.  The Company’s CDOs and CLOs were in compliance with all such covenants as of September 30, 2013, as well as on the most recent determination date in October 2013.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.  The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

non-performing loans out of the CDOs or CLOs.  However, the Company may not have sufficient liquidity available to do so at such time.

The chart below is a summary of the Company’s CDO and CLO compliance tests as of the most recent determination dates in October 2013:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II

Overcollateralization (1)

Current	166.88%	133.77%	106.64%	142.96%	146.89%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	501.11%	473.84%	566.70%	224.40%	287.19%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

The chart below is a summary of the Company’s CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II

October 2013	166.88%	133.77%	106.64%	142.96%	146.89%
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%
April 2013	174.76%	138.97%	106.56%	142.96%	146.89%
January 2013	172.73%	138.89%	105.90%	142.96%	—
October 2012	171.36%	138.59%	105.64%	—	—

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Note 8 — Derivative Financial Instruments

See Note 2 — “Summary of Significant Accounting Policies” for the Company’s accounting policies regarding derivative financial instruments.

The following is a summary of the derivative financial instruments held by the Company as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation\ Cash Flow	Derivative	Count	September 30, 2013	Count	December 31, 2012	Expiration Date	Sheet Location	September 30, 2013	December 31, 2012

Non-Qualifying	Basis Swaps	1	$11,600	8	$603,524	2015	Other Assets	$10	$128

Non-Qualifying	LIBOR Caps	—	$—	1	$6,000	—	Other Assets	$—	$—

Qualifying	LIBOR Cap	—	$—	1	$73,301	—	Other Assets	$—	$—

Qualifying	Interest Rate Swaps	14	$297,583	14	$312,227	2014 - 2017	Other Liabilities	$(27,777)	$(37,755)

Non-Qualifying	Forward Contracts	14	$—	12	$—	2015 - 2036	Other Assets	$13,930	$10,800

The Non-Qualifying Basis Swaps Hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  During the nine months ended September 30, 2013, seven basis swaps matured with a combined notional value of approximately $499.4 million and the notional value of one basis swap decreased by approximately $92.6 million pursuant to the contractual terms of the respective swap agreement.  The Non-Qualifying LIBOR Cap Hedge with a notional value of approximately $6.0 million at December 31, 2012 also matured during the nine months ended September 30, 2013.  The Company entered into this hedge in the fourth quarter of 2010 due to a loan agreement which required a LIBOR Cap of 1%.  During the nine months ended September 30, 2012, a basis swap matured with a notional value of approximately $110.1 million and the notional value of two basis swaps decreased by approximately $109.4 million pursuant to the contractual terms of the respective swap agreements.  For the three months ended September 30, 2013 and 2012, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Caps was less than $(0.1) million and $(0.4) million, respectively, and for the nine months ended September 30, 2013 and 2012, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Caps was $(0.1) million and $(1.2) million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the nine months ended September 30, 2013, the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement.  The Qualifying LIBOR Cap Hedge with a notional value of approximately $73.3 million at December 31, 2012 also matured during the nine months ended September 30, 2013.  The Company entered into this hedge in the first quarter of 2011due to a loan agreement which required a LIBOR Cap of 2%.  During the nine months ended September 30, 2012, nine interest rate swaps matured with a combined notional value of approximately $176.8

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

million and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the respective swap agreement.  As of September 30, 2013, the Company expects to reclassify approximately $(13.4) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  As of September 30, 2013 and December 31, 2012, the Company has a net deferred loss of $1.7 million and $2.2 million, respectively, in accumulated other comprehensive loss.  The Company recorded $0.2 million and $0.2 million as additional interest expense related to the amortization of the loss for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended September 30, 2013 and 2012, respectively.  The Company recorded $0.6 million and $0.7 million as additional interest expense related to the amortization of the loss for the nine months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.2 million as a reduction to interest expense related to the accretion of the net gains for the nine months ended September 30, 2013 and 2012, respectively.  The Company expects to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

The fair value of Non-Qualifying Forward Contracts was $13.9 million as of September 30, 2013 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $125.5 million of RMBS investments net of $1.4 million of net losses in fair value and $110.1 million of repurchase financing.  The fair value of Non-Qualifying Forward Contracts was $10.8 million as of December 31, 2012 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $75.3 million of RMBS investments, net of $64.6 million of repurchase financing.  During the nine months ended September 30, 2013, the Company purchased nine RMBS investments for $85.3 million and financed the purchases with repurchase agreements totaling $73.7 million, which are accounted for as linked transactions and considered forward contracts.  The repurchase agreements generally finance 80% - 90% of the purchase and bear interest at a rate of 125 to 175 basis points over LIBOR.  The Company received total principal paydowns on the RMBS of $26.3 million and paid down the associated repurchase agreement by $21.2 million.  In the third quarter of 2013, the Company sold five RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $8.7 million for approximately $8.7 million and recorded a net loss of less than $0.1 million related to the settlement of these linked transactions.  The five RMBS investments were financed with repurchase agreements totaling $8.0 million which were repaid with the proceeds.  During the nine months ended September 30, 2012, the Company purchased eight RMBS investments for $52.2 million and financed 80% - 90% of the purchases with repurchase agreements totaling $46.1 million, which are accounted for as linked transactions and considered forward contracts.  The Company received total principal paydowns on the RMBS of $4.8 million and paid down the associated repurchase agreement by $3.0 million.  For the nine months ended September 30, 2013, $1.6 million of net interest income and a $1.7 million decrease in fair value was recorded to other income on the Consolidated Statements of Operations.  For the nine months ended September 30, 2012, $0.5 million of net interest income and a $0.1 million increase in fair value was recorded to other income on the Consolidated Statements of Operations.  The RMBS investments bear interest at a weighted average fixed rate of 3.00%, have a weighted average stated maturity of 23.1 years, but have weighted average estimated lives of 2.8 years based on the estimated maturities of the RMBS investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Operations as of September 30, 2013 and 2012 (dollars in thousands):

		Amount of (Gain) Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Nine Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Nine Months Ended		Amount of (Loss) Gain Recognized in Interest Expense (Ineffective Portion) For the Nine Months Ended		Amount of (Loss) Gain Recognized in Other Income For the Nine Months Ended
Designation\ Cash Flow	Derivative	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Non-Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$(11)	$50	$—	$—

Qualifying	Interest Rate Swaps / Cap	$98	$7,507	$(10,564)	$(12,883)	$—	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$(1,688)	$65

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of September 30, 2013 and December 31, 2012 of approximately $(29.5) million and approximately $(40.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(27.8) million and $(37.8) million, respectively, deferred losses on terminated interest swaps of $(2.1) million and $(2.7) million, respectively, and deferred net gains on termination of interest swaps of $0.4 million and $0.5 million, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(14.9) million and $(19.2) million, respectively.  As of September 30, 2013 and December 31, 2012, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $15.1 million and $20.0 million, respectively, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 49 VIEs in which it has a variable interest as of September 30, 2013 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $788.2 million and exposure to real estate debt of approximately $4.1 billion at September 30, 2013.

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of September 30, 2013:

		Maximum
Type	Carrying Amount (1)	Exposure to Loss (2)

Loans	$445,338,992	$445,338,992
Loans and equity investments	156,849,718	156,849,718
RMBS	183,292,201	183,292,201
CMBS	2,100,000	2,100,000
Junior subordinated notes (3)	578,000	578,000
Total	$788,158,911	$788,158,911

(1) Represents the carrying amount of loans and investments before reserves.  At September 30, 2013, $216.8 million of loans to VIEs had corresponding loan loss reserves of approximately $131.7 million and $39.2 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) The Company’s maximum exposure to loss as of September 30, 2013 would not exceed the carrying amount of its investment.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,546,107,405	$1,566,593,565	$1,325,667,053	$1,316,001,339
Available-for-sale securities	2,746,682	2,746,682	3,552,736	3,552,736
Securities held-to-maturity, net	41,989,100	43,100,421	42,986,980	43,153,124
Derivative financial instruments	13,939,477	13,939,477	10,927,551	10,927,551

Financial liabilities:
Repurchase agreements and credit facilities	$158,582,338	$158,297,391	$130,661,619	$130,363,126
Collateralized debt obligations	736,434,556	610,943,763	812,452,845	590,901,757
Collateralized loan obligations	264,500,000	266,498,750	87,500,000	87,500,000
Junior subordinated notes	159,157,643	100,930,762	158,767,145	99,984,066
Notes payable	1,750,000	1,737,431	51,457,708	46,743,406
Mortgage note payable - real estate owned and held-for-sale	53,751,004	52,219,748	53,751,004	50,005,874
Derivative financial instruments	27,776,770	27,776,770	37,754,775	37,754,775

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

Collateralized debt obligations and collateralized loan obligations:  Fair values are estimated based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

Junior subordinated notes:  Fair values are estimated based on discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available—for—sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2013:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$2,746,682	$2,746,682	$646,682	$—	$2,100,000
Derivative financial instruments (2)	13,939,477	13,939,477	—	9,641	13,929,836
Financial liabilities:
Derivative financial instruments	$27,776,770	$27,776,770	$—	$27,776,770	$—

(1) The Company’s equity securities available-for-sale were measured using Level 1 inputs and the Company’s CDO bond and CMBS investments available-for-sale were measured using Level 3 inputs.

(2) The Company’s basis swap derivatives were measured using Level 2 inputs and the Company’s forward contract derivatives were measured using Level 3 inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale	Derivative
	Securities	Financial Instruments

Balance as of December 31, 2012	$3,200,000	$10,799,536
Adjustments to fair value:
Additions (1)	—	10,600,127
Paydowns (2)	—	(5,055,013)
Net changes in fair value (3)	—	(1,688,440)
Sales and settlements (4)	(1,100,000)	(726,374)
Balance as of September 30, 2013	$2,100,000	$13,929,836

(1)  Represents forward contract derivatives recorded at fair value in the nine months ended September 30, 2013.

(2)  Represents the paydowns on the forward contracts during the nine months ended September 30, 2013.

(3)  Represents the net change in fair value recorded to other income during the nine months ended September 30, 2013.

(4)  Represents the sale of a CDO bond investment in the second quarter of 2013 and the settlement of forward contract derivatives in the third quarter of 2013.

The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis, such as impaired loans.  The fair value of these financial assets was determined using the following inputs as of September 30, 2013:

	Net		Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$96,290,645	$116,657,940	$—	$—	$116,657,940

(1) The Company had an allowance for loan losses of $143.0 million relating to 18 loans with an aggregate carrying value, before loan loss reserves, of approximately $239.3 million at September 30, 2013.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	September 30, 2013
		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)
Financial assets:

Impaired loans (1):

Multi-family	$31,917,678	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	7.50% to 8.00% (5.51%) 6.00% to 8.25% (7.07%) 2.00% to 3.00% (1.51%)

Office	7,271,949	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.00% to 10.00% (9.43%) 8.00% to 8.50% (8.15%) 2.50% to 3.00% (2.96%)

Land	71,468,341	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	15.50% 9.73% 5.40%

	5,999,972	Comparable sales and discounted cash flows	Dollar per acre Discount rate	$293K/Acre 11.00%

CMBS	2,100,000	Discounted cash flows	Discount rate	14.00%

Forward Contract Derivatives	13,929,836	Valuation models	Discount rate Loss severity Cumulative default rate Voluntary prepayment rate	(2) (2) (2) (2)

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The Company measures certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following inputs as of September 30, 2013:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,546,107,405	$1,566,593,565	$—	$—	$1,566,593,565
Securities held-to-maturity, net	41,989,100	43,100,421	—	—	43,100,421
Financial liabilities:
Repurchase agreements and credit facilities	$158,582,338	$158,297,391	$—	$—	$158,297,391
Collateralized debt obligations	736,434,556	610,943,763	—	—	610,943,763
Collateralized loan obligation	264,500,000	266,498,750	—	—	266,498,750
Junior subordinated notes	159,157,643	100,930,762	—	—	100,930,762
Notes payable	1,750,000	1,737,431	—	—	1,737,431
Mortgage note payable — real estate owned	53,751,004	52,219,748	—	—	52,219,748

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

Junior subordinated notes:  Fair values are estimated at Level 3 based on discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

Note 11 — Commitments and Contingencies

Contractual Commitments

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $8.5 million as of September 30, 2013, that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $8.5 million outstanding balance at September 30, 2013, the Company’s restricted cash balance contained

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

approximately $5.8 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO vehicles.

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to the Company, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against affiliates of the Company are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  If the amended complaint is filed, the Trust would be seeking $139.0 million in the aggregate from director designees and affiliates of the Company.  The hearing on the motion to amend the lawsuits is scheduled for November 13, 2013.  Should the Bankruptcy Court grant the motion, the Company will assess whether an amended motion to dismiss should be filed.  The Company has moved to dismiss the referenced actions and intends to vigorously defend against the claims asserted therein.

The Company has not made a loss accrual for this litigation because it believes that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Note 12 — Equity

Preferred Stock

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

Common Stock

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

In March 2013, the Company completed another public offering in which it sold 5,625,000 shares of its common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the underwriting discount and other offering expenses.  The Company used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

In June 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the 1933 Act with respect to an aggregate of $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act.  On August 5, 2013, the SEC declared this shelf registration statement effective.  The Company currently has $457.5 million available under the shelf registration.

In September 2013, the Company completed another public offering in which it sold 6,000,000 shares of its common stock for $7.08 per share, and received net proceeds of approximately $40.9 million after deducting the underwriting discount and other offering expenses.  The Company intends to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Deferred Compensation

The Company has a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain directors, officers of the Company and employees of the Company and ACM.  On May 1, 2013, the Company issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the “Plan”), and recorded $0.5 million to selling and administrative expense in its Consolidated Statements of Operations in the second quarter of 2013.  On February 28, 2013, the Company issued 192,750 shares of restricted common stock under the Plan to certain employees of the Company and ACM with a total grant date fair value of $1.5 million and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in the Company’s Consolidated Statements of Operations in the first quarter of 2013.  One third of the shares vested as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.  During the third quarter of 2013, a total of 667 shares of unvested restricted stock with a grant date fair value of less than $0.1 million were forfeited.  As of September 30, 2013, unvested restricted stock consisted of 82,500 shares granted to non-employees with a grant date fair value of $0.7 million, which is subject to remeasurement each reporting period, and 45,333 shares granted to employees of the Company with a grant date fair value of $0.4 million.  Expense is recognized ratably over the vesting period in the Company’s Consolidated Statements of Operations in selling and administrative expense and employee compensation and benefits expense, respectively.  During the three and nine months ended September 30, 2013, the Company recorded the ratable portion of the unvested restricted stock to employee compensation and benefits for $0.1 million and $0.2 million, respectively, and to selling and administrative expense for $0.1 million and $0.2 million, respectively, in its Consolidated Statements of Operations.

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

Warrants

In connection with a debt restructuring with Wachovia Bank in 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00.  Of such warrants, 500,000 warrants are exercisable at a price of $3.50, 250,000 warrants are exercisable at a price of $4.00 and 250,000 warrants are exercisable at a price of $5.00.  All of the warrants are currently exercisable, expire on July 23, 2015 and no warrants have been exercised to date.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	Statement of Operations Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps / Cap	$(10,564)	$(12,883)	Interest expense (1)
Net realized gain on sale of available-for-sale investments:
CDO bond investment	$100	$—	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

At September 30, 2013, accumulated other comprehensive loss was $28.9 million and consisted of $29.5 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.6 million unrealized gain related to available-for-sale securities.  At December 31, 2012, accumulated other comprehensive loss was $39.6 million and consisted of $40.0 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.4 million unrealized gain related to available-for-sale securities.

Noncontrolling Interest

Noncontrolling interest in a consolidated entity on the Company’s Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012 was $1.0 million and $1.9 million, respectively, representing a third party’s one third interest in the equity of a consolidated subsidiary that owns an investment that carried a note payable related to the exchange of POM profits interest transaction discussed in Note 7 — “Debt Obligations”.  In September 2013, a portion of the investment was redeemed by a third party and the related note payable was repaid.  Upon completion of this transaction, the noncontrolling interest in the consolidated entity was reduced to $1.0 million.  See Note 5 — “Investment in equity affiliates” for further details.  For the three months ended September 30, 2013 and 2012, the Company recorded income of less than $0.1 million and $0.1 million, respectively, as well as distributions of $1.0 million, which included a distribution of $0.9 million related to the transaction discussed above, and $0.1 million, respectively, attributable to noncontrolling interest.  For the nine months ended September 30, 2013 and 2012, the Company recorded income of $0.1 million and $0.2 million, respectively, as well as distributions of $1.1 million and $0.2 million, respectively, attributable to noncontrolling interest.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended September 30, 2013 and 2012.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Basic	Diluted	Basic	Diluted
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$3,744,395	$3,744,395	$2,148,184	$2,148,184
Loss from discontinued operations	(79,716)	(79,716)	(87,855)	(87,855)
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$3,664,679	$3,664,679	$2,060,329	$2,060,329

Weighted average number of common shares outstanding	43,397,555	43,397,555	27,749,225	27,749,225
Dilutive effect of warrants	—	434,716	—	288,819
Weighted average number of common shares outstanding	43,397,555	43,832,271	27,749,225	28,038,044

Income from continuing operations, net of noncontrolling interest and preferred stock dividends, per common share	$0.08	$0.08	$0.07	$0.07
Loss from discontinued operations per common share	—	—	—	—
Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$0.08	$0.08	$0.07	$0.07

(1) Net of noncontrolling interest and preferred stock dividends.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Basic	Diluted	Basic	Diluted
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$13,572,263	$13,572,263	$17,127,401	$17,127,401
(Loss) income from discontinued operations	(271,479)	(271,479)	4,640,726	4,640,726
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$13,300,784	$13,300,784	$21,768,127	$21,768,127

Weighted average number of common shares outstanding	40,129,718	40,129,718	25,643,470	25,643,470
Dilutive effect of warrants	—	446,915	—	247,613
Weighted average number of common shares outstanding	40,129,718	40,576,633	25,643,470	25,891,083

Income from continuing operations, net of noncontrolling interest and preferred stock dividends, per common share	$0.34	$0.34	$0.67	$0.66
(Loss) income from discontinued operations per common share	(0.01)	(0.01)	0.18	0.18
Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$0.33	$0.33	$0.85	$0.84

(1) Net of noncontrolling interest and preferred stock dividends.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Note 14 — Related Party Transactions

Due from related party was approximately $0.1 million at September 30, 2013 and December 31, 2012, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

At September 30, 2013, due to related party was $3.3 million and consisted primarily of base management fees due to ACM, of which $1.6 million will be remitted by the Company in the fourth quarter of 2013.  At December 31, 2012, due to related party was $3.1 million and consisted primarily of base management fees due to ACM that were remitted by the Company in the first quarter of 2013.

In June 2013, the Company’s board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with the Company’s manager involving the acquisition of its manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of its current business. Although there have been preliminary discussions between the Special Committee and representatives of the Company’s manager, it cannot provide any assurance regarding the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing, or whether any transaction between the Company and its manager will occur at all.  Also, in connection with evaluating a potential transaction with the Company’s manager, the Special Committee has engaged legal, financial and accounting advisors resulting in approximately $1.3 million of advisory fees to date.

In April 2013, the Company originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity.  The loans have an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015.  In October 2013, two of the loans totaling $17.0 million were paid off.

In April 2013, the Company also purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year than one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options.  Interest income recorded from these loans totaled approximately $1.1 million and $2.1 million for the three and nine months ended September 30, 2013, respectively.

In January 2013, the Company originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on the Company’s Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bears interest at a rate of one-month LIBOR plus 6.00% and has a maturity date of January 2015.  Interest income recorded from this loan totaled approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2013.

In December 2012, ACM acquired a multifamily property in Detroit, Michigan and simultaneously sold the property to a third party, who received a $30.0 million bridge loan from the Company.  ACM retained a $6.0 million preferred equity loan to the entity.  The loan to the Company bears interest at a rate of one-month LIBOR plus 5.00% with a LIBOR cap of 1.00% and has a maturity date of November 2014 with three one year extension options.  Interest income recorded from this loan totaled approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2013.

In September 2012, the Company purchased, at par, a $5.1 million bridge loan from ACM.  The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from ACM.  The loan bears interest at a rate of one-month LIBOR plus 5.50% with a LIBOR floor of 0.24% and has a maturity date of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

May 2015.  Interest income recorded from this loan totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.

In December 2011, the Company completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, which was paid down to $22.5 million in the third quarter of 2013, of which the Company held a $9.5 million interest, and Mr. Fred Weber, the Company’s Executive Vice President of Structured Finance, held a $0.5 million interest, as of September 30, 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the preferred equity investment totaled approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2013 and 2012, respectively.  The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020.  The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero.  The Company records this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, the Company’s chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  The Company has provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for the Company upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or the Company.  At September 30, 2013, this debt had an aggregate outstanding balance of $649.2 million and is scheduled to mature between 2017 and 2023.

During the second quarter of 2011, the Company originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million, of which one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013.  Interest income recorded from this loan totaled approximately $0.1 million for the nine months ended September 30, 2013 and approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, respectively.

During the first quarter of 2011, the Company originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of March 31, 2013 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012.  The fourth was a $4.0 million bridge loan with an original maturity date in April 2013 which was extended to March 2014 and an interest rate of one-month LIBOR plus 6.00%.  Interest income recorded from these loans totaled approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2013 and approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2012, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

Ivan Kaufman for $0.9 million.  Interest income recorded from this loan totaled approximately $0.1 million for the nine months ended September 30, 2012.

The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s former directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing approximately 11% of the voting power of the Company’s outstanding stock as of September 30, 2013.  The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of the Company’s common stock stated in the Company’s charter as amended.  In May 2012, the Company’s charter was amended to lower each of the general aggregate stock ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by the Company’s Board of Directors.

Note 15 — Distributions

The following table presents dividends declared by the Company on its common stock from January 1, 2013 through September 30, 2013:

Declaration	For Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

February 12, 2013	December 31, 2012	March 5, 2013	March 12, 2013	$0.12
May 1, 2013	March 31, 2013	May 15, 2013	May 31, 2013	$0.12
July 31, 2013	June 30, 2013	August 14, 2013	September 3, 2013	$0.13

On November 6, 2013, the Board of Directors declared a cash dividend of $0.13 per share of common stock with respect to the three months ended September 30, 2013.  The dividend is payable on December 2, 2013 to common shareholders of record at the close of business on November 20, 2013 and the ex-dividend date is November 18, 2013.

The following table presents dividends declared by the Company on its 8.25% Series A preferred stock from February 1, 2013 through September 30, 2013:

Declaration	For Period	For Period	Record	Payment	Dividend
Date	Beginning	Ended	Date	Date	Per Share

May 1, 2013	February 1, 2013	May 31, 2013	May 15, 2013	May 31, 2013	$0.6875
July 31, 2013	June 1, 2013	August 31, 2013	August 14, 2013	September 3, 2013	$0.515625

On October 25, 2013, the Board of Directors also declared a cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from September 1, 2013 through November 30, 2013.  The dividend is payable on December 2, 2013 to preferred shareholders of record on November 15, 2013.  The Company accrued dividends of $0.3 million in the third quarter of 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

The following table presents dividends declared by the Company on its 7.75% Series B preferred stock from May 9, 2013 (date of issuance) through September 30, 2013:

Declaration	For Period	For Period	Record	Payment	Dividend
Date	Beginning	Ended	Date	Date	Per Share

July 31, 2013	May 9, 2013	August 31, 2013	August 14, 2013	September 3, 2013	$0.6028

On October 25, 2013, the Board of Directors also declared a cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from September 1, 2013, through November 30, 2013.  The dividend is payable on December 2, 2013 to preferred shareholders of record on November 15, 2013.  The Company accrued dividends of $0.2 million in the third quarter of 2013.

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes.  As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 or 2010 have been deferred to future periods at the Company’s election.  As of September 30, 2013 and 2012, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the three and nine months ended September 30, 2013 and 2012 except for $0.6 million and $0.1 million of federal alternative minimum tax recorded in the second and third quarters of 2012, respectively.  Certain of the Company’s assets that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three and nine months ended September 30, 2013, the Company did not record any provision for income taxes for these taxable REIT subsidiaries.  During the third quarter of 2012, the Company recorded a $0.2 million provision for state income taxes for its taxable REIT subsidiaries.  In the first quarter of 2012, the Company recorded a $1.4 million receivable for the expected refund of income taxes paid by a taxable REIT subsidiary in a prior year, which was received in the third quarter of 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

The following table sets forth the Company’s base management fees and incentive fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management Fees:	2013	2012	2013	2012

Base (1)	$2,800,000	$2,500,000	$8,400,000	$7,500,000

Incentive	—	—	—	—
Total management fee	$2,800,000	$2,500,000	$8,400,000	$7,500,000

(1)         Included in base management fees for the three months ended September 30, 2013 and 2012, was $1.3 million and $1.2 million, respectively, that was included in due to related party.  Included in base management fees for the nine months ended September 30, 2013 and 2012, was $2.5 million, respectively, that was included in due to related party.

For the three and nine months ended September 30, 2013 and 2012, no success-based payments were made.

Additionally, in 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company’s equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

Overview

We are a Maryland corporation formed in June 2003 to invest in multi-family and commercial real estate-related bridge loans, junior participating interests in first mortgages, mezzanine loans, preferred and direct equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments.  We have also invested in mortgage-related securities.  We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met.  We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.

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

During the first, second and third quarters of fiscal year 2013 we recorded $2.5 million, $1.5 million and $1.5 million of new provisions for loan losses due to declining collateral values and net recoveries of reserves of less than $0.1 million, $0.7 million and $0.7 million, respectively.  During the first, second, third and fourth quarters of fiscal year 2012 we recorded $7.8 million, $8.6 million, $4.9 million and $2.5 million, respectively, of new provisions for loan losses due to declining collateral values and net recoveries of reserves of less than $0.1 million, $0.6 million, $0.1 million and $0.1 million, respectively.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, will lower our net interest margins when comparing interest income to our costs of financing.  These trends may persist with a prolonged economic downturn and we feel if they do, there will be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

While there continue to be effects from the economic downturn, we have seen market opportunities becoming available to us.  As a result, we completed public offerings in which we sold 6,000,000 shares of our common stock for net proceeds of approximately $40.9 million in the third quarter of 2013, 1,260,000 shares of 7.75% Series B cumulative redeemable preferred stock for net proceeds of approximately $30.4 million in the second quarter of 2013, 5,625,000 shares of our common stock for net proceeds of approximately $43.0 million in the first quarter of 2013, and 1,551,500 shares of 8.25% Series A cumulative redeemable preferred stock for net proceeds of approximately $37.3 million in the first quarter of 2013.  We also entered into an “At-The-Market” (“ATM”) equity offering sales agreement in the fourth quarter of 2012 whereby, in accordance with the terms of the agreement, from time to time we could issue and sell up to 6,000,000 shares of our common stock.  As of March 15, 2013, all of the 6,000,000 shares were sold for net proceeds of $45.6 million.  We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.  Further, we also completed our second collateralized loan obligation (“CLO”) in the first quarter of 2013 in which we issued $177.0 million of investment grade notes.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for additional risk factors.

Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three and nine months ended September 30, 2013, interest income earned on these loans and investments represented approximately 78% and 73% of our total revenues, respectively.  For the three and nine months ended September 30, 2012, interest income earned on these loans and investments represented approximately 70% and 69% of our total revenues, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three and nine months ended September 30, 2013, property operating income represented approximately 21% and 24% of our total revenues, respectively.  For the three and nine months ended September 30, 2012, property operating income represented approximately 26% and 28% of our total revenues, respectively.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Interest income may also be derived from profits on equity participation interests.  No such interest income was recognized for the three and nine months ended September 30, 2013 and 2012.

We also derive interest income from our investments in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized debt obligation (“CDO”) bond securities.  For the three and nine months ended September 30, 2013, interest on these investments represented approximately 2% of our total revenues.  For the three and nine months ended September 30, 2012, interest on these investments represented approximately 3% of our total revenues.

Additionally, we derive operating revenues from other income that represents net interest income and gains and losses recorded on our linked transactions, as well as loan structuring and defeasance fees, and miscellaneous asset management fees associated with our loans and investments portfolio.  For the three and nine months ended September 30, 2013, revenue from other (loss) income represented approximately (1%) and 1% of our total revenues, respectively.  For the three and nine months ended September 30, 2012, revenue from other income represented approximately 1% of our total revenues.

Critical Accounting Policies

Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the nine months ended September 30, 2013, there were no material changes to these policies.

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

We record all derivatives on the Consolidated Balance Sheets at fair value.  Additionally, the accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether a company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

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

During the nine months ended September 30, 2013, seven basis swaps matured with a combined notional value of approximately $499.4 million and two interest rate caps matured with a combined notional value of approximately $79.3 million.  In addition, the notional value on a basis swap decreased by approximately $92.6 million pursuant to the contractual terms of the respective swap agreement and the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement.  During the nine months ended September 30, 2012, one basis swap matured with a notional value of approximately $110.1 million and nine interest rate swaps matured with a combined notional value of approximately $176.8 million.  In addition, the notional value on two basis swaps decreased by approximately $109.4 million pursuant to the contractual terms of the respective swap agreements and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the respective swap agreement.  Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item.  The fair value of our qualifying hedge portfolio has increased by approximately $10.0 million from December 31, 2012 as a result of the maturities and the amortized notional value of swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties.  In certain circumstances, we may finance the purchase of RMBS investments through a repurchase agreement with the same counterparty which may qualify as a linked transaction.  If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheets with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statements of Operations.  The analysis of transactions under these rules requires management’s judgment and experience.  During the nine months ended September 30, 2013, we purchased nine RMBS investments which qualified as linked transactions.  In the third quarter of 2013, we sold five RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $8.7 million for approximately $8.7 million and recorded a net loss of less than $0.1 million related to the settlement of these linked transactions.  The five RMBS investments were financed with repurchase agreements totaling $8.0 million which were repaid with the proceeds.  The RMBS investments, net of their respective financing, had a total fair value at September 30, 2013 of $13.9 million which is recorded in other assets on the Consolidated Balance Sheets.  During the nine months ended September 30, 2012, we purchased eight RMBS investments which qualified as linked transactions.  The RMBS investments, net of their respective financing, had a total fair value at September 30, 2012 of $4.5 million which is recorded in other assets on the Consolidated Balance Sheets.

Because the valuations of our derivatives are based on estimates, the fair value may change if our estimates are inaccurate.  For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk”, set forth in Item 3 hereof.

Changes in Financial Condition

Assets

Our loan and investment portfolio balance, including our available-for-sale and held-to-maturity securities, at September 30, 2013 was $1.8 billion, with a weighted average current interest pay rate of 5.19%.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.59%.  This is compared to $1.5 billion at December 31, 2012, with a weighted average current interest pay rate of 4.77%.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.04%.  At September 30, 2013, advances on our financing facilities totaled $1.3 billion with a weighted average funding cost of 2.85%, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.14%.  This is compared to $1.2 billion at December 31, 2012 with a weighted average funding cost of 2.82%, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.12%.

Cash and cash equivalents increased $35.5 million to $64.7 million at September 30, 2013 compared to December 31, 2012.  The increase was primarily due to proceeds received from our equity offerings in 2013, as well as loan payoffs and interest from our investments, net of funding new loan originations and investments, payment of dividends and related party payables and purchasing our own CDO bond.

Restricted cash increased $70.5 million to $113.0 million at September 30, 2013 compared to December 31, 2012.  Restricted cash is kept on deposit with the trustees for our CDOs, all three of which have reached their respective replenishment dates as of January 2012, and primarily represents proceeds from loan payoffs and paydowns net of principal repayments to the CDO bondholders, as well as unfunded loan commitments and interest payments received from loans.  Our new CLOs may also have restricted cash from loan payoffs and paydowns to be redeployed into new assets.  The increase was primarily due to payoffs of loans from our CDOs net of principal repayments.

Loans and investments increased $0.2 billion, or 17%, to $1.55 billion at September 30, 2013 compared to December 31, 2012.  Third quarter 2013 loan and investment activity was comprised of:

•                  Originated 17 loans totaling $147.9 million with a weighted average interest rate of 7.30%.

•                  Received full satisfaction of 15 loans totaling $110.3 million that had a weighted average interest rate of 5.50%.

•                  Received partial pay downs on two loans totaling $25.9 million that have a weighted average interest rate of 4.80%.

•                  Modified two loans totaling $21.0 million resulting in a reduction of the interest rate from 15.00% to 12.00%.

•                  Extended eight loans totaling $119.3 million.

Year-to-date 2013 loan and investment activity was comprised of:

•                  Originated 43 loans totaling $428.0 million with a weighted average interest rate of 7.51%.

•                  Received full satisfaction of 28 loans totaling $196.4 million that had a weighted average interest rate of 5.17%.

•                  Received partial pay downs on two loans totaling $25.9 million that have a weighted average interest rate of 4.80%.

•                  Modified three loans totaling $27.3 million resulting in a reduction of the interest rate from 13.88% to 11.55%.

•                  Extended 20 loans totaling $170.4 million.

Investment in equity affiliates decreased $53.9 million, or 90%, to $5.7 million compared to December 31, 2012 primarily due to the redemption of preferred operating partnership units of Lightstone Value Plus REIT L.P. held in a consolidated entity in which we have a two thirds interest, reducing the investment in Lightstone Value Plus REIT L.P. (“Lightstone”) by $53.1 million.  In addition, preferred operating partnership units of Lightstone held in an unconsolidated joint venture were also redeemed reducing the carrying value of this investment by $0.4 million.  See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of these transactions.

Real estate held-for-sale was $11.5 million due to classifying a property in the Multifamily Portfolio as held-for-sale in the third quarter of 2013.  See Note 6 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.

Other assets increased $4.2 million to $59.3 million at September 30, 2013 compared to December 31, 2012.  The increase was primarily due to a $3.1 million increase in the net carrying value of our linked RMBS derivatives, a $2.5 million increase in principal paydowns to be remitted on our repurchase agreements for our linked RMBS investments, a $1.9 million increase in deferred financing fees, which includes costs incurred in connection with our new CLO net of total amortization of $2.6 million, and a $1.5 million increase in other receivables, partially offset by a $4.9 million decrease in cash collateral posted against our interest rate swaps.

Liabilities

Repurchase agreements and credit facilities increased $27.9 million, or 21%, to $158.6 million at September 30, 2013 compared to December 31, 2012 due to increasing the borrowings under existing and new credit facilities by $56.7 million during 2013, as well as an increase in our revolving line of credit of $5.0 million.  This was partially offset by paying off two warehousing facilities by a total of $29.9 million with proceeds from the completion of our CLO discussed below, as well as total paydowns of two repurchase agreements, net of financing the purchase of five RMBS investments classified as held-to-maturity, which had a combined total net decrease of $3.9 million during the nine months ended September 30, 2013.  The new credit facilities included a $50.0 million and $40.0 million committed warehousing facilities, of which, $28.6 million and $23.0 million, respectively, was used as of September 30, 2013.

Collateralized debt obligations decreased $76.0 million, or 9%, to $736.4 million at September 30, 2013 compared December 31, 2012 primarily due to $65.5 million of payments to investors due to runoff and amortization, as well as repurchases of three Class H notes originally issued by our CDO II and CDO III issuing entities with an aggregate face value of $9.9 million.

Collateralized loan obligations increased $177.0 million to $264.5 million at September 30, 2013 compared to December 31, 2012 due to the completion of our second CLO in the first quarter of 2013 in which we issued $177.0 million of investment grade notes.

Notes payable decreased $49.7 million, or 97%, to $1.8 million at September 30, 2013 compared to December 31, 2012 due to the satisfaction of a $50.2 million note payable in September 2013 in connection with a transaction with Lightstone to redeem its preferred operating partnership units.  See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.

Due to borrowers decreased $3.5 million, or 15%, to $19.6 million at September 30, 2013 compared to December 31, 2012 due to the funding of prior unfunded commitments.

Other liabilities decreased $8.2 million, or 11%, to $64.6 million at September 30, 2013 compared to December 31, 2012.  The decrease was primarily due to a $11.0 million decrease in accrued interest payable as a result of an increase in the fair value of our interest rate swaps, net of a $2.3 million increase in accrued expenses and payables.

Equity

In September 2013, we completed a public offering in which we sold 6,000,000 shares of our common stock for $7.08 per share, and received net proceeds of approximately $40.9 million after deducting the underwriting discount and other offering expenses.  We intend to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.  We currently have $457.5 million available under our new $500.0 million shelf registration that was declared effective by the SEC in August 2013.

In May 2013, we completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock generating net proceeds of approximately $28.9 million after deducting underwriting fees and estimated offering costs.  On May 15, 2013, the underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

In March 2013, we completed a public offering in which we sold 5,625,000 shares of our common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the underwriting discount and other offering expenses.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

In February 2013, we completed an underwritten public offering of 1,400,000 shares of 8.25% Series A cumulative redeemable preferred stock generating net proceeds of approximately $33.6 million after deducting underwriting fees and estimated offering costs.  On February 5, 2013, the underwriters exercised a portion of their over-allotment option for 151,500 shares providing additional net proceeds of approximately $3.7 million.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

In December 2012, we entered into an “At-The-Market” equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time we could issue and sell through JMP up to 6,000,000 shares of our common stock.  Sales of the shares were made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of March 15, 2013, JMP sold all of the 6,000,000 shares for net proceeds to us of $45.6 million.  We used the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

The following table presents dividends declared by the Board of Directors on our common stock from January 1, 2013 through September 30, 2013:

Declaration	For Quarter	Record	Payment	Dividend
Date	Ended	Date	Date	Per Share

November 6, 2013	September 30, 2013	November 20, 2013	December 2, 2013	$0.13
July 31, 2013	June 30, 2013	August 14, 2013	September 3, 2013	$0.13
May 1, 2013	March 31, 2013	May 15, 2013	May 31, 2013	$0.12
February 12, 2013	December 31, 2012	March 5, 2013	March 12, 2013	$0.12

On May 1, 2013, the Board of Directors declared a cash dividend of $0.6875 per share of Series A cumulative redeemable preferred stock reflecting dividends from the date of issuance, February 1, 2013, through May 31, 2013.  The dividend was paid on May 31, 2013 to preferred shareholders of record on May 15, 2013.

On October 25, 2013, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from September 1, 2013, through November 30, 2013.  The dividend is payable on December 2, 2013 to preferred shareholders of record on November 15, 2013.

On October 25, 2013, the Board of Directors declared a cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from September 1, 2013, through November 30, 2013.  The dividend is payable on December 2, 2013 to preferred shareholders of record on November 15, 2013.

On May 1, 2013, we issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the “Plan”), and recorded $0.5 million to selling and administrative expense in our Consolidated Statements of Operations in the second quarter of 2013.

On February 28, 2013, we issued 192,750 shares of restricted common stock under the Plan to certain employees of ours and ACM and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our Consolidated Statements of Operations in the first quarter of 2013.  One third of the shares vested as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.

In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, we issued Wachovia 1.0 million warrants at an average strike price of $4.00.  Of such warrants, 500,000 warrants are exercisable at a price of $3.50, 250,000 warrants are exercisable at a price of $4.00 and 250,000 warrants are exercisable at a price of $5.00.  All of the warrants are currently exercisable, expire on July 23, 2015 and no warrants have been exercised to date.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table sets forth our results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)

Interest income	$25,742,973	$20,030,595	$5,712,378	29%
Interest expense	10,645,725	9,510,083	1,135,642	12%
Net interest income	15,097,248	10,520,512	4,576,736	44%

Other revenue:
Property operating income	6,939,947	7,142,993	(203,046)	(3)%
Other (loss) income, net	(251,424)	334,415	(585,839)	nm
Total other revenue	6,688,523	7,477,408	(788,885)	(11)%

Other expenses:
Employee compensation and benefits	2,995,322	2,301,442	693,880	30%
Selling and administrative	3,300,071	1,870,759	1,429,312	76%
Property operating expenses	6,134,739	6,490,903	(356,164)	(5)%
Depreciation and amortization	1,720,014	1,427,521	292,493	20%
Provision for loan losses (net of recoveries)	750,231	4,849,330	(4,099,099)	(85)%
Management fee — related party	2,800,000	2,500,000	300,000	12%
Total other expenses	17,700,377	19,439,955	(1,739,578)	(9)%

Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and provision for income taxes	4,085,394	(1,442,035)	5,527,429	nm
Gain on extinguishment of debt	1,167,772	4,144,688	(2,976,916)	(72)%
Loss from equity affiliates	(81,723)	(225,493)	143,770	(64)%

Income before provision for income taxes	5,171,443	2,477,160	2,694,283	109%
Provision for income taxes	—	(275,000)	275,000	(100)%
Income from continuing operations	5,171,443	2,202,160	2,969,283	135%
Loss from discontinued operations	(79,716)	(87,855)	8,139	(9)%

Net income	5,091,727	2,114,305	2,977,422	141%
Preferred stock dividends	1,410,333	—	1,410,333	nm
Net income attributable to noncontrolling interest	16,715	53,976	(37,261)	(69)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$3,664,679	$2,060,329	$1,604,350	78%

nm — not meaningful

Net Interest Income

Interest income increased $5.7 million, or 29%, for the three months ended September 30, 2013 as compared to the same period in 2012.  This increase was primarily due to a 15% increase in average loans and investments from $1.58 billion for the three months ended September 30, 2012 to $1.81 billion for the three months ended September 30, 2013, due to originations, net of payoffs.  The increase was also due to a 12% increase in the average yield on assets from 5.03% for the three months ended September 30, 2012 to 5.62% for the three months ended September 30, 2013, due to higher interest rates on our net originations.

Interest expense increased $1.1 million, or 12%, for the three months ended September 30, 2013 as compared to the same period in 2012.  The increase was primarily due to a 12% increase in the average balance of our debt facilities from $1.21 billion for the three months ended September 30, 2012 to $1.36 billion for the three months ended September 30, 2013.  The increase in the average balance was primarily due to our new CLO financing facility as well as increased borrowing in our warehouse facilities, net of a decrease in CDO debt due to runoff and amortization and the repurchase of CDO notes.  The increase in interest expense was net of a decrease in the average cost of these borrowings from 3.11% for the three months ended September 30, 2012 to 3.10% for the three months ended September 30, 2013.

Other Revenue

Other (loss) income, net decreased $0.6 million for the three months ended September 30, 2013 as compared to same period in 2012 primarily due to a decrease in the fair value of our linked transactions.

Other Expenses

Employee compensation and benefits expense increased $0.7 million, or 30%, for the three months ended September 30, 2013 as compared to the same period in 2012.  These expenses represent salaries and benefits for those employed by us during these periods.  The increase was primarily due to an increase in staffing as a result of increased origination volume from 2012 to 2013.

Selling and administrative expense increased $1.4 million, or 76%, for the three months ended September 30, 2013 as compared to the same period in 2012.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our manager.  This increase was primarily due to approximately $1.3 million of legal, consulting and director’s fees incurred in connection with the exploration and evaluation of a potential transaction with our manager.

Provision for loan losses (net of recoveries) totaled $0.8 million for the three months ended September 30, 2013, and $4.8 million for the three months ended September 30, 2012.  At September 30, 2013, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing an impaired loan with a carrying value of $5.4 million was less than the net carrying value of the loans, resulting in us recording an additional $1.5 million provision for loan losses.  We also recorded $0.7 million of recoveries of previously recorded loan loss reserves in the third quarter of 2013, netting the provision to $0.8 million for the three months ended September 30, 2013.  At September 30, 2012, we determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $35.0 million was less than the net carrying value of the loans, resulting in us recording an additional $4.9 million provision for loan losses.  We also recorded a recovery of $0.1 million in the third quarter of 2012, netting the provision to $4.8 million for the three months ended September 30, 2012.

Management fees increased $0.3 million, or 12%, for the three months ended September 30, 2013 as compared to the same period in 2012.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The management agreement also provides for incentive management fees and success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee.  No incentive or success-based management fees were earned for the three months ended September 30, 2013 and 2012.  Refer to “Contractual Commitments — Management Agreement” below for further details including information related to our amended management agreement with ACM.

Gain on Extinguishment of Debt

During the three months ended September 30, 2013, we purchased, at a discount, $2.8 million of investment grade rated Class H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $1.2 million.  During the three months ended September 30, 2012, we purchased, at a discount, $9.0 million of investment grade rated Class D and E notes originally issued by our CDO III issuing entity from third party investors and recorded a net gain on early extinguishment of debt of $4.1 million.

Income Taxes

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes.  As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of September 30, 2013 and 2012, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT— taxable income for the three months ended September 30, 2013 and 2012, except for $0.1 million of federal alternative minimum tax recorded in the third quarter of 2012.

Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  In the third quarter of 2012, we recorded a $0.2 million provision for state taxes for our REIT subsidiaries.  During the three months ended September 30, 2013, we did not record a provision for income taxes for these taxable REIT subsidiaries.

Preferred Stock Dividends

During the three months ended September 30, 2013, we incurred expenses totaling $1.4 million related to dividends declared on our preferred stock.  Of this total, $0.8 million relates to 8.25% Series A cumulative redeemable preferred stock and $0.6 million relates to 7.75% Series B cumulative redeemable preferred stock.  Both series of preferred stock were issued during 2013.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table sets forth our results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	Amount	Percent
	(Unaudited)

Interest income	$73,060,911	$59,139,715	$13,921,196	24%
Interest expense	31,621,042	31,042,290	578,752	2%
Net interest income	41,439,869	28,097,425	13,342,444	47%

Other revenue:
Property operating income	22,920,902	22,985,629	(64,727)	nm
Other income	1,733,351	736,054	997,297	135%
Total other revenue	24,654,253	23,721,683	932,570	4%

Other expenses:
Employee compensation and benefits	9,047,639	7,168,037	1,879,602	26%
Selling and administrative	8,459,087	5,722,761	2,736,326	48%
Property operating expenses	19,108,578	19,974,259	(865,681)	(4)%
Depreciation and amortization	4,899,330	3,866,239	1,033,091	27%
Provision for loan losses (net of recoveries)	4,072,108	20,584,191	(16,512,083)	(80)%
Management fee — related party	8,400,000	7,500,000	900,000	12%
Total other expenses	53,986,742	64,815,487	(10,828,745)	(17)%

Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and benefit from income taxes	12,107,380	(12,996,379)	25,103,759	nm
Gain on extinguishment of debt	4,930,772	30,459,023	(25,528,251)	(84)%
Loss from equity affiliates	(245,412)	(700,203)	454,791	(65)%

Income before benefit from income taxes	16,792,740	16,762,441	30,299	0%
Benefit from income taxes	—	526,558	(526,558)	(100)%
Income from continuing operations	16,792,740	17,288,999	(496,259)	(3)%
Gain on sale of real estate held-for-sale	—	3,487,145	(3,487,145)	(100)%
(Loss) income from operations of real estate held-for-sale	(271,479)	1,153,581	(1,425,060)	nm
(Loss) income from discontinued operations	(271,479)	4,640,726	(4,912,205)	nm

Net income	16,521,261	21,929,725	(5,408,464)	(25)%
Preferred stock dividends	3,096,278	—	3,096,278	nm
Net income attributable to noncontrolling interest	124,199	161,598	(37,399)	(23)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$13,300,784	$21,768,127	$(8,467,343)	(39)%

nm – not meaningful

Net Interest Income

Interest income increased $13.9 million, or 24%, for the nine months ended September 30, 2013 as compared to the same period in 2012.  This increase was primarily due to a 13% increase in the average yield on assets from 4.93% for the nine months ended September 30, 2012 to 5.57% for the nine months ended September 30, 2013, due to higher interest rates on our net originations.  The increase was also due to a 10% increase in average loans and investments from $1.59 billion for the nine months ended September 30, 2012 to $1.75 billion for the nine months ended September 30, 2013, due to originations, net of payoffs.

Interest expense increased $0.6 million, or 2%, for the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase was primarily due to a 4% increase in the average balance of our debt facilities from $1.27 billion for the nine months ended September 30, 2012 to $1.32 billion for the nine months ended September 30, 2013.  The increase in the average balance was primarily due to the addition of a new CLO financing facility, net of a reduction in our CDO debt due to runoff and amortization and the repurchase of three CDO notes.  The increase in interest expense was also net of a 1% decrease in the average cost of these borrowings from 3.25% for the nine months ended September 30, 2012 to 3.21% for the nine months ended September 30, 2013 primarily due to the maturity of certain of our interest rate swaps, resulting in a reduction of interest expense.

Other Revenue

Other income, net increased $1.0 million, or 135%, for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to a $1.1 million gain on the sale of a CDO bond investment in the second quarter of 2013, an increase in net interest income of $1.0 million on our linked transactions as well as an increase of $0.7 million in miscellaneous asset management fees on our loan and investment portfolio, and is net of a $1.8 million decrease in the fair value of our linked transactions.

Other Expenses

Employee compensation and benefits expense increased $1.9 million, or 26%, for the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase was primarily due to an increase in staffing as a result of increased origination volume in 2013 as well as stock-based compensation recorded for the issuance of restricted common stock to certain employees in the first quarter of 2013.

Selling and administrative expense increased $2.7 million, or 48%, for the nine months ended September 30, 2013 as compared to the same period in 2012.  This increase was primarily due to $1.3 million of legal, consulting and director’s fees incurred in connection with the exploration and evaluation of a potential transaction with our manager.  The increase was also due to a $0.8 million increase in professional fees as well as $0.6 million of stock-based compensation recorded for the issuance of restricted common stock to certain employees of our manager in the first quarter of 2013.

Depreciation and amortization expense increased $1.0 million, or 27%, for the nine months ended September 30, 2013 as compared to same period in 2012.  This was due to an increase in capital expenditures associated with two real estate investments.

Provision for loan losses (net of recoveries) totaled $4.1 million for the nine months ended September 30, 2013, and $20.6 million for the nine months ended September 30, 2012.  At September 30, 2013, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $26.7 million was less than the net carrying value of the loans, resulting in us recording an additional $5.5 million provision for loan losses.  We also recorded $1.4 million of recoveries of previously recorded loan loss reserves in the nine months ended September 30, 2013, netting the provision to $4.1 million for the nine months ended September 30, 2013.  At September 30, 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $90.4 million was less than the net carrying value of the loans, resulting in us recording an additional $21.3 million provision for loan losses.  We also recorded $0.7 million of net recoveries of previously recorded loan loss reserves in the nine months ended September 30, 2012, netting the provision to $20.6 million for that period.

Management fees increased $0.9 million, or 12%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The management agreement also provides for incentive management fees and success-based payments to be paid to our manager upon the completion of specified corporate objectives in addition to the standard base management fee.  No incentive or success-based management fees were earned for the nine months ended September 30, 2013 and 2012.  Refer to “Contractual Commitments — Management Agreement” below for further details including information related to our amended management agreement with ACM.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased $25.5 million, or 84%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we purchased, at a discount, $9.9 million of investment grade rated Class H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $4.9 million.  During the nine months ended September 30, 2012, we purchased, at a discount, $66.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $30.5 million.

Income Taxes

Benefit from income taxes of $0.5 million for the nine months ended September 30, 2012 consists primarily of the receipt of a $1.4 million tax refund in the third quarter of 2012 of income taxes paid by a taxable REIT subsidiary in a prior year. This benefit was partially offset by $0.9 million of taxes recorded for federal alternative minimum tax and state income taxes.

Gain on Sale of Real Estate Held-For-Sale

During the first quarter of 2012, we recognized a gain of $3.5 million in connection with the sale of a real estate owned property.

(Loss) Income from Operations of Real Estate Held-For-Sale

Loss from operations of real estate held-for-sale of $0.3 million for the nine months ended September 30, 2013 represents a net loss incurred on a multifamily property that was reclassified to held-for-sale during the third quarter of 2013.

Income from operations of real estate held-for-sale of $1.2 million for the nine months ended September 30, 2012 represents income related to the reversal of accrued liabilities that were not incurred in connection with the surrender of a property to the first mortgage lender in full satisfaction of the mortgage note payable. We also sold a property during the first quarter of 2012 and recorded a gain of less than $0.1 million on the sale.

Preferred Stock Dividends

During the nine months ended September 30, 2013 we incurred expenses totaling $3.1 million related to dividends declared on preferred stock. Of this total, $2.1 million relates to our 8.25% Series A cumulative redeemable preferred stock and $1.0 million relates to our 7.75% Series B cumulative redeemable preferred stock.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from our operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common, convertible and/or preferred equity securities.  Our debt facilities include the issuance of floating rate notes resulting from our CDOs and our new CLOs, the issuance of junior subordinated notes and borrowings under warehousing facilities and a line of credit.  Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from other investments reduced by expenses, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

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

Cash Flows

As of September 30, 2013 and 2012, we had cash and cash equivalents of $64.7 million and $40.8 million, respectively.  The following table shows our cash flow components:

	Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$22,518,732	$11,452,522
Net cash (used in) / provided by investing activities	(224,372,281)	6,147,061
Net cash provided by / (used in) financing activities	237,323,221	(31,987,425)
Net increase (decrease) in cash and cash equivalents	35,469,672	(14,387,842)
Cash and cash equivalents at beginning of period	29,188,889	55,236,479
Cash and cash equivalents at end of period	$64,658,561	$40,848,637

Our cash flows from operating activities increased by $11.1 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to a $5.6 million increase in net income adjusted for noncash expenses, gains and losses, as well as a $3.8 million increase in cash due to the change in other assets and a $1.5 million increase in other liabilities.

Cash flows from investing activities decreased by $230.5 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to a $262.7 million increase in the origination of loans, a $24.1 million decrease in the sale of real estate held-for-sale, and a $13.5 million decrease in the proceeds from the sale of a loan, net of a $44.2 million increase in payoffs and paydowns, a $22.8 million decrease in the purchase of investments, net of principal collections, and a $2.4 million redemption of investment in preferred shares, as compared to the first nine months of 2012.

Cash flows from financing activities increased by $269.3 million for the nine months ended September 30, 2013 compared to the same period in 2012.  We received net proceeds of $197.2 million from our common and preferred stock offerings, an increase of $179.4 million over the same period in 2012. Our second CLO, closed in the first quarter of 2013, resulted in additional proceeds of $89.5 million over our fist CLO that closed in the third quarter of 2012.  Proceeds from repurchase agreements and credit facilities increased by $64.9 million while amortization of our CDO vehicles declined by $59.6 million. Amounts in 2012 also included a $20.8 million repayment of a mortgage note payable.  These positive changes to cash flows from financing activities were partially offset by an increase in restricted cash of $89.6 million, an increase in the repayment of repurchase agreements and credit facilities of $41.4 million, an increase in dividends paid on our common stock of $10.3 million and payment of dividends on our preferred stock of $2.6 million.

Debt Facilities

We also maintain liquidity through three repurchase agreements, three warehousing credit facilities, a revolving credit facility and two junior loan participations with eight different financial institutions or companies.  In addition, we have issued three CDOs, two CLOs and nine separate junior subordinated notes.  London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.

The following is a summary of our debt facilities as of September 30, 2013:

	September 30, 2013
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Repurchase agreements and credit facilities	$216,860,981	$158,582,338	$58,278,643	2013 – 2015
Collateralized debt obligations (1)	736,434,556	736,434,556	—	2014 – 2015
Collateralized loan obligations (1)	264,500,000	264,500,000	—	2016 – 2017
Junior subordinated notes (2)	159,157,643	159,157,643	—	2034 – 2037
Notes payable	1,750,000	1,750,000	—	2013 – 2014
	$1,378,703,180	$1,320,424,537	$58,278,643

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2013.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $16.7 million.

These debt facilities are described in further detail in Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.

Repurchase Agreements and Credit Facilities

In July 2011, we entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  This facility had an outstanding debt balance of $17.1 million at September 30, 2013.  The facility generally finances between 60% and 90% of the value of each non-linked and linked investment, has a rolling monthly term, and bears interest at a rate of 125 to 200 basis points over LIBOR.  The facility also includes a minimum net worth covenant of $100.0 million.

In June 2012, we entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments. This facility had an outstanding debt balance of $14.7 million at September 30, 2013.  The facility generally finances between 75% and 90% of the value of each non-linked and linked investment, has a rolling monthly term, and bears interest at a rate of 165 to 185 basis points over LIBOR.

In June 2013, we entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  At September 30, 2013, this facility was not used for RMBS investments classified as held-to-maturity.

In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In January 2013, we amended the facility, increasing the committed amount to $75.0 million.  In April 2013, the facility was amended to bear interest at a rate of 225 basis points over LIBOR, which was originally 275 basis points over LIBOR, required a 0.25% commitment fee, which was originally 1.0%, upon closing, matures in April 2015 with a one year extension option on outstanding advances that requires two 5% paydowns and has warehousing and non-use fees.  The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth, which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.  At September 30, 2013, the outstanding balance of this facility was $55.0 million.

In February 2013, we entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, matures in February 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At September 30, 2013, the outstanding balance of this facility was $28.6 million.

In June 2013, we entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in June 2014, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At September 30, 2013, the outstanding balance of this facility was $23.0 million.

In May 2012, we entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by our CDO entities that have been repurchased by us.  This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line.  The facility also includes a debt service coverage ratio requirement for the posting of collateral.  In January 2013, we amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment.  The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee.  In May 2013, we extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed.  If not extended in May 2014, there will be a $0.1 million fee.  At September 30, 2013, the outstanding balance of this facility was $20.0 million.

CDOs

We completed the formation of three separate CDO entities since 2005 by issuing to third party investors, tranches of investment grade collateralized debt obligations through newly-formed wholly-owned subsidiaries.  The issuers hold assets, consisting primarily of real-estate related assets and cash, which serve as collateral for the CDOs.  The assets pledged as collateral for the CDOs were contributed from our portfolio of assets.  By contributing these real estate assets to the various CDOs, these transactions resulted in a decreased cost of funds relating to the corresponding CDO assets and created capacity in our debt facilities.

The issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively.  CDO III also has a $100.0 million revolving note, which was not drawn upon at the time of issuance.  The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility.  The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%.  Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable.  The CDOs could be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions.  Thereafter, the outstanding debt balance is reduced as loans are repaid.  All three CDOs have reached their respective replenishment dates and thus proceeds from the repayment of assets, which serve as collateral for the CDOs, must be retained in its structure as restricted cash and therefore is not available to fund current cash needs.  Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed will be recorded as a reduction of the CDO liability.  Our CDO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.

At September 30, 2013 and December 31, 2012, the aggregate weighted average note rate for our collateralized debt obligations, including the cost of interest rate swaps on assets financed in these facilities, was 1.97% and 1.87%, respectively.  Excluding the effect of swaps, the weighted average note rate at September 30, 2013 and December 31, 2012 was 0.80% and 0.86%, respectively.  Including certain fees and costs, the weighted average note rate was 2.91% and 2.77% at September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain
B	$—	$—	$—	$—	$—	$—	$13,000,000	$4,615,000
C	—	—	—	—	—	—	3,329,509	1,200,182
D	—	—	3,000,000	1,281,563	—	—	13,350,000	5,819,066
E	—	—	6,000,000	2,863,125	—	—	13,765,276	6,445,033
F	—	—	—	—	—	—	9,708,556	5,048,417
G	—	—	—	—	—	—	8,672,039	4,777,138
H	2,835,088	1,167,772	—	—	9,935,088	4,930,772	4,403,771	2,554,187
Total	$2,835,088	$1,167,772	$9,000,000	$4,144,688	$9,935,088	$4,930,772	$66,229,151	$30,459,023

The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of September 30, 2013:

			Collateral
	Debt		Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)

CDO I	$127,318,668	$133,019,558	$284,257,145	$234,674,057	$—	$—	$—	$516,689	$187,894,823

CDO II	226,619,510	232,476,371	370,927,009	320,806,156	—	—	—	23,486,637	178,271,174

CDO III	362,239,462	370,938,627	420,876,011	390,305,633	—	—	—	64,000,000	241,496,579

Total CDOs	$716,177,640	$736,434,556	$1,076,060,165	$945,785,846	$—	$—	$—	$88,003,326	$607,662,576

CDO I — Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.11%.

CDO II — Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.32%.

CDO III — Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.71%.

The following table outlines borrowings and the corresponding collateral under our collateralized debt obligations as of December 31, 2012:

			Collateral
	Debt		Loans		Securities			Cash
	Face	Carrying	Unpaid	Carrying	Face	Carrying	Fair	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Value	Value	Value (2)	Cash (3)	At-Risk (4)
CDO I	$133,994,136	$139,856,472	$299,881,599	$238,852,726	$—	$—	$—	$1,036,155	$207,772,049

CDO II	231,186,301	237,209,429	395,266,909	345,919,525	10,000,000	1,100,000	1,100,000	470,952	188,271,174

CDO III	426,458,233	435,386,944	515,403,735	485,235,214	—	—	—	24,819,361	244,697,945

Total CDOs	$791,638,670	$812,452,845	$1,210,552,243	$1,070,007,465	$10,000,000	$1,100,000	$1,100,000	$26,326,468	$640,741,168

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

(4) Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be “credit risk.” Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager’s reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

CLOs

The following table outlines borrowings and the corresponding collateral under our collateralized loan obligations as of September 30, 2013:

			Collateral
	Debt		Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash	At-Risk (1)
CLO I	$87,500,000	$87,500,000	$117,208,146	$116,830,764	$7,878,504	$10,250,000
CLO II	177,000,000	177,000,000	257,887,960	257,144,312	1,750,135	—
Total CLOs	$264,500,000	$264,500,000	$375,096,106	$373,975,076	$9,628,639	$10,250,000

CLO I — Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.62%.

CLO II — Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.57%.

(1) Amounts represent the face value of collateral in default, as defined by the CLO indenture, as well as assets deemed to be “credit risk.” Credit risk assets are reported by each of the CLOs and are generally defined as one that, in the CLO collateral manager’s reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

The following table outlines borrowings and the corresponding collateral under our collateralized loan obligation as of December 31, 2012:

Collateral
	Debt		Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted
	Value	Value	Principal	Value	Cash
CLO I	$87,500,000	$87,500,000	$125,086,650	$124,525,103	$—

On September 24, 2012, we completed our first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2012-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2012-1, LLC. Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the Indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The aggregate principal amounts of the two classes of notes were $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of $37.6 million. The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on November 15, 2012, to and including October 15, 2022, the stated maturity date of the notes.

On January 28, 2013, we completed our second CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2013-1, LLC. As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately

$210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO. Subsequently, the issuer owns loan obligations with a face value of approximately $260.0 million. The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of approximately $83.0 million. The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, through February 15, 2023, the stated maturity date of the notes.

Our CLO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements. The two investment grade tranches are treated as a secured financing, and are non-recourse to us.

At September 30, 2013 and December 31, 2012, the aggregate weighted average note rate for our CLOs was 2.92% and 3.65%, respectively. Including certain fees and costs, the weighted average note rate was 3.47% and 4.33% at September 30, 2013 and December 31, 2012, respectively.

Junior Subordinated Notes

At September 30, 2013, the aggregate carrying value of borrowings under our junior subordinated notes was $159.2 million, which is net of a deferred amount of $16.7 million, with a current weighted average pay rate of 3.03%, however, based upon the accounting treatment for a prior year restructuring, the effective rate was 3.06%. See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.

The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

Notes Payable

At September 30, 2013, notes payable consisted of two junior loan participations with an aggregate outstanding balance of $1.8 million.

We had a $50.2 million note payable after receiving cash related to a transaction with Lightstone to exchange our profits interest in Prime Outlets Member, LLC (“POM”) for operating partnership units in Lightstone. The note balance was secured by our investment in the common and preferred operating partnership units in Lightstone. In September 2013, the outstanding balance of this note was paid off upon the redemption of the preferred operating partnership units in Lightstone. See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

During 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by our Multifamily Portfolio. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option. In September 2013, one of the properties in the Multifamily Portfolio was classified as held-for-sale and thus $11.0 million of the first lien mortgage was classified as held-for-sale and the balance of $42.7 million was classified as real estate owned at September 30, 2013.

Restrictive Covenants

Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. We were in compliance with all financial covenants and restrictions at September 30, 2013.

Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests. Our CDOs and CLOs were in compliance with all such covenants as of September 30, 2013 as well as on the most recent determination date in October 2013. In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs. However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination dates in October 2013:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II

Overcollateralization (1)

Current	166.88%	133.77%	106.64%	142.96%	146.89%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	501.11%	473.84%	566.70%	224.40%	287.19%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II

October 2013	166.88%	133.77%	106.64%	142.96%	146.89%
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%
April 2013	174.76%	138.97%	106.56%	142.96%	146.89%
January 2013	172.73%	138.89%	105.90%	142.96%	—
October 2012	171.36%	138.59%	105.64%	—	—

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

Contractual Commitments

As of September 30, 2013, we had the following material contractual obligations (dollars in thousands):

Contractual	Payments Due by Period (1)
Obligations	2013	2014	2015	2016	2017	Thereafter	Total

Repurchase agreements and credit facilities	$31,861	$71,689	$55,032	$—	$—	$—	$158,582
Collateralized debt obligations (2)	58,320	323,785	92,871	150,242	111,217	—	736,435
Collateralized loan obligations (3)	—	12,525	50,853	55,395	27,175	118,552	264,500
Junior subordinated notes (4)	—	—	—	—	—	175,858	175,858
Notes payable	1,300	450	—	—	—	—	1,750
Mortgage note payable — real estate owned and held-for-sale	—	53,751	—	—	—	—	53,751
Outstanding unfunded commitments (5)	1,764	4,631	1,787	286	—	24	8,492

Totals	$93,245	$466,831	$200,543	$205,923	$138,392	$294,434	$1,399,368

(1)              Represents principal amounts due based on contractual maturities.  Does not include total projected interest payments on our debt obligations of $7.9 million in 2013, $28.7 million in 2014, $19.7 million in 2015, $14.8 million in 2016, $10.0 million in 2017 and $94.3 million thereafter based on current LIBOR rates.

(2)              Comprised of $133.0 million of CDO I debt, $232.5 million of CDO II debt and $370.9 million of CDO III debt with a weighted average contractual maturity of 1.06, 1.73 and 1.57 years, respectively, as of September 30, 2013.  The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $20.3 million at September 30, 2013.

(3)              Represents $87.5 million of CLO I debt and $177.0 million of CLO II debt with a weighted average contractual maturity of 2.53 and 3.86 years, respectively, as of September 30, 2013.

(4)              Represents the face amount due upon maturity.  The carrying value is $159.2 million, which is net of a deferred amount of $16.7 million at September 30, 2013.

(5)              In accordance with certain loans and investments, we have outstanding unfunded commitments of $8.5 million as of September 30, 2013, that we are obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $8.5 million outstanding balance at September 30, 2013, our restricted cash balance contained approximately $5.8 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

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

We incurred $2.8 million and $8.4 million of base management fees for services rendered in the three and nine months ended September 30, 2013, respectively, and $2.5 million and $7.5 million of base management fees for services rendered in the three and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2013 and 2012, ACM did not earn an incentive fee installment and no success-based payments were made.

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

Related Party Transactions

Due from related party was approximately $0.1 million at September 30, 2013 and December 31, 2012, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $3.3 million at September 30, 2013 and consisted primarily of base management fees due to ACM as well as escrows due to ACM and its affiliates, of which $1.6 million will be remitted by us in the fourth quarter of 2013.  At December 31, 2012, due to related party was $3.1 million and consisted primarily of base management fees due to ACM, which were remitted by us in the first quarter of 2013.

In June 2013, our board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our manager involving the acquisition of our manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business. Although there have been preliminary discussions between the Special Committee and representatives of our manager, we cannot provide any assurance regarding the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing, or whether any transaction between us and our manager will occur at all. Also, in connection with evaluating a potential transaction with our manager, the Special Committee has engaged legal, financial and accounting advisors resulting in approximately $1.3 million of advisory fees to date.

In April 2013, we originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity.  The loans have an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015.  In October 2013, two of the loans totaling $17.0 million were paid off.

In April 2013, we also purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year than one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options.  Interest income recorded from these loans totaled approximately $1.1 million and $2.1 million for the three and nine months ended September 30, 2013, respectively.

In January 2013, we originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on our Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bears interest at a rate of one-month LIBOR plus 6.00% and has a maturity date of January 2015.  Interest income recorded from this loan totaled approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2013.

In December 2012, ACM acquired a multifamily property in Detroit, Michigan and simultaneously sold the property to a third party, who received a $30.0 million bridge loan from us.  ACM retained a $6.0 million preferred equity loan to the entity.  The loan to us bears interest at a rate of one-month LIBOR plus 5.00% with a LIBOR cap of 1.00% and has a maturity date of November 2014 with three one year extension options.  Interest income recorded from this loan totaled approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2013.

In September 2012, we purchased, at par, a $5.1 million bridge loan from ACM.  The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from ACM.  The loan bears interest at a rate of one-month LIBOR plus 5.50% with a LIBOR floor of 0.24% and has a maturity date of May 2015.  Interest income recorded from this loan totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.

In December 2011, we completed a restructuring of a $67.6 million preferred equity loan on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford, which was paid down to $22.5 million in the third quarter of 2013, of which we held a $9.5 million interest, and Mr. Fred Weber, our Executive Vice President of Structured Finance, held a $0.5 million interest, as of September 30, 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the preferred equity investment totaled approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2013 and 2012, respectively.  The new preferred equity investment has a fixed interest rate of 12% and also matures in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  We record this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At September 30, 2013, this debt had an aggregate outstanding balance of $649.2 million and is scheduled to mature between 2017 and 2023.

During the second quarter of 2011, we originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million, of which, one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM, our manager.  The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio.  The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013.  Interest income recorded from this loan totaled approximately $0.1 million for the three and nine months ended September 30, 2013 and approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, respectively.

During the first quarter of 2011, we originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, our manager, or its affiliate.  Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of March 31, 2013 and were secured by the same property.  The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012.  The fourth was a $4.0 million bridge loan with an original maturity date in April 2013 which was extended to March 2014 and an interest rate of one-month LIBOR plus 6.00%.  Interest income recorded from these loans totaled approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2013 and approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2012, respectively.

In October 2010, we purchased, at par, a $4.7 million bridge loan from ACM.  The loan was originated by ACM in June 2010 to a joint venture that acquired a condo development property in Brooklyn, New York.  The loan bore interest at a rate of one-month LIBOR plus 8% with a LIBOR floor of 0.5% and a LIBOR cap of 1.5% and had a maturity date of June 2012.  In the second quarter of 2012, the loan matured and was paid off.  In addition, ACM contributed $0.9 million for a 50% non-controlling interest in an entity, which owns 28% of this joint venture.  In the third quarter of 2011, ACM sold its investment in this joint venture to an affiliated entity of Mr. Ivan Kaufman for $0.9 million.  Interest income recorded from this loan totaled approximately $0.1 million for the nine months ended September 30, 2012.

We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager.  In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 91% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM.  Furthermore, one of our former directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager.  ACM currently holds approximately 5.3 million of our common shares, representing approximately 11% of the voting power of our outstanding stock as of September 30, 2013.  Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of our common stock as stated in our charter as amended.  In May 2012, our charter was amended to lower each of the general aggregate stock ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by our Board of Directors.

Non-GAAP Financial Measures

Funds from Operations

We are presenting funds from operations (“FFO”) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs).  The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated properties and real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.  In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions.  Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$3,664,679	$2,060,329	$13,300,784	$21,768,127
Subtract:
Gain on sale of real estate held-for-sale	—	—	—	(3,487,145)
Add:
Depreciation — real estate owned andheld-for-sale (1)	1,868,670	1,574,512	5,328,396	4,291,484
Depreciation — investment in equity affiliates	22,599	26,936	67,797	80,807
FFO	$5,555,948	$3,661,777	$18,696,977	$22,653,273

Diluted FFO per common share	$0.13	$0.13	$0.46	$0.87
Diluted weighted average shares outstanding	43,832,271	28,038,044	40,576,633	25,891,083

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

GAAP book value per share and adjusted book value per share as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012

GAAP Arbor Realty Trust, Inc. Stockholders’ Equity	$436,787,642	$229,329,349

Subtract: 8.25% Series A and 7.75% Series B cumulative redeemable preferred stock	(67,654,655)	—

GAAP Arbor Realty Trust, Inc. Common Stockholders’ Equity	$369,132,987	$229,329,349

Add: 450 West 33rd Street transaction — deferred revenue	77,123,133	77,123,133

Unrealized loss on derivative instruments	27,776,770	37,754,775

Subtract: 450 West 33rd Street transaction — prepaid management fee	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Common Stockholders’ Equity	$454,984,941	$325,159,308

Adjusted book value per common share	$9.26	$10.41

GAAP book value per common share	$7.51	$7.34

Common shares outstanding	49,136,308	31,249,225

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

Real Estate Risk

Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets.  Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction delays, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).  In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us.  In addition, decreases in property values reducing the value of collateral, and a lack of liquidity in the market, could reduce the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.  Even when the net operating income is sufficient to cover the related property’s debt service, there can be no assurance that this will continue to be the case in the future.

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

We utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  Also, in certain circumstances, we may finance the purchase of RMBS investments through a repurchase agreement with the same counterparty, which may qualify as a linked transaction.  If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions unless certain criteria are met, and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative.  We do not enter into financial instruments for trading purposes.

One month LIBOR approximated 0.18% at September 30, 2013 and 0.21% at December 31, 2012.

Based on our loans, securities available-for-sale, securities held-to-maturity and liabilities as of September 30, 2013, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.2 million.  This is primarily due to a substantial portion of our portfolio having variable interest rates, partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR, which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase.  Based on the loans, securities available-for-sale, securities held-to-maturity and liabilities as of September 30, 2013, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.8 million.  This is primarily due to our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease, partially offset by various interest rate floors, which limit the effect of a decrease on interest income and decreased expense on variable rate debt.

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

We had one of these interest rate swap agreements outstanding that a notional value of $11.6 million as of September 30, 2013.  The market value of this interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  If there were a 25 basis point increase in forward interest rates as of September 30, 2013, the value of this interest rate swap would have decreased by approximately $0.1 million.  If there were a 25 basis point decrease in forward interest rates as of September 30, 2013, the value of this interest rate swap would have increased by approximately $0.1 million.

We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio.  We had 14 of these interest rate swap agreements outstanding that had a combined notional value of $297.6 million as of September 30, 2013.  The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  If there had been a 25 basis point increase in forward interest rates as of September 30, 2013, the fair market value of these interest rate swaps would have increased by approximately $1.8 million.  If there were a 25 basis point decrease in forward interest rates as of September 30, 2013, the fair market value of these interest rate swaps would have decreased by approximately $1.8 million.

We also had 14 forward contracts due to recording the purchase of 14 RMBS investments as linked transactions on a combined basis with the related repurchase financing, with a combined fair value of $13.9 million as of September 30, 2013.  As of September 30, 2013, assuming the balances of the securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.3 million, and a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.2 million.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps.  Due to the prolonged volatility in the financial markets that began in 2007, the value of these interest rate swaps have declined substantially.  As a result, at September 30, 2013, we funded approximately $15.1 million in cash related to these swaps.  If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded.  However, at maturity the value of these contracts return to par and all cash will be recovered.  If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against affiliates of ours are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  If the amended complaint is filed, the Trust would be seeking $139.0 million in the aggregate from director designees and affiliates of ours.  The hearing on the motion to amend the lawsuits is scheduled for November 13, 2013.  Should the Bankruptcy Court grant the motion we will assess whether an amended motion to dismiss should be filed.  We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ Ivan Kaufman

Name:	Ivan Kaufman
Title:	Chief Executive Officer

By:	/s/ Paul Elenio

Name:	Paul Elenio
Title:	Chief Financial Officer

Date: November 8, 2013