Form 10-K
period 2013-12-31
ARBOR REALTY TRUST INC
filed 2014-02-14
CIK 1253986

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32136

Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	20-0057959 (I.R.S. Employer Identification No.)
333 Earle Ovington Boulevard, Suite 900 Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)
(516) 506-4200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 8.25% Series A Cumulative	New York Stock Exchange
Redeemable, par value $0.01 per share
Preferred Stock, 7.75% Series B Cumulative	New York Stock Exchange
Redeemable, par value $0.01 per share

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2013 (computed based on the closing price on such date as reported on the NYSE) was $217.2 million. As of February 14, 2014, the registrant had 49,136,308 shares of common stock outstanding (excluding 2,650,767 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies" under Item 7 of this report.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I

ITEM 1.    BUSINESS

        In this Annual Report on Form 10-K we refer to Arbor Realty Trust, Inc. and subsidiaries as "we," "us," "the Company," or "our" unless we specifically state otherwise or the context indicates otherwise.

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

        We are organized to qualify as a real estate investment trust ("REIT") for federal income tax purposes. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

        We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2013.

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

Our Corporate History

        Arbor Realty Trust, Inc. is a Maryland corporation that was formed in June 2003. On July 1, 2003, ACM contributed a portfolio of structured finance investments to our operating partnership. Concurrently with this contribution, we and our operating partnership entered into a management agreement with ACM pursuant to which ACM manages our investments for a base management fee and incentive compensation, and the nine person asset management group of ACM became our employees.

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

        Concurrently with ACM's contribution of investments to our operating partnership, we sold approximately 1.6 million of our units, each consisting of five shares of our common stock and one warrant to purchase an additional share of common stock at an initial exercise price of $15.00 per share, for $75.00 per unit in a private placement and agreed to register the shares of common stock underlying these units and warrants for resale under the Securities Act of 1933, as amended (the "1933 Act"). In July 2004, we registered approximately 9.6 million shares of common stock underlying these units and warrants. At December 31, 2005, approximately 1.6 million warrants were exercised, of which 0.5 million were exercised "cashless," for a total of 1.3 million common shares issued pursuant to their exercise.

        In June 2008, our external manager exercised its right to redeem its approximate 3.8 million operating partnership units in our operating partnership for shares of our common stock on a one-for-one basis. In addition, the special voting preferred shares paired with each operating partnership unit, pursuant to the pairing agreement, were redeemed simultaneously and cancelled.

        We closed our initial public offering in April 2004. Since then we have utilized the capital markets from time to time to access capital to finance our loan and investment portfolio, pay down debt and for general corporate purposes. We have employed several methods of raising capital including public offerings of our common and preferred stock, private placements of debt, "At-the-Market" equity offerings, as well as collateralized debt and loan obligation transactions.

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

        Use ACM's Relationships with Existing Borrowers.    We capitalize on ACM's reputation in the commercial real estate finance industry. ACM has relationships with a large borrower base nationwide. Since ACM's originators offer senior mortgage loans as well as our structured finance products, we are able to benefit from its existing customer base and use its senior lending business as a potential refinance vehicle for our structured finance assets.

        Offer Broader Products and Expand Customer Base.    We have the ability to offer a larger number of financing alternatives than ACM has been able to offer to its customers in the past. Our potential borrowers are able to choose from products offering various lengths of maturity, rate types and larger principal amounts than ACM could offer.

        Leverage the Experience of Executive Officers, ACM and Our Employees.    Our executive officers and employees, and those of ACM, have extensive experience originating and managing structured commercial real estate investments. Our senior management team has, on average, over 20 years of experience in the financial services industry.

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

        Our investment program emphasizes the following general categories of real estate-related activities:

        Bridge Financing.    We offer bridge financing products to borrowers who are typically seeking short-term capital to be used in an acquisition of property. The borrower has usually identified an undervalued asset that has been under managed and/or is located in a recovering market. From the borrower's perspective, shorter term bridge financing is advantageous because it allows for time to improve the property value through repositioning the property without encumbering it with restrictive long-term debt that may not reflect optimal leverage for a non-stabilized property.

        The bridge loans we currently make typically range in size from $5 million to $30 million and are predominantly secured by first mortgage liens on the property. At December 31, 2013 our target interest rate range is generally 5.25% to 7.25% over 30-day LIBOR. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

        Our junior participation loans have typically ranged in size from $1 million to $50 million and have terms of up to ten years. At December 31, 2013 our target interest rate is generally 12.0%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        Our mezzanine loans have typically ranged in size from $1 million to $50 million and have terms of up to ten years. At December 31, 2013 our target interest rate is generally 12.0%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

        We hold a majority of our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes.

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

        Our preferred equity investments have typically ranged in size from $1 million to $75 million and have terms up to ten years. At December 31, 2013 our target return is generally 12.0%.

Other Investment Opportunities

        Real Property.    We have, and may in the future, obtain real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans. Our management team may identify such assets and initiate an asset-specific plan to maximize the value of the collateral, which can include appointing a third party property manager, completing the construction or renovation of the property, continuing the sale of condominium units, leasing or increasing the occupancy of the property, or selling the entire asset or a partial interest to a third party. As such, these transactions may require the use of additional capital prior to the completion of the specific plan. Additionally, we may identify real estate investment opportunities such as domestic real estate for repositioning and/or renovation and then disposition at an anticipated significant return. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to three year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short-term financing, if available. Repayment of the short-term financing will either come from the sale of the property or conventional permanent debt.

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

        Residential Mortgage-Backed Securities.    We have, and may in the future, invest in residential mortgage-backed securities ("RMBS"). These securities may be purchased at a premium or discount to their face value, which is amortized or accreted into interest income on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities may have underlying credit ratings assigned by the three leading nationally recognized rating agencies (Moody's Investor Service, Standard & Poor's and Fitch Ratings) and are generally not insured or otherwise guaranteed.

        Commercial Real Estate Collateralized Debt Obligation Bonds.    We have, and may in the future, invest in securities such as commercial real estate collateralized debt obligation ("CDO") bonds. These certificates are usually purchased at a discount to their face value, which is accreted into interest income, if deemed to be collectable, on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities may have underlying credit ratings assigned by the three leading nationally recognized rating agencies and are generally not insured or otherwise guaranteed.

        Commercial Mortgage-Backed Securities.    We have, and may in the future, invest in commercial mortgage-backed securities ("CMBS"). These securities are usually purchased at a discount to their face value which is accreted into interest income, if deemed to be collectable, on an effective yield adjusted for actual prepayment activity over the expected remaining life of the related security as a yield adjustment. These securities may have underlying credit ratings assigned by the three leading nationally recognized rating agencies and are generally not insured or otherwise guaranteed.

Our Structured Finance Investments

        We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge, junior participation interests in first mortgages, and mezzanine loans as well as preferred equity investments.

        At December 31, 2013, we had 144 loans and investments in our portfolio, totaling $1.7 billion. We have an allowance for loan losses of $122.3 million at December 31, 2013 related to 15 loans in our portfolio with an aggregate carrying value, before loan loss reserves, of $207.5 million. The loan loss reserves were determined during our regular quarterly risk rating review process, which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio in a manner consistent with our underwriting and asset management policy and procedures with the goal of maintaining the credit quality of our portfolio and limiting potential losses.

        The overall yield on our loan and investments portfolio in 2013 was 5.65% on average assets of $1.7 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2013 was 3.22% on average borrowings of $1.3 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

        Our average net investment (average assets less average borrowings) in 2013 was $444.8 million, resulting in average leverage (average borrowings divided by average assets) of 74.6%. Including average junior subordinated notes of $175.9 million as equity, our average leverage was 64.5%. The net interest income earned in 2013 yielded a 12.7% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2013 by average equity (computed as average assets minus average borrowings) invested during the year.

        Our business plan contemplates that our leverage ratio, including our junior subordinated notes as equity, will be approximately 70% to 80% of our assets in the aggregate. However, including our junior subordinated notes as equity, our leverage is generally not to exceed 80% of the value of our portfolio assets, before loan loss reserves, when considering additional financing sources unless approval to exceed the 80% limit is obtained from our Board of Directors. See "Operating Policies and Strategies" below for further details.

        The following table sets forth information regarding our loan and investment portfolio as of December 31, 2013:

Type	Asset Class	Number	Unpaid Principal (Dollars in Thousands)	Weighted Average Pay Rate(1)	Weighted Average Remaining Maturity (months)
Bridge Loans	Multi Family	76	$843,990	5.59%	17.4
	Office	9	156,716	5.65%	24.6
	Land	7	107,419	0.11%	8.3
	Hotel	1	34,181	7.75%	37.0
	Commercial	1	22,728	3.47%	43.0
	Retail	1	6,750	6.03%	11.0

		95	1,171,784	5.11%	18.5
Mezzanine Loans	Multi Family	23	89,966	7.20%	72.3
	Office	2	18,779	9.68%	16.0
	Land	1	9,333	—	8.0
	Commercial	1	472	4.47%	43.0

		27	118,550	7.02%	58.2
Junior Participations	Office	5	181,338	5.39%	25.7
	Hotel	1	35,000	1.95%	3.0
	Multi Family	1	32,000	—	3.0

		7	248,338	4.21%	19.6
Preferred Equity	Multi Family	11	102,573	5.67%	52.7
	Condo	2	15,250	17.00%	2.0
	Office	1	2,000	7.00%	11.0
	Commercial	1	1,700	12.00%	43.0

		15	121,523	7.20%	45.5

Total		144	$1,660,195	5.26%	23.5

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

        The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2013:

Geographic Location	Unpaid Principal	Percentage	Asset Class	Unpaid Principal	Percentage
	(Dollars in Thousands)			(Dollars in Thousands)
New York	$595,552	35.9%	Multi Family	$1,068,530	64.4%
Texas	169,409	10.2%	Office	358,833	21.6%
Florida	140,149	8.4%	Land	116,752	7.0%
California	121,909	7.3%	Hotel	69,181	4.2%
Maryland	71,450	4.3%	Commercial	24,900	1.5%
North Carolina	64,680	3.9%	Condo	15,250	0.9%
Georgia	62,009	3.7%	Retail	6,749	0.4%
Pennsylvania	49,437	3.0%
Tennessee	38,486	2.3%
Illinois	35,833	2.2%
Alabama	32,830	2.0%
Diversified	125,844	7.6%
Other(1)	152,607	9.2%

Total	$1,660,195	100.0%	Total	$1,660,195	100.0%

(1)
No other individual state makes up more than 2% of the total.

Regulatory Aspects of Our Investment Strategy

        Real Estate Exemption from Investment Company Act.    We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate," are currently exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate and mortgage loans. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2013. The regulatory authorities are currently reviewing the interpretive guidance under the above exemption. Refer to Item 1A "Risk Factors—Risks Related to Our Business" for more information.

        Investment Advisors Act.    Our manager is required to register under the Investment Advisors Act of 1940, or the Investment Advisors Act, and is thereby subject to the regulation prescribed by the statute. In addition, our subsidiary, Arbor Realty Collateral Management, LLC, the collateral manager for our CDOs and collateralized loan obligations ("CLOs"), is also registered under the investment advisors act.

        Our investment guidelines provide that no more than 15% of our assets may consist of any type of mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis.

Management Agreement

        Pursuant to the terms of the management agreement, our manager has agreed to service and manage our investments and to provide us with multi-family and commercial real estate-related structured finance investment opportunities, finance and other services necessary to operate our business. Our manager is required to provide a dedicated management team to provide these services to us, the members of which will devote such of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our manager to conduct our operations. For performing services under the management agreement, ACM is eligible to receive a base management fee, incentive compensation and "success-based" compensation as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report.

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

        Origination.    Our manager originates most of our investments. ACM has a network of sales offices located in Boston, Massachusetts; Dallas, Texas; Los Angeles, California; New York, New York; Baltimore, Maryland; Bloomfield Hills, Michigan; Cleveland, Ohio; and Uniondale, New York. These offices are staffed by approximately 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of ACM's marketing effort occurs at the branch level, ACM also markets its products in national industry publications and targeted direct mailings. ACM markets structured finance products and our product offerings using the same methods. Once potential borrowers have been identified, ACM determines which financing products best meet the borrower's needs. Loan originators in every branch office are able to offer borrowers the full array of ACM's and our structured finance products. After identifying a suitable product, ACM works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to ACM's underwriters for due diligence.

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

        Servicing.    ACM services our loans and investments through its internal servicing operations. Our manager currently services an expanding portfolio, consisting of 2,157 loans with outstanding balances of approximately $10.8 billion through its loan administration department in Buffalo, New York. ACM's loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into ACM's data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our manager utilizes the operations of its loan administration department to service our portfolio with the same efficiency, accuracy and promptness. ACM also works closely with our asset management group to ensure the appropriate level of customer service and monitoring of these loans.

        Our Asset Management Operations.    Our asset management group is comprised of more than 30 employees. Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each of the underlying properties. As an asset and portfolio manager, the asset management group focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

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

        Our asset management group continues to provide its services to ACM on a limited basis pursuant to the management agreement. In the event the services provided by our asset management group,

pursuant to this agreement, exceed more than 15% per quarter, the level anticipated by our Board of Directors, we will negotiate in good faith with our manager an adjustment to our manager's base management fee under the management agreement, to reduce the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group.

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

        Our investments are financed primarily by CDOs, CLOs, junior subordinate notes, and through repurchase agreements and other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue common stock, preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

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

        Conflicts of Interest Policies.    We, our executive officers, and ACM face conflicts of interests because of our relationships with each other. ACM has approximately 11% of the voting interest in our common stock as of December 31 2013. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of ACM and beneficially owns approximately 92% of the outstanding membership interests of ACM. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts that own minority membership interests in ACM. Mr. Bishar, our secretary, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Each of Messrs. Kaufman, Martello, Bishar, and Elenio, as well as Mr. Weber, our executive vice president of structured finance, Mr. Kilgore, our executive vice president of structured securitization and Mr. Guziewicz, our chief credit officer, are members of ACM's executive committee and, excluding Mr. Kaufman, own minority membership interests in ACM.

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

  •
  Our Board of Directors adopted a policy that decisions concerning our management agreement with ACM, including termination, renewal and enforcement thereof or our participation in any transactions with ACM or its affiliates outside of the management agreement, including our ability to purchase securities and mortgages or other assets from ACM, or our ability to sell securities and assets to ACM, must be reviewed and approved by a majority of our independent directors.

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

  •
  Our management agreement provides that ACM may not assign duties under the management agreement, except to certain affiliates of ACM, without the approval of a majority of our independent directors.

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

Employees

        We have 37 employees, including Messrs. Weber, Kilgore and Guziewicz, and a 31 person asset management group. Mr. Kaufman, our chief executive officer and Mr. Elenio, our chief financial officer are full time employees of ACM and are not directly compensated by us (other than annual bonuses and pursuant to our equity incentive plans), however, a portion of their compensation is reimbursed by the management fee that we pay to ACM, as well as a performance based compensation plan for Mr. Kaufman as discussed in our Proxy Statement. Beginning January 1, 2014, Mr. Ivan Kaufman will be compensated directly as our employee.

Corporate Governance and Internet Address

        We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our directors, officers and employees, and the employees of our manager who provide services to us. We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives.

        Our internet address is www.arborrealtytrust.com. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our code of business conduct and ethics, code of ethics for chief executive and senior financial officers, corporate governance guidelines, stockholder communications with the Board of Directors, and the charters of the audit committee, nominating/corporate governance committee, and compensation committee of our Board of Directors. No information contained in or linked to our website is incorporated by reference in this report.

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

        A decline in economic conditions could negatively impact the credit quality of our loans and investments portfolio. If we do not see a continued stabilization of the financial markets and such market conditions decline further, we will likely experience increases in loan loss reserves, potential defaults and other asset impairment charges.

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

        In a market in which liquidity is essential to our business, loan repayments have been a significant source of liquidity for us. However, many financial institutions have curtailed new lending activity and real estate owners are having difficulty refinancing their assets at maturity. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a functioning commercial real estate finance market, borrowers that are performing on their loans will most likely extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

We may not be able to access the debt or equity capital markets on favorable terms, or at all, for additional liquidity, which could adversely affect our business, financial condition and operating results.

        Additional liquidity, future equity or debt financing may not be available on terms that are favorable to us, or at all. Our ability to access additional debt and equity capital depends on various conditions in these markets, which are beyond our control. If we are able to complete future equity offerings, they could be dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity and operating results.

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

Our investments in residential and commercial mortgage-related securities are subject to risks relating to the particular issuer of the securities, which may result in losses to us.

        Our investments in residential and commercial mortgage-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, the individual borrowers and the value of the individual assets. The issuers of these securities may experience many of the same risks of disruptions in the financial markets and economic conditions. In addition, our investments are also subject to the risks described above with respect to residential and commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular property. REITs have been severely impacted by the economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt.

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

        We invest in junior participation loans which are mortgage loans typically (i) secured by a first mortgage on a single commercial property or group of related properties and (ii) subordinated to a senior note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for the junior participation loan after payment is made to the senior note holder. Since each transaction is privately negotiated, junior participation loans can vary in their structural characteristics and risks. For example, the rights of holders of junior participation loans to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each junior participation investment. A junior participation may not be liquid and, consequently, we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with a subordinate position in any investments we make could subject us to increased risk of losses.

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

        Our investments include multi-family and commercial real estate loans that involve a higher degree of risk than single family residential lending because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and tenant businesses operating therein, and loan terms that include amortization schedules longer than the stated maturity and provide for balloon payments at stated maturity rather than periodic principal payments. In addition, the value of commercial real estate can be affected significantly by the supply and demand in the market for that type of property.

Volatility of values of multi-family and commercial properties may adversely affect our loans and investments.

        Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced in recent years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property's net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our commercial real estate loans, we often require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We also generally require the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wants to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments would decrease in an economic downturn, making it more difficult for borrowers to meet their payment obligations to us. In the future some of our borrowers may continue to have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

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

Real estate property may fail to perform as expected.

        We may obtain new real estate properties through foreclosure proceedings or investment. Such newly obtained properties may not perform as expected and may subject us to unknown liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an obtained property up to standards established for its intended market position may be underestimated.

The adverse resolution of a lawsuit could have a material adverse effect on our financial condition and results of operations.

        The adverse resolution of litigation for which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations. See Item 3 "Legal Proceedings" for information on our current litigation.

The impact of any future terrorist attacks and the availability of terrorism insurance expose us to certain risks.

        Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

        In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2014, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment. Congress is currently considering a further extension of TRIA through December 31, 2019.

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

Our manager and one of our subsidiaries are required to register under the Investment Advisors Act, and are subject to regulation under that Act.

        Following registration under the Investment Advisers Act of 1940, or the Investment Advisors Act, our manager and one of our subsidiaries are subject to the extensive regulation prescribed by that statute and the regulations thereunder. The SEC will oversee activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Investment Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Investment Advisers Act are designed primarily to protect investors in our funds and other clients, and are not designed to protect holders of our publicly traded common stock. Even if a sanction imposed against our manager or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our fund investors and impede our ability to raise additional capital or new funds. In addition, compliance with the Investment Advisors Act may require us to incur additional costs, and these costs may be material.

The Dodd-Frank Act may place restrictions on our business.

        In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among other things, requires various federal agencies, including the SEC, to adopt a broad range of new rules and regulations. These rules and regulations are intended to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. Provisions of the Dodd-Frank Act relating to the regulation of derivatives may also result in a comprehensive reform of the derivatives market. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are finalized and ultimately adopted, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which could have an adverse effect on our business.

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

        Credit facilities may contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and debt-to-equity ratios. Other restrictive covenants contained in credit facility agreements may include covenants that prohibit affecting a change in control, disposing of or encumbering assets being financed, maximum debt balance requirements, and restrictions from making material amendments to underwriting guidelines without approval of the lender. While we remain focused on actively managing our loans and investments portfolio, a weak environment will make maintaining compliance with future credit facilities' covenants more difficult. If we are not in compliance with any of these covenants, there can be no assurance that our lenders would waive or amend such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

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

        We may use credit facilities and repurchase agreements to finance some of our investments in the future. If the market value of the loans or investments pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these potential repurchase and credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, facility providers may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

The repurchase agreements we may use to finance our RMBS securities are generally short term agreements and may not be renewed by the counterparty throughout the life of the collateralized security.

        The repurchase agreements we may use to finance the purchase of our RMBS securities are non-committed and expire every thirty days while the estimated life of these securities is significantly longer. While we expect these facilities to continually be renewed until our corresponding security position is liquidated, there is no guarantee or assurances that the counterparty will be willing or able to continue to extend the facility past the maturation date. If the counterparty does not renew the agreement, we would be required to repurchase the security immediately, or liquidate the securities in order to satisfy the amount owed under the facility. This could cause a forced liquidation of the securities which may result in a significant loss of value and may adversely affect our financial condition, liquidity and operating results.

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

        Our current balance sheet investment program emphasizes loans with both floating interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in interest rates. Fixed interest rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. The majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges will be recorded on our Statement of Operations.

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

        Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Due to the continued volatility in the financial markets, the values of these contracts have declined substantially. As a result, as of December 31, 2013, we funded approximately $14.2 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity, the values of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

We are subject to certain counterparty risks related to our derivative contracts.

        We periodically hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. In a global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with certain interest rate swap agreements could result in the loss of such collateral.

 Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by ACM and Mr. Kaufman.

        Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of ACM, beneficially owns approximately 92% of the outstanding membership interests of ACM. ACM has approximately 11% of the voting power of our outstanding stock as of December 31, 2013. As a result of Mr. Kaufman's beneficial ownership of stock held by ACM as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman has approximately 12% of the voting power of our outstanding stock as of December 31, 2013. Because of his position with us and our manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors.

        For the purpose of preserving our REIT qualification, our charter generally prohibits a beneficial or constructive ownership by any person of more than 5% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 5% (by value) of our outstanding shares of stock of all classes or series, unless an exemption is granted by the Board of Directors. For purposes of this calculation, warrants held by such person will be deemed to have been exercised if such exercise would result in a violation. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our Board of Directors have approved resolutions under our charter allowing Ivan Kaufman and ACM, in relation to Mr. Kaufman's controlling equity interest, C. Michael Kojaian, one of our independent directors, as well as two outside investors to own more than the ownership interest limit of our common stock stated in our charter.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our Board of Directors is divided into three classes of directors. The current terms of the Class II, Class III and Class I directors will expire in 2014, 2015 and 2016, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Conflicts of Interest with Our Manager

We are dependent on our manager with whom we have conflicts of interest.

        We have only 37 employees, including Messrs. Weber, Kilgore, and Guziewicz, and are dependent upon our manager to provide services to us that are vital to our operations. ACM, our manager, has approximately 11% of the voting power of the outstanding shares of our capital stock as of December 31, 2013 and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of ACM, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of ACM) and a trustee of two trusts which own minority membership interests in ACM. Mr. Bishar, our secretary, is general counsel to ACM. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of ACM. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Weber and Kilgore are members of ACM's executive committee and all, but excluding Mr. Kaufman, own minority membership interests in ACM.

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

        In order to prevent five or fewer individuals from acquiring more than 50% of our outstanding shares and a resulting failure to qualify as a REIT, our charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 5% of the aggregate value or number of shares (whichever is more restrictive) of our outstanding common stock, or more than 5%, by value, of our outstanding shares of stock of all classes or series, in the aggregate. For purposes of the ownership limitations, warrants held by a person will be deemed to have been exercised if such exercise would result in a violation of the charter provisions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        ACM, our manager, leases our shared principal executive and administrative offices, located at 333 Earle Ovington Boulevard in Uniondale, New York.

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

The New York State Court action has been removed to the Bankruptcy Court. Our affiliates filed a motion to dismiss the three lawsuits.

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

        On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17. The remaining counts in the amended complaint against affiliates of ours are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks $139 million in the aggregate from director designees and affiliates of ours. We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein. A hearing date for the motion to dismiss has not been set yet.

        We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "ABR" since our initial public offering in April 2004. The following table sets forth for the indicated periods the high and low sales prices for our common stock, as reported on the NYSE, and the dividends declared and paid with respect to such periods.

	High	Low	Dividends Declared
2013
First Quarter	$8.60	$5.97	$0.12
Second Quarter	$8.08	$5.78	$0.13
Third Quarter	$7.74	$6.11	$0.13
Fourth Quarter(1)	$7.05	$6.26	$0.13
2012
First Quarter	$5.94	$3.35	$0.075
Second Quarter	$6.67	$4.99	$0.10
Third Quarter	$6.55	$5.16	$0.11
Fourth Quarter	$6.24	$4.72	$0.12

(1)
On February 12, 2014, our Board of Directors declared a dividend of $0.13 per common share for the fourth quarter of 2013.

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

        On February 12, 2014, the closing sale price for our common stock, as reported on the NYSE, was $7.04 and there were 8,039 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2013 regarding the 2003 Omnibus Stock Incentive Plan and the incentive compensation provisions of our management agreement with ACM, which are our only equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2003 Omnibus Stock Incentive Plan(1)	0	N/A	N/A
Incentive Compensation pursuant to Management Agreement(2)	0	N/A	See Note 3
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	0

(1)
The 2003 Omnibus Stock Incentive Plan expired in July 2013.

(2)
Pursuant to the terms of our management agreement with ACM, at least 25% of the incentive compensation earned by our manager is payable in shares of our common stock having a value equal to the average closing price per share for the last twenty days of the fiscal quarter for which the incentive compensation is being paid. ACM has the right to elect to receive 100% of the incentive compensation in shares of our common stock. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments—Management Agreement" for information regarding the terms of our management agreement and the incentive compensation payable to ACM thereunder. Our sole stockholder immediately prior to the date we entered into the management agreement with ACM approved the issuance of shares of our common stock to ACM pursuant to the incentive compensation provisions of the management agreement.

(3)
The number of securities remaining available for future issuance to ACM as incentive compensation pursuant to the management agreement depends on the amount of incentive compensation earned by ACM in the future and therefore is not yet determinable.

Performance Graph

        The graph below compares the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The five year period commences on December 31, 2008 and ends on December 31, 2013, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on January 1, 2009 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA.© 2014.

Total Return Performance

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Arbor Realty Trust, Inc.	100.00	67.46	202.03	119.32	213.86	254.53
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NAREIT All REIT Index	100.00	127.45	162.60	174.43	209.57	216.29

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

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

        The following tables present selected historical consolidated financial information for the periods indicated. The selected historical consolidated financial information presented below under the captions "Operating Data," "Share Data" and "Balance Sheet Data" have been derived from our audited consolidated financial statements and include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the historical consolidated financial statements for such period. Prior period amounts have been reclassified to conform to current period presentation. In addition, since the information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes, you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the related notes, included elsewhere in this report.

	Year ended December 31,
	2013	2012	2011	2010	2009
Operating Data
Interest income	$99,031,623	$79,998,762	$73,867,556	$95,487,325	$117,262,129
Interest expense	42,065,151	40,866,832	51,651,933	62,979,036	80,102,075
Net interest income	56,966,472	39,131,930	22,215,623	32,508,289	37,160,054
Total other revenue	30,120,072	29,301,935	22,125,735	1,069,454	809,808
Provision for loan losses (net of recoveries)	4,287,652	22,946,396	38,542,888	82,811,753	241,328,039
Management fee—related party	10,900,000	10,000,000	8,300,000	26,365,448	15,136,170
Gain on extinguishment of debt	4,930,772	30,459,023	10,878,218	229,321,130	54,080,118
Income (loss) from continuing operations	21,742,860	16,707,629	(37,096,165)	113,637,487	(206,093,138)
(Loss) income from discontinued operations	(444,123)	5,008,826	(2,999,892)	(511,533)	(5,865,163)
Net income (loss)(1)	21,298,737	21,716,455	(40,096,057)	113,125,954	(211,958,301)
Preferred stock dividends	4,506,583	—	—	—	—
Net income attributable to noncontrolling interest	124,199	215,567	215,656	215,743	18,672,855
Net income (loss) attributable to Arbor Realty Trust, Inc. common stockholders	16,667,955	21,500,888	(40,311,713)	112,910,211	(230,631,156)
Share Data
Income (loss) from continuing operations per share, basic	0.40	0.61	(1.49)	4.46	(8.88)
Income (loss) per share, basic	0.39	0.80	(1.61)	4.44	(9.11)
Income (loss) from continuing operations per share, diluted	0.40	0.61	(1.49)	4.41	(8.88)
Income (loss) per share, diluted(2)	0.39	0.79	(1.61)	4.39	(9.11)
Dividends declared per common share	0.50	0.285	—	—	—

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Loans and investments, net	$1,523,699,653	$1,325,667,053	$1,302,440,660	$1,414,225,388	$1,700,774,288
Total assets	1,877,472,482	1,701,881,280	1,776,714,330	1,731,207,928	2,060,774,772
Total debt	1,278,790,435	1,294,590,321	1,438,380,573	1,343,297,498	1,779,319,144
Redeemable preferred stock	67,654,655	—	—	—	—
Total equity	437,596,282	231,261,122	173,060,533	206,415,243	98,633,970

	Year ended December 31,
	2013	2012	2011	2010	2009
Other Data
Loan originations	$591,537,200	$274,516,550	$206,477,919	$24,749,342	$3,000,000
Mortgage-backed security and bond investments, net	126,544,084	157,687,589	36,464,627	6,603,769	12,412,500
Loan payoffs / paydowns	402,162,170	269,904,723	189,521,473	422,526,107	279,304,877

(1)
Our 2009 results include a $57.6 million loss on sale and restructuring of loans, a $10.3 million other-than-temporary impairment, an $8.7 million loss on termination of swaps and a $56.0 million gain on exchange of profits interest.

(2)
In 2009, we issued one million warrants as part of a debt restructuring which did not have a dilutive effect for the years ended December 31, 2009 and 2011 and had a dilutive effect for the years ended December 31, 2012 and 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the sections of this report entitled "Risk Factors," "Forward-Looking Statements," and "Selected Consolidated Financial Information of Arbor Realty Trust, Inc. and Subsidiaries" and the historical consolidated financial statements of Arbor Realty Trust, Inc. and Subsidiaries, including related notes, included elsewhere in this report.

Overview

        We invest in multi-family and commercial real estate-related bridge loans, junior participating interests in first mortgages, mezzanine loans, preferred and direct equity and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. We have also invested in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.

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

Significant Developments During 2013

        Loan and Investment Activity—We originated 67 loans totaling $591.5 million with a weighted average interest rate of 7.29%. We received full satisfaction of 47 loans totaling $353.5 million with a weighted average interest rate of 5.72% and partial paydowns on five loans totaling $48.7 million with a weighted average interest rate of 6.28%.

        Capital Raising Activities—We raised $197.2 million of capital through several offerings in 2013, including:

  •
  $83.9 million raised through two common stock public offerings;

  •
  $45.6 million raised through an "At-The-Market" ("ATM") common stock offering;

  •
  $37.3 million raised from the issuance of 8.25% Series A cumulative redeemable preferred stock; and

  •
  $30.4 million raised from the issuance of 7.75% Series B cumulative redeemable preferred stock.

        We also closed a second CLO securitization whereby $260.0 million of real estate-related assets were contributed to a newly-formed consolidated subsidiary, which issued $177.0 million of investment grade notes.

        Financing Activities—We increased our short-term funding sources by $153.0 million. We added three new facilities totaling $123.0 million and expanded the capacity on existing debt facilities by $30.0 million.

Current Market Conditions, Risks and Recent Trends

        Our ability to execute our business strategy, particularly the growth of our portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms. Although economic and market conditions in the United States have generally improved over the past two years, the overall market recovery remains uncertain. The previous economic downturn had a significant negative impact and continues to affect both us and our borrowers. Weak economic conditions may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

        The capital markets began to substantially open up in 2012 and access to the equity and debt markets continued to improve in 2013. We rely on these markets to generate capital for financing the growth of our business. As such, we raised $197.2 million of capital through several common and preferred stock offerings during 2013. We also closed a second CLO offering, whereby we issued $177.0 million of investment grade notes. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base. If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

        The commercial real estate markets continued to improve during 2013, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the United States economy. If real estate values decline again, it may limit our new mortgage loan originations since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

        During fiscal year 2013, we recorded $6.5 million of new provisions for loan losses, due to declining collateral values, and $2.2 million in net recoveries of reserves. During fiscal year 2012, we recorded $23.8 million of new provisions for loan losses, due to declining collateral values, and $0.9 million in net recoveries of reserves. In addition, during fiscal year 2013 we recorded a $1.0 million impairment loss on a real estate owned asset. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing. However, in 2013, the level of modifications and extensions declined and repayments of loans increased as borrowers access to financing improved. These trends could worsen if another prolonged economic downturn were to occur and, if that were to happen, we believe there could be continued modifications and delinquencies in the foreseeable future, which may result in reduced net interest margins and additional losses throughout our sector.

Primary Sources of Operating Revenues

        We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 75%, 71% and 76% of our total revenues in 2013, 2012 and 2011, respectively.

        Property operating income is derived from our hotel and multifamily real estate owned assets. Property operating income represented approximately 22%, 26% and 23% of our total revenues in 2013, 2012 and 2011, respectively. The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets—Comparison of balances at December 31, 2013 to December 31, 2012:

        Our loan and investment portfolio balance, including our available-for-sale and held-to-maturity securities, at December 31, 2013 and 2012 was $1.7 billion and $1.5 billion, respectively, with a weighted average current interest pay rate of 5.21% and 4.77%, respectively. Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.69% and 5.04%, respectively. At December 31, 2013 and 2012, advances on our financing facilities totaled approximately $1.2 billion for both periods, with a weighted average funding cost of 3.03% and 2.82%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs. Including the financing costs, the weighted average funding rate was 3.34% and 3.12%, respectively.

        Cash and cash equivalents increased $31.2 million primarily due to proceeds received from our equity offerings in 2013, as well as loan payoffs and interest from our investments, net of funding new loan originations and investments, payment of dividends and related party payables and purchasing our own CDO bonds.

        Restricted cash increased $12.4 million primarily due to payoffs of loans from our CDOs and CLOs net of principal repayments. Restricted cash is kept on deposit with the trustees for our CDOs, all three of which reached their respective replenishment dates as of January 2012, and primarily represents proceeds from loan payoffs and paydowns net of principal repayments to the CDO bondholders, as well as unfunded loan commitments and interest payments received from loans.

        Loans and investments increased $199.0 million. Loan and investment activity during 2013 was primarily comprised of:

  •
  Originated 67 loans totaling $591.5 million with a weighted average interest rate of 7.29%.

  •
  Received full satisfaction of 47 loans totaling $353.5 million that had a weighted average interest rate of 5.72%.

  •
  Received partial pay downs on five loans totaling $48.7 million that have a weighted average interest rate of 6.28%.

  •
  Modified five loans totaling $52.5 million resulting in a reduction of the weighted average interest rate from 9.76% to 9.08%.

  •
  Extended 25 loans totaling $189.5 million.

        Our allowance for loan losses was $122.3 million at December 31, 2013, a decrease of $39.4 million from December 31, 2012. During 2013, we recorded charge-offs to our allowance totaling $43.7 million and recorded a provision for loan loss, net of recoveries totaling $4.3 million.

        Since December 31, 2013, we have originated ten new loans for a total of $80.2 million and received a total of $188.3 million for the repayment in full of eight loans.

        Securities—during 2013, we purchased five RMBS investments for a total of $29.0 million and received $38.6 million of total principal paydowns on the portfolio. In the fourth quarter of 2013, we reclassified our portfolio of non-linked RMBS investments from held-to-maturity to available-for-sale as a result of a change in intent to hold the securities to maturity at December 31, 2013 due to management's decision to redeploy capital into the core lending business. This change resulted in a $34.0 million increase to available-for-sale securities and a corresponding decrease in held-to-maturity securities. We sold the majority of the available-for-sale RMBS securities in the first quarter of 2014.

        Investments in equity affiliates decreased $54.9 million primarily due to the redemption of preferred operating partnership units of Lightstone Value Plus REIT L.P. ("Lightstone") as well as the deconsolidation of the previously consolidated entity. See Note 5 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of this transaction.

        Real estate owned assets—during 2013, we reclassified a property in a portfolio of six multifamily properties (the "Multifamily Portfolio") to held-for-sale in connection with a proposed sale transaction. This reclassification resulted in an $11.5 million increase in real estate held-for-sale, net and a corresponding decrease in real estate owned, net.

Liabilities—Comparison of balances at December 31, 2013 to December 31, 2012:

        Repurchase agreements and credit facilities increased $28.5 million primarily due to the addition of three new warehouse facilities and increasing the borrowings under our existing line of credit. Amounts outstanding at December 31, 2013 under the new facilities totaled $78.9 million and the increase on the line of credit totaled $5.0 million. These increases were partially offset by paying off two warehousing facilities by a total of $29.9 million and partially paying off an additional warehouse facility by $16.7 million with proceeds from the completion of our CLO, as well as paydowns of two repurchase agreements.

        Collateralized debt obligations decreased $172.8 million primarily due to $162.1 million of payments to investors due to runoff and amortization, as well as repurchases of three Class H notes originally issued by our CDO II and CDO III issuing entities with an aggregate face value of $9.9 million.

        Collateralized loan obligations increased $177.0 million primarily due to the completion of our second CLO in the first quarter of 2013 in which we issued $177.0 million of investment grade notes.

        Notes payable decreased $49.0 million primarily due to the satisfaction of a note payable in the third quarter of 2013 in connection with a transaction with Lightstone to redeem its preferred operating partnership units.

        Other liabilities decreased $11.9 million primarily due to a $13.9 million decrease in accrued interest payable as a result of an increase in the fair value of our interest rate swaps.

Equity

        In September 2013, we completed a public offering in which we sold 6,000,000 shares of our common stock for $7.08 per share, and received net proceeds of approximately $40.9 million after deducting the underwriting discount and other offering expenses.

        In May 2013, we completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock generating net proceeds of approximately $28.9 million after deducting the underwriting discount and other offering expenses. The underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.

        In March 2013, we completed a public offering in which we sold 5,625,000 shares of our common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the underwriting discount and other offering expenses.

        In February 2013, we completed an underwritten public offering of 1,400,000 shares of 8.25% Series A cumulative redeemable preferred stock generating net proceeds of approximately $33.6 million after deducting the underwriting discount and other offering expenses. The underwriters exercised a portion of their over-allotment option for 151,500 shares providing additional net proceeds of approximately $3.7 million.

        In December 2012, we entered into an ATM equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time we could issue and sell through JMP up to 6,000,000 shares of our common stock. Sales of the shares were made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. As of March 15, 2013, JMP sold all of the 6,000,000 shares for net proceeds to us of $45.6 million.

        We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

        In February 2014, we entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of February 14, 2014, no shares have been sold.

        As of February 14, 2014, we have $457.5 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

        The following table presents dividends declared by the Board of Directors on our common stock from January 1, 2013 through December 31, 2013:

Declaration Date	For Quarter Ended	Record Date	Payment Date	Dividend Per Share
November 6, 2013	September 30, 2013	November 20, 2013	December 2, 2013	$0.13
July 31, 2013	June 30, 2013	August 14, 2013	September 3, 2013	$0.13
May 1, 2013	March 31, 2013	May 15, 2013	May 31, 2013	$0.12
February 12, 2013	December 31, 2012	March 5, 2013	March 12, 2013	$0.12

        On February 12, 2014, the Board of Directors declared a cash dividend of $0.13 for the quarter ended December 31, 2013. The dividend is payable on February 28, 2014 to common stockholders of record on February 25, 2014.

        The following table presents dividends declared by the Board of Directors on our 8.25% Series A preferred stock from February 1, 2013 (date of issuance) through December 31, 2013:

Declaration Date	For Period Beginning	For Period Ended	Record Date	Payment Date	Dividend Per Share
October 25, 2013	September 1, 2013	November 30, 2013	November 15, 2013	December 2, 2013	$0.515625
July 31, 2013	June 1, 2013	August 31, 2013	August 14, 2013	September 3, 2013	$0.515625
May 1, 2013	February 1, 2013	May 31, 2013	May 15, 2013	May 31, 2013	$0.6875

        On February 3, 2014, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from December 1, 2013, through February 28, 2014. The dividend is payable on February 28, 2014 to preferred stockholders of record on February 15, 2014.

        The following table presents dividends declared by the Board of Directors on our 7.75% Series B preferred stock from May 9, 2013 (date of issuance) through December 31, 2013:

Declaration Date	For Period Beginning	For Period Ended	Record Date	Payment Date	Dividend Per Share
October 25, 2013	September 1, 2013	November 30, 2013	November 15, 2013	December 2, 2013	$0.484375
July 31, 2013	May 9, 2013	August 31, 2013	August 14, 2013	September 3, 2013	$0.6028

        On February 3, 2014, the Board of Directors declared a cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from December 1, 2013, through February 28, 2014. The dividend is payable on February 28, 2014 to preferred stockholders of record on February 15, 2014.

        On May 1, 2013, we issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "Plan"), and recorded $0.5 million to selling and administrative expense in our Consolidated Statements of Operations in the second quarter of 2013.

        On February 28, 2013, we issued 192,750 shares of restricted common stock under the Plan to certain employees of ours and ACM with a total grant date fair value of $1.5 million and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our Consolidated Statements of Operations in the first quarter of 2013. One third of the shares vested as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.

        In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, we issued Wachovia 1.0 million warrants at an average strike price of $4.00. Of such warrants, 500,000 warrants are exercisable at a price of $3.50, 250,000 warrants are exercisable at a price of $4.00 and 250,000 warrants are exercisable at a price of $5.00. As of December 31, 2013, all of the warrants were exercisable, expire on July 23, 2015 and no warrants have been exercised to date.

Comparison of Results of Operations for Years Ended 2013 and 2012

        The following table sets forth our results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Increase/(Decrease)
	2013	2012	Amount	Percent
Interest income	$99,031,623	$79,998,762	$19,032,861	24%
Interest expense	42,065,151	40,866,832	1,198,319	3%

Net interest income	56,966,472	39,131,930	17,834,542	46%

Other revenue:
Property operating income	27,829,358	28,021,646	(192,288)	(1)%
Other income	2,290,714	1,280,289	1,010,425	79%

Total other revenue	30,120,072	29,301,935	818,137	3%

Other expenses:
Employee compensation and benefits	12,042,332	10,173,572	1,868,760	18%
Selling and administrative	10,603,247	7,882,914	2,720,333	35%
Property operating expenses	24,568,369	25,958,586	(1,390,217)	(5)%
Depreciation and amortization	6,668,381	5,327,493	1,340,888	25%
Impairment loss on real estate owned	1,000,000	—	1,000,000	100%
Provision for loan losses (net of recoveries)	4,287,652	22,946,396	(18,658,744)	(81)%
Management fee—related party	10,900,000	10,000,000	900,000	9%

Total other expenses	70,069,981	82,288,961	(12,218,980)	(15)%

Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and benefit from income taxes	17,016,563	(13,855,096)	30,871,659	nm
Gain on extinguishment of debt	4,930,772	30,459,023	(25,528,251)	(84)%
Loss from equity affiliates	(204,475)	(697,856)	493,381	(71)%

Income before benefit from income taxes	21,742,860	15,906,071	5,836,789	37%
Benefit from income taxes	—	801,558	(801,558)	(100)%

Income from continuing operations	21,742,860	16,707,629	5,035,231	30%

Gain on sale of real estate held-for-sale	—	3,953,455	(3,953,455)	(100)%
(Loss) income from operations of real estate held-for-sale	(444,123)	1,055,371	(1,499,494)	nm

(Loss) income from discontinued operations	(444,123)	5,008,826	(5,452,949)	nm

Net income	21,298,737	21,716,455	(417,718)	(2)%

Preferred stock dividends	4,506,583	—	4,506,583	nm
Net income attributable to noncontrolling interest	124,199	215,567	(91,368)	(42)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$16,667,955	$21,500,888	$(4,832,933)	(22)%

nm—not meaningful

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Year Ended December 31,
	2013			2012
	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)
Interest-earning assets:
Bridge loans	$1,189,782	$67,110	5.64%	$1,051,690	$55,896	5.31%
Mezzanine / junior participation loans	353,955	19,901	5.62%	343,187	14,438	4.21%
Preferred equity investments	106,408	7,492	7.04%	87,284	3,766	4.31%
Securities	57,829	2,479	4.29%	65,547	2,955	4.51%
Other investments	41,730	1,789	4.29%	56,141	2,660	4.74%

Core interest-earning assets	1,749,704	98,771	5.65%	1,603,849	79,715	4.97%
Cash equivalents	97,370	261	0.27%	78,245	284	0.36%

Total interest-earning assets	$1,847,074	99,032	5.36%	$1,682,094	79,999	4.76%

Interest-bearing liabilities:
Warehouse lines	$75,266	4,039	5.37%	$58,323	2,773	4.75%
CDO	726,045	21,375	2.94%	897,360	26,700	2.98%
CLO	251,404	8,793	3.50%	23,733	1,043	4.39%
Other non-recourse	38,407	1,342	3.49%	63,402	2,543	4.01%
Trust preferred	175,858	5,830	3.32%	176,340	7,095	4.02%
Securities financing	37,946	686	1.81%	44,341	713	1.61%

Total interest-bearing liabilities	$1,304,926	42,065	3.22%	$1,263,499	40,867	3.23%

Net interest income		$56,967			$39,132

(1)
Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        Interest income increased $19.0 million, or 24%, in 2013 as compared to 2012. This increase was primarily due to a 14% increase in the average yield on core interest-earning assets from 4.97% for 2012 to 5.65% for 2013, due to higher interest rates on our net originations. The increase was also due to a 9% increase in our average core interest-earning assets from $1.60 billion for 2012 to $1.75 billion for 2013, due to originations, net of payoffs.

        Interest expense increased $1.2 million, or 3%, for 2013 as compared to 2012. The increase was primarily due to a 3% increase in the average balance of our interest-bearing liabilities from $1.26 billion for 2012 to $1.30 billion for 2013. The increase in the average balance was primarily due to the addition of a new CLO financing facility, net of a reduction in our CDO debt due to runoff and amortization and the repurchase of three CDO notes.

Other Revenue

        Other income, net increased $1.0 million, or 79%, for 2013 as compared to 2012, primarily due to a $1.1 million gain on the sale of a CDO bond investment in the second quarter of 2013, an increase in net interest income of $1.0 million on our linked transactions as well as an increase of $0.7 million in miscellaneous asset management fees on our loan and investment portfolio, and is net of a $1.8 million decrease in the fair value of our linked transactions.

Other Expenses

        Employee compensation and benefits expense increased $1.9 million, or 18%, for 2013 as compared to 2012. An increase in staffing resulting from higher loan origination volume from 2012 to 2013 contributed $1.5 million of this increase, while stock-based compensation recorded for the issuance of restricted common stock to certain employees in 2013 contributed an additional $0.4 million.

        Selling and administrative expense increased $2.7 million, or 35%, for 2013 as compared to 2012. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director's fees, licensing fees, and stock-based compensation relating to our directors and certain employees of our manager. The increase was primarily due to $1.4 million of legal, consulting and director's fees incurred in connection with the exploration and evaluation of a potential transaction with our manager. The increase was also due to $0.6 million of stock-based compensation recorded for the issuance of restricted common stock to certain employees of our manager in 2013 as well as a $0.4 million increase in professional fees.

        Depreciation and amortization expense increased $1.3 million, or 25%, for 2013 as compared to 2012, primarily due to an increase in capital expenditures associated with two real estate investments.

        Impairment loss on real estate owned of $1.0 million for the year ended December 31, 2013 resulted from our determination of impairment based on the analysis of one of the properties in our multifamily portfolio in the fourth quarter of 2013.

        Provision for loan losses (net of recoveries) totaled $4.3 million for 2013 and $22.9 million for 2012. During the year ended December 31, 2013, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $31.5 million was less than the net carrying value of the loans, resulting in us recording an additional $6.5 million provision for loan losses. We also recorded $2.2 million of recoveries of previously recorded loan loss reserves in 2013, netting the provision to $4.3 million for 2013. During the year ended December 31, 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing eight impaired loans with an aggregate carrying value of $94.6 million was less than the net carrying value of the loans, resulting in us recording an additional $23.8 million provision for loan losses. We also recorded $0.9 million of net recoveries of previously recorded loan loss reserves in 2012, netting the provision to $22.9 million for 2012.

        Management fees increased $0.9 million, or 9%, for 2013 as compared to 2012. These amounts represent compensation in the form of base management fees, on a cost reimbursement basis. The increase in management fees was due to an increase in allocable costs incurred by our manager in managing our business from 2012 to 2013.

Gain on Extinguishment of Debt

        Gain on extinguishment of debt totaled $4.9 million for 2013 and $30.5 million for 2012. During the year ended December 31, 2013, we purchased, at a discount, $9.9 million of investment grade rated Class H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $4.9 million. During the year ended December 31, 2012, we purchased, at a discount, $66.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $30.5 million.

Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2013 and 2012, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT—taxable income for the years ended December 31, 2013 and 2012. The tax benefit recognized in 2012 primarily reflects a refund received in 2012 of federal income taxes paid by a taxable REIT subsidiary in a prior year.

(Loss) Income from Discontinued Operations

        We recorded a loss from discontinued operations of $0.4 million in 2013 due to net losses incurred on a multifamily property that was reclassified to held-for-sale during the third quarter of 2013.

        We recorded income from discontinued operations of $5.0 million in 2012 primarily from gains recognized on the sale of two properties totaling $4.0 million. In addition, we recognized $1.2 million of income related to the reversal of accrued liabilities that were not incurred in connection with the surrender of a property to the first mortgage lender in full satisfaction of the mortgage note payable.

Preferred Stock Dividends

        During the year ended December 31, 2013 we incurred expenses totaling $4.5 million related to dividends declared on preferred stock. Of this total, $2.9 million relates to our 8.25% Series A cumulative redeemable preferred stock and $1.6 million relates to our 7.75% Series B cumulative redeemable preferred stock.

Comparison of Results of Operations for Years Ended 2012 and 2011

        The following table sets forth our results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Increase/(Decrease)
	2012	2011	Amount	Percent
Interest income	$79,998,762	$73,867,556	$6,131,206	8%
Interest expense	40,866,832	51,651,933	(10,785,101)	(21)%

Net interest income	39,131,930	22,215,623	16,916,307	76%

Other revenue:
Property operating income	28,021,646	21,937,250	6,084,396	28%
Other income	1,280,289	188,485	1,091,804	nm

Total other revenue	29,301,935	22,125,735	7,176,200	32%

Other expenses:
Employee compensation and benefits	10,173,572	11,195,663	(1,022,091)	(9)%
Selling and administrative	7,882,914	7,325,801	557,113	8%
Property operating expenses	25,958,586	20,122,864	5,835,722	29%
Depreciation and amortization	5,327,493	4,789,911	537,582	11%
Provision for loan losses (net of recoveries)	22,946,396	38,542,888	(15,596,492)	(40)%
Loss on sale and restructuring of loans	—	5,710,000	(5,710,000)	(100)%
Management fee—related party	10,000,000	8,300,000	1,700,000	20%

Total other expenses	82,288,961	95,987,127	(13,698,166)	(14)%

Loss from continuing operations before gain on extinguishment of debt, (loss) income from equity affiliates and benefit from income taxes	(13,855,096)	(51,645,769)	37,790,673	(73)%
Gain on extinguishment of debt	30,459,023	10,878,218	19,580,805	180%
(Loss) income from equity affiliates	(697,856)	3,671,386	(4,369,242)	nm

Income (loss) before benefit from income taxes	15,906,071	(37,096,165)	53,002,236	nm
Benefit from income taxes	801,558	—	801,558	nm

Income (loss) from continuing operations	16,707,629	(37,096,165)	53,803,794	nm

Impairment loss on real estate held-for-sale	—	(1,450,000)	1,450,000	(100)%
Gain on sale of real estate held-for-sale	3,953,455	—	3,953,455	nm
Income (loss) from operations of real estate held-for-sale	1,055,371	(1,549,892)	2,605,263	nm

Income (loss) from discontinued operations	5,008,826	(2,999,892)	8,008,718	nm

Net income (loss)	21,716,455	(40,096,057)	61,812,512	nm
Net income attributable to noncontrolling interest	215,567	215,656	(89)	nm

Net income (loss) attributable to Arbor Realty Trust, Inc	$21,500,888	$(40,311,713)	$61,812,601	nm

nm—not meaningful

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Year Ended December 31,
	2012			2011
	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)
Interest-earning assets:
Bridge loans	$1,051,690	$55,896	5.31%	$1,012,324	$47,311	4.67%
Mezzanine / junior participation loans	343,187	14,438	4.21%	411,501	19,992	4.86%
Preferred equity investments	87,284	3,766	4.31%	90,388	2,740	3.03%
Securities	65,547	2,955	4.51%	19,177	474	2.47%
Other investments	56,141	2,660	4.74%	55,988	2,660	4.75%

Core interest-earning assets	1,603,849	79,715	4.97%	1,589,378	73,177	4.60%
Cash equivalents	78,245	284	0.36%	110,536	691	0.63%

Total interest-earning assets	$1,682,094	79,999	4.76%	$1,699,914	73,868	4.35%

Interest-bearing liabilities:
Warehouse lines	$58,323	2,773	4.75%	$8,561	3,633	42.44%
CDO	897,360	26,700	2.98%	1,035,325	35,863	3.46%
CLO	23,733	1,043	4.39%	—	—	—
Other non-recourse	63,402	2,543	4.01%	75,491	3,130	4.15%
Trust preferred	176,340	7,095	4.02%	175,858	8,925	5.08%
Securities financing	44,341	713	1.61%	5,924	101	1.71%

Total interest-bearing liabilities	$1,263,499	40,867	3.23%	$1,301,159	51,652	3.97%

Net interest income		$39,132			$22,216

(1)
Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        Interest income increased $6.1 million, or 8%, in 2012 as compared to 2011. This increase was primarily due to an 8% increase in the average yield on core interest-earning assets from 4.60% in 2011 to 4.97% in 2012, due to higher interest rates on our net originations.

        Interest expense decreased $10.8 million, or 21%, in 2012 as compared to 2011. The decrease was primarily due to a 19% decrease in the average cost of our interest-bearing liabilities from 3.97% for 2011 to 3.23% for 2012, primarily due to the maturity of certain of our interest rate swaps, resulting in a reduction of interest expense, as well as a $3.2 million non-cash charge recorded to interest expense in 2011 related to the amortization of a discount on a loan that was participated out to a subordinate lender. Interest expense also declined due to a 3% decrease in the average balance of these liabilities from $1.30 billion for 2011 to $1.26 billion for 2012. The average balance decline was primarily due to a reduction in our CDO debt due to runoff and amortization and the repurchase of CDO notes, net of the addition of new financing facilities.

Other Revenue

        Property operating income increased $6.1 million, or 28%, in 2012 as compared to 2011. Property operating income represents income from our multifamily and hotel property portfolios and increased in 2012 primarily due to the addition of two real estate owned assets, one in each portfolio, during the first quarter of 2011 as well as higher average occupancy in each portfolio. The new assets contributed $3.9 million of the increase as a result of 2012 including a full first quarter impact versus a partial first quarter in 2011.

        Other income increased $1.1 million in 2012 as compared to 2011, primarily due to $1.0 million of net interest income recorded on linked transactions classified as derivative instruments during 2012.

Other Expenses

        Employee compensation and benefits expense decreased $1.0 million, or 9%, in 2012 as compared to 2011. The results for 2011 include $0.4 million for stock-based compensation recorded for the issuance of restricted common stock to certain employees in 2011 and $0.3 million in higher compensation expense related to the restructuring of certain of our loans and investments.

        Selling and administrative expense increased $0.6 million, or 8%, in 2012 as compared to 2011, primarily due to a $1.0 million increase in professional fees and insurance. This increase was partially offset by a $0.5 million reduction in stock-based compensation recorded for the fully vested common stock to certain employees of our manager and members of the Board of Directors in 2012 as compared to 2011.

        Property operating expenses increased $5.8 million, or 29%, in 2012 as compared to 2011. The addition of two new real estate owned assets, as described in property operating income above, contributed $3.9 million of the increase as a result of 2012 including a full first quarter impact versus a partial first quarter in 2011. Operating expenses also increased as a result of customary maintenance performed at certain properties.

        Depreciation and amortization expense increased $0.7 million, or 14%, in 2012 as compared to 2011, primarily due to depreciation expense associated with the addition of the two real estate owned assets during the first quarter of 2011 as described above.

        Provision for loan losses (net of recoveries) totaled $22.9 million for 2012 and $38.5 million for 2011. During the year ended December 31, 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing eight impaired loans with an aggregate carrying value of $94.6 million was less than the net carrying value of the loans, resulting in us recording an additional $23.8 million provision for loan losses. We also recorded $0.9 million of net recoveries of previously recorded loan loss reserves in 2012, netting the provision to $22.9 million. During the year ended December 31, 2011, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing 11 impaired loans with an aggregate carrying value of $109.5 million was less than the net carrying value of the loans, resulting in us recording an additional $44.8 million provision for loan losses. We also recorded $6.3 million of net recoveries of previously recorded loan loss reserves in 2011, netting the provision to $38.5 million.

        Loss on sale and restructuring of loans was $5.7 million for the year ended December 31, 2011, which represents a loss of $4.7 million from the sale of a $30.0 million portion of a loan to a third party for $25.3 million, as well as $1.0 million loss from the execution of a forbearance agreement in the first quarter of 2011 for a loan modified in the second quarter of 2011.

        Management fees increased $1.7 million, or 20%, in 2012 as compared to 2011. These amounts represent compensation in the form of base management fees, on a cost reimbursement basis. The increase in management fees was due to an increase in allocable costs incurred by our manager in managing our business from 2011 to 2012.

        Gain on extinguishment of debt totaled $30.5 million for 2012 and $10.9 million for 2011. During the year ended December 31, 2012, we purchased, at a discount, $66.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $30.5 million. During the year ended December 31, 2011, we purchased, at a discount, $21.3 million of investment grade rated Class B, C, D, E and F notes originally issued by our three CDO issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $10.9 million.

        We recognized a loss from equity affiliates of $0.7 million in 2012 and income from equity affiliates of $3.7 million in 2011. The income recorded in 2011 is primarily due to a $3.9 million gain recognized on the sale of an interest in a property held by one of our equity affiliates.

Benefit from Income Taxes

        We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements. As of December 31, 2012 and 2011, we were in compliance with all REIT requirements and, therefore, have not recorded a provision for income taxes on our REIT—taxable income for the years ended December 31, 2012 and 2011. The tax benefit recognized in 2012 primarily reflects a refund received in 2012 for federal income taxes paid by a taxable REIT subsidiary in a prior year.

Income (Loss) from Discontinued Operations

        We recorded income from discontinued operations of $5.0 million in 2012 primarily from gains recognized on the sale of two properties totaling $4.0 million. In addition, we recognized $1.2 million of income related to the reversal of accrued liabilities that were not incurred in connection with the surrender of a property to the first mortgage lender in full satisfaction of the mortgage note payable.

        We recorded a loss from discontinued operations of $3.0 million in 2011 primarily due to the recognition of a $1.5 million impairment loss on a held-for-sale property and $1.5 million of net losses related to the operations of four properties. The impairment loss was based on an analysis of indicators of value from market participants.

Liquidity and Capital Resources

Sources of Liquidity

        Liquidity is a measurement of the ability to meet potential cash requirements. Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs. Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from our operations. Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common, convertible and/or preferred equity securities. Our debt facilities include the issuance of floating rate notes resulting from our CDOs and our new CLOs, the issuance of junior subordinated notes and borrowings under repurchase agreements, warehousing facilities and a line of credit. Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from other investments reduced by expenses, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

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

        While we have been successful in obtaining proceeds from equity offerings and from certain financing facilities in 2012 and 2013, including our new CLOs, current conditions in the capital and credit markets have and may continue to make certain forms of financing less attractive and, in certain cases, less available. Therefore we will continue to rely, in part, on cash flows provided by operating and investing activities for working capital.

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

Cash Flows

        Our cash flows from operating activities increased by $2.4 million for the year ended December 31, 2013 compared to 2012, primarily due to a $9.1 million increase in net income adjusted for noncash expenses, gains and losses, net of a $7.1 million decrease in cash due to the change in other assets.

        Cash flows from investing activities decreased by $153.5 million for the year ended December 31, 2013 compared to 2012, primarily due to a $332.3 million increase in the origination of loans, a $26.4 million decrease in the sale of real estate held-for-sale, and a $13.5 million decrease in the proceeds from the sale of a loan, net of a $193.1 million increase in payoffs and paydowns, a $22.7 million decrease in the purchase of investments, net of principal collections, and a $2.4 million redemption of investment in preferred shares, as compared to the twelve months of 2012.

        Cash flows from financing activities increased by $208.4 million for the year ended December 31, 2013 compared to 2012. We received net proceeds of $197.0 million from our common and preferred stock offerings, an increase of $160.4 million over the same period in 2012. Our second CLO, closed in the first quarter of 2013, resulted in additional proceeds of $89.5 million over our fist CLO that closed in the third quarter of 2012. Proceeds from repurchase agreements and credit facilities increased by $72.2 million and net receipts on financial instruments underlying linked transactions increased $20.5 million and net receipts on swaps and margin calls to counterparties increased $5.6 million. Amounts in 2012 also included a $20.8 million repayment of a mortgage note payable. These positive changes to cash flows from financing activities were partially offset by an increase in the use of restricted cash of $36.3 million, an increase in the repayment of repurchase agreements and credit facilities of $97.1 million, an increase in dividends paid on our common stock of $13.3 million, increased amortization of our CDO vehicles by $8.2 million and payment of dividends on our preferred stock of $4.0 million.

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

Debt Facilities

        We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments. The following is a summary of our debt facilities as of December 31, 2013:

	December 31, 2013
Debt Facilities	Commitment	Debt Carrying Value	Available	Maturity Dates
Repurchase agreements and credit facilities	$244,922,553	$159,125,023	$85,797,530	2014 - 2015
Collateralized debt obligations(1)	639,622,981	639,622,981	—	2014 - 2015
Collateralized loan obligations(1)	264,500,000	264,500,000	—	2016 - 2017
Junior subordinated notes(2)	159,291,427	159,291,427	—	2034 - 2037
Notes payable	2,500,000	2,500,000	—	2014 - 2018

	$1,310,836,961	$1,225,039,431	$85,797,530

(1)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2013.

(2)
Represents a total face amount of $175.9 million less a total deferred amount of $16.6 million.

        These debt facilities are described in further detail in Note 7 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof. London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.

Repurchase Agreements and Credit Facilities

        Repurchase Agreements.    We utilize repurchase agreements to finance the purchase of RMBS investments. At December 31, 2013, we have two repurchase agreements which have outstanding debt balances totaling $26.9 million.

        The first repurchase agreement has an outstanding debt balance of $12.5 million at December 31, 2013. This facility generally finances between 60% and 90% of the value of each non-linked and linked RMBS investment, has a rolling monthly term, and bears interest at a rate of 125 to 200 basis points over LIBOR. This facility also includes a minimum net worth covenant of $100.0 million. The second repurchase agreement has an outstanding debt balance of $14.4 million at December 31, 2013. This facility generally finances between 75% and 90% of the value of each non-linked and linked RMBS investment, has a rolling monthly term, and bears interest at a rate of 165 to 185 basis points over LIBOR.

        Warehouse Facilities.    We utilize warehouse facilities to finance first mortgage loans on multifamily properties. At December 31, 2013, we have three warehouse facilities with outstanding debt balances totaling $112.2 million. These facilities generally have a maximum advance rate of 70% to 75%, depending on the type of property. Our warehouse facilities are described below.

        In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. In January 2013, we amended the facility, increasing the committed amount to $75.0 million. In April 2013, the facility was amended to bear interest at a rate of 225 basis points over LIBOR, which was originally 275 basis points over LIBOR, require a 0.25% commitment fee, which was originally 1.0%, upon closing, matures in April 2015 with a one year extension option on outstanding advances that requires two 5% paydowns and has warehousing and non-use fees. The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth, which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. The facility also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates. At December 31, 2013, the outstanding balance of this facility was $33.3 million.

        In February 2013, we entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, had an original maturity in February 2014 that was extended to May 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset. The facility also has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions. The facility includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2013, the outstanding balance of this facility was $30.8 million.

        In June 2013, we entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties. The facility bears interest at a rate of 200 basis points over LIBOR, matures in June 2014, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset. The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio. At December 31, 2013, the outstanding balance of this facility was $15.1 million.

        In December 2013, we entered into a $33.0 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bears interest at a rate of 225 basis points over LIBOR which increases to 250 basis points over LIBOR in February 2014, requires up to a 45 basis point commitment fee and matures in November 2015 with a one year extension option. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2013, the outstanding balance of this facility was $33.0 million.

        Line of Credit.    In May 2012, we entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by our CDO entities that have been repurchased by us. This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line. The facility also includes a debt service coverage ratio requirement for the posting of collateral. In January 2013, we amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment. The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee. In May 2013, we extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed. If not extended in May 2014, there will be a $0.1 million fee. At December 31, 2013, the outstanding balance of this facility was $20.0 million.

CDOs

        We completed the formation of three separate CDO entities since 2005 by issuing to third party investors, tranches of investment grade CDOs through newly-formed wholly-owned subsidiaries. The issuers hold assets, consisting primarily of real-estate related assets and cash, which serve as collateral for the CDOs. The assets pledged as collateral for the CDOs were contributed from our portfolio of assets. By contributing these real estate assets to the various CDOs, these transactions resulted in a decreased cost of funds relating to the corresponding CDO assets and created capacity in our debt facilities.

        The issuers issued tranches of investment grade floating-rate notes of approximately $305.0 million, $356.0 million and $447.5 million for CDO I, CDO II and CDO III, respectively. CDO III also has a $100.0 million revolving note, which was not drawn upon at the time of issuance. The revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The tranches were issued with floating rate coupons based on three-month LIBOR plus pricing of 0.44% - 0.77%. Proceeds from the sale of the investment grade tranches issued in CDO I, CDO II and CDO III of $267.0 million, $301.0 million and $317.1 million, respectively, were used to repay higher costing outstanding debt under our repurchase agreements and notes payable. The CDOs could be replenished with substitute collateral for loans that are repaid during the first four years for CDO I and the first five years for CDO II and CDO III, subject to certain customary provisions. Thereafter, the outstanding debt balance is reduced as loans are repaid. All three CDOs have reached their respective replenishment dates and thus proceeds from the repayment of assets, which serve as collateral for the CDOs, must be retained in its structure as restricted cash and therefore is not available to fund current cash needs. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed will be recorded as a reduction of the CDO liability. Our CDO vehicles are variable interest entities ("VIEs") for which we are the primary beneficiary and are consolidated in our Financial Statements.

        At December 31, 2013 and 2012, the aggregate weighted average note rate for our CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 2.18% and 1.87%, respectively. Excluding the effect of swaps, the weighted average note rate at December 31, 2013 and 2012 was 0.83% and 0.86%, respectively. Including certain fees and costs, the weighted average note rate was 3.26% and 2.77% at December 31, 2013 and 2012, respectively.

        The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	Year Ended December 31,
	2013		2012		2011
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain
B	$—	$—	$13,000,000	$4,615,000	$5,654,540	$2,086,799
C	—	—	3,329,509	1,200,182	7,005,291	3,502,815
D	—	—	13,350,000	5,819,066	2,433,912	1,428,950
E	—	—	13,765,276	6,445,033	2,291,855	1,403,761
F	—	—	9,708,556	5,048,417	3,918,343	2,455,892
G	—	—	8,672,039	4,777,138	—	—
H	9,935,088	4,930,772	4,403,771	2,554,187	—	—

Total	$9,935,088	$4,930,772	$66,229,151	$30,459,023	$21,303,941	$10,878,217

        In 2010, we re-issued our own CDO bonds we had acquired during 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes. The transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $20.1 million remains at December 31, 2013.

        The following table outlines borrowings and the corresponding collateral under our CDOs as of December 31, 2013:

			Collateral
	Debt		Loans		Securities			Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value	Restricted Cash(2)	Collateral At-Risk(3)
CDO I	$126,753,077	$132,399,560	$284,758,473	$237,194,618	$—	$—	$—	$79,986	$179,466,954
CDO II	196,046,587	201,847,417	362,150,693	312,859,875	—	—	—	1,719,760	187,213,841
CDO III	296,754,194	305,376,004	395,783,494	365,236,505	—	—	—	23,607,813	240,503,823

Total CDOs	$619,553,858	$639,622,981	$1,042,692,660	$915,290,998	$—	$—	$—	$25,407,559	$607,184,618

CDO I—Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.12%.

CDO II—Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.74%.

CDO III—Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.75%.

(1)
Amounts include loans to real estate assets consolidated by us that were reclassified to real estate owned and held-for-sale, net on the Consolidated Financial Statements.

(2)
Represents restricted cash held for principal repayments in the CDOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

(3)
Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be "credit risk." Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager's reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

CLOs

        The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2013:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash(1)	Collateral At-Risk(2)
CLO I	$87,500,000	$87,500,000	$114,414,154	$113,940,857	$10,672,496	$—
CLO II	177,000,000	177,000,000	255,016,564	253,989,391	4,621,675	—

Total CLOs	$264,500,000	$264,500,000	$369,430,718	$367,930,248	$15,294,171	$—

CLO I—Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.61%.

CLO II—Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.56%.

(1)
Represents restricted cash held for principal repayments in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

(2)
Amounts represent the face value of collateral in default, as defined by the CLO indenture, as well as assets deemed to be "credit risk." Credit risk assets are reported by each of the CLOs and are generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

        In September 2012, we completed our first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2012-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2012-1, LLC. Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the Indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The aggregate principal amounts of the two classes of notes were $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of $37.6 million. The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on November 15, 2012, to and including October 15, 2022, the stated maturity date of the notes.

        In January 2013, we completed our second CLO, issuing to third party investors two tranches of investment grade CLOs through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2013-1, LLC. As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO. Subsequently, the issuer owns loan obligations with a face value of approximately $260.0 million. The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of approximately $83.0 million. The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, through February 15, 2023, the stated maturity date of the notes.

        Our CLO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The two investment grade tranches are treated as a secured financing, and are non-recourse to us.

        At December 31, 2013 and 2012, the aggregate weighted average note rate for our CLOs was 2.91% and 3.65%, respectively. Including certain fees and costs, the weighted average note rate was 3.49% and 4.33% at December 31, 2013 and 2012, respectively.

Junior Subordinated Notes

        At December 31, 2013, the aggregate carrying value of borrowings under our junior subordinated notes was $159.3 million, which is net of a deferred amount of $16.6 million being amortized into interest expense over the life of the notes, with a current weighted average pay rate of 3.01%, however, based upon the accounting treatment for a prior year restructuring, the effective rate was 3.06%. See Note 7 of the "Notes to the Consolidated Financial Statements" set forth in Item 8 hereof for a further description of this transaction.

        The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

Notes Payable

        At December 31, 2013, notes payable consisted of three junior loan participations with an aggregate outstanding balance of $2.5 million.

        We had a $50.2 million note payable after receiving cash related to a transaction with Lightstone to exchange our profits interest in Prime Outlets Member, LLC for operating partnership units in Lightstone. The note balance was secured by our investment in the common and preferred operating partnership units in Lightstone. In September 2013, the outstanding balance of our portion of the note was paid off upon the redemption of the preferred operating partnership units in Lightstone. In addition, during the fourth quarter of 2013, the operating agreement of the entity that held the remaining portion of the note payable was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated.

Mortgage Note Payable—Real Estate Owned and Held-For-Sale

        During 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by our Multifamily Portfolio. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option, subject to certain conditions. In September 2013, one of the properties in the Multifamily Portfolio was classified as held-for-sale and thus $11.0 million of the first lien mortgage was classified as held-for-sale and the balance of $42.7 million remained classified as real estate owned at December 31, 2013.

Restrictive Covenants

        Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. We were in compliance with all financial covenants and restrictions at December 31, 2013.

        Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests. Our CDOs and CLOs were in compliance with all such covenants as of December 31, 2013 as well as on the most recent determination date in January 2014. In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs. However, we may not have sufficient liquidity available to do so at such time.

        The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination dates in January 2014:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II
Overcollateralization(1)
Current	167.15%	137.87%	107.80%	142.96%	146.89%
Limit	145.00%	127.30%	105.60%	137.86%	144.25%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
Interest Coverage(2)
Current	547.23%	430.96%	779.18%	289.34%	325.74%
Limit	160.00%	147.30%	105.60%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II
January 2014	167.15%	137.87%	107.80%	142.96%	146.89%
October 2013	166.88%	133.77%	106.64%	142.96%	146.89%
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%
April 2013	174.76%	138.97%	106.56%	142.96%	146.89%
January 2013	172.73%	138.89%	105.90%	142.96%	—

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

Contractual Commitments

        As of December 31, 2013, we had the following material contractual obligations (dollars in thousands):

	Payments Due by Period(1)
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Repurchase agreements and credit facilities	$92,824	$66,301	$—	$—	$—	$—	$159,125
Collateralized debt obligations(2)	338,102	83,029	132,666	85,826	—	—	639,623
Collateralized loan obligations(3)	45,006	54,047	61,575	20,469	83,403	—	264,500
Junior subordinated notes(4)	—	—	—	—	—	175,858	175,858
Notes payable	1,750	—	—	—	750	—	2,500
Mortgage note payable—real estate owned and held-for-sale	53,751	—	—	—	—	—	53,751
Outstanding unfunded commitments(5)	3,477	1,999	319	—	—	24	5,819

Totals	$534,910	$205,376	$194,560	$106,295	$84,153	$175,882	$1,301,176

(1)
Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $29.2 million in 2014, $18.9 million in 2015, $13.3 million in 2016, $8.7 million in 2017, $7.5 million in 2018 and $85.6 million thereafter based on current LIBOR rates.

(2)
Comprised of $132.4 million of CDO I debt, $201.8 million of CDO II debt and $305.4 million of CDO III debt with a weighted average contractual maturity of 0.86, 1.21and 1.39 years, respectively, as of December 31, 2013. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $20.1 million at December 31, 2013.

(3)
Represents $87.5 million of CLO I debt and $177.0 million of CLO II debt with a weighted average contractual maturity of 2.06 and 3.02 years, respectively, as of December 31, 2013.

(4)
Represents the face amount due upon maturity. The carrying value is $159.3 million, which is net of a deferred amount of $16.6 million at December 31, 2013.

(5)
In accordance with certain loans and investments, we have outstanding unfunded commitments of $5.8 million as of December 31, 2013, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $5.8 million outstanding balance at December 31, 2013, our restricted cash balance contained approximately $5.8 million available to fund the portion of the unfunded commitments for loans financed by our CDO vehicles.

Off-Balance-Sheet Arrangements

        At December 31, 2013, we did not have any off-balance-sheet arrangements.

Management Agreement

        We, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and we pay ACM a base management fee and under certain circumstances, an annual incentive fee.

        The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. The 2013 base management fee was $10.9 million. All origination fees on investments are retained by us.

        We incurred $10.9 million, $10.0 million and $8.3 million of base management fees for services rendered in 2013, 2012 and 2011, respectively.

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

        The management agreement also allows us to consider, from time to time, the payment of additional "success-based" fees to ACM for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice. No success-based payments were made for the years ended December 31, 2013, 2012 and 2011.

        The incentive fee is measured on an annual basis. However, when applicable, we will pay the annual incentive fee in quarterly installments, each within 60 days of the end of each fiscal quarter. The calculation of each installment is based on results for the twelve months ending on the last day of the fiscal quarter for which the installment is payable. These installments of the annual incentive fee are deemed to be an advance subject to potential reconciliation at the end of such fiscal year, and any overpayments are required to be repaid in accordance with the amended management agreement. Subject to the ownership limitations in our charter, at least 25% of this incentive fee is payable to our manager in shares of our common stock having a value equal to the average closing price per share for the last twenty days of the fiscal quarter for which the incentive fee is being paid. For the years ended December 31, 2013, 2012 and 2011, ACM did not earn an incentive management fee.

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

Related Party Transactions

        Due from related party was approximately $0.1 million at both December 31, 2013 and 2012 and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

        Due to related party was $2.8 million and $3.1 million at December 31, 2013 and December 31, 2012, respectively, and consisted primarily of base management fees due to ACM that were remitted by us in the following quarter.

        In October 2013, we purchased, at par, a $3.0 million mezzanine loan from ACM who originated the loan in September 2013 to a third party entity. The loan has a fixed interest rate of 13.00% and a maturity date of October 2018. Interest income recorded from this loan was approximately $0.1 million for the year ended December 31, 2013.

        In June 2013, our board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our manager involving the acquisition of our manager's Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business. Although there have been preliminary discussions between the Special Committee and representatives of our manager, we cannot provide any assurance regarding the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing, or whether any transaction between us and our manager will occur at all. Also, in connection with evaluating a potential transaction with our manager, the Special Committee has engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees to date.

        In April 2013, we originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity. The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013. In November 2013, we originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%. Interest income recorded from these loans totaled approximately $3.1 million for the year ended December 31, 2013.

        In April 2013, we also purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired a property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction. Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan. The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options. Interest income recorded from this loan totaled approximately $0.2 million for the year ended December 31, 2013.

        In January 2013, we originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on our Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity. Mr. Green also provided a $0.4 million personal guaranty on the bridge loan. The loan bears interest at a rate of one-month LIBOR plus 6.00% and has a maturity date of January 2015. Interest income recorded from this loan totaled approximately $0.5 million for the year ended December 31, 2013.

        In December 2012, ACM acquired a multifamily property in Detroit, Michigan and simultaneously sold the property to a third party, who received a $30.0 million bridge loan from us. ACM retained a $6.0 million preferred equity interest in the entity. The loan to us bears interest at a rate of one-month LIBOR plus 5.00% with a LIBOR cap of 1.00% and has a maturity date of November 2014 with three one year extension options. Interest income recorded from this loan totaled approximately $1.6 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

        In September 2012, we purchased, at par, a $5.1 million bridge loan from ACM. The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from ACM. The loan bears interest at a rate of one-month LIBOR plus 5.50% with a LIBOR floor of 0.24% and has a maturity date of May 2015. Interest income recorded from this loan totaled approximately $0.3 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

        In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber, the Company's executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. Interest income recorded from the preferred equity investment totaled approximately $1.1 million, $1.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The new preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020. We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity. During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero. We record this investment under the equity method of accounting. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest. Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest. We have provided limited ("bad boy") guarantees for certain debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2013, this debt had an aggregate outstanding balance of $703.6 million and is scheduled to mature between 2017 and 2023.

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

        During the second quarter of 2011, we originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million, of which, one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM, our manager. The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio. The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013. Interest income recorded from this loan totaled approximately $0.1 million, $1.7 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        During the first quarter of 2011, we originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM, our manager, or its affiliate. Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of December 31, 2013 and were secured by the same property. The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012. The fourth was a $4.0 million bridge loan with an original maturity date in April 2013 which was extended to March 2014 and an interest rate of one-month LIBOR plus 6.00%. Interest income recorded from these loans totaled approximately $1.8 million, $1.9 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager. In addition, Mr. Kaufman and his affiliated entities (the "Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of our employees and directors, also hold an ownership interest in ACM. Furthermore, one of our former directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager. ACM currently holds approximately 5.3 million of our common shares, representing approximately 11% of the voting power of our outstanding stock as of December 31, 2013. Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of our common stock as stated in our charter as amended. In May 2012, our charter was amended to lower each of the general aggregate stock ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by our Board of Directors.

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

Loans, Investments and Securities

        At the time of purchase, we designate a security as available-for-sale, held-to-maturity, or trading depending on our ability and intent to hold it to maturity. We do not have any securities designated as held-to-maturity or trading as of December 31, 2013. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

        Securities that are purchased at a discount and that are not of high credit quality at the time of purchase are accounted for as debt securities acquired with deteriorated credit quality. Interest income on these securities is recognized using the effective interest method based on our estimates of expected cash flows to be received, which include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses, which are reviewed on an ongoing basis.

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

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. We will analyze these interest reserves on a periodic basis and determine if any additional interest reserves are needed. Recognition of income on loans with funded interest reserves are accounted for in the same manner as loans without funded interest reserves. We will not recognize any interest income on loans in which the borrower has failed to make the contractual interest payment due or has not replenished the interest reserve account. As of December 31, 2013, we had total interest reserves of $11.7 million on 48 loans with an aggregate unpaid principal balance of $598.6 million and had two non-performing loans with an aggregate unpaid principal balance of $4.7 million with a funded interest reserve of $0.1 million. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

        Additionally, interest income is recorded when earned from equity participation interests, referred to as equity kickers. These equity kickers have the potential to generate additional revenues to us as a result of excess cash flow distributions and/or as appreciated properties are sold or refinanced.

        Property operating income—Property operating income represents income associated with the operation of commercial real estate properties classified as real estate owned. We recognize revenue for these activities when the fees are fixed or determinable, or are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

        Other income, net—Other income, net represents net interest income and gains and losses recorded on our linked transactions, as well as loan structuring, defeasance, and miscellaneous asset management fees associated with our loans and investments portfolio. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Stock-Based Compensation

        We have granted certain of our employees, directors, and employees of ACM, stock awards consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees. Such amounts are expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our Consolidated Statements of Operations under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income that is distributed to its stockholders, provided that at least 90% of its taxable income is distributed and provided that certain other requirements are met. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at our election.

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

        During the year ended December 31, 2013, seven basis swaps matured with a combined notional value of approximately $499.4 million and two interest rate caps matured with a combined notional value of approximately $79.3 million. In addition, the notional value on a basis swap decreased by approximately $92.6 million pursuant to the contractual terms of the respective swap agreement and the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement. During the year ended December 31, 2012, one basis swap matured with a notional value of approximately $110.1 million, ten interest rate swaps matured with a combined notional value of approximately $196.4 million and one interest rate cap matured with a notional value of approximately $7.0 million. In addition, the notional value on four basis swaps decreased by approximately $140.4 million pursuant to the contractual terms of the respective swap agreements and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the respective swap agreement. Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item. The fair value of our qualifying hedge portfolio has increased by approximately $13.0 million from December 31, 2012 as a result of the maturities and the amortized notional value of swaps, combined with a change in the projected LIBOR rates and credit spreads of both parties. In certain circumstances, we may finance the purchase of RMBS investments through a repurchase agreement with the same counterparty which may qualify as a linked transaction. If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheets with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statements of Operations. The analysis of transactions under these rules requires management's judgment and experience. During the year ended December 31, 2013, we purchased nine RMBS investments and sold 11 RMBS investments which qualified as linked transactions. During the year ended December 31, 2012, we purchased 12 RMBS investments which qualified as linked transactions. The RMBS investments, net of their respective financing, had a total fair value at December 31, 2013 and 2012 of $6.4 million and $10.8 million, respectively, which is recorded in other assets on the Consolidated Balance Sheets.

        Because the valuations of our derivatives are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on our interest rate swaps, see "Interest Rate Risk" in "Quantitative and Qualitative Disclosures About Market Risk", set forth in Item 7A hereof.

Variable Interest Entities

        We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes, CDOs and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in our determination that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLOs and investments in debt securities were potential VIEs or variable interests in VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

        As of December 31, 2013, we have determined that we are not the primary beneficiary of 40 VIEs in which we have a variable interest. These VIEs had an aggregate carrying amount of $645.0 million and exposure to real estate debt of approximately $3.7 billion at December 31, 2013. For all other investments, we have determined they are not VIEs or variable interests in VIEs. As such, we have continued to account for these loans and investments as a loan or joint venture, as appropriate. A summary of our identified VIEs or variable interests in VIEs is presented in Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

        At December 31, 2013, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale securities and derivative financial instruments. The fair values of certain available-for-sale securities are approximated based on current market quotes received from active markets or financial sources that trade such securities. The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of certain available-for-sale debt securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs. The fair values of RMBS investments are approximated using Level 3 inputs that require significant judgments, and are used in internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities. The fair value of a CMBS security is estimated by us using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. In addition, fair values of interest rate swap derivatives are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions. These items are included in other assets and other liabilities on the Consolidated Balance Sheets. We incorporate credit valuation adjustments in the fair values of our derivative financial instruments to reflect counterparty nonperformance risk. The fair values of forward contract derivatives are approximated using Level 3 inputs in internally developed valuation models, which are compared to current non-binding market quotes for the underlying RMBS received from pricing services and financial sources that trade such investments.

        At December 31, 2013, we measured certain financial assets and financial liabilities at fair value on a nonrecurring basis. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. In addition, real estate investments held-for-sale are carried at the lower of cost or fair value, less costs to sell. Measurement of fair value requires significant judgments, which include assumptions regarding cash flows, capitalization rates, occupancy rates, availability of financing, exit plan, and other factors deemed necessary by management as well as discussions with active market participants.

Recently Issued Accounting Pronouncements

        In July 2013, the FASB issued updated guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of an uncertain tax position. This guidance is effective as of the first quarter of 2014 and we are currently evaluating the impact it may have on our Consolidated Financial Statements.

        In June 2013, the FASB issued updated guidance on the definition and measurement of investment companies. The guidance does not address the applicability of investment company accounting for real estate entities and thus does not have a material effect on our Consolidated Financial Statements.

        In February 2013, the FASB issued updated guidance on the disclosure of reclassification adjustments related to comprehensive income. The updated guidance requires us to disclose, either on the face of the financial statements or in the notes to the financial statements, the financial statement effects on earnings from items that are reclassified out of other comprehensive income, by component. This guidance was effective as of the first quarter of 2013 and its adoption did not have a material effect on our Consolidated Financial Statements.

        In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities that amends U.S. GAAP to conform more to the disclosure requirements of International Financial Reporting Standards ("IFRS"). Under the updated guidance, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued further guidance clarifying the scope of disclosures about offsetting assets and liabilities. The scope applies to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The guidance was effective as of the first quarter of 2013 and its adoption did not have a material effect on our Consolidated Financial Statements.

Non-GAAP Financial Measures

Funds from Operations

        We present funds from operations ("FFO") because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of real estate investment trusts (REITs). The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated properties and real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO. In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

        FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

        FFO for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to Arbor Realty Trust, Inc. common stockholders	$16,667,955	$21,500,888	$(40,311,713)
Subtract:
Gain on sale of real estate held-for-sale	—	(3,953,455)	—
Add:
Impairment loss on real estate owned and held-for-sale	1,000,000	—	1,450,000
Depreciation—real estate owned and held-for-sale(1)	7,250,601	5,904,089	5,951,525
Depreciation—investments in equity affiliates	90,396	90,396	331,544

FFO	$25,008,952	$23,541,918	$(32,578,644)

Diluted FFO per common share	$0.58	$0.87	$(1.30)

Diluted weighted average shares outstanding	42,835,144	27,211,287	24,968,894

(1)
Includes discontinued operations.

Adjusted Book Value per Common Share

        We believe that adjusted book value per share is an additional appropriate measure given the magnitude and the deferral structure of the 450 West 33rd Street transaction from 2007, as well as the significance of the unrealized gain and/or loss position of our qualifying derivative instruments. Adjusted book value per share currently reflects the future impact of the 450 West 33rd Street transaction, as well as the removal of the temporary nature of unrealized gains or losses as a component of equity from qualifying interest rate swaps on our financial position. Over time, as these qualifying interest rate swaps reach their maturity, the fair value of these swaps will return to their original par value. We consider this non-GAAP financial measure to be an effective indicator of our financial condition for both us and our investors. We do not advocate that investors consider this non-GAAP financial measure in isolation from, or as a substitute for, financial measures prepared in accordance with GAAP. In addition, GAAP book value per share and adjusted book value per share calculations do not take into account any dilution from the potential exercise of the warrants issued to Wachovia as part of the 2009 debt restructuring.

        GAAP book value per share and adjusted book value per share as of December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
GAAP Arbor Realty Trust, Inc. Stockholders' Equity	$437,596,282	$229,329,349	$171,126,405
Subtract: 8.25% Series A and 7.75% Series B cumulative redeemable preferred stock	(67,654,655)	—	—

GAAP Arbor Realty Trust, Inc. Common Stockholders' Equity	$369,941,627	$229,329,349	$171,126,405
Add: 450 West 33rd Street transaction—deferred revenue	77,123,133	77,123,133	77,123,133
Unrealized loss on derivative instruments	24,794,051	37,754,775	45,888,654
Subtract: 450 West 33rd Street transaction—prepaid management fee	(19,047,949)	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Common Stockholders' Equity	$452,810,862	$325,159,308	$275,090,243

Adjusted book value per common share	$9.22	$10.41	$11.32

GAAP book value per common share	$7.53	$7.34	$7.04

Common shares outstanding	49,136,308	31,249,225	24,298,140

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

        We have utilized interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

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

        One month LIBOR approximated 0.17% at December 31, 2013 and 0.21% at December 31, 2012.

        Based on our loans, securities available-for-sale and liabilities as of December 31, 2013 and 2012, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.2 million and $0.4 million, respectively. This is primarily due to a substantial portion of our portfolio having variable interest rates, partially offset by various interest rate floors that are in effect at a rate that is above a 0.25% increase in LIBOR which would limit the effect of a 0.25% increase, and increased expense on variable rate debt, partially offset by our interest rate swaps that effectively convert a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% increase. Based on the loans, securities available-for-sale and liabilities as of December 31, 2013 and 2012, and assuming the balances of these loans, securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.7 million and $0.9 million, respectively. This is primarily due to our interest rate swaps that effectively converted a portion of the variable rate LIBOR based debt, as it relates to certain fixed rate assets, to a fixed basis that is not subject to a 0.25% decrease, combined with various interest rate floors which limit the effect of a decrease on interest income and decreased expense on variable rate debt.

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

        We had one of these interest rate swap agreements outstanding that had a notional value of $11.6 million as of December 31, 2013 compared to eight of these interest rate swap agreements that had a combined notional value of $603.5 million as of December 31, 2012. The market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there were a 25 basis point increase in forward interest rates as of December 31, 2013 and 2012, respectively, the value of this interest rate swap would have decreased by approximately $0.1 million for both periods. If there were a 25 basis point decrease in forward interest rates as of

December 31, 2013 and 2012, the value of this interest rate swap would have increased by approximately $0.1 million for both periods.

        We also have interest rate swap agreements outstanding to hedge current and outstanding LIBOR based debt relating to certain fixed rate loans within our portfolio. We had 14 of these interest rate swap agreements outstanding that had a combined notional value of $297.5 million as of December 31, 2013 compared to 14 interest rate swap agreements outstanding that had a combined notional value of $312.2 million as of December 31, 2012. The fair market value of these interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If there had been a 25 basis point increase in forward interest rates as of December 31, 2013 and 2012, respectively, the fair market value of these interest rate swaps would have increased by approximately $1.6 million and $2.4 million, respectively. If there were a 25 basis point decrease in forward interest rates as of December 31, 2013 and 2012, respectively, the fair market value of these interest rate swaps would have decreased by approximately $1.6 million and $2.4 million, respectively.

        We had no LIBOR Caps as of December 31, 2013 compared to two LIBOR Caps with a combined notional value of $79.3 million as of December 2012. If there were a 25 basis point increase in forward interest rates as of December 31, 2012, the value of the LIBOR Caps would have increased by less than $0.1 million. If there were a 25 basis point decrease in forward interest rates as of December 31, 2012, the value of the LIBOR Caps would have decreased by less than $0.1 million.

        We also had eight forward contracts due to the classification of eight RMBS investments as linked transactions on a combined basis with the related repurchase financing, with a combined fair value of $6.4 million as of December 31, 2013 compared to 12 forward contracts due to the classification of 12 RMBS investments as linked transactions on a combined basis with the related repurchase financing, with a combined fair value of $10.8 million as of December 31, 2012. As of December 31, 2013 and 2012, assuming the balances of the securities and liabilities remain unchanged for the subsequent twelve months, a 0.25% increase in LIBOR would decrease our annual net income and cash flows by approximately $0.1 million for both periods, and a 0.25% decrease in LIBOR would increase our annual net income and cash flows by approximately $0.1 million for both periods.

        Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps. Due to the prolonged volatility in the financial markets that began in 2007, the values of these interest rate swaps have declined. As a result, at December 31, 2013 and 2012, we funded approximately $14.2 million and $20.0 million, respectively, in cash related to these swaps. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity the value of these contracts return to par and all cash will be recovered. If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 14, 2014

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$60,389,552	$29,188,889
Restricted cash (includes $54,051,439 and $41,537,212 from consolidated VIEs, respectively)	54,962,316	42,535,514
Loans and investments, net (includes $1,196,434,032 and $1,113,745,356 from consolidated VIEs, respectively)	1,523,699,653	1,325,667,053
Available-for-sale securities, at fair value (includes $0 and $1,100,000 from consolidated VIEs, respectively)	37,315,652	3,552,736
Securities held-to-maturity, net	—	42,986,980
Investments in equity affiliates	4,680,306	59,581,242
Real estate owned, net (includes $80,787,215 and $80,787,215 from consolidated VIEs, respectively)	111,718,177	124,148,199
Real estate held-for-sale, net	11,477,676	—
Due from related party (includes $91,988 and $0 from consolidated VIEs, respectively)	98,058	24,094
Prepaid management fee—related party	19,047,949	19,047,949
Other assets (includes $19,861,310 and $11,709,103 from consolidated VIEs, respectively)	54,083,143	55,148,624

Total assets	$1,877,472,482	$1,701,881,280

Liabilities and Equity:
Repurchase agreements and credit facilities	$159,125,023	$130,661,619
Collateralized debt obligations (includes $639,622,981 and $812,452,845 from consolidated VIEs, respectively)	639,622,981	812,452,845
Collateralized loan obligations (includes $264,500,000 and $87,500,000 from consolidated VIEs, respectively)	264,500,000	87,500,000
Junior subordinated notes to subsidiary trust issuing preferred securities	159,291,427	158,767,145
Notes payable	2,500,000	51,457,708
Mortgage note payable—real estate owned	42,745,650	53,751,004
Mortgage note payable—real estate held-for-sale	11,005,354	—
Due to related party	2,794,087	3,084,627
Due to borrowers (includes $0 and $1,320,943 from consolidated VIEs, respectively)	20,326,030	23,056,640
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $13,944,737 and $22,013,896 from consolidated VIEs, respectively)	60,842,515	72,765,437

Total liabilities	1,439,876,200	1,470,620,158

Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A cumulative redeemable preferred stock, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at December 31, 2013, no shares issued and outstanding at December 31, 2012; 7.75% Series B cumulative redeemable preferred stock, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at December 31, 2013, no shares issued and outstanding at December 31, 2012	67,654,655	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 51,787,075 shares issued, 49,136,308 shares outstanding at December 31, 2013 and 33,899,992 shares issued, 31,249,225 shares outstanding at December 31, 2012	517,870	339,000
Additional paid-in capital	623,993,245	493,211,222
Treasury stock, at cost—2,650,767 shares at December 31, 2013 and 2012	(17,100,916)	(17,100,916)
Accumulated deficit	(212,231,319)	(207,558,257)
Accumulated other comprehensive loss	(25,237,253)	(39,561,700)

Total Arbor Realty Trust, Inc. stockholders' equity	437,596,282	229,329,349

Noncontrolling interest in consolidated entity	—	1,931,773

Total equity	437,596,282	231,261,122

Total liabilities and equity	$1,877,472,482	$1,701,881,280

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011
Interest income	$99,031,623	$79,998,762	$73,867,556
Interest expense	42,065,151	40,866,832	51,651,933

Net interest income	56,966,472	39,131,930	22,215,623

Other revenue:
Property operating income	27,829,358	28,021,646	21,937,250
Other income, net	2,290,714	1,280,289	188,485

Total other revenue	30,120,072	29,301,935	22,125,735

Other expenses:
Employee compensation and benefits	12,042,332	10,173,572	11,195,663
Selling and administrative	10,603,247	7,882,914	7,325,801
Property operating expenses	24,568,369	25,958,586	20,122,864
Depreciation and amortization	6,668,381	5,327,493	4,789,911
Impairment loss on real estate owned	1,000,000	—	—
Provision for loan losses (net of recoveries)	4,287,652	22,946,396	38,542,888
Loss on sale and restructuring of loans	—	—	5,710,000
Management fee—related party	10,900,000	10,000,000	8,300,000

Total other expenses	70,069,981	82,288,961	95,987,127

Income (loss) from continuing operations before gain on extinguishment of debt, (loss) income from equity affiliates and benefit from income taxes	17,016,563	(13,855,096)	(51,645,769)
Gain on extinguishment of debt	4,930,772	30,459,023	10,878,218
(Loss) income from equity affiliates	(204,475)	(697,856)	3,671,386

Income (loss) before benefit from income taxes	21,742,860	15,906,071	(37,096,165)
Benefit from income taxes	—	801,558	—

Income (loss) from continuing operations	21,742,860	16,707,629	(37,096,165)

Impairment loss on real estate held-for-sale	—	—	(1,450,000)
Gain on sale of real estate held-for-sale	—	3,953,455	—
(Loss) income from operations of real estate held-for-sale	(444,123)	1,055,371	(1,549,892)

(Loss) income from discontinued operations	(444,123)	5,008,826	(2,999,892)

Net income (loss)	21,298,737	21,716,455	(40,096,057)

Preferred stock dividends	4,506,583	—	—
Net income attributable to noncontrolling interest	124,199	215,567	215,656

Net income (loss) attributable to Arbor Realty Trust, Inc. common stockholders	$16,667,955	$21,500,888	$(40,311,713)

Basic earnings (loss) per common share:
Income (loss) from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.40	$0.61	$(1.49)
(Loss) income from discontinued operations	(0.01)	0.19	(0.12)

Net income (loss) attributable to Arbor Realty Trust, Inc. common stockholders	$0.39	$0.80	$(1.61)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.40	$0.61	$(1.49)
(Loss) income from discontinued operations	(0.01)	0.18	(0.12)

Net income (loss) attributable to Arbor Realty Trust, Inc. common stockholders	$0.39	$0.79	$(1.61)

Weighted average number of shares of common stock outstanding:
Basic	42,399,872	26,956,938	24,968,894

Diluted	42,835,144	27,211,287	24,968,894

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss)	$21,298,737	$21,716,455	$(40,096,057)
Unrealized gain (loss) on securities available-for-sale, net	382,130	(723,632)	1,000,000
Net unrealized gain on securities transferred to available- for-sale from held-to-maturity	431,476	—	—
Reclassification of unrealized gain on securities available-for-sale realized into earnings	(100,000)	—	—
Unrealized loss on derivative financial instruments, net	(520,195)	(7,698,630)	(20,698,621)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	14,131,036	16,564,607	27,163,893

Comprehensive income (loss)	35,623,184	29,858,800	(32,630,785)

Less:
Preferred stock dividends	4,506,583	—	—
Comprehensive income attributable to noncontrolling interest	124,199	215,567	215,656

Comprehensive income (loss) attributable to Arbor Realty Trust, Inc. common stockholders	$30,992,402	$29,643,233	$(32,846,441)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Balance-December 31, 2010	—	$—	25,756,810	$257,568	$450,686,382	(980,597)	$(10,669,585)	$(180,689,667)	$(55,169,317)	$204,415,381	$1,999,862	$206,415,243
Issuance of common stock for management fee			666,927	6,669	3,968,213					3,974,882		3,974,882
Purchase of treasury stock						(1,500,000)	(5,746,567)			(5,746,567)		(5,746,567)
Stock-based compensation			355,000	3,550	1,340,100					1,343,650		1,343,650
Distributions—preferred stock of private REIT								(14,500)		(14,500)		(14,500)
Net (loss) income								(40,311,713)		(40,311,713)	215,656	(40,096,057)
Distribution to non-controlling interest											(281,390)	(281,390)
Unrealized gain on securities available-for-sale									1,000,000	1,000,000		1,000,000
Unrealized loss on derivative financial instruments									(20,698,621)	(20,698,621)		(20,698,621)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									27,163,893	27,163,893		27,163,893

Balance-December 31, 2011	—	$—	26,778,737	$267,787	$455,994,695	(2,480,597)	$(16,416,152)	$(221,015,880)	$(47,704,045)	$171,126,405	$1,934,128	$173,060,533
Issuance of common stock			7,000,000	70,000	36,575,500					36,645,500		36,645,500
Purchase of treasury stock						(170,170)	(684,764)			(684,764)		(684,764)
Stock-based compensation			121,255	1,213	641,027					642,240		642,240
Distributions—common stock								(8,031,029)		(8,031,029)		(8,031,029)
Distributions—preferred stock of private REIT								(12,236)		(12,236)		(12,236)
Net income								21,500,888		21,500,888	215,567	21,716,455
Distribution to non-controlling interest											(217,922)	(217,922)
Unrealized loss on securities available-for-sale									(723,632)	(723,632)		(723,632)
Unrealized loss on derivative financial instruments, net									(7,698,630)	(7,698,630)		(7,698,630)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									16,564,607	16,564,607		16,564,607

Balance-December 31, 2012	—	$—	33,899,992	$339,000	$493,211,222	(2,650,767)	$(17,100,916)	$(207,558,257)	$(39,561,700)	$229,329,349	$1,931,773	$231,261,122
Issuance of common stock			17,625,000	176,250	129,184,501					129,360,751		129,360,751
Issuance of 8.25% Series A preferred stock	1,551,500	37,315,694								37,315,694		37,315,694
Issuance of 7.75% Series B preferred stock	1,260,000	30,338,961								30,338,961		30,338,961
Stock-based compensation			262,750	2,627	1,597,515					1,600,142		1,600,142
Forfeiture of unvested restricted stock			(667)	(7)	7					—		—
Distributions—common stock								(21,326,517)		(21,326,517)		(21,326,517)
Distributions—preferred stock								(4,506,583)		(4,506,583)		(4,506,583)
Distributions—preferred stock of private REIT								(14,500)		(14,500)		(14,500)
Net income								21,174,538		21,174,538	124,199	21,298,737
Decrease in non-controlling interest											(2,055,972)	(2,055,972)
Unrealized gain on securities available-for-sale, net									382,130	382,130		382,130
Net unrealized gain on securities transferred to available-for-sale from held-to-maturity									431,476	431,476		431,476
Reclassification of unrealized gain on securities available-for-sale realized into earnings									(100,000)	(100,000)		(100,000)
Unrealized loss on derivative financial instruments, net									(520,195)	(520,195)		(520,195)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									14,131,036	14,131,036		14,131,036

Balance-December 31, 2013	2,811,500	$67,654,655	51,787,075	$517,870	$623,993,245	(2,650,767)	$(17,100,916)	$(212,231,319)	$(25,237,253)	$437,596,282	$—	$437,596,282

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$21,298,737	$21,716,455	$(40,096,057)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	7,250,601	5,904,089	5,951,525
Stock-based compensation	1,600,142	578,190	1,407,700
Gain on sale of securities	(1,100,000)	—	—
Gain on sale of real estate held-for-sale	—	(3,953,455)	—
Reversal of liabilities related to discontinued operations	—	(1,175,120)	—
Impairment loss on real estate owned	1,000,000	—	—
Impairment loss on real estate held-for-sale	—	—	1,450,000
Gain on extinguishment of debt	(4,930,772)	(30,459,023)	(10,878,218)
Provision for loan losses (net of recoveries)	4,287,652	22,946,396	38,542,888
Loss on sale and restructuring of loans	—	—	4,710,000
Amortization and accretion of interest, fees and intangible asset, net	(3,127,093)	1,634,410	10,167,955
Change in fair value of non-qualifying swaps and linked transactions	1,798,161	1,334,189	(246,284)
Loss (income) from equity affiliates	204,475	697,856	(3,671,386)
Changes in operating assets and liabilities:
Other assets	(6,282,439)	835,678	(964,199)
Distributions of operations from equity affiliates	114,277	97,863	96,991
Other liabilities	685,682	(1,633,474)	3,324,496
Change in restricted cash	87,425	970,235	576,447
Due to/from related party	(364,504)	671,762	(10,761,480)

Net cash provided by / (used in) operating activities	$22,522,344	$20,166,051	$(389,622)

Investing activities:
Loans and investments funded, originated and purchased, net	(594,127,146)	(261,875,190)	(219,608,438)
Payoffs and paydowns of loans and investments	378,738,674	185,675,195	157,753,440
Proceeds from sale of loans	4,424,097	17,945,000	45,590,400
Due to borrowers and reserves	(585,143)	(505,093)	(1,397,413)
Change in restricted cash	—	—	(1,050,000)
Deferred fees	5,305,848	3,062,425	2,860,067
Purchases of securities, net	(29,024,327)	(69,041,570)	(36,464,628)
Principal collection on securities, net	38,614,122	55,895,146	6,515,800
Investment in real estate, net	(8,004,139)	(4,206,576)	(1,388,695)
Proceeds from sale of available-for-sale security	2,100,000	—	—
Redemption of investment in preferred shares, net	2,418,528	—	—
Proceeds from investments in real estate, net	—	—	1,497,278
Proceeds from sale of real estate, net	—	26,443,882	1,600,000
Contributions to equity affiliates	—	(257,505)	(793,500)
Distributions from equity affiliates	62,500	330,608	4,536,716

Net cash used in investing activities	$(200,076,986)	$(46,533,678)	$(40,348,973)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	235,145,560	162,922,840	110,763,000
Payoffs and paydowns of repurchase agreements, loan participations and credit facilities	(205,482,156)	(108,366,221)	(4,848,997)
Payoff and paydown of mortgage notes payable	—	(20,750,000)	(1,600,000)
Proceeds from collateralized debt obligations	—	—	7,800,000
Proceeds from collateralized loan obligations	177,000,000	87,500,000	—
Payoffs and paydowns of collateralized debt obligations	(167,154,040)	(158,956,432)	(64,413,892)
Change in restricted cash	(12,514,227)	23,820,781	(45,425,223)
Payments on financial instruments underlying linked transactions	(165,385,926)	(91,346,499)	—
Receipts on financial instruments underlying linked transactions	175,181,262	80,645,124	—
Payments on swaps and margin calls to counterparties	(75,139,934)	(61,541,697)	(15,930,000)
Receipts on swaps and margin calls to counterparties	80,653,523	61,478,418	15,280,000
Purchases of treasury stock	—	(684,764)	(5,746,567)
Distributions paid to noncontrolling interest	(175,559)	(217,922)	(281,390)
Proceeds from issuance of common stock	134,176,328	39,200,000	—
Expenses paid on issuance of common stock	(4,788,877)	(2,520,616)	—
Proceeds from issuance of preferred stock	70,287,500	—	—
Expenses paid on issuance of preferred stock	(2,632,845)	—	—
Distributions paid on common stock	(21,326,517)	(8,031,029)	—
Distributions paid on preferred stock	(4,036,481)	—	—
Distributions paid on preferred stock of private REIT	(14,500)	(12,236)	(14,500)
Payment of deferred financing costs	(5,037,806)	(2,819,710)	(731,921)

Net cash provided by / (used in) financing activities	$208,755,305	$320,037	$(5,149,490)

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2013	2012	2011
Net increase (decrease) in cash and cash equivalents	$31,200,663	$(26,047,590)	$(45,888,085)
Cash and cash equivalents at beginning of period	29,188,889	55,236,479	101,124,564

Cash and cash equivalents at end of period	$60,389,552	$29,188,889	$55,236,479

Supplemental cash flow information:
Cash used to pay interest	$46,717,669	$38,566,933	$41,559,813

Cash used for taxes	$462,356	$1,159,076	$161,185

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$—	$—

Distributions accrued on 7.75% Series B preferred stock	$203,438	$—	$—

Accrued and unpaid expenses on common stock offerings	$26,700	$—	$—

Accrued and unpaid expenses on CLO offerings	$500,000	$—	$—

Investment transferred to real estate held-for-sale, net	$11,540,649	$—	$—

Mortgage note payable—real estate owned transferred to held-for-sale	$11,005,354	$—	$—

Transfer of held to maturity securities, net to available for sale, net	$34,049,310	$—	$—

Satisfaction of notes payable from real estate partnership	$33,438,472	$—	$—

Redemption of preferred investment from real estate partnership	$33,438,472	$—	$—

Deconsolidation of assets from real estate partnership	$18,662,363	$—	$—

Deconsolidation of liabilities from real estate partnership	$16,781,950	$—	$—

Deconsolidation of noncontrolling interest from real estate partnership	$1,880,413	$—	$—

Loan converted to other assets	$6,000,000	$—	$—

Transfer of real estate held-for-sale to first lien holder	$—	$41,440,000	$—

Release of mortgage note payable held-for-sale	$—	$41,440,000	$—

Satisfaction of participation loans	$—	$34,000,000	$—

Retirement of participation liabilities	$—	$34,000,000	$—

Loans converted to real estate owned, net	$—	$—	$83,099,540

Investment in real estate, net	$—	$—	$55,351,004

Assumption of mortgage notes payable—real estate owned	$—	$—	$55,351,004

Issuance of common stock for management incentive fee	$—	$—	$3,974,882

Investment transferred to real estate held-for-sale, net	$—	$—	$22,094,412

Acquisition of tangible asset through restructure of loan	$—	$—	$1,885,284

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1—Description of Business

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

        The Company's charter provides for the issuance of up to 500 million shares of common stock, with a par value of $0.01 per share, and 100 million shares of preferred stock, with a par value of $0.01 per share. The Company was initially capitalized through the sale of 67 shares of common stock for $1,005.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities ("VIEs") of which the Company is the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Current accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its three collateralized debt obligation ("CDO") and two collateralized loan obligation ("CLO") subsidiaries on its Consolidated Balance Sheets. Entities in which the Company owns a voting interest of 20 percent to 50 percent are accounted for primarily under the equity method. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

        The preparation of consolidated financial statements in conformity with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™, the authoritative reference for accounting principles generally acceptable in the United States ("GAAP"), requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Further, in connection with preparation of the Consolidated Financial Statements, the Company evaluated events subsequent to the balance sheet date of December 31, 2013 through the issuance of the Consolidated Financial Statements.

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

Restricted Cash

        Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for the Company's CDOs which will be used for principal repayments, unfunded loan commitments and interest payments received from loans. All three of the CDOs have reached their replenishment dates and principal repayments are remitted quarterly to the bond holders and the Company in the month following the quarter. See Note 7—"Debt Obligations." Restricted cash is also held by the Company's CLOs which will be used to purchase underlying assets as well as by the Company's real estate owned assets due to escrow requirements.

Loans, Investments and Securities

        At the time of purchase, the Company designates a security as available-for-sale, held-to-maturity, or trading depending on the Company's ability and intent to hold it to maturity. The Company does

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

not have any securities designated as held-to-maturity or trading as of December 31, 2013. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities held-to-maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as the Company's ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

        Securities that are purchased at a discount and that are not of high credit quality at the time of purchase are accounted for as debt securities acquired with deteriorated credit quality. Interest income on these securities is recognized using the effective interest method based on the Company's estimates of expected cash flows to be received, which include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses, which are reviewed on an ongoing basis.

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

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

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

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

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

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

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

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

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

        Other income, net—Other income, net represents net interest income and gains and losses recorded on the Company's linked transactions, as well, as loan structuring, defeasance, and miscellaneous asset management fees associated with the Company's loans and investments portfolio. The Company recognizes these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Investments in Equity Affiliates

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income that is distributed to its stockholders, provided that the Company distributes at least 90% of its taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. The Company's assets or operations that would not otherwise comply with the REIT requirements are owned or conducted by the Company's taxable REIT subsidiaries, the income of which is subject to federal and state income tax. Under current federal tax law, the income and any tax on or distribution requirements attributable to certain debt extinguishment transactions realized in 2009 and 2010 have been deferred to future periods at the Company's election.

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

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

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

        In certain circumstances, the Company may finance the purchase of Residential Mortgage Backed Securities ("RMBS") investments through a repurchase agreement with the same counterparty, which may qualify as a linked transaction. If both transactions are entered into contemporaneously or in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

contemplation of each other, the transactions are presumed to be linked transactions unless certain criteria are met, and the Company accounts for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheets with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statements of Operations. The analysis of transactions under these rules requires management's judgment and experience. The fair value of linked transactions reflect the value of the underlying RMBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments. The Company's linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions is reported in other income on the Consolidated Statements of Operations.

        The Company has no master netting or similar arrangements and does not offset derivatives.

Variable Interest Entities

        The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes, CDOs and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLOs, and investments in debt securities were potential VIEs or variable interests in VIEs. See Note 9—"Variable Interest Entities" for the Company's evaluation of the periods presented.

Recently Issued Accounting Pronouncements

        In July 2013, the FASB issued updated guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of an uncertain tax position. This guidance is effective as of the first quarter of 2014 and the Company is currently evaluating the impact it may have on its Consolidated Financial Statements.

        In June 2013, the FASB issued updated guidance on the definition and measurement of investment companies. The guidance does not address the applicability of investment company accounting for real estate entities and thus does not have a material effect on the Company's Consolidated Financial Statements.

        In February 2013, the FASB issued updated guidance on the disclosure of reclassification adjustments related to comprehensive income. The updated guidance requires the Company to disclose, either on the face of the financial statements or in the notes to the financial statements, the financial statement effects on earnings from items that are reclassified out of other comprehensive income, by component. This guidance was effective as of the first quarter of 2013 and its adoption did not have a material effect on the Company's Consolidated Financial Statements.

        In December 2011, the FASB issued updated guidance on disclosure about offsetting assets and liabilities that amends U.S. GAAP to conform more to the disclosure requirements of IFRS. Under the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2—Summary of Significant Accounting Policies (Continued)

updated guidance, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued further guidance clarifying the scope of disclosures about offsetting assets and liabilities. The scope applies to certain derivatives (including bifurcated embedded derivatives,) repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The guidance was effective as of the first quarter of 2013 and its adoption did not have a material effect on the Company's Consolidated Financial Statements.

Note 3—Loans and Investments

        The following table sets forth the composition of the Company's loan and investment portfolio at December 31, 2013 and December 31, 2012:

	December 31, 2013	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio(2)	Last Dollar LTV Ratio(3)
Bridge loans	$1,171,783,914	71%	95	5.11%	18.5	0%	76%
Mezzanine loans	118,550,172	7%	27	7.02%	58.2	56%	83%
Junior participation loans	248,337,542	15%	7	4.21%	19.6	60%	81%
Preferred equity investments	121,523,673	7%	15	7.20%	45.5	58%	79%

	1,660,195,301	100%	144	5.26%	23.5	17%	77%

Unearned revenue	(14,218,237)
Allowance for loan losses	(122,277,411)

Loans and investments, net	$1,523,699,653

	December 31, 2012	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio(2)	Last Dollar LTV Ratio(3)
Bridge loans	$1,006,726,838	67%	83	4.87%	25.0	0%	75%
Mezzanine loans	112,843,639	7%	24	4.94%	62.6	59%	88%
Junior participation loans	280,662,498	19%	9	3.90%	29.1	59%	79%
Preferred equity investments	100,823,672	7%	12	6.04%	72.2	77%	97%

	1,501,056,647	100%	128	4.77%	31.8	21%	80%

Unearned revenue	(13,683,281)
Allowance for loan losses	(161,706,313)

Loans and investments, net	$1,325,667,053

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in the Company's portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

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

Concentration of Credit Risk

        The Company operates in one portfolio segment, commercial mortgage loans and investments. Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk. The Company is subject to concentration risk in that, as of December 31, 2013, the unpaid principal balance related to 28 loans with five different borrowers represented approximately 30% of total assets. At December 31, 2012, the unpaid principal balance related to 23 loans with five different borrowers represented approximately 31% of total assets. In addition, in 2013 and 2012, no single loan or investment represented 10% of the Company's total assets. In 2013, the Company generated approximately 11% of revenue from the Chetrit Group L.L.C.

        The Company measures its relative loss position for its mezzanine loans, junior participation loans, and preferred equity investments by determining the point where the Company will be exposed to losses based on its position in the capital stack as compared to the fair value of the underlying collateral. The Company determines its loss position on both a first dollar loan-to-value ("LTV") and a last dollar LTV basis. First dollar LTV is calculated by comparing the total of the Company's senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its position. Last dollar LTV is calculated by comparing the total of the carrying value of the Company's loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

        The Company assigns a credit risk rating to each loan and investment. Individual ratings range from one to five, with one being the lowest risk and five being the highest. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. Given the Company's asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating. That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a 'high-risk" loan. All assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance is reviewed, and forward-looking projections are created. Generally speaking, given the Company's typical loan and investment profile, a risk rating of three suggests that the Company expects the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired. A risk rating of four indicates the Company anticipates that the loan will require a modification of some kind. A risk rating of five indicates the Company expects the loan to underperform over its term, and that there could be loss of interest and/or principal. Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

        As a result of the loan review process, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $187.5 million and a weighted average LTV ratio of 93% at December 31, 2013 compared to approximately $231.1 million and a weighted average LTV ratio of 90% at December 31, 2012.

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class as of December 31, 2013 and 2012 is as follows:

	December 31, 2013
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multi-family	$1,068,529,815	64.4%	3.3	14%	75%
Office	358,832,526	21.6%	3.2	32%	82%
Land	116,751,563	7.0%	4.0	3%	88%
Hotel	69,181,252	4.2%	3.8	26%	84%
Commercial	24,900,145	1.5%	3.0	3%	49%
Condo	15,250,000	0.9%	3.7	41%	65%
Retail	6,750,000	0.4%	2.5	0%	63%

Total	$1,660,195,301	100.0%	3.3	17%	77%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

	December 31, 2012
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multi-family	$771,140,021	51.4%	3.4	19%	79%
Office	415,162,338	27.6%	3.2	31%	81%
Land	140,745,980	9.4%	4.2	0%	86%
Hotel	105,613,791	7.0%	3.6	22%	78%
Commercial	23,794,517	1.6%	3.0	0%	50%
Condo	25,250,000	1.7%	4.2	58%	90%
Retail	19,350,000	1.3%	2.9	0%	61%

Total	$1,501,056,647	100.0%	3.4	21%	80%

Geographic Concentration Risk

        As of December 31, 2013, 36% and 10% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York and Texas, respectively. As of December 31, 2012, 34%, 11% and 10% of the outstanding balance of the Company's loans and investments portfolio had underlying properties in New York, California and Texas, respectively.

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

        During the year ended December 31, 2013, the Company determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $31.5 million was less than the net carrying value of the loans, resulting in a $6.5 million provision for loan losses. In addition, during 2013, the Company recorded $2.2 million of net recoveries of previously recorded loan loss reserves resulting in a $4.3 million provision for loan losses. These recoveries were recorded in provision for loan losses on the Consolidated Statements of Operations. Of the $6.5 million of loan loss reserves recorded during the year ended December 31, 2013, $1.0 million was attributable to loans on which the Company had previously recorded reserves, while $5.5 million of reserves related to other loans in the Company's portfolio.

        During the year ended December 31, 2012 the Company determined that the fair value of the underlying collateral securing eight impaired loans with an aggregate carrying value of $94.6 million was less than the net carrying value of the loans, resulting in a $23.8 million provision for loan losses. In addition, during 2012, the Company recorded $0.9 million of net recoveries of previously recorded loan loss reserves resulting in a provision for loan losses, net of recoveries, of $22.9 million. Of the $23.8 million of loan loss reserves recorded during the year ended December 31, 2012, $18.9 million

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

was attributable to loans on which the Company had previously recorded reserves, while $4.9 million of reserves related to other loans in the Company's portfolio.

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

        There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of December 31, 2013, 2012 and 2011.

        At December 31, 2013, the Company had a total of 15 loans with an aggregate carrying value, before loan loss reserves, of $207.5 million for which impairment reserves have been recorded. At December 31, 2012, the Company had a total of 20 loans with an aggregate carrying value, before loan loss reserves, of $240.2 million for which impairment reserves have been recorded. Additionally, the Company has five loans with an unpaid principal balance totaling approximately $111.3 million at December 31, 2013, which mature in September 2014, that are collateralized by a land development project. The loans do not carry a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%. During the fourth quarter of 2010, the Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful. The Company has recorded cumulative allowances for loan losses of $43.7 million related to these loans as of December 31, 2013. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

        Fiscal 2013 charge-off activity was comprised of a $23.2 million charge-off to previously recorded reserves from the write-off of several loans that had an aggregate carrying value of $23.2 million; a $19.0 million charge-off in connection with the transfer of land that was held as collateral for a $25.0 million loan to other assets at a fair value of $6.0 million; and a $1.5 million charge-off in connection with receiving proceeds of $4.4 million from the sale of a $5.9 million bridge loan. The land transferred to other assets is 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John's River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. This land was held as collateral by a joint venture that the Company assumed full ownership of and the related loan was consolidated.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

        Fiscal 2012 charge-off activity was comprised of a $42.8 million charge-off to previously recorded reserves from the write-off of several loans that had an aggregate carrying value of $43.4 million; and a $3.8 million charge-off to previously recorded reserves as a result of the Company receiving principal payoffs of $1.6 million on two loans with a total carrying value of $5.5 million.

        Fiscal 2011 charge-off activity was comprised of a $27.1 million charge-off to previously recorded reserves from the write-off of several loans that had an aggregate carrying value of $119.9 million. The Company also charged-off $31.7 million of loan loss reserves related to two loans with carrying values totaling approximately $77.2 million, net of reserves and assumed debt, on properties that were transferred to the Company by the owner, a creditor trust as well as purchased by the Company out of bankruptcy and recorded to real estate owned, net on the Company's Consolidated Balance Sheet in the first quarter of 2011.

        A summary of the changes in the allowance for loan losses is as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Allowance at beginning of the period	$161,706,313	$185,381,855	$205,470,302
Provision for loan losses	6,500,000	23,828,224	44,810,000
Charge-offs	(24,713,459)	(46,585,800)	(27,062,564)
Charge-off on loan converted to other assets	(19,000,000)	—	—
Charge-off on loans converted to real estate owned, net	—	—	(31,710,929)
Recoveries of reserves	(2,215,443)	(917,966)	(6,124,954)

Allowance at end of the period	$122,277,411	$161,706,313	$185,381,855

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

        A summary of charge-offs and recoveries is as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2012
Charge-offs:
Multi-family	$(4,789,815)	$(10,773,141)	$(38,308,816)
Office	(6,252,129)	(5,812,659)	(7,114,677)
Land	(19,000,000)	—	—
Hotel	(3,671,515)	(30,000,000)	(13,350,000)
Condo	(10,000,000)	—	—

Total	$(43,713,459)	$(46,585,800)	$(58,773,493)

Recoveries:
Multi-family	$(1,510,949)	$(121,898)	$(2,243,197)
Office	(704,494)	(796,068)	(3,881,757)

Total	$(2,215,443)	$(917,966)	$(6,124,954)

Net Charge-offs	$(41,498,016)	$(45,667,834)	$(52,648,539)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	2.6%	3.0%	3.4%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

        A summary of the Company's impaired loans by asset class is as follows:

	Year Ended December 31, 2013
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$65,735,773	$65,186,623	$50,786,697	$62,602,118	$2,566,914
Office	36,086,582	29,474,065	23,972,444	37,224,695	1,585,520
Land	116,085,950	112,810,558	47,518,270	127,561,228	—

Total	$217,908,305	$207,471,246	$122,277,411	$227,388,042	$4,152,434

	Year Ended December 31, 2012
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$59,468,463	$59,277,872	$53,587,461	$63,331,880	$794,633
Office	38,362,808	30,545,156	28,929,067	41,732,535	1,419,615
Land	139,036,505	136,716,617	65,518,270	136,185,941	—
Hotel	3,671,507	3,671,507	3,671,515	18,671,507	596,643
Condo	10,000,000	10,000,000	10,000,000	10,000,000	173,920

Total	$250,539,283	$240,211,152	$161,706,313	$269,921,863	$2,984,811

(1)
Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)
Represents an average of the beginning and ending unpaid principal balance of each asset class.

        As of December 31, 2013, five loans with an aggregate carrying value of approximately $10.7 million, net of related loan loss reserves of $39.6 million, were classified as non-performing, of which one loan with a carrying value of $0.6 million did not have a loan loss reserve. Income from non-performing loans is recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2012, nine loans with an aggregate carrying value of approximately $14.9 million, net of related loan loss reserves of $45.1 million, were classified as non-performing, of which one loan with a carrying value of $5.0 million did not have a loan loss reserve.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

        A summary of the Company's non-performing loans by asset class as of December 31, 2013 and 2012 is as follows:

	December 31, 2013			December 31, 2012
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multi-family	$42,054,539	$32,000,000	$10,054,539	$10,951,549	$—	$10,951,549
Office	8,277,844	—	8,277,844	10,373,229	—	10,373,229
Land	—	—	—	24,999,972	—	24,999,972
Hotel	—	—	—	3,671,507	—	3,671,507
Condo	—	—	—	10,000,000	—	10,000,000

Total	$50,332,383	$32,000,000	$18,332,383	$59,996,257	$—	$59,996,257

        At December 31, 2013, the Company did not have any loans contractually past due 90 days or more that are still accruing interest. During the year ended December 31, 2013, the Company refinanced and/or modified four loans with an aggregate unpaid principal balance of $52.5 million, which were not considered by the Company to be troubled debt restructurings; however, two loans with a combined unpaid principal balance of $14.6 million that were extended during 2013 were considered to be trouble debt restructurings. During the year ended December 31, 2012, the Company refinanced and/or modified two loans with a combined unpaid principal balance of $57.4 million, which were considered by the Company to be troubled debt restructurings and six loans with a combined unpaid principal balance of $144.9 million, which were not considered by the Company to be troubled debt restructurings. In addition, the Company had two loans with a combined unpaid principal balance of $37.8 million that were extended during 2012 which were considered troubled debt restructurings. The Company had no unfunded commitments on the modified and extended loans which were considered troubled debt restructurings as of December 31, 2013 and 2012.

        A summary of loan modifications and extensions by asset class that the Company considered to be troubled debt restructurings during the year ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31, 2013
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest
Multi-family	1	$6,192,666	5.96%	$6,192,666	5.96%
Office	1	8,400,000	8.24%	8,400,000	8.24%

Total	2	$14,592,666	7.27%	$14,592,666	7.27%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3—Loans and Investments (Continued)

	Year Ended December 31, 2012
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest
Multi-family	1	$32,000,000	2.00%	$32,000,000	1.13%
Office	1	25,361,932	5.32%	25,332,451	4.00%
Land	1	2,818,270	—	2,818,270	—
Hotel	1	35,000,000	2.00%	35,000,000	2.00%

Total	4	$95,180,202	2.83%	$95,150,721	2.18%

        There was one loan for $32.0 million in which the Company considered the modification to be troubled debt restructuring that was subsequently considered non-performing as of December 31, 2013 and 2012 and no additional loans were considered to be impaired due to the Company's troubled debt restructuring analysis for the years ended December 31, 2013 and 2012. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

        As of December 31, 2013, the Company had total interest reserves of $11.7 million on 48 loans with an aggregate unpaid principal balance of $598.6 million and had two non-performing loans with an aggregate unpaid principal balance of $4.7 million with a funded interest reserve of $0.1 million.

Note 4—Securities

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2013:

	Face Value	Amortized Cost	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Carrying Value / Estimated Fair Value
Residential mortgage-backed security (RMBS)	$39,013,690	$34,049,310	$437,774	$(6,298)	$34,480,786
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	—	2,100,000
Common equity securities	—	58,789	676,077	—	734,866

Total available-for-sale securities	$41,113,690	$36,208,099	$1,113,851	$(6,298)	$37,315,652

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4—Securities (Continued)

        The following is a summary of the Company's securities classified as available-for-sale at December 31, 2012:

	Face Value	Amortized Cost	Cumulative Unrealized Gain	Carrying Value / Estimated Fair Value
Collateralized debt obligation (CDO) bond	$10,000,000	$1,000,000	$100,000	$1,100,000
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	2,100,000
Common equity securities	—	58,789	293,947	352,736

Total available-for-sale securities	$12,100,000	$3,158,789	$393,947	$3,552,736

        The following is a summary of the underlying credit rating of the Company's available-for-sale debt securities at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
Rating(1)	#	Amortized Cost	Percent of Total	#	Amortized Cost	Percent of Total
AA+	1	$93,715	—	—	$—	—
CCC	1	18,417,402	51%	—	—	—
CCC-	2	2,100,000	6%	2	3,100,000	100%
NR	7	15,538,193	43%	—	—	—

	11	$36,149,310	100%	2	$3,100,000	100%

(1)
Based on the rating published by Standard & Poor's for each security. NR stands for "not rated."

        During the fourth quarter of 2013, the Company's RMBS investments were reclassified as available-for-sale from held-to-maturity as a result of a change in intent to hold the securities to maturity due to management's decision to redeploy capital into the core lending business. Accordingly, the Company reclassified RMBS investments with a carrying amount of $34.0 million, to available-for-sale at their estimated fair value of $34.4 million, with a net unrealized gain of $0.4 million recorded in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet. In the first quarter of 2014, the Company sold the majority of its RMBS investments with an aggregate carrying value of $32.9 million for approximately $33.4 million. These RMBS investments were financed with repurchase agreements totaling $24.8 million which were repaid with the proceeds.

        The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties. The Company had two fully reserved mezzanine loans with a total carrying value before loan loss reserves of $30.0 million related to this portfolio that were charged off in the fourth quarter of 2012. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 6.5 years, but has an estimated life of 0.4 years based on the extended maturity of the underlying asset and a fair value of $2.1 million at December 31, 2013 and 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4—Securities (Continued)

        The Company owns 2,939,465 shares of common stock of Realty Finance Corporation, formerly CBRE Realty Finance, Inc., a commercial real estate specialty finance company, which had a fair value of $0.7 million and $0.4 million at December 31, 2013 and 2012, respectively.

        In May 2013, the Company sold a CDO bond investment that had a carrying value of $1.1 million for approximately $2.1 million and recorded a gain of approximately $1.1 million in other income in the Company's Consolidated Statements of Operations, which includes the realization of an unrealized gain of $0.1 million that was reclassified out of accumulated other comprehensive loss.

        Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. No impairment was recorded on the Company's available-for-sale securities for the years ended December 31, 2013, 2012 and 2011.

        The following is a summary of the Company's securities classified as held-to-maturity at December 31, 2012:

	Face Value	Amortized Cost	Carrying Value	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	$44,431,768	$42,986,980	$42,986,980	$169,450	$(3,306)	$43,153,124

        The following is a summary of the underlying credit ratings of the Company's RMBS and CMBS investments held-to-maturity at December 31, 2012:

	December 31, 2012
Rating(1)	#	Amortized Cost	Percent of Total
AAA	2	$407,514	1%
AA	1	167,196	1%
BB	3	8,742,011	20%
D	1	9,496,933	22%
NR	9	24,173,326	56%

	16	$42,986,980	100%

(1)
Based on the rating published by Standard & Poor's for each security. NR stands for "not rated".

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4—Securities (Continued)

        During the year ended December 31, 2013, the Company purchased three RMBS investments, at a discount of $4.7 million, for $25.8 million and two RMBS investments, at par, for a total of $3.2 million and received total principal paydowns of $38.6 million on the portfolio. The RMBS investments are collateralized by portfolios of residential properties, bear interest at a weighted average fixed rate of 2.72%, have a weighted average stated maturity of 19.0 years, but have weighted average estimated lives of 6.8 years based on the estimated maturity of the RMBS investments, at December 31, 2013. Approximately $8.7 million is estimated to mature after one year through five years, and $25.8 million is estimated to mature after ten years. The RMBS investments were financed with two repurchase agreements with financial institutions which generally finance between 80% to 90% of the value of each individual investment. During year ended December 31, 2013, the Company financed $22.0 million of the RMBS investments and paid down the total debt by $30.9 million due to the principal paydowns received on the RMBS investments. The total repurchase agreement debt balance was $26.9 million at December 31, 2013. See Note 7—"Debt Obligations" for further details. As described in more detail above, during the fourth quarter of 2013, the Company's RMBS investments were reclassified as available-for-sale from held-to-maturity.

        During the year ended December 31, 2012, the Company purchased eight RMBS investments, at par, for a total of $31.8 million, eight RMBS investments, at a combined premium of $0.2 million, for a total of $22.9 million, and two RMBS investments, at a combined discount of $1.5 million, for $14.4 million, and received total principal paydowns of $55.2 million on the portfolio. During the year ended December 31, 2012, the Company financed $55.5 million of the RMBS investments and paid down the total debt by $45.9 million due to the principal paydowns received on the RMBS investments. The total repurchase agreement debt balance was $35.8 million at December 31, 2012. See Note 7—"Debt Obligations" for further details.

        At December 31, 2013 and 2012, the Company owned two and one RMBS investments, respectively, with deteriorated credit quality that had a total aggregate carrying value of $25.8 million and $9.5 million, respectively. These investments were sold for $26.0 million in the first quarter of 2014.

        For the years ended December 31, 2013 and 2012, approximately $0.1 million of premium was amortized and approximately $0.3 million of discount was accreted from the Company's held-to-maturity investments.

        Securities held-to-maturity are carried at cost, net of unamortized premiums and discounts. The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. The Company's evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. The Company's estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company's initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants. Management closely monitors market conditions on which it bases such decisions. No impairment was recorded on the Company's securities held-to-maturity for the years ended December 31, 2013 and 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4—Securities (Continued)

        The weighted average yield on the Company's CDO bond, CMBS and RMBS investments available-for-sale and held-to-maturity based on their face values was 4.29% and 4.51%, including the amortization of premium and the accretion of discount, for the years ended December 31, 2013 and 2012, respectively.

Note 5—Investments in Equity Affiliates

        The following is a summary of the Company's investments in equity affiliates at December 31, 2013 and 2012:

	Investments in Equity Affiliates at		Unpaid Principal Balance of Loans to Equity Affiliates at
Equity Affiliates	December 31, 2013	December 31, 2012	December 31, 2013
Lightstone Value Plus REIT L.P	$1,894,727	$55,988,409	$—
West Shore Café	1,690,280	1,821,536	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	851,000	—
930 Flushing & 80 Evergreen	92,199	342,197	23,200,145
Lexford Portfolio	100	100	116,131,813
St. John's Development	—	—	—
450 West 33rd Street	—	—	—
Ritz-Carlton Club	—	—	—

Total	$4,680,306	$59,581,242	$139,331,958

        The Company accounts for the Lightstone Value Plus REIT L.P. ("Lightstone") and 450 West 33rd Street investments under the cost method of accounting and the remaining investments under the equity method.

        Lightstone Value Plus REIT L.P. / JT Prime—The Company owned approximately $56.0 million of preferred and common operating partnership units of Lightstone through a consolidated entity in which the Company has a two thirds interest. In addition, the consolidated entity had debt of approximately $50.2 million, which was secured by these operating partnership units. In September 2013, the Company's portion of the preferred operating partnership units were redeemed by Lightstone for cash, at par, and the note related to the Company's portion was repaid in full. As a result, the Company received cash of $2.0 million, reflecting the Company's equity in the preferred operating partnership units redeemed. In the fourth quarter of 2013, the entity's operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated. The investment balance of approximately $1.9 million reflects the carrying value of the remaining common operating partnership units of Lightstone. At the time of deconsolidation, the $1.9 million carrying value of the Company's remaining interest approximated its fair value. The fair value was determined by the latest issued tender offer by Lightstone for its common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5—Investments in Equity Affiliates (Continued)

        The Company owns a 50% non-controlling interest in an unconsolidated joint venture, JT Prime, which holds preferred and common operating partnership units of Lightstone as well as a promissory note secured by these operating partnership units. In September 2013, the Company's portion of the preferred operating partnership units were redeemed by Lightstone for cash, at par, and the note related to the Company's portion was repaid in full. As a result, the Company received cash of $0.4 million and the carrying value of the Company's investment in JT Prime was reduced to $0.4 million, reflecting the Company's remaining interest in the common operating partnership units.

        The preferred operating partnership units yielded 4.63% and the loan bore interest at a rate of 4.00%. During each of the years ended December 31, 2013, 2012 and 2011, the Company recorded $1.8 million, $2.7 million and $2.7 million, respectively, of dividends from the preferred and common operating partnership units which were reflected in interest income, and $1.3 million, $2.0 million and $2.0 million, respectively, of interest expense in the Company's Consolidated Statement of Operations.

        West Shore Café—The Company owns a 50% noncontrolling interest with a 20% preferred return subject to certain conditions in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. For the years ended December 31, 2013 and 2012 the Company recorded $0.1 million of losses each year from the entity against the equity investment. For 2011, the Company received distributions of $0.1 million related to the preferred return, which were recorded as a return of investment. During the third quarter of 2013, the Company also received the payoff of a $5.5 million first mortgage loan that it provided to the equity affiliate which bore interest at a yield of 10.5%.

        Issuers of Junior Subordinated Notes—The Company has invested a total of $0.6 million for 100% of the common shares of two affiliated entities of the Company. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at variable rates based on three-month LIBOR. See Note 7—"Debt Obligations" for further details.

        930 Flushing & 80 Evergreen—The Company has a 12.5% preferred interest in a joint venture that owns and operates two commercial properties. The Company has a bridge loan outstanding to affiliated entities of the joint venture with a scheduled maturity of August 2017, has a variable rate of LIBOR plus 3.23%, and has an outstanding principal balance of $22.7 million at December 31, 2013. During 2012, the Company originated a $0.5 million mezzanine loan to the joint venture that matures in 2017, has a variable rate of LIBOR plus 4.23% with a LIBOR floor of 0.24% and has an outstanding principal balance of $0.5 million at December 31, 2013. Also during 2012, the Company contributed $0.2 million of capital to the entity. For the years ended December 31, 2013, 2012 and 2011, the Company recorded losses from the entity against the equity investment of $0.2 million, $0.1 million and $0.3 million, respectively.

        Lexford Portfolio—The Company, along with third party investors, made a $0.1 million equity investment into Lexford, a portfolio of multi-family assets. The Company's portion of this investment is a $44,000 noncontrolling interest. The Company also had a $10.5 million interest in a $25.0 million preferred equity investment in Lexford with the same third party investors that was repaid during 2013. See Note 15—"Related Party Transactions" for further details about this investment.

        St. John's Development—The Company owned a 50% noncontrolling interest in a joint venture that owned more than 20 acres of land in Jacksonville, Florida that was used as collateral for a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5—Investments in Equity Affiliates (Continued)

$25.0 million loan originated and held by the Company with an interest rate of LIBOR plus 6.48% and a LIBOR floor of 4.50%. Ownership of the remaining 50% interest in the joint venture was transferred to Company during the fourth quarter of 2013 and as a result the land was transferred to other assets at its fair value of $6.0 million. See Note 3—"Loans and Investments" for further details.

        450 West 33rd Street—The Company is a participant in an investor group that owns a non-controlling interest in an office building at 450 West 33rd Street in Manhattan, New York. The investor group as a whole has a 2% retained ownership interest in the property and 50% of the property's air rights. The Company has a 29% interest in the 2% retained ownership interest. In accordance with this transaction, the joint venture members agreed to guarantee $258.1 million of the $517.0 million of new debt outstanding on the property. The guarantee expires at the earlier of maturity or prepayment of the debt and was allocated to the members in accordance with their ownership percentages. The guarantee is callable, on a pro-rata basis, if the market value of the property declines below the $258.1 million of guaranteed debt. The Company's portion of the guarantee is $76.3 million. As a result of recording an other-than-temporary impairment during 2010, the balance of the Company's investment was reduced to $0. During 2012, the Company sold a $50.0 million mezzanine loan that had been entered into in a prior year to a third party, which relieved the Company of its liability on this loan. See Note 17—"Management Agreement" for details of the Company recording $77.1 million of deferred revenue and $19.0 million of prepaid management fees during 2007 related to this investment.

        Ritz-Carlton Club—The Company owns a 19.41% non-controlling interest with a 10% return subject to certain conditions in the Ritz-Carlton Club, a condominium project in Lake Tahoe, California. During 2012, the Company recorded $0.8 million of losses from the entity against the equity investment reducing the balance of the Company's investment to $0 at December 31, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5—Investments in Equity Affiliates (Continued)

Summarized Financial Information

        The condensed combined balance sheets for the Company's unconsolidated investments in equity affiliates accounted for under the equity method at December 31, 2013 and 2012 are as follows (amounts in thousands):

	December 31,
Condensed Combined Balance Sheets	2013	2012
Assets:
Cash and cash equivalents	$13,101	$4,727
Real estate assets	697,484	699,474
Other assets	19,618	22,473

Total assets	$730,203	$726,674

Liabilities:
Notes payable	$734,693	$737,350
Other liabilities	19,607	23,796

Total liabilities	754,300	761,146

Stockholders' equity Arbor(1)	4,102	3,015
Stockholders' (deficit) equity	(28,199)	(37,487)

Total stockholders' (deficit) equity	(24,097)	(34,472)

Total liabilities and deficit	$730,203	$726,674

(1)
Combined with $0.6 million of equity relating to the issuance of junior subordinated notes, equals $4.7 million of investments in equity affiliates, at December 31, 2013. Combined with $56.0 million of cost method investments and $0.6 million of equity relating to the issuance of junior subordinated notes, equals $59.6 million of investments in equity affiliates, at December 31, 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5—Investments in Equity Affiliates (Continued)

        The condensed combined statements of operations for the Company's unconsolidated investments in equity affiliates accounted for under the equity method for the years ended December 31, 2013, 2012 and 2011, are as follows (amounts in thousands):

	Year Ended
Statements of Operations:	2013	2012(1)	2011
Revenue:
Rental income	$85,551	$80,472	$10,626
Interest income	478	813	814
Operating income	5,709	8,619	13,299
Reimbursement income	6,653	5,427	461
Other income	6,686	6,436	3,268

Total revenues	105,077	101,767	28,468

Expenses:
Operating expenses	58,265	60,257	16,749
Interest expense	36,061	36,315	6,944
Depreciation and amortization	23,345	22,283	2,725
Other expenses	493	27	619

Total expenses	118,164	118,882	27,037

Net (loss) income	$(13,087)	$(17,115)	$1,431

Arbor's Share of net (loss) income.	$(204)	$(698)	$(218	)(2)

(1)
The increase in revenues, expenses and net loss was due to the Lexford investment. See Note 15—"Related Party Transactions" for more details.

(2)
Combined with a $3.9 million gain on the sale of an equity method investment, equals $3.7 million of income from equity affiliates for the year ended December 31, 2011.

Note 6—Real Estate Owned and Held-For-Sale

Real Estate Owned

	December 31, 2013			December 31, 2012
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$11,382,579	$10,893,651	$22,276,230	$15,651,047	$10,893,651	$26,544,698
Building and intangible assets	46,115,430	61,632,645	107,748,075	52,747,149	56,946,750	109,693,899
Less:
Accumulated depreciation and amortization	(8,598,915)	(9,707,213)	(18,306,128)	(6,216,409)	(5,873,989)	(12,090,398)

Real estate owned, net	$48,899,094	$62,819,083	$111,718,177	$62,181,787	$61,966,412	$124,148,199

        As of December 31, 2013, the Company's six multifamily properties ("Multifamily Portfolio") classified as real estate owned had a weighted average occupancy rate of approximately 85%. At December 31, 2012 and 2011, seven multifamily properties classified as real estate owned had a weighted average occupancy rate of approximately 85% and 79%, respectively. In the third quarter of 2013, one of the properties in this portfolio with a carrying value of $11.5 million, as well as an

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 6—Real Estate Owned and Held-For-Sale (Continued)

$11.0 million portion of a first lien mortgage, was classified as held-for-sale and its results of operations were reclassified as discontinued operations. During the fourth quarter of 2013, through site visits and discussion with market participants, the Company determined that one of the properties exhibited indicators of impairment and performed an impairment analysis. As a result of the impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $1.0 million in the Consolidated Statement of Operations.

        The Multifamily Portfolio had a mortgage note payable of $42.7 million and $53.8 million as of December 31, 2013 and 2012, respectively.

        For the years ended December 31, 2013 and 2012, the Company's five hotel properties in Florida ("Hotel Portfolio") classified as real estate owned had a weighted average occupancy rate of approximately 48%, respectively, a weighted average daily rate of approximately $79 and $86, respectively, and a weighted average revenue per available room of approximately $38 and $41, respectively. For the year ended December 31, 2011, six hotel properties classified as real estate owned had a weighted average occupancy rate of approximately 46%, a weighted average daily rate of approximately $88 and a weighted average revenue per available room of approximately $40.

        The Company's real estate assets had restricted cash balances totaling $0.9 million and $1.0 million as of December 31, 2013 and 2012, respectively, due to escrow requirements.

Real Estate Held-For-Sale

        The results of operations for properties classified as held-for-sale or that have been sold and with which the Company has no continuing involvement are reflected on the consolidated financial statements as discontinued operations and are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Property operating income	$2,297,902	$3,420,885	$5,011,311
Expenses:
Property operating expense	2,159,805	2,964,038	5,399,589
Depreciation	582,220	576,596	1,161,614
Impairment loss on real estate held-for-sale	—	—	(1,450,000)
Gain on reversal of accrued liabilities	—	1,175,120	—
Gain on sale of real estate held-for-sale	—	3,953,455	—

(Loss) income from discontinued operations	$(444,123)	$5,008,826	$(2,999,892)

        In the third quarter of 2013, a property in the Multifamily Portfolio was classified as held-for-sale due to a proposed sale transaction. The corresponding results of operations were reclassified as discontinued operations for all prior periods presented. The Multifamily Portfolio property had a mortgage note payable of $11.0 million at December 31, 2013.

        During the year ended December 31, 2012, the Company sold an apartment building in Tucson, Arizona and a hotel in St. Louis, Missouri and recorded a net gain on sale of real estate held-for-sale of $3.5 million in its Consolidated Statements of Operations. Additionally, one of the properties in the Hotel Portfolio was sold to a third party and the Company recorded a gain on sale of $0.5 million, and the Company surrendered an office building in Indianapolis, Indiana to the first mortgage lender in full

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 6—Real Estate Owned and Held-For-Sale (Continued)

satisfaction of the mortgage note payable and recorded income from discontinued operations of $1.2 million related to the reversal of accrued liabilities which were not incurred.

        During the year ended December 31, 2011, through site visits and discussion with market participants, the Company determined that a hotel in St. Louis, Missouri exhibited indicators of impairment and performed an impairment analysis. As a result of the impairment analysis based on the indicators of value from the market participants, the Company recorded a total impairment loss of $1.5 million in the Consolidated Statements of Operations. The Company sold the property in the first quarter of 2012 and recorded a gain on sale of real estate held-for-sale of less than $0.1 million in its Consolidated Statements of Operations.

Note 7—Debt Obligations

        The Company utilizes various forms of short-term and long-term financing agreements to finance certain of its loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of the Company's loans and investments.

Repurchase Agreements and Credit Facilities

        The following table outlines borrowings under the Company's repurchase agreements and credit facilities as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate
Repurchase agreement	$12,497,000	$15,536,049	1.75%	$35,072,000	$43,604,281	1.75%
Repurchase agreement	14,425,553	18,944,735	2.00%	689,619	827,488	1.73%
$75.0 million warehousing credit facility	33,300,540	45,705,813	2.46%	50,000,000	70,075,000	3.00%
$50.0 million warehousing credit facility	30,838,180	46,774,000	2.70%	—	—	—
$40.0 million warehousing credit facility	15,063,750	21,800,000	2.20%	—	—	—
$33.0 million warehousing credit facility	33,000,000	55,000,000	2.45%	—	—	—
$17.3 million warehousing credit facility	—	—	—	17,300,000	30,000,000	3.00%
$12.6 million warehousing credit facility	—	—	—	12,600,000	18,000,000	3.00%
$20.0 million revolving credit facility	20,000,000	—	8.50%	15,000,000	—	8.50%

Total repurchase agreements and credit facilities	$159,125,023	$203,760,597	3.16%	$130,661,619	$162,506,769	3.25%

        At December 31, 2013 and 2012, the weighted average note rate for the Company's repurchase agreements and credit facilities was 3.16% and 3.25%, respectively. There were no interest rate swaps on these facilities at December 31, 2013 and 2012. Including certain fees and costs, the weighted average note rate was 3.57% and 3.82% at December 31, 2013 and 2012, respectively.

        In July 2011, the Company entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments. During the year ended December 31, 2013, the Company financed the purchase of four RMBS investments with this repurchase agreement for a total of $6.4 million and paid down the total debt by $29.0 million due to principal paydowns received on the RMBS investments. During the year ended December 31, 2012, the Company financed the purchase of 17 RMBS investments with this repurchase agreement for a total of $54.7 million and paid down the total debt by $45.7 million due to principal paydowns received on the RMBS investments. See Note 4—"Securities" for further details. The total debt balance was $12.5 million at December 31, 2013. The facility generally finances between 60% and 90% of the value of each investment, has a rolling monthly

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

term, and bears interest at a rate of 125 to 200 basis points over LIBOR. The facility also includes a minimum net worth covenant of $100.0 million.

        In June 2012, the Company entered into another repurchase agreement with a financial institution to finance the purchase of RMBS investments. During year ended December 31, 2013, the Company financed the purchase of an RMBS investment with this repurchase agreement for $15.6 million and paid down the total debt by $1.9 million due to principal paydowns received on the RMBS investments. During the year ended December 31, 2012, the Company financed the purchase of an RMBS investment for $0.8 million and paid down the debt by $0.1 million due to principal paydowns received on the RMBS investment. The total debt balance was $14.4 million at December 31, 2013. See Note 4—"Securities" for further details. The facility generally finances between 75% and 80% of the value of the investment, has a rolling monthly term, and bears interest at a rate of 180 to185 basis points over LIBOR.

        In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. In January 2013, the Company amended the facility, increasing the committed amount to $75.0 million. In April 2013, the facility was amended to bear interest at a rate of 225 basis points over LIBOR which was originally 275 basis points over LIBOR, require a 0.25% commitment fee, which was originally 1.0%, upon closing, matures in April 2015 with a one year extension option on outstanding advances that requires two 5% paydowns and has warehousing and non-use fees. The facility also has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. The facility also has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates. At December 31, 2013, the outstanding balance of this facility was $33.3 million.

        In February 2013, the Company entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 250 basis points over LIBOR, requires a 12.5 basis point commitment fee upon closing, had an original maturity in February 2014 that was extended to May 2014, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset. The facility has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2013, the outstanding balance of this facility was $30.8 million.

        In June 2013, the Company entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties. The facility bears interest at a rate of 200 basis points over LIBOR, matures in June 2014, has warehousing fees and allows for an original warehousing

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

period of up to 24 months from the initial advance on an asset. The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio. At December 31, 2013, the outstanding balance of this facility was $15.1 million.

        In December 2013, the Company entered into a $33.0 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bears interest at a rate of 225 basis points over LIBOR which increases to 250 basis points over LIBOR in February 2014, requires up to a 45 basis point commitment fee and matures in November 2015 with a one year extension option. The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. At December 31, 2013, the outstanding balance of this facility was $33.0 million.

        In December 2012, the Company entered into a $17.3 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bore interest at a rate of 275 basis points over LIBOR or Prime at the Company's election, required a 1% commitment fee upon closing and had a maturity of December 2017. In January 2013, the facility was repaid in full as part of the issuance of a second CLO.

        In June 2012, the Company entered into a $12.6 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property. The facility bore interest at a rate of 275 basis points over LIBOR or Prime at the Company's election, required a 1% commitment fee upon closing, had a maturity of December 2013 and had a non-use fee. In January 2013, the facility was repaid in full as part of the issuance of a second CLO.

        In May 2012, the Company entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by the Company's CDO entities that have been repurchased by the Company. This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line. The facility also includes a debt service coverage ratio requirement for the posting of collateral. In January 2013, the Company amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment. The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee. In May 2013, the Company extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed. If not extended in May 2014, there will be $0.1 million fee. At December 31, 2013, the outstanding balance of this facility was $20.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

Collateralized Debt Obligations

        The following table outlines borrowings and the corresponding collateral under the Company's collateralized debt obligations as of December 31, 2013:

			Collateral
	Debt		Loans		Securities			Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Face Value	Carrying Value	Fair Value	Restricted Cash(3)	Collateral At-Risk(4)
CDO I	$126,753,077	$132,399,560	$284,758,473	$237,194,618	$—	$—	$—	$79,986	$179,466,954
CDO II	196,046,587	201,847,417	362,150,693	312,859,875	—	—	—	1,719,760	187,213,841
CDO III	296,754,194	305,376,004	395,783,494	365,236,505	—	—	—	23,607,813	240,503,823

Total CDOs	$619,553,858	$639,622,981	$1,042,692,660	$915,290,998	$—	$—	$—	$25,407,559	$607,184,618

CDO I—Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.12%.

CDO II—Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.74%.

CDO III—Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.75%.

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

(2)
The security with a fair value of $1.1 million was rated a CCC- at December 31, 2012 by Standard & Poor's and was sold in May 2013.

(3)
Represents restricted cash held for principal repayments in the CDOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

(4)
Amounts represent the face value of collateral in default, as defined by the CDO indenture, as well as assets deemed to be "credit risk." Credit risk assets are reported by each of the CDOs and are generally defined as one that, in the CDO collateral manager's reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

        At December 31, 2013 and 2012, the aggregate weighted average note rate for the Company's CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 2.18% and 1.87%, respectively. Excluding the effect of swaps, the weighted average note rate at December 31, 2013 and 2012 was 0.83% and 0.86%, respectively. Including certain fees and costs, the weighted average note rate was 3.26% and 2.77% at December 31, 2013 and 2012, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

        On January 19, 2005, the Company completed its first CDO vehicle, issuing to third party investors four tranches of investment grade collateralized debt obligations ("CDO I") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. ("the Issuer"). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. The outstanding debt balance is reduced as loans are repaid. The Company incurred approximately $7.2 million of issuance costs which is amortized on a level yield basis over the average estimated life of CDO I. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $7.2 million and $26.4 million were distributed in 2013 and 2012, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below.

        On January 11, 2006, the Company completed its second CDO vehicle, issuing to third party investors nine tranches of investment grade collateralized debt obligations ("CDO II") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. ("the Issuer II"). At inception, the Issuer II held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475.0 million, which serve as collateral for CDO II. The Issuer II issued investment grade notes with an initial principal amount of approximately $356.0 million and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. The outstanding debt balance is reduced as loans are repaid. The Company incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO II. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $34.1 million and $46.0 million were distributed and recorded as a reduction of the CDO II liability during both 2013 and 2012, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below.

        On December 14, 2006, the Company completed its third CDO vehicle, issuing to third party investors ten tranches of investment grade collateralized debt obligations ("CDO III") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. ("the Issuer III"). At inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of the Company purchased the preferred equity interests of the Issuer III. The ten investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The outstanding debt balance will be reduced as loans are repaid. Investor

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $120.8 million and $50.7 million were distributed and recorded as a reduction of the CDO III liability during both 2013 and 2012, respectively. The CDO liability is also reduced as the investment grade notes are purchased by the Company—see below. The Company incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO III. The outstanding note balance for CDO III was $257.4 million and $350.8 million at December 31, 2013 and 2012, respectively. CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding revolving note facility for CDO III was $48.0 million and $84.6 million at December 31, 2013 and 2012, respectively.

        Proceeds from the sale of the 23 investment grade tranches issued in CDO I, CDO II and CDO III were used to repay outstanding debt under the Company's repurchase agreements and notes payable. The assets pledged as collateral were contributed from the Company's existing portfolio of assets. Each CDO has reached the end of their replenishment period.

        The Company accounts for these transactions on its Consolidated Balance Sheet as financing facilities. The Company's CDOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company's Financial Statements accordingly. The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

        In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company's CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $20.1 million remains at December 31, 2013.

        The following table sets forth the face amount and gain on extinguishment of the Company's CDO bonds repurchased in the following periods by bond class:

	Year Ended December 31,
	2013		2012		2011
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain
B	$—	$—	$13,000,000	$4,615,000	$5,654,540	$2,086,799
C	—	—	3,329,509	1,200,182	7,005,291	3,502,815
D	—	—	13,350,000	5,819,066	2,433,912	1,428,950
E	—	—	13,765,276	6,445,033	2,291,855	1,403,761
F	—	—	9,708,556	5,048,417	3,918,343	2,455,892
G	—	—	8,672,039	4,777,138	—	—
H	9,935,088	4,930,772	4,403,771	2,554,187	—	—

Total	$9,935,088	$4,930,772	$66,229,151	$30,459,023	$21,303,941	$10,878,217

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

Collateralized Loan Obligations

        The following table outlines borrowings and the corresponding collateral under the Company's CLOs as of December 31, 2013:

	Debt		Collateral
			Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash(1)	Collateral At-Risk(2)
CLO I	$87,500,000	$87,500,000	$114,414,154	$113,940,857	$10,672,496	$—
CLO II	177,000,000	177,000,000	255,016,564	253,989,391	4,621,675	—

Total CLOs	$264,500,000	$264,500,000	$369,430,718	$367,930,248	$15,294,171	$—

  CLO I—Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.61%.

  CLO II—Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.56%.

(1)
Represents restricted cash held for principal repayments in the CLOs. Does not include restricted cash related to interest payments, delayed fundings and expenses.

(2)
Amounts represent the face value of collateral in default, as defined by the CLO indenture, as well as assets deemed to be "credit risk." Credit risk assets are reported by each of the CLOs and are generally defined as one that, in the CLO collateral manager's reasonable business judgment, has a significant risk of declining in credit quality or, with a passage of time, becoming a defaulted asset.

        The following table outlines borrowings and the corresponding collateral under the Company's CLOs as of December 31, 2012:

	Debt		Collateral
			Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash
CLO I	$87,500,000	$87,500,000	$125,086,650	$124,525,103	$—

        In September 2012, the Company completed its first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2012-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2012-1, LLC. Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company's existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. The aggregate principal amounts of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

the two classes of notes were $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes. The Company retained a residual interest in the portfolio with a notional amount of $37.6 million. The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on November 15, 2012, to and including October 15, 2022, the stated maturity date of the notes. The Company incurred approximately $2.4 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the initial weighted average note rate was 4.35%. The Company accounts for this transaction on its balance sheet as a financing facility.

        In January 2013, the Company completed its second CLO, issuing to third party investors two tranches of investment grade collateralized loan obligations through newly-formed wholly-owned subsidiaries, Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. and Arbor Realty Collateralized Loan Obligation 2013-1, LLC. As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company's existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO. Subsequently, the issuer owns loan obligations with a face value of approximately $260.0 million. The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes. The Company retained a residual interest in the portfolio with a notional amount of approximately $83.0 million. The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on March 15, 2013, to and including February 15, 2023, the stated maturity date of the notes. The Company incurred approximately $3.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the initial weighted average note rate was 3.00%. The Company accounts for this transaction on its balance sheet as a financing facility.

        The Company's CLO vehicles are VIEs for which the Company is the primary beneficiary and are consolidated in the Company's Financial Statements. The two investment grade tranches are treated as a secured financing, and are non-recourse to the Company.

        At December 31, 2013 and 2012, the aggregate weighted average note rate for the Company's collateralized loan obligations was 2.91% and 3.65%, respectively. Including certain fees and costs, the weighted average note rate was 3.49% and 4.33% at December 31, 2013 and 2012, respectively.

Junior Subordinated Notes

        The carrying value of borrowings under the Company's junior subordinated notes was $159.3 million and $158.8 million at December 31, 2013 and 2012, respectively, which is net of a deferred amount of $16.6 million and $17.1 million, respectively. These notes have maturities ranging

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable for the first two years. The current weighted average note rate was 3.01% and 3.08% at December 31, 2013 and 2012, respectively, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.06% and 3.12%, at December 31, 2013 and 2012, respectively. Including certain fees and costs, the weighted average note rate was 3.18% and 3.35%, respectively. The impact of these variable interest entities with respect to consolidation is discussed in Note 9—"Variable Interest Entities."

        In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The notes bore a fixed interest rate of 0.50% per annum until March 31, 2012 or April 30, 2012 (the "Modification Period"). Thereafter, interest is to be paid at the rates set forth in the existing trust agreements until maturity, equal to three month LIBOR plus a weighted average spread of 2.77% for the years ended 2013, 2012 and 2011. The 12% increase to the face amount due upon maturity, which had a balance of $16.6 million at December 31, 2013, is being amortized into interest expense over the life of the notes. The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized over the life of the notes. The terms of the Modification Period expired in April 2012.

Notes Payable

        The following table outlines borrowings under the Company's notes payable as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Note payable relating to investment in equity affiliate, expiration July 2016, interest is fixed, the weighted average note rate was 4.06%	$—	$—	$50,157,708	$55,988,411
Junior loan participation, secured by the Company's interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000
Junior loan participation, maturity of March 2014, secured by the Company's interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 15.00%	450,000	450,000	—	—
Junior loan participation, maturity of October 2018, secured by the Company's interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 13.00%	750,000	750,000	—	—

Total notes payable	$2,500,000	$2,500,000	$51,457,708	$57,288,411

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

        At December 31, 2013 and 2012, the aggregate weighted average note rate for the Company's notes payable was 4.26% and 3.91%, respectively. There were no interest rate swaps on the notes payable at December 31, 2013 and 2012.

        In September 2013, the $50.2 million outstanding balance of a note payable related to the Company's interest in Lightstone was paid off upon the redemption of the preferred operating partnership units in Lightstone. The note payable originated in 2008 after the Company received cash related to a transaction with Lightstone to exchange the Company's profits interest in Prime Outlets Member, LLC ("POM") for operating partnership units in Lightstone. In addition, during the fourth quarter of 2013, the Company deconsolidated the entity that held the remaining portion of the note payable. See Note 5—"Investments in equity affiliates" for further details.

        In October 2013, the Company entered into a non-recourse junior loan participation for approximately $0.8 million on a $3.0 million mezzanine loan. In September 2013, the Company entered into a non-recourse junior loan participation for approximately $0.5 million on another $3.0 million mezzanine loan. Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant. The Company's obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Note Payable—Real Estate Owned and Held-For-Sale

        During 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by the Multifamily Portfolio. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and has a maturity date of March 2014 with a one year and three month extension option, subject to certain conditions. In 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million. In September 2013, one of the properties in the Multifamily Portfolio was classified as held-for-sale and thus $11.0 million of the first lien mortgage was classified as held-for-sale and the balance of $42.7 million was classified as real estate owned at December 31, 2013.

Debt Covenants

        The Company's debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. The Company was in compliance with all financial covenants and restrictions at December 31, 2013.

        The Company's CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and the Company would not receive any residual payments until that CDO or CLO regained compliance with such tests. The Company's CDOs and CLOs were in compliance with all such covenants as of December 31, 2013, as well as on the most recent determination date in January 2014. In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7—Debt Obligations (Continued)

Company would be required to fund its non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs or CLOs. However, the Company may not have sufficient liquidity available to do so at such time.

        The chart below is a summary of the Company's CDO and CLO compliance tests as of the most recent determination dates in January 2014:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II
Overcollateralization(1)
Current	167.15%	137.87%	107.80%	142.96%	146.89%
Limit	145.00%	127.30%	105.60%	137.86%	144.25%
Pass / Fail	Pass	Pass	Pass	Pass	Pass
Interest Coverage(2)
Current	547.23%	430.96%	779.18%	289.34%	325.74%
Limit	160.00%	147.30%	105.60%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

        The chart below is a summary of the Company's CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II
January 2014	167.15%	137.87%	107.80%	142.96%	146.89%
October 2013	166.88%	133.77%	106.64%	142.96%	146.89%
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%
April 2013	174.76%	138.97%	106.56%	142.96%	146.89%
January 2013	172.73%	138.89%	105.90%	142.96%	—

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 8—Noncontrolling Interest

        Noncontrolling interest of $1.9 million as of December 31, 2012 represents a third party's one third interest in the equity of a consolidated subsidiary that owns an investment that carried a note payable related to the exchange of POM profits interest transaction discussed in Note 7—"Debt Obligations." In September 2013, a portion of the investment was redeemed by Lightstone and the related note payable was repaid. In the fourth quarter of 2013, the entity's operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated. Upon completion of this transaction, the Company deconsolidated the entity and noncontrolling interest was reduced to zero. See Note 5—"Investments in equity affiliates" for further details. For the years ended December 31, 2013 and 2012, the Company recorded income of $0.1 million and $0.2 million, respectively, as well as distributions of $2.1 million which included a distribution of $0.9 million related to the transaction discussed above, and $0.2 million, respectively, attributable to the noncontrolling interest.

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

December 31, 2013

Note 9—Variable Interest Entities (Continued)

        The Company is not obligated to provide, has not provided, and does not intend to provide financial support to any of the consolidated CDOs and CLOs.

Unconsolidated VIEs

        The Company determined that it is not the primary beneficiary of 40 VIEs in which it has a variable interest as of December 31, 2013 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance. VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $645.0 million and exposure to real estate debt of approximately $3.7 billion at December 31, 2013.

        The following is a summary of the Company's variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of December 31, 2013:

Type	Carrying Amount(1)	Maximum Exposure to Loss(2)
Loans	$417,998,101	$417,998,101
Loans and equity investments	115,253,740	115,253,740
RMBS	109,041,129	109,041,129
CMBS	2,100,000	2,100,000
Junior subordinated notes(3)	578,000	578,000

Total	$644,970,970	$644,970,970

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2013, $185.0 million of loans to VIEs had corresponding loan loss reserves of approximately $110.9 million and $44.3 million of loans to VIEs were related to loans classified as non-performing. See Note 3—"Loans and Investments" for further details.

(2)
The Company's maximum exposure to loss as of December 31, 2013 would not exceed the carrying amount of its investment.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10—Derivative Financial Instruments

        The following is a summary of the derivative financial instruments held by the Company as of December 31, 2013 and 2012 (dollars in thousands):

		Notional Value						Fair Value
Designation\Cash Flow	Derivative	Count	December 31, 2013	Count	December 31, 2012	Expiration Date	Balance Sheet Location	December 31, 2013	December 31, 2012
Non-Qualifying	Basis Swaps	1	$11,600	8	$603,524	2015	Other Assets	$5	$128

Non-Qualifying	LIBOR Caps	—	$—	1	$6,000	—	Other Assets	$—	$—

Qualifying	LIBOR Cap	—	$—	1	$73,301	—	Other Assets	$—	$—

Qualifying	Interest Rate Swaps	14	$297,532	14	$312,227	2014 - 2017	Other Liabilities	$(24,794)	$(37,755)

Non-Qualifying	Forward Contracts	8	$—	12	$—	2016 - 2036	Other Assets	$6,397	$10,800

        The Non-Qualifying Basis Swaps Hedges are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. During the year ended December 31, 2013, seven basis swaps matured with a combined notional value of approximately $499.4 million and the notional value of one basis swap decreased by approximately $92.6 million pursuant to the contractual terms of the respective swap agreement. The Non-Qualifying LIBOR Cap Hedge with a notional value of approximately $6.0 million at December 31, 2012 also matured during the year ended December 31, 2013. The Company entered into these hedges in the fourth quarter of 2010 and the first quarter of 2011 due to loan agreements which required LIBOR Caps of 1% to 2%. During the year ended December 31, 2012, a basis swap matured with a notional value of approximately $110.1 million and the notional value of four basis swaps decreased by approximately $140.4 million pursuant to the contractual terms of the respective swap agreements. For the years ended December 31, 2013, 2012 and 2011, the change in fair value of the Non-Qualifying Swaps was $(0.1) million, $(1.4) million and $0.2 million, respectively, and was recorded in interest expense on the Consolidated Statements of Operations.

        The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the year ended December 31, 2013, the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement. The Qualifying LIBOR Cap Hedge with a notional value of approximately $73.3 million at December 31, 2012 also

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10—Derivative Financial Instruments (Continued)

matured during the year ended December 31, 2013. During the year ended December 31, 2012, ten interest rate swaps matured with a combined notional value of approximately $196.4 million and the notional value on an interest rate swap decreased by approximately $6.4 million pursuant to the contractual terms of the respective swap agreement. As of December 31, 2013, the Company expects to reclassify approximately $(12.3) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant. Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. As of December 31, 2013 and 2012, the Company has a net deferred loss of $1.6 million and $2.2 million, respectively, in accumulated other comprehensive loss. The Company recorded $0.9 million, $0.9 million and $1.8 million as additional interest expense related to the amortization of the loss for the years ended December 31, 2013, 2012 and 2011, respectively, and $0.2 million as a reduction to interest expense related to the accretion of the net gains for each of the years ended December 31, 2013, 2012 and 2011. The Company expects to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

        The fair value of Non-Qualifying Forward Contracts was $6.4 million as of December 31, 2013 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $66.0 million of RMBS investments, which is net of $1.5 million of net losses in fair value, and $59.6 million of repurchase financing. The fair value of Non-Qualifying Forward Contracts was $10.8 million as of December 31, 2012 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $75.3 million of RMBS investments, net of $64.6 million of repurchase financing. During the year ended December 31, 2013, the Company purchased nine RMBS investments for $85.3 million and financed the purchases with repurchase agreements totaling $73.7 million, which are accounted for as linked transactions and considered forward contracts. The repurchase agreements generally finance 80%—90% of the purchase and bear interest at a rate of 125 to 175 basis points over LIBOR. The Company received total principal paydowns on the RMBS of $31.9 million and paid down the associated repurchase agreement by $27.7 million. During the year ended December 31, 2013, the Company sold 11 RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $61.0 million for approximately $61.4 million and recorded a net gain of $0.4 million related to the settlement of these linked transactions. The 11 RMBS investments were financed with repurchase agreements totaling $52.4 million which were repaid with the proceeds. During the year ended December 31, 2012, the Company purchased 12 RMBS investments for $84.6 million and financed 80%—90% of the purchases with repurchase agreements totaling $71.3 million that bear interest at a rate of 125 to 175 basis points over LIBOR and that are accounted for as linked transactions and considered forward contracts. The Company received total principal paydowns on the RMBS of $9.3 million and paid down the associated repurchase agreement by $6.7 million. For the year ended December 31, 2013, $1.9 million of net interest income and a $1.7 million decrease in fair value was recorded to other income on the Consolidated Statements of Operations. For the year ended December 31, 2012, $1.1 million of net interest income and a $0.2 million increase in fair value was recorded to other income in the Consolidated Statements of Operations. The RMBS investments bear interest at a weighted average fixed rate of 3.34%, have a weighted average stated maturity of 23.1 years, but have weighted average estimated lives of 9.0 years

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10—Derivative Financial Instruments (Continued)

based on the estimated maturities of the RMBS investments. In the first quarter of 2014, the Company sold the majority of its RMBS investments accounted for as linked transactions with an aggregate carrying value of $48.3 million for approximately $48.5 million. These RMBS investments were financed with repurchase agreements totaling $36.0 million which were repaid with the proceeds.

        The following table presents the effect of the Company's derivative financial instruments on the Statements of Operations as of December 31, 2013, 2012 and 2011 (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Year Ended December 31,			Amount of (Loss) Gain Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,			Amount of (Loss) Gain Recognized in Other Income For the Year Ended December 31,
Designation\Cash Flow	Derivative	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Non-Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$—	$—	$(12)	$(22)	$827	$—	$—	$—

Qualifying	Interest Rate Swaps / Cap	$520	$7,699	$20,698	$(14,131)	$(16,565)	$(27,164)	$—	$—	$—	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(1,676)	$167	$—

        The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of December 31, 2013 and 2012 of approximately $(26.3) million and $(40.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(24.8) million and $(37.8) million, respectively, deferred losses on terminated interest swaps of $(1.9) million and $(2.7) million as of December 31, 2013 and 2012, respectively, and deferred net gains on termination of interest swaps of $0.3 million and $0.5 million as of December 31, 2013 and 2012, respectively.

        The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2013 and 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(13.8) million and $(19.2) million, respectively. As of December 31, 2013 and 2012, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $14.2 million and $20.0 million, respectively, which is recorded in other assets in the Company's Consolidated Balance Sheets.

Note 11—Fair Value

Fair Value of Financial Instruments

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11—Fair Value (Continued)

summarizes the carrying values and the estimated fair values of the Company's financial instruments as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$1,523,699,653	$1,550,248,793	$1,325,667,053	$1,316,001,339
Available-for-sale securities	37,315,652	37,315,652	3,552,736	3,552,736
Securities held-to-maturity, net	—	—	42,986,980	43,153,124
Derivative financial instruments	6,402,336	6,402,336	10,927,551	10,927,551
Financial liabilities:
Repurchase agreements and credit facilities.	$159,125,023	$158,735,570	$130,661,619	$130,363,126
Collateralized debt obligations	639,622,981	521,938,885	812,452,845	590,901,757
Collateralized loan obligations	264,500,000	266,436,250	87,500,000	87,500,000
Junior subordinated notes	159,291,427	101,240,185	158,767,145	99,984,066
Notes payable	2,500,000	2,487,287	51,457,708	46,743,406
Mortgage note payable—real estate owned and held-for-sale	53,751,004	52,943,305	53,751,004	50,005,874
Derivative financial instruments	24,794,051	24,794,051	37,754,775	37,754,775

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

        Available-for-sale securities:    Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities and are based on prevailing market data and, in some cases, are derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. Fair values of RMBS investments are approximated based on internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities. The fair values of certain CMBS securities are estimated by the Company using significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11—Fair Value (Continued)

        Held-to-maturity securities:    Fair values are approximated based on internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities.

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

December 31, 2013

Note 11—Fair Value (Continued)

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

        The Company measures certain financial assets and financial liabilities at fair value on a recurring basis, including available—for—sale securities and derivative financial instruments. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2013:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities(1)	$37,315,652	$37,315,652	$734,866	$—	$36,580,786
Derivative financial instruments(2)	6,402,336	6,402,336	—	5,483	6,396,853
Financial liabilities:
Derivative financial instruments	24,794,051	24,794,051	—	24,794,051	—

(1)
The Company's equity securities available-for-sale were measured using Level 1 inputs and the Company's RMBS and CMBS investments available-for-sale were measured using Level 3 inputs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11—Fair Value (Continued)

(2)
The Company's basis swap derivatives were measured using Level 2 inputs and the Company's forward contract derivatives were measured using Level 3 inputs.

        Available-for-sale securities:    Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities. The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs. The fair values of RMBS investments are approximated using Level 3 inputs that require significant judgments, and are used in internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities. The fair value of a CMBS security is estimated by the Company using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

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

        The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale Securities	Derivative Financial Instruments
Balance as of December 31, 2012	$3,200,000	$10,799,536
Adjustments to fair value:
Additions(1)	34,480,786	10,285,729
Paydowns(2)	—	(4,468,205)
Net changes in fair value(3)	—	(1,675,629)
Sales and settlements(4)	(1,100,000)	(8,544,578)

Balance as of December 31, 2013	$36,580,786	$6,396,853

(1)
Represents RMBS investments transferred from held-to-maturity to available-for-sale and forward contract derivatives recorded at fair value in the year ended December 31, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11—Fair Value (Continued)

(2)
Represents the paydowns on the forward contracts during the year ended December 31, 2013.

(3)
Represents the net change in fair value recorded to other income during the year ended December 31, 2013.

(4)
Represents the sale of a CDO bond investment and the settlement of forward contract derivatives during the year ended December 31, 2013.

        The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis, such as impaired loans, impaired real estate owned and land investments. The fair value of these assets was determined using the following inputs as of December 31, 2013:

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value	Fair Value
			Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$85,193,835	$103,951,397	$—	$—	$103,951,397
Non-financial assets:
Impaired real estate owned(2)	3,437,152	3,437,152	—	—	3,437,152
Land investment(3)	6,061,498	6,061,498	—	—	6,061,498

(1)
The Company had an allowance for loan losses of $122.3 million relating to 15 loans with an aggregate carrying value, before loan loss reserves, of approximately $207.5 million at December 31, 2013.

(2)
The Company recorded an impairment loss on one of the properties in its multifamily portfolio in the fourth quarter of 2013.

(3)
The Company recorded land held as collateral for a loan that was transferred to other assets at fair value in the fourth quarter of 2013.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11—Fair Value (Continued)

        Real estate owned and land investments:    The Company performs evaluations of its real estate owned and land investments to determine if the fair value of the property is less than the net carrying value, which may result in impairment. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, comparable sales and other factors deemed necessary by management.

        Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Financial assets:
Impaired loans(1):
Multi-family	$24,472,539	Direct capitalization analysis	Discount rate	7.50% to 8.00% (6.30%)
		and discounted cash flows	Capitalization rate	6.00% to 8.25% (6.98%)
			Revenue growth rate	2.00% to 3.00% (1.73%)
Office	7,330,000	Discounted cash flows	Discount rate	9.25% to 10.00% (9.45%)
			Capitalization rate	8.00% to 8.50% (8.16)%
			Revenue growth rate	2.50% to 3.00% (2.96)%
Land	72,148,858	Discounted cash flows	Discount rate	15.00%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%
CMBS	2,100,000	Discounted cash flows	Discount rate	17.17%
RMBS	34,480,786	Valuation models	Discount rate	(2)
			Loss severity	(2)
Forward Contract Derivatives	6,396,853	Valuation models	Cumulative default rate	(2)
			Voluntary prepayment rate	(2)
Non-financial assets:
Impaired real estate owned	3,437,152	Discounted cash flows	Discount rate	10.00%
			Capitalization rate	8.00%
			Revenue growth rate	2.35%
Land	6,061,498	Comparable sales and	Dollar per acre	$293K/Acre
		discounted cash flows	Discount rate	11.00%

(1)
Includes all impaired loans regardless of the period in which provision was recorded.

(2)
Each RMBS and forward contract derivative is associated with an underlying security that is individually modeled and valued based on the security's specific characteristics, which include current collateral composition, collateral performance projections, tranche credit enhancement and other market factors. Accordingly, as the range of the unobservable inputs used to value each individual security varies greatly, disclosing a range or weighted average of such inputs would not be meaningful. In the first quarter of 2014, the Company sold the majority of these RMBS investments and forward contract derivatives.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11—Fair Value (Continued)

        Impaired Loans and CMBS:    The Company analyzes valuation policies and procedures and analyzes changes in fair value from period to period through its quarterly impairment analysis. Many methods are used to develop and substantiate unobservable inputs such as analyzing discount and capitalization rates as well as researching revenue and expense growth. Significant increases in discount or capitalization rates in isolation would result in a significantly lower fair value measurement while significant increases in revenue growth rates in isolation would result in a significantly higher fair value measurement. Significant decreases in discount or capitalization rates in isolation would result in a significantly higher fair value measurement while significant decreases in revenue growth rates in isolation would result in a significantly lower fair value measurement.

        RMBS and Forward Contract Derivatives:    Fair value is approximated based on internally developed valuation models, which are compared to current non-binding market quotes received from financial sources that trade such securities. Significant unobservable inputs used to calculate the quotes are not readily available to the Company.

        Real estate owned and land investment:    The Asset Management department is responsible for the Company's valuation policies and procedures and analyzes changes in fair value from period to period through its quarterly impairment analysis. Many methods are used to develop and substantiate unobservable inputs such as analyzing discount and capitalization rates as well as researching revenue and expense growth. Significant increases in discount or capitalization rates and comparable sales in isolation would result in a significantly lower fair value measurement while significant increases in revenue growth rates in isolation would result in a significantly higher fair value measurement. Significant decreases in discount or capitalization rates and comparable sales in isolation would result in a significantly higher fair value measurement while significant decreases in revenue growth rates in isolation would result in a significantly lower fair value measurement.

        The Company measures certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following inputs as of December 31, 2013:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,523,699,653	$1,550,248,793	$—	$—	$1,550,248,793
Financial liabilities:
Repurchase agreements and credit facilities	$159,125,023	$158,735,570	$—	$—	$158,735,570
Collateralized debt obligations	639,622,981	521,938,885	—	—	521,938,885
Collateralized loan obligations	264,500,000	266,436,250	—	—	266,436,250
Junior subordinated notes	159,291,427	101,240,185	—	—	101,240,185
Notes payable	2,500,000	2,487,287	—	—	2,487,287
Mortgage note payable—real estate owned and held-for-sale	53,751,004	52,943,305	—	—	52,943,305

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11—Fair Value (Continued)

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

Note 12—Commitments and Contingencies

Contractual Commitments

        The Company's debt facilities which include repurchase agreements, credit facilities, CDOs, CLOs, junior subordinated notes, notes payable and mortgage notes payable have approximate maturities of $531.4 million in 2014, $203.4 million in 2015, $194.2 in 2016, $106.3 million in 2017, $84.2 million in 2018 and $175.9 million thereafter.

        In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $5.8 million as of December 31, 2013 that the Company is obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. In relation to the $5.8 million outstanding balance at December 31, 2013, the Company's restricted cash balance contained approximately $5.8 million available to fund the portion of the unfunded commitments for loans financed by the Company's CDO vehicles.

Litigation

        The Company currently is neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than the following:

        On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the "Trust"), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 12—Commitments and Contingencies (Continued)

been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together "ESI") (formerly Chapter 11 debtors, together the "Debtors") that have emerged from bankruptcy. Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County. There are 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals. A subsidiary of the Company and certain other entities that are affiliates of the Company are included as defendants. The New York State Court action has been removed to the Bankruptcy Court. The Company's affiliates filed a motion to dismiss the three lawsuits.

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

        On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to the Company, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17. The remaining counts in the amended complaint against affiliates of the Company are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks $139 million in the aggregate from director designees and affiliates of the Company. The Company has moved to dismiss the referenced actions and intends to vigorously defend against the claims asserted therein. A hearing date for the motion to dismiss has not been set yet.

        The Company has not made a loss accrual for this litigation because it believes that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13—Equity

Preferred Stock

        In February 2013, the Company completed an underwritten public offering of 1,400,000 shares of 8.25% Series A cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $33.6 million after deducting the underwriting discount and other offering expenses. Also in February 2013, the underwriters exercised a portion of their over-allotment option for 151,500 shares providing additional net proceeds of approximately $3.7 million.

        In May 2013, the Company completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock generating net proceeds of approximately $28.9 million after deducting the underwriting discount and other offering expenses. Also in May 2013, the underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.

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

        In December 2012, the Company entered into an "At-The-Market" ("ATM") equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time the Company could issue and sell through JMP up to 6,000,000 shares of its common stock. Sales of the shares were made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. As of March 15, 2013, JMP sold all of the 6,000,000 shares for net proceeds of $45.6 million.

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

        The Company used the net proceeds from its preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13—Equity (Continued)

        In February 2014, we entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of February 14, 2014, no shares have been sold.

        As of February 14, 2014, the Company has $457.5 million available under its $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

Deferred Compensation

        The Company has a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain directors, officers of the Company and employees of the Company and ACM. On May 1, 2013, the Company issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "Plan"), and recorded $0.5 million to selling and administrative expense in its Consolidated Statements of Operations in the second quarter of 2013. On February 28, 2013, the Company issued 192,750 shares of restricted common stock under the Plan to certain employees of the Company and ACM with a total grant date fair value of $1.5 million and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in the Company's Consolidated Statements of Operations in the first quarter of 2013. One third of the shares vested as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015. During the third quarter of 2013, a total of 667 shares of unvested restricted stock with a grant date fair value of less than $0.1 million were forfeited. As of December 31, 2013, unvested restricted stock consisted of 82,500 shares granted to non-employees with a grant date fair value of $0.7 million, which is subject to remeasurement each reporting period, and 45,333 shares granted to employees of the Company with a grant date fair value of $0.4 million. Expense is recognized ratably over the vesting period in the Company's Consolidated Statements of Operations in selling and administrative expense and employee compensation and benefits expense, respectively. During the year ended December 31, 2013, the Company recorded the ratable portion of the unvested restricted stock to employee compensation and benefits for $0.2 million and to selling and administrative expense for $0.3 million in its Consolidated Statements of Operations.

        On April 3, 2012, the Company issued an aggregate of 90,000 shares of fully vested common stock to the non-management members of the Board of Directors, as well as 6,255 shares of fully vested common stock to a former director who was also the corporate secretary, under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "Plan"), and recorded approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2012. On March 19, 2012, the Company issued 10,000 shares of fully vested common stock under the Plan to a director who is also an officer of the managing member of ACM, and recorded approximately $0.1 million to selling and administrative expense in the Company's Consolidated Statement of Operations for the year ended December 31, 2012. On January 22, 2012, the Company issued 15,000 shares of fully vested common stock under the Plan to a director who was re-appointed to the Board of Directors on December 19, 2011, and accrued approximately $0.1 million to selling and administrative expense in the Company's Consolidated Statement of Operations for the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13—Equity (Continued)

year ended December 31, 2011. In February 2013, the Board of Directors authorized the issuance of approximately 200,000 shares of restricted common stock under the Plan to certain employees of the Company and ACM. The effective date of the grant will be February 28, 2013 and will vest over a two year period. One third of the shares will vest as of the date of grant, one third will vest in February 2014, and the remaining third will vest in February 2015.

        On December 12, 2011, the Company issued an aggregate of 250,000 shares of common stock under the Plan to certain employees of the Company and ACM. The 250,000 common shares underlying the stock awards granted were fully vested as of the date of grant and the Company recorded approximately $0.4 million to employee compensation and benefits and approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2011. On July 22, 2011, the Company issued an aggregate of 105,000 shares of common stock under the Plan to the non-management members of the Board of Directors. The 105,000 common shares underlying the stock awards granted were fully vested as of the date of grant and the Company recorded approximately $0.5 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2011. On April 1, 2010, the Company issued an aggregate of 90,000 shares of common stock under the Plan to the independent members of the Board of Directors. The 90,000 common shares underlying the stock awards granted were fully vested as of the date of grant and the Company recorded $0.3 million to selling and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2010. In May 2009, the Company's stockholders approved an amendment to the Plan to authorize the grant of stock options, as well as the authorization of an additional 1,250,000 shares of the Company's common stock to be reserved for issuance under the Plan.

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

Warrants

        In connection with a debt restructuring with Wachovia Bank in 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. Of such warrants, 500,000 warrants are exercisable at a price of $3.50, 250,000 warrants are exercisable at a price of $4.00 and 250,000 warrants are exercisable at a price of $5.00. As of December 31, 2013, all of the warrants were exercisable, expire on July 23, 2015 and no warrants have been exercised to date.

Accumulated Other Comprehensive Loss

        At December 31, 2013, accumulated other comprehensive loss was $25.2 million and consisted of $26.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities. At December 31, 2012, accumulated other comprehensive loss was $39.6 million and consisted of $40.0 million of net unrealized losses on

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13—Equity (Continued)

derivatives designated as cash flow hedges and a $0.4 million unrealized gain related to available-for-sale securities.

        Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
			Statement of Operations Caption
	2013	2012
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps / Cap	$(14,131)	$(16,565)	Interest expense(1)

Net realized gain on sale of available-for-sale investments:
CDO bond investment	$100	$—	Other income(2)

(1)
See Note 10—"Derivative Financial Instruments" for additional details.

(2)
See Note 4—"Securities" for additional details.

Note 14—Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. The Company's common stock equivalents include the dilutive effect of warrants outstanding.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 14—Earnings Per Share (Continued)

        The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2013, 2012, and 2011, respectively.

	Year Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations, net of noncontrolling interest and preferred stock dividends	$17,112,078	$17,112,078	$16,492,062	$16,492,062	$(37,311,821)	$(37,311,821)
(Loss) income from discontinued operations	(444,123)	(444,123)	5,008,826	5,008,826	(2,999,892)	(2,999,892)

Net income (loss) attributable to Arbor Realty Trust, Inc. common stockholders(1)	$16,667,955	$16,667,955	$21,500,888	$21,500,888	$(40,311,713)	$(40,311,713)

Weighted average number of common shares outstanding	42,399,872	42,399,872	26,956,938	26,956,938	24,968,894	24,968,894
Dilutive effect of warrants(2)	—	435,272	—	254,349	—	—

Weighted average number of common shares outstanding	42,399,872	42,835,144	26,956,938	27,211,287	24,968,894	24,968,894

Income (loss) from continuing operations, net of noncontrolling interest and preferred stock dividends, per common share	$0.40	$0.40	$0.61	$0.61	$(1.49)	$(1.49)
Income (loss) from discontinued operations per common share	(0.01)	(0.01)	0.19	0.18	(0.12)	(0.12)

Net income (loss) attributable to Arbor Realty Trust, Inc. per common share(1)	$0.39	$0.39	$0.80	$0.79	$(1.61)	$(1.61)

(1)
Net of noncontrolling interest and preferred stock dividends.

(2)
In connection with a debt restructuring with Wachovia Bank in the third quarter of 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00. For the year ended December 31, 2011, the Company had a net loss and thus did not have a dilutive effect from the warrants.

Note 15—Related Party Transactions

        Due from related party was approximately $0.1 million at both December 31, 2013 and 2012 and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

        Due to related party was $2.8 million and $3.1 million at December 31, 2013 and December 31, 2012, respectively, and consisted primarily of base management fees due to ACM that were remitted by the Company in the following quarter.

        In October 2013, the Company purchased, at par, a $3.0 million mezzanine loan from ACM who originated the loan in September 2013 to a third party entity. The loan has a fixed interest rate of 13.00% and a maturity date of October 2018. Interest income recorded from this loan was approximately $0.1 million for the year ended December 31, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15—Related Party Transactions (Continued)

        In June 2013, the Company's board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with the Company's manager involving the acquisition of its manager's Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of its current business. Although there have been preliminary discussions between the Special Committee and representatives of the Company's manager, it cannot provide any assurance regarding the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing, or whether any transaction between the Company and its manager will occur at all. Also, in connection with evaluating a potential transaction with the Company's manager, the Special Committee has engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees to date.

        In April 2013, the Company originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity. The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013. In November 2013, we originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%. Interest income recorded from these loans totaled approximately $3.1 million for the year ended December 31, 2013.

        In April 2013, the Company also purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired a property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction. Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan. The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options. Interest income recorded from this loan totaled approximately $0.2 million for the year ended December 31, 2013.

        In January 2013, the Company originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on the Company's Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity. Mr. Green also provided a $0.4 million personal guaranty on the bridge loan. The loan bears interest at a rate of one-month LIBOR plus 6.00% and has a maturity date of January 2015. Interest income recorded from this loan totaled approximately $0.5 million for the year ended December 31, 2013.

        In December 2012, ACM acquired a multifamily property in Detroit, Michigan and simultaneously sold the property to a third party, who received a $30.0 million bridge loan from the Company. ACM retained a $6.0 million preferred equity interest in the entity. The loan to the Company bears interest at a rate of one-month LIBOR plus 5.00% with a LIBOR cap of 1.00% and has a maturity date of November 2014 with three one year extension options. Interest income recorded from this loan totaled approximately $1.6 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15—Related Party Transactions (Continued)

        In September 2012, the Company purchased, at par, a $5.1 million bridge loan from ACM. The loan was originated by ACM in May 2012 to a third party entity that acquired a multifamily property from ACM. The loan bears interest at a rate of one-month LIBOR plus 5.50% with a LIBOR floor of 0.24% and has a maturity date of May 2015. Interest income recorded from this loan totaled approximately $0.3 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

        In December 2011, the Company completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio ("Lexford"), which is a portfolio of multi-family assets. The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which the Company held a $10.5 million interest, and Mr. Fred Weber, the Company's executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020. Interest income recorded from the preferred equity investment totaled approximately $1.1 million, $1.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The new preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020. The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity. During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero. The Company records this investment under the equity method of accounting. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, the Company's chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest. Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest. The Company has provided limited ("bad boy") guarantees for certain debt controlled by Lexford. The bad boy guarantees may become a liability for the Company upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or the Company. At December 31, 2013, this debt had an aggregate outstanding balance of $703.6 million and is scheduled to mature between 2017 and 2023.

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

December 31, 2013

Note 15—Related Party Transactions (Continued)

        During the second quarter of 2011, the Company originated a loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $24.4 million, of which one property in the portfolio was previously financed with an $11.7 million loan that was purchased by ACM. The $11.7 million loan was repaid as part of the $24.4 million loan on the portfolio. The new loan had a variable interest rate of LIBOR plus 4.75% and was repaid in full in January 2013. Interest income recorded from this loan totaled approximately $0.1 million, $1.7 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        During the first quarter of 2011, the Company originated four mortgage loans totaling $28.4 million to borrowers which were secured by property purchased from ACM or its affiliate. Two of the loans totaling $22.4 million have maturity dates of March 2014 and a combined weighted average variable interest rate of 6.20% as of December 31, 2013 and were secured by the same property. The third was a $2.0 million bridge loan with a maturity date of February 2013 and an interest rate of one-month LIBOR plus 6.00%, which was paid off in the third quarter of 2012. The fourth was a $4.0 million bridge loan with an original maturity date in April 2013 which was extended to March 2014 and an interest rate of one-month LIBOR plus 6.00%. Interest income recorded from these loans totaled approximately $1.8 million, $1.9 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations. The Company's chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company's chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM. In addition, Mr. Kaufman and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company's employees and directors also hold an ownership interest in ACM. Furthermore, one of the Company's former directors is general counsel to ACM and another of the Company's directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM. ACM currently holds approximately 5.3 million of the Company's common shares, representing approximately 11% of the voting power of the Company's outstanding stock as of December 31, 2013. The Company's Board of Directors approved a resolution under the Company's charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the ownership interest limit of the Company's common stock stated in the Company's charter as amended. In May 2012, the Company's charter was amended to lower each of the general aggregate stock

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15—Related Party Transactions (Continued)

ownership limit and the general common stock ownership limit from 7% to 5% unless an exemption is granted by the Company's Board of Directors.

Note 16—Distributions

        The following table presents dividends declared by the Board of Directors on the Company's common stock from January 1, 2013 through December 31, 2013:

Declaration Date	For Quarter Ended	Record Date	Payment Date	Dividend Per Share
November 6, 2013	September 30, 2013	November 20, 2013	December 2, 2013	$0.13
July 31, 2013	June 30, 2013	August 14, 2013	September 3, 2013	$0.13
May 1, 2013	March 31, 2013	May 15, 2013	May 31, 2013	$0.12
February 12, 2013	December 31, 2012	March 5, 2013	March 12, 2013	$0.12

        On February 12, 2014, the Board of Directors declared a cash dividend of $0.13 for the quarter ended December 31, 2013. The dividend is payable on February 28, 2014 to common stockholders of record on February 25, 2014.

        The following table presents dividends declared by the Board of Directors on the Company's 8.25% Series A preferred stock from February 1, 2013 (date of issuance) through December 31, 2013:

Declaration Date	For Period Beginning	For Period Ended	Record Date	Payment Date	Dividend Per Share
October 25, 2013	September 1, 2013	November 30, 2013	November 15, 2013	December 2, 2013	$0.515625
July 31, 2013	June 1, 2013	August 31, 2013	August 14, 2013	September 3, 2013	$0.515625
May 1, 2013	February 1, 2013	May 31, 2013	May 15, 2013	May 31, 2013	$0.6875

        On February 3, 2014, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from December 1, 2013, through February 28, 2014. The dividend is payable on February 28, 2014 to preferred stockholders of record on February 15, 2014. The Company accrued dividends of $0.3 million in the fourth quarter of 2013.

        The following table presents dividends declared by the Board of Directors on the Company's 7.75% Series B preferred stock from May 9, 2013 (date of issuance) through December 31, 2013:

Declaration Date	For Period Beginning	For Period Ended	Record Date	Payment Date	Dividend Per Share
October 25, 2013	September 1, 2013	November 30, 2013	November 15, 2013	December 2, 2013	$0.484375
July 31, 2013	May 9, 2013	August 31, 2013	August 14, 2013	September 3, 2013	$0.6028

        On February 3, 2014, the Board of Directors also declared a cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from December 1, 2013, through February 28, 2014. The dividend is payable on February 28, 2014 to preferred stockholders of record on February 15, 2014. The Company accrued dividends of $0.2 million in the fourth quarter of 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16—Distributions (Continued)

        The Company declared and paid distributions of $14,500, $12,236 and $14,500 for the years ended December 31, 2013, 2012 and 2011, respectively, representing the 12.5% return on the preferred shares issued to third parties by its subsidiary REIT.

        The Company must currently distribute at least 90% of its taxable income in order to qualify as a REIT and must distribute 100% of its taxable income in order not to be subject to corporate federal income taxes on retained income. The Company anticipates it will distribute all of its taxable income to its stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation or provision for loan losses), in certain circumstances, the Company may generate operating cash flow in excess of its distributions or, alternatively, may be required to borrow to make sufficient distribution payments. The Company was in compliance with all REIT requirements as of December 31, 2013, 2012 and 2011.

        The following table presents dividends paid by the Company on its common and preferred stock for the years ended December 31, 2013 and 2012:

			For Tax Purposes
			Dividend Classified as Ordinary Income			Capital Gain Distribution		Dividend Classified as Return of Capital
Year	Total Dividends Paid(1) (In Thousands)	Dividend Paid Per Share	Percent	Dividend Paid Per Share	Qualified Dividend Income(2)	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share
Common Stock:
2013	$21,327	$0.500	100%	$0.500	—	—	—	—	—
2012	$8,031	$0.285	100%	$0.285	—	—	—	—	—
8.25% Series A Preferred Stock:
2013	$2,667	$1.719	100%	$1.719	—	—	—	—	—
7.75% Series B Preferred Stock:
2013	$1,370	$1.087	100%	$1.087	—	—	—	—	—

(1)
The Company did not pay dividends on its common stock in 2011 and 2013 is the initial year for the preferred stock dividends.

(2)
Qualified dividend income is eligible for reduced dividend rates.

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

December 31, 2013

Note 17—Management Agreement (Continued)

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

December 31, 2013

Note 17—Management Agreement (Continued)

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

December 31, 2013

Note 17—Management Agreement (Continued)

affiliates may pursue any other type of investment (except Structured Finance Investments) without the Company's consent.

        The following table sets forth the Company's base management fees and incentive fees for the periods indicated:

	Year Ended December 31,
Management Fees:	2013	2012	2011
Base(1)	$10,900,000	$10,000,000	$8,300,000
Incentive	—	—	—

Total management fee	$10,900,000	$10,000,000	$8,300,000

(1)
Included in base management fees at December 31, 2013 and 2012 was $2.8 million and $3.1 million, respectively, which was included in due to related party. These amounts are paid in the quarters subsequent to each respective year end.

        For the years ended December 31, 2013, 2012 and 2011, no "success-based" payments were made.

        Installments of the annual incentive fee are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. For the years ended December 31, 2013, 2012 and 2011, ACM did not earn an incentive management fee.

        Additionally, in 2007, ACM, received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company's equity affiliates.

Note 18—Income Taxes

        The Company is organized and conducts its operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. The Company did not have REIT—federal taxable income net of dividends paid and net operating loss deductions for the years ended December 31, 2013, 2012 and 2011, and therefore, has not provided for federal income tax expense, except for $0.4 million of federal alternative minimum tax recorded in 2012.

        Certain of the Company's assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. The Company did not record a provision for current income taxes related to the assets that are held in taxable REIT subsidiaries for the years ended December 31, 2013, 2012 and 2011 as they were in a net loss position. However, during the year ended December 31, 2012, the Company recorded a $1.4 million benefit from income taxes for the receipt of a refund of federal income taxes paid by a taxable REIT subsidiary in a prior year.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 18—Income Taxes (Continued)

        In 2012, the Company recorded $0.2 million of estimated state income taxes incurred in those states that did not adopt the federal tax law that allows the Company to elect to defer income generated from certain debt extinguishment transactions. There were no such estimated income taxes for the years ended December 31, 2013 and 2011. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at the Company's election, deferred to future periods.

        The Company's (benefit) provision for income taxes was comprised as follows:

	Year Ended December 31,
	2013	2012	2011
Current tax (benefit) provision:
Federal	$—	$(1,025,508)	$—
State	—	245,517	—

Total current tax (benefit) provision	—	(779,991)	—

Deferred tax (benefit) provision:
Federal—net of valuation allowance	—	(13,695)	—
State—net of valuation allowance	—	(7,872)	—

Total deferred tax (benefit) provision	—	(21,567)	—

Total (benefit) provision	$—	$(801,558)	$—

        The Company's effective income tax rate as a percentage of pretax income or loss differed from the U.S. federal statutory rate was as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(35.7)	(41.0)	(41.9)
State and local income taxes, net of federal tax benefit	(1.1)	(1.1)	(0.9)
Change in valuation allowance	1.8	9.8	7.8
Refund	—	(6.5)	—

Effective income tax rate	—%	(3.8)%	—%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 18—Income Taxes (Continued)

        The significant components of deferred tax assets (liabilities) were as follows:

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Expenses not currently deductible	$1,585,723	$1,705,929
Net operating and capital loss carryforwards	5,534,018	3,180,736
Interest in equity affiliates—net	(1,489,269)	(1,034,317)

Deferred tax assets	5,630,472	3,852,348
Valuation allowance	(5,608,905)	(3,830,781)

Net deferred tax asset	$21,567	$21,567

        Deferred tax assets, net of deferred tax liabilities, are included in other assets in the Consolidated Balance Sheet. At December 31, 2013, the Company had approximately $7.1 million of deferred tax assets consisting of expenses not currently deductible, net operating loss carryforwards and capital loss carryforwards. The Company's deferred tax assets are offset by approximately $1.5 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, and a valuation allowance of approximately $5.6 million.

        At December 31, 2012, the Company had approximately $4.8 million of deferred tax assets consisting of expenses not currently deductible, net operating loss carryforwards and capital loss carryforwards. The Company's deferred tax assets are offset by approximately $1.0 million of deferred tax liabilities resulting from timing differences relating to investments in equity affiliates, and a valuation allowance of approximately $3.8 million.

        The taxable REIT subsidiaries have federal and state net operating loss carryforwards as of December 31, 2013 and 2012 of approximately $13.0 million and $17.5 million, respectively, which will expire through 2034 and 2033, respectively. The taxable REIT subsidiaries also have a federal and state capital loss carryover as of December 31, 2013 of approximately $2.4 million, of which $2.0 million will expire in 2017 and $0.4 million will expire in 2019. The Company has concluded that it is more likely than not that the net operating and capital loss carryforwards will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, the Company has established a valuation allowance against substantially all of these net deferred tax assets.

        As of December 31, 2013, the Company (excluding the taxable REIT subsidiaries) will have approximately $182.0 million of federal and state net operating loss carryforwards and approximately $90.0 million of capital loss carryforwards. The net operating losses will expire through 2034 and the capital losses will expire through 2018. In 2013, the Company recorded $113.0 million in capital gain from the redemption of preferred stock in Lightstone. The Capital gain was fully offset by available capital loss carryforwards.

        The Company has assessed its tax positions for all open tax years, which includes 2011 to 2013, and concluded there were no material uncertainties to be recognized. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2013, 2012 and 2011.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited

        The following tables represent summarized quarterly financial data of the Company for the years ended December 31, 2013 and 2012 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

        Net income (loss) shown agrees with the Company's quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items vary from such reports due to the presentation of discontinued operations being retroactively reclassified from property operating activity and related depreciation due to the classification of a real estate investment that was part of a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

portfolio of multifamily properties as held-for-sale sale in 2013 and the sale of a real estate investment that was part of a portfolio of hotel properties in 2012.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net interest income	$15,526,603	$15,097,248	$13,996,043	$12,346,578
Total other revenue	5,465,819	6,688,523	8,251,944	9,713,786
Total other expenses	16,083,239	17,700,377	17,873,676	18,412,689

Income from continuing operations before gain on extinguishment of debt and income (loss) from equity affiliates	4,909,183	4,085,394	4,374,311	3,647,675
Gain on extinguishment of debt	—	1,167,772	—	3,763,000
Income (loss) from equity affiliates	40,937	(81,723)	(81,804)	(81,885)

Income from continuing operations	4,950,120	5,171,443	4,292,507	7,328,790
Loss from discontinued operations	(172,644)	(79,716)	(90,191)	(101,572)

Net income	4,777,476	5,091,727	4,202,316	7,227,218

Preferred stock dividends	1,410,305	1,410,333	1,152,617	533,328
Net income attributable to noncontrolling interest	—	16,715	53,833	53,651

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$3,367,171	$3,664,679	$2,995,866	$6,640,239

Basic earnings per common share(1):
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.07	$0.08	$0.07	$0.20
Loss from discontinued operations	—	—	—	—

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.07	$0.08	$0.07	$0.20

Diluted earnings per common share(1):
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.07	$0.08	$0.07	$0.19
Loss from discontinued operations	—	—	—	—

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.07	$0.08	$0.07	$0.19

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 20—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net interest income	$11,034,505	$10,520,512	$9,731,906	$7,845,007
Total other revenue	5,580,252	7,477,408	7,931,963	8,312,312
Total other expenses	17,473,474	19,439,955	23,310,912	22,064,620

Loss from continuing operations before gain on extinguishment of debt, income (loss) from equity affiliates and benefit (provision) for income taxes	(858,717)	(1,442,035)	(5,647,043)	(5,907,301)
Gain on extinguishment of debt	—	4,144,688	20,968,214	5,346,121
Income (loss) from equity affiliates	2,347	(225,493)	(224,136)	(250,574)

(Loss) income before benefit (provision) for income taxes	(856,370)	2,477,160	15,097,035	(811,754)
Benefit (provision) for income taxes	275,000	(275,000)	(600,000)	1,401,558

(Loss) income from continuing operations	(581,370)	2,202,160	14,497,035	589,804

Gain on sale of real estate held-for-sale	466,310	—	—	3,487,145
(Loss) income from operations of real estate held-for-sale	(98,210)	(87,855)	1,102,794	138,642

Income (loss) from discontinued operations	368,100	(87,855)	1,102,794	3,625,787

Net (loss) income	(213,270)	2,114,305	15,599,829	4,215,591
Net income attributable to noncontrolling interest	53,969	53,976	53,811	53,811

Net (loss) income attributable to Arbor Realty Trust, Inc. common stockholders	$(267,239)	$2,060,329	$15,546,018	$4,161,780

Basic (loss) earnings per common share(1):
(Loss) income from continuing operations, net of noncontrolling interest and preferred stock dividends	$(0.02)	$0.07	$0.58	$0.02
Income (loss) from discontinued operations	0.01	—	0.04	0.15

Net (loss) income attributable to Arbor Realty Trust, Inc. common stockholders	$(0.01)	$0.07	$0.62	$0.17

Diluted (loss) earnings per common share(1):
(Loss) income from continuing operations, net of noncontrolling interest and preferred stock dividends	$(0.02)	$0.07	$0.58	$0.02
Income (loss) from discontinued operations	0.01	—	0.04	0.15

Net (loss) income attributable to Arbor Realty Trust, Inc. common stockholders	$(0.01)	$0.07	$0.62	$0.17

(1)
The total for the year may differ from the sum of the quarters as a result of weighting.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2013

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multi-family	Various	IO	2014 - 2017	LIBOR + 3.49% - 5.60% Floor 0.25% - 0.48%	$—	$219,930,532	$214,377,554	$—
Bridge loans less than 3% of carrying amount of total loans(6):
Multi-family	Various	IO	2014 - 2020	LIBOR + 2.60% - 15.64% Floor 0.17% - 1.50% Fixed 10.00% - 15.00%	11,000,000	624,059,592	616,544,218	4,006,693
Office	Various	IO	2014 - 2020	LIBOR + 3.10% - 8.00% Floor 0.24% - 4.25% Fixed 4.00% - 6.30%	—	156,715,698	152,482,970	6,277,844
Land	Various	IO	2014 - 2016	LIBOR + 4.50% Fixed 7.00% - 11.64%	2,855,000	107,418,594	69,233,293	—
Hotel	Various	IO / PI	2017	LIBOR + 7.25% Floor 0.50%	—	34,181,252	34,181,252	—
Commercial	NY	PI	2017	LIBOR + 3.23% Floor 0.24%	—	22,728,245	22,728,245	—
Retail	NJ	IO	2014	LIBOR + 5.75% Floor 0.29%	—	6,750,000	6,750,000	—

					13,855,000	951,853,382	901,919,978	10,284,537

Total Bridge Loans					13,855,000	1,171,783,914	1,116,297,532	10,284,537

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans(6):
Multi-family	Various	IO / PI	2014 - 2045	LIBOR + 3.51% - 12.00% Fixed 4.00% - 15.00%	493,840,977	89,966,018	75,832,439	447,846
Office	Various	IO / PI	2015	Fixed 9.39% - 10.00%	142,020,551	18,779,285	18,735,412	—
Land	CA	IO	2014	—	—	9,332,969	—	—
Commercial	NY	PI	2017	LIBOR + 4.23% Floor 0.24%	—	471,900	469,618	—

Total Mezzanine Loans					635,861,528	118,550,172	95,037,469	447,846

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2013

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Junior Participations:
Junior participation loans in excess of 3% of carrying amount of total loans:
Office	Various	IO	2016	LIBOR + 2.00% - 6.71%	88,500,000	95,000,000	95,000,000	—
Junior participation loans less than 3% of carrying amount of total loans(6):
Multi-family	Various	IO	2014	LIBOR + 1.25%	185,000,000	32,000,000	—	—
Office	Various	IO / PI	2014 - 2017	LIBOR + 5.29% Fixed 4.00% - 10.07%	1,334,319,803	86,337,542	61,050,989	—
Hotel	Various	IO / PI	2014	LIBOR + 1.79%	46,347,139	35,000,000	35,000,000	—

Total Junior Participations					1,654,166,942	248,337,542	191,050,989	—

Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans(6):
Multi-family	Various	IO	2014 - 2020	LIBOR + 9.85% Fixed 2.36% - 15.00%	557,207,083	102,573,673	102,389,316	—
Office	NY	IO	2014	LIBOR + 6.75% Floor 0.25%	—	2,000,000	2,000,000	—
Commercial	NY	IO	2017	Fixed 12.00%	22,750,000	1,700,000	1,700,000	—
Condo	NY	IO	2014	Fixed 17.00%	25,603,873	15,250,000	15,224,347	—

Total Preferred Equity Loans					605,560,956	121,523,673	121,313,663	—

Total Loans					$2,909,444,426	$1,660,195,301	$1,523,699,653	$10,732,383

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
During 2013, $52.5 million of loans were modified to $51.7 million and $189.5 million of loans were extended.

(5)
The federal income tax basis is approximately $1.5 billion.

(6)
Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2013

        The following table reconciles the Company's loans and investments carrying amounts for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,325,667,053	$1,302,440,660	$1,414,225,388
Additions during period:
New loan originations	591,537,200	275,633,168	206,477,919
Funding of unfunded loan commitments(1)	322,926	7,271,166	3,660,638
Accretion of unearned revenue	5,385,999	2,794,627	2,203,739
Loan charge-offs	24,713,459	46,585,800	27,062,564
Recoveries of reserves	2,215,443	917,966	6,124,954
Charge-off on loan converted to other assets	19,000,000	—	—
Charge-off on loans converted to real estate owned	—	—	31,710,929
Deductions during period:
Loan payoffs	(324,358,463)	(171,822,185)	(108,668,220)
Proceeds and receivables from sale of loans	(4,424,097)	(17,945,000)	(31,450,000)
Proceeds used against junior loan participations	—	(34,000,000)	—
Loan paydowns	(54,261,753)	(13,889,148)	(55,307,130)
Loss on sale and restructuring of loans	—	—	(4,710,000)
Use of loan charge-offs	(24,713,459)	(46,585,800)	(27,062,564)
Loans converted to real estate owned	—	—	(114,810,469)
Loan converted to other assets	(25,000,000)	—	—
Provision for loan losses	(6,500,000)	(23,828,224)	(44,810,000)
Unearned revenue and costs	(5,884,655)	(1,905,977)	(2,207,088)

Balance at end of year	$1,523,699,653	$1,325,667,053	$1,302,440,660

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm has issued a report on management's assessment of the Company's internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2013 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 14, 2014

ITEM 9B.    OTHER INFORMATION

        On February 13, 2014, we entered into an Equity Distribution Agreement (the "Sales Agreement") with JMP Securities LLC ("Sales Agent") through which we may sell up to 7.5 million shares of our common stock from time to time in an At-The-Market ("ATM") equity offering program. The offering of common stock through the ATM program will be made pursuant to the registration statement on Form S-3 (No. 333-189532), made effective on August 5, 2013 by the Securities and Exchange Commission and the prospectus supplement dated February 14, 2014, filed by the Company with the Securities and Exchange Commission.

        This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

        We are filing as Exhibit 10.25 the Sales Agreement. The description of the Sales Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the Sales Agreement filed herewith as an exhibit. On February 14, 2014, Venable LLP delivered an opinion to us in connection with the ATM program. We are filing as Exhibit 5.1 the opinion of Venable LLP.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2014 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2014 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2014 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in the section captioned "Executive Compensation" of the 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2014 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   and (c)    Financial Statements and Schedules.

        See the "Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries" included in Item 8 of this report.

(b)   Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc. /*\
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock. §
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock. /*/
3.6	Amended and Restated Bylaws of Arbor Realty Trust, Inc. /*\/*\
4.1	Form of Certificate for Common Stock.*
4.2	Common Stock Purchase Warrant, Certificate No. W-1, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.3	Common Stock Purchase Warrant, Certificate No. W-2, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.4	Common Stock Purchase Warrant, Certificate No. W-3, dated July 23, 2009, issued to Wachovia Bank, National Association. •
4.5	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate. §
4.6	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate. /*/
5.1
Opinion of Venable LLP with respect to the validity of the up to 7.5 million shares of common stock to be sold from time to time under the Equity Distribution Agreement, dated as of February 13, 2014, between Arbor Realty Trust, Inc. and JMP Securities LLC.
10.1
Second Amended and Restated Management Agreement, dated August 6, 2009, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. §§§
10.2	Services Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC and Arbor Realty Limited Partnership.*
10.3	Non-Competition Agreement, dated July 1, 2003, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and Ivan Kaufman.*

Exhibit Number	Description
10.4	Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.†
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	Form of Restricted Stock Agreement.*
10.7	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.8	Form of Indemnification Agreement.*
10.9
Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.†
10.10
Indenture, dated January 11, 2006, by and between Arbor Realty Mortgage Securities Series 2005-1, Ltd., Arbor Realty Mortgage Securities Series 2005-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.‡
10.11
Indenture, dated December 14, 2006, by and between Arbor Realty Mortgage Securities Series 2006-1, Ltd., Arbor Realty Mortgage Securities Series 2006-1 LLC, Arbor Realty SR, Inc. and Wells Fargo Bank, National Association. ♦
10.12
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.13
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.14
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. §§
10.15
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036. §§
10.16
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. §§
10.17	Exchange Agreement, dated May 6, 2009, among Arbor Realty Trust, Inc., Arbor Realty SR, Inc., Kodiak CDO II, Ltd., Attentus CDO I, Ltd. and Attentus CDO III, Ltd. §§
10.18
Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. §§
10.19
Exchange Agreement, dated as of February 26, 2010, among Arbor Realty SR, Inc. and Taberna Preferred Funding I, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. •

Exhibit Number	Description
10.20	Revolving Bridge Loan and Security Agreement dated as of July 22, 2011, by and between Capital One, National Association as lender and Arbor Realty SR, Inc. as borrower, and Arbor Realty Trust, Inc. as guarantor. ••
10.21
Indenture, dated September 24, 2012, by and between Arbor Realty Collateralized Loan Obligation 2012-1, Ltd., Arbor Realty Collateralized Loan Obligation 2012-1, LLC, Arbor Realty SR, Inc. and U.S. Bank, National Association. ª
10.22	Loan Obligation Purchase Agreement, dated September 24, 2012, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2012-1, Ltd. ª
10.23
Indenture, dated January 28, 2013, by and between Arbor Realty Collateralized Loan Obligation 2013-1, Ltd., Arbor Realty Collateralized Loan Obligation 2013-1, LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ªª
10.24	Loan Obligation Purchase Agreement, dated January 28, 2013, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2013-1, Ltd. ªª
10.25	Equity Distribution Agreement, dated February 13, 2014, by and among Arbor Realty Trust, Inc., Arbor Realty Limited Partnership and JMP Securities LLC.
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2	Consent of Venable LLP, relating to our At-The-Market equity program (included in Exhibit 5.1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2013, filed on February 14, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule IV.

Exhibit Index

/*\	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
/*\/*\	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K (No. 001-32136) which was filed with the Securities and Exchange Commission on December 11, 2007.
*	Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-110472), as amended. Such registration statement was originally filed with the Securities and Exchange Commission on November 13, 2003.
†	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2004.

‡	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005.
♦	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2006.
§	Incorporated by reference to the Registrant's Form 8-A which was filed with the Securities and Exchange Commission on February 1, 2013.
§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.
§§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.
•	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2009.
••	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2011.
ª	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2012.
ªª	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2012.
/*/	Incorporated by reference to the Registrant's Form 8-A which was filed with the Securities and Exchange Commission on May 8, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2014.

ARBOR REALTY TRUST, INC.
By:	/s/ IVAN KAUFMAN
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 14, 2014
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 14, 2014
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	February 14, 2014
/s/ KAREN K. EDWARDS Karen K. Edwards	Director	February 14, 2014
/s/ WILLIAM HELMREICH William Helmreich	Director	February 14, 2014
/s/ WILLIAM C. GREEN William C. Green	Director	February 14, 2014
/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director	February 14, 2014

Signature	Title	Date

/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	February 14, 2014
/s/ JOSEPH MARTELLO Joseph Martello	Director	February 14, 2014
/s/ STANLEY KREITMAN Stanley Kreitman	Director	February 14, 2014