Form 10-Q
period 2014-03-31
ARBOR REALTY TRUST INC
filed 2014-05-01
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 50,136,308 outstanding (excluding 2,650,767 shares held in the treasury) as of May 1, 2014.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our SEC reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets:
Cash and cash equivalents	$32,704,172	$60,389,552
Restricted cash (includes $96,071,579 and $54,051,439 from consolidated VIEs, respectively)	97,161,850	54,962,316
Loans and investments, net (includes $1,034,066,873 and $1,196,434,032 from consolidated VIEs, respectively)	1,574,832,799	1,523,699,653
Available-for-sale securities, at fair value	2,776,077	37,315,652
Investments in equity affiliates	4,680,306	4,680,306
Real estate owned, net (includes $80,787,215 and $80,787,215 from consolidated VIEs, respectively)	110,791,226	111,718,177
Real estate held-for-sale, net	11,444,812	11,477,676
Due from related party (includes $0 and $91,988 from consolidated VIEs, respectively)	281,462	98,058
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $18,907,215 and $19,861,310 from consolidated VIEs, respectively)	46,589,572	54,083,143
Total assets	$1,900,310,225	$1,877,472,482

Liabilities and Equity:
Repurchase agreements and credit facilities	$248,206,026	$159,125,023
Collateralized debt obligations (includes $519,770,974 and $639,622,981 from consolidated VIEs, respectively)	519,770,974	639,622,981
Collateralized loan obligations (includes $264,500,000 and $264,500,000 from consolidated VIEs, respectively)	264,500,000	264,500,000
Junior subordinated notes to subsidiary trust issuing preferred securities	159,423,385	159,291,427
Notes payable	17,498,874	2,500,000
Mortgage note payable — real estate owned	42,745,650	42,745,650
Mortgage note payable — real estate held-for-sale	11,005,354	11,005,354
Due to related party	1,140,910	2,794,087
Due to borrowers	32,656,568	20,326,030
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $12,228,728 and $13,944,737 from consolidated VIEs, respectively)	58,349,055	60,842,515
Total liabilities	1,432,419,929	1,439,876,200
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at March 31, 2014 and December 31, 2013; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding at March 31, 2014, no shares issued and outstanding at December 31, 2013	89,295,905	67,654,655
Common stock, $0.01 par value: 500,000,000 shares authorized; 52,787,075 shares issued, 50,136,308 shares outstanding at March 31, 2014 and 51,787,075 shares issued, 49,136,308 shares outstanding at December 31, 2013	527,870	517,870
Additional paid-in capital	630,644,261	623,993,245
Treasury stock, at cost — 2,650,767 shares at March 31, 2014 and December 31, 2013	(17,100,916)	(17,100,916)
Accumulated deficit	(212,748,410)	(212,231,319)
Accumulated other comprehensive loss	(22,728,414)	(25,237,253)
Total equity	467,890,296	437,596,282
Total liabilities and equity	$1,900,310,225	$1,877,472,482

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income	$24,911,855	$22,988,822
Interest expense	10,591,378	10,642,244
Net interest income	14,320,477	12,346,578
Other revenue:
Property operating income	8,661,515	8,334,328
Other income, net	858,396	1,379,458
Total other revenue	9,519,911	9,713,786
Other expenses:
Employee compensation and benefits	3,385,949	3,083,639
Selling and administrative	1,982,219	2,189,283
Property operating expenses	6,524,138	6,343,313
Depreciation and amortization	1,811,683	1,496,299
Impairment loss on real estate owned	250,000	—
Provision for loan losses (net of recoveries)	134,344	2,500,155
Management fee - related party	2,450,000	2,800,000
Total other expenses	16,538,333	18,412,689
Income from continuing operations before gain on extinguishment of debt and income (loss) from equity affiliates	7,302,055	3,647,675
Gain on extinguishment of debt	—	3,763,000
Income (loss) from equity affiliates	40,048	(81,885)
Income from continuing operations	7,342,103	7,328,790
Income (loss) from discontinued operations	123,588	(101,572)
Net income	7,465,691	7,227,218
Preferred stock dividends	1,590,930	533,328
Net income attributable to noncontrolling interest	—	53,651
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$5,874,761	$6,640,239

Basic earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.12	$0.20
Income (loss) from discontinued operations	—	—
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.12	$0.20

Diluted earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$0.12	$0.19
Income (loss) from discontinued operations	—	—
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$0.12	$0.19

Dividends declared per common share	$0.13	$0.12

Weighted average number of shares of common stock outstanding:
Basic	49,336,308	33,771,925
Diluted	49,752,813	34,236,689

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$7,465,691	$7,227,218
Unrealized loss on securities available-for-sale, net	(58,789)	—
Reclassification of unrealized gain on securities available-for-sale realized into earnings	(431,476)	—
Unrealized loss on derivative financial instruments	(441,773)	(354,980)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	3,440,877	3,495,764
Comprehensive income	9,974,530	10,368,002
Less:
Preferred stock dividends	1,590,930	533,328
Comprehensive income attributable to noncontrolling interest	—	53,651
Comprehensive income attributable to Arbor Realty Trust, Inc. common stockholders	$8,383,600	$9,781,023

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2014

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance — January 1, 2014	2,811,500	$67,654,655	51,787,075	$517,870	$623,993,245	(2,650,767)	$(17,100,916)	$(212,231,319)	$(25,237,253)	$437,596,282
Issuance of common stock			1,000,000	10,000	6,504,000					6,514,000
Issuance of 8.50% Series C preferred stock	900,000	21,641,250								21,641,250
Stock-based compensation					147,016					147,016
Distributions — common stock								(6,387,720)		(6,387,720)
Distributions —preferred stock								(1,590,930)		(1,590,930)
Distributions — preferred stock of private REIT								(4,132)		(4,132)
Net income								7,465,691		7,465,691
Unrealized loss on securities available-for-sale									(58,789)	(58,789)
Reclassification of unrealized gain on securities available-for- sale realized into earnings									(431,476)	(431,476)
Unrealized loss on derivative financial instruments, net									(441,773)	(441,773)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									3,440,877	3,440,877
Balance — March 31, 2014	3,711,500	$89,295,905	52,787,075	$527,870	$630,644,261	(2,650,767)	$(17,100,916)	$(212,748,410)	$(22,728,414)	$467,890,296

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$7,465,691	$7,227,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,811,683	1,632,131
Stock-based compensation	147,016	571,810
Gain on sale of securities	(518,640)	—
Gain on extinguishment of debt	—	(3,763,000)
Provision for loan losses (net of recoveries)	134,344	2,500,155
Impairment loss on real estate owned	250,000	—
Amortization and accretion of interest, fees and intangible assets, net	(1,393,654)	(214,661)
Change in fair value of non-qualifying swaps and linked transactions	46,071	(107,722)
(Loss) income from equity affiliates	(40,048)	81,885
Changes in operating assets and liabilities:
Other assets	(1,437,250)	13,998
Distributions of operations from equity affiliates	40,048	24,365
Other liabilities	83,686	(4,160,838)
Change in restricted cash	(179,394)	239,974
Due to/from related party	(1,836,582)	(2,189,651)
Net cash provided by operating activities	$4,572,971	$1,855,664

Investing activities:
Loans and investments funded, originated and purchased, net	(268,256,928)	(101,354,622)
Payoffs and paydowns of loans and investments	228,173,239	34,733,621
Due to borrowers and reserves	(36,240)	(585,143)
Deferred fees	2,566,938	515,220
Purchase of securities, net	—	(20,500,000)
Principal collections on securities, net	663,684	7,615,742
Investment in real estate, net	(1,278,339)	(2,799,667)
Proceeds from sale of available-for-sale securities	33,904,172	—
Net cash used in investing activities	$(4,263,474)	$(82,374,849)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	132,087,708	23,704,650
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(28,007,831)	(104,962,456)
Proceeds from collateralized loan obligations	—	177,000,000
Payoffs and paydowns of collateralized debt obligations	(119,668,296)	(58,130,055)
Change in restricted cash	(42,020,140)	(29,771,615)
Payments on financial instruments underlying linked transactions	(45,881,649)	(18,265,294)
Receipts on financial instruments underlying linked transactions	52,385,881	18,939,101
Payments on swaps and margin calls to counterparties	(347,106)	(20,644,853)
Receipts on swaps and margin calls from counterparties	3,646,010	22,551,317
Distributions paid to noncontrolling interest	—	(50,167)
Proceeds from issuance of common stock	6,800,000	91,696,328
Expenses paid on issuance of common stock	(206,000)	(2,974,812)
Proceeds from issuance of preferred stock	22,500,000	38,787,500
Expenses paid on issuance of preferred stock	(764,553)	(1,329,526)
Distributions paid on common stock	(6,387,720)	(4,154,553)
Distributions paid on preferred stock	(1,410,305)	—
Distributions paid on preferred stock of private REIT	(4,132)	(4,132)
Payment of deferred financing costs	(716,744)	(3,096,570)
Net cash (used in) / provided by financing activities	$(27,994,877)	$129,294,863
Net (decrease) increase in cash and cash equivalents	$(27,685,380)	$48,775,678
Cash and cash equivalents at beginning of period	60,389,552	29,188,889
Cash and cash equivalents at end of period	$32,704,172	$77,964,567

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2014	2013

Supplemental cash flow information:
Cash used to pay interest	$10,928,537	$13,094,185
Cash used for taxes	$6,706	$108,594
Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$533,328
Distributions accrued on 7.75% Series B preferred stock	$203,438	$—
Distributions accrued on 8.50% Series C preferred stock	$180,625	$—
Accrued and unpaid expenses on preferred stock offerings	$94,197	$142,280
Accrued and unpaid expenses on common stock offerings	$80,000	$120,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

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

The Company organizes and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.  A REIT is generally not subject to federal income tax on its REIT-taxable income distributed to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements.  Certain assets of the Company that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.

The Company’s charter provides for the issuance of up to 500 million shares of common stock, with a par value of $0.01 per share, and 100 million shares of preferred stock, with a par value of $0.01 per share.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”).

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Current accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary.  As a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its three collateralized debt obligation (“CDO”) and two collateralized loan obligation (“CLO”) subsidiaries on its Consolidated Balance Sheets.  Entities in which the Company has significant influence are accounted for primarily under the equity method.

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes.  As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income attributable to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

certain debt extinguishment transactions realized in 2009 or 2010 have been deferred to future periods at the Company’s election.  As of March 31, 2014 and 2013, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the three months ended March 31, 2014 and 2013.  Certain of the Company’s assets that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended March 31, 2014 and 2013, the Company did not record any provision for income taxes for these taxable REIT subsidiaries.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to current period presentation.  During the third quarter of 2013, the Company classified a real estate investment that was part of a portfolio of multifamily properties as held-for-sale, resulting in reclassifications of property operating activity and related depreciation to discontinued operations for all prior periods presented.

Significant Accounting Policies

As of March 31, 2014, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed materially.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The Company early adopted this new guidance in the first quarter of 2014 and it did not have a material effect on the Company’s Consolidated Financial Statements.

In July 2013, the FASB issued updated guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This new accounting guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that would apply in settlement of an uncertain tax position.  The guidance was effective as of the first quarter of 2014 and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,249,994,589	73%	100	5.23%	19.4	0%	73%
Mezzanine loans	100,597,621	6%	28	7.63%	64.5	61%	85%
Junior participation loans	247,495,215	15%	7	4.20%	16.6	60%	81%
Preferred equity investments	108,890,000	6%	14	5.97%	51.7	20%	35%
	1,706,977,425	100%	149	5.27%	23.7	14%	73%
Unearned revenue	(15,401,214)
Allowance for loan losses	(116,743,412)
Loans and investments, net	$1,574,832,799

	December 31, 2013	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,171,783,914	71%	95	5.11%	18.5	0%	76%
Mezzanine loans	118,550,172	7%	27	7.02%	58.2	56%	83%
Junior participation loans	248,337,542	15%	7	4.21%	19.6	60%	81%
Preferred equity investments	121,523,673	7%	15	7.20%	45.5	58%	79%
	1,660,195,301	100%	144	5.26%	23.5	17%	77%
Unearned revenue	(14,218,237)
Allowance for loan losses	(122,277,411)
Loans and investments, net	$1,523,699,653

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

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk.  The Company is subject to concentration risk in that, as of March 31, 2014, the unpaid principal balance related to 29 loans with five different borrowers represented approximately 26% of total assets.  At December 31, 2013, the unpaid principal balance related to 28 loans with five different borrowers represented approximately 30% of total assets.  The Company measures its relative loss position for its mezzanine loans, junior participation loans, and preferred equity investments by determining the point where the Company will be exposed to losses based on its position in the capital stack as compared to the fair value of the underlying collateral.  The Company determines its loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.  First dollar LTV is calculated by comparing the total of the Company’s senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

position.  Last dollar LTV is calculated by comparing the total of the carrying value of the Company’s loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

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

As a result of the loan review process at March 31, 2014 and December 31, 2013, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $188.1 million and $187.5 million, respectively, and a weighted average last dollar LTV ratio of 92% and 93%, respectively.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,128,731,473	66.1%	3.2	9%	70%
Office	326,393,792	19.1%	3.2	34%	80%
Land	116,933,830	6.9%	4.0	3%	87%
Hotel	100,422,768	5.9%	3.7	19%	79%
Commercial	24,745,562	1.4%	3.0	3%	48%
Retail	6,750,000	0.4%	2.5	0%	65%
Condo	3,000,000	0.2%	2.5	28%	42%
Total	$1,706,977,425	100.0%	3.3	14%	73%

	December 31, 2013
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,068,529,815	64.4%	3.3	14%	75%
Office	358,832,526	21.6%	3.2	32%	82%
Land	116,751,563	7.0%	4.0	3%	88%
Hotel	69,181,252	4.2%	3.8	26%	84%
Commercial	24,900,145	1.5%	3.0	3%	49%
Condo	15,250,000	0.9%	3.7	41%	65%
Retail	6,750,000	0.4%	2.5	0%	63%
Total	$1,660,195,301	100.0%	3.3	17%	77%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Geographic Concentration Risk

As of March 31, 2014, 31% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York.  As of December 31, 2013, 36% and 10% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York and Texas, respectively.

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

During the three months ended March 31, 2014, the Company determined that the fair value of the underlying collateral securing an impaired loan with a carrying value of $4.8 million was less than the net carrying value of the loan, resulting in a $1.0 million provision for loan loss.  In addition, during the three months ended March 31, 2014, the Company recorded $0.9 million of net recoveries of previously recorded loan loss reserves resulting in a provision for loan losses, net of recoveries, of $0.1 million.  The $1.0 million of loan loss reserve recorded during the three months ended March 31, 2014 was attributable to a loan on which the Company had previously recorded reserves and is now fully reserved.

During the three months ended March 31, 2013, the Company determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $13.5 million was less than the net carrying value of the loans, resulting in a $2.5 million provision for loan losses.  In addition, during the three months ended March 31, 2013, the Company recorded less than $0.1 million of net recoveries of previously recorded loan loss reserves resulting in a provision for loan losses, net of recoveries, of $2.5 million.  The $2.5 million of loan loss reserves recorded during the three months ended March 31, 2013 was attributable to two loans on which the Company had not previously recorded reserves.

There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of March 31, 2014 and 2013.

At March 31, 2014, the Company had a total of 14 loans with an aggregate carrying value, before loan loss reserves, of $201.4 million for which impairment reserves have been recorded.  At December 31, 2013, the Company had a total of 15 loans with an aggregate carrying value, before loan loss reserves, of $207.5 million for which impairment reserves have been recorded.  Additionally, the Company has seven loans with an unpaid principal balance totaling approximately $111.6 million at March 31, 2014, which mature in September 2014, that are collateralized by a land development project.  The loans do not carry a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%.  During the fourth quarter of 2010, the Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  The Company has recorded cumulative allowances for loan losses of $43.7 million related to these loans as of March 31, 2014.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

During the quarter ended March 31, 2014, the Company wrote off a mezzanine loan with a carrying value of $6.5 million and recorded a charge-off to previously recorded reserves of $5.7 million, and recorded a cash recovery of $0.8 million.

During the quarter ended March 31, 2013, the Company wrote off a bridge loan, two mezzanine loans and a junior participation loan with a total carrying value of $18.5 million and recorded a charge-off to previously recorded reserves of $18.5 million as well as a cash recovery of less than $0.1 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Allowance at beginning of the period	$122,277,411	$161,706,313
Provision for loan losses	1,000,000	2,500,000
Charge-offs	(5,668,342)	(18,461,330)
Recoveries of reserves	(865,657)	(2,939)
Allowance at end of the period	$116,743,412	$145,742,044

A summary of charge-offs and recoveries is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Charge-offs:
Multi-family	$(5,668,342)	$(4,789,815)
Hotel	—	(3,671,515)
Condo	—	(10,000,000)
Total	$(5,668,342)	$(18,461,330)

Recoveries:
Multi-family	$(865,657)	$(2,939)
Total	$(865,657)	$(2,939)

Net Charge-offs	$(4,802,685)	$(18,458,391)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	0.3%	1.2%

A summary of the Company’s impaired loans by asset class is as follows:

	March 31, 2014			Three Months Ended March 31, 2014
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$59,201,774	$58,662,687	$44,252,698	$62,468,774	$213,741
Office	36,086,582	29,726,608	23,972,444	36,086,582	274,795
Land	116,443,178	113,059,998	48,518,270	116,264,564	—
Total	$211,731,534	$201,449,293	$116,743,412	$214,819,921	$488,536

	December 31, 2013			Three Months Ended March 31, 2013
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$65,735,773	$65,186,623	$50,786,697	$59,714,651	$949,080
Office	36,086,582	29,474,065	23,972,444	42,562,808	472,311
Land	116,085,950	112,810,558	47,518,270	139,050,225	—
Total	$217,908,305	$207,471,246	$122,277,411	$241,327,684	$1,421,391

(1)         Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)         Represents an average of the beginning and ending unpaid principal balance of each asset class.

As of March 31, 2014, four loans with an aggregate net carrying value of approximately $10.2 million, net of related loan loss reserves of $39.6 million, were classified as non-performing, all of which had loan loss reserves.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2013, five loans with an aggregate net carrying value of approximately $10.7 million, net of related loan loss reserves of $39.6 million, were classified as non-performing, of which one loan with a carrying value of $0.6 million did not have a loan loss reserve.

A summary of the Company’s non-performing loans by asset class as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014			December 31, 2013
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$41,492,690	$—	$41,492,690	$42,054,539	$32,000,000	$10,054,539
Office	8,277,821	—	8,277,821	8,277,844	—	8,277,844
Total	$49,770,511	$—	$49,770,511	$50,332,383	$32,000,000	$18,332,383

At March 31, 2014, the Company had not refinanced and/or modified or extended any loans which were considered by the Company to be troubled debt restructurings.  During the quarter ended March 31, 2013, the Company did not refinance and/or modify any loans, however, two loans with a combined unpaid principal balance of $14.6 million that were extended during the period were considered to be trouble debt restructurings.  The Company had no unfunded commitments on the modified and extended loans which were considered troubled debt restructurings as of March 31, 2013.

A summary of loan modifications and extensions by asset class that the Company considered to be troubled debt restructurings during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014					Three Months Ended March 31, 2013
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest

Multifamily	—	$—	—	$—	—	1	$6,192,666	5.96%	$6,192,666	5.96%
Office	—	—	—	—	—	1	8,400,000	8.24%	8,400,000	8.24%
Total	—	$—	—	$—	—	2	$14,592,666	7.27%	$14,592,666	7.27%

There were no loans in which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of March 31, 2014 and 2013 and no additional loans were considered to be impaired due to the Company’s troubled debt restructuring analysis for the three months ended March 31, 2014 and 2013.  These loans were modified to increase the total recovery of the combined principal and interest from the loan.

As of March 31, 2014, the Company had total interest reserves of $15.6 million on 53 loans with an aggregate unpaid principal balance of $749.5 million and had a non-performing loan with an unpaid principal balance of $4.2 million with a funded interest reserve of $0.1 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Note 4 — Securities

The following is a summary of the Company’s securities classified as available-for-sale at March 31, 2014:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value

Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$—	$2,100,000
Common equity securities	—	58,789	617,288	676,077

Total available-for-sale securities	$2,100,000	$2,158,789	$617,288	$2,776,077

The following is a summary of the Company’s securities classified as available-for-sale at December 31, 2013:

	Face	Amortized	Cumulative Unrealized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Loss	Fair Value

Residential mortgage-backed security (RMBS)	$39,013,690	$34,049,310	$437,774	$(6,298)	$34,480,786
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	—	2,100,000
Common equity securities	—	58,789	676,077	—	734,866

Total available-for-sale securities	$41,113,690	$36,208,099	$1,113,851	$(6,298)	$37,315,652

The following is a summary of the underlying credit rating of the Company’s available-for-sale debt securities at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total

AA+	—	$—	—	1	$93,715	—
CCC	—	—	—	1	18,417,402	51%
CCC-	1	2,100,000	100%	1	2,100,000	6%
NR	—	—	—	7	15,538,193	43%
	1	$2,100,000	100%	10	$36,149,310	100%

(1) Based on the rating published by Standard & Poor’s for each security.  NR stands for “not rated.”

In the first quarter of 2014, the Company sold all of its RMBS investments which had an aggregate carrying value of $33.4 million, which is net of $0.7 million of principal paydowns received during the quarter, for approximately $33.9 million and recorded a net gain of $0.5 million to other income, net on the Company’s Consolidated Statement of Income, which includes the reclassification of a net unrealized gain of $0.4 million from accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet.  These RMBS investments were financed with two repurchase agreements totaling $25.3 million which were repaid with the proceeds.  See Note 7 — “Debt Obligations” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of 6.2 years, but has an estimated life of 0.2 years based on the extended maturity of the underlying asset and a fair value of $2.1 million at both March 31, 2014 and December 31, 2013.

The Company owns 2,939,465 shares of common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company, which had a fair value of approximately $0.7 million at March 31, 2014 and December 31, 2013.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  The Company’s estimation of cash flows expected to be generated by the securities portfolio is based upon an internal review of the underlying mortgage loans securing the investments both on an absolute basis and compared to the Company’s initial underwriting for each investment and efforts are supplemented by third party research reports, third party market assessments and dialogue with market participants.  Management closely monitors market conditions on which it bases such decisions.  No impairment was recorded on the Company’s available-for-sale securities for the three months ended March 31, 2014 and 2013.

At December 31, 2013, the Company owned two RMBS investments with deteriorated credit quality that had a total aggregate carrying value of $25.8 million. These investments were sold in the first quarter of 2014 for $25.9 million.

The weighted average yield on the Company’s CMBS and RMBS investments based on their face values was 2.25% and 4.49%, including the amortization of premium and the accretion of discount, for the three months ended March 31, 2014 and 2013, respectively.

Note 5 — Investments in Equity Affiliates

The following is a summary of the Company’s investments in equity affiliates at March 31, 2014 and December 31, 2013:

	Investment in Equity Affiliates at		Unpaid Principal Balance of Loans to Equity Affiliates at
Equity Affiliates	March 31, 2014	December 31, 2013	March 31, 2014

Lightstone Value Plus REIT L.P.	$1,894,727	$1,894,727	$—
West Shore Café	1,690,280	1,690,280	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
930 Flushing & 80 Evergreen	92,199	92,199	23,045,561
Lexford Portfolio	100	100	115,861,000
450 West 33rd Street	—	—	—
Ritz-Carlton Club	—	—	—

Total	$4,680,306	$4,680,306	$138,906,561

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

The Company accounts for 450 West 33rd Street investments under the cost method of accounting and the remaining investments under the equity method.

During the three months ended March 31, 2014, there was no material change in the Company’s investments in equity affiliates.

Note 6 — Real Estate Owned and Held-For-Sale

Real Estate Owned

	March 31, 2014			December 31, 2013
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$11,382,579	$10,893,651	$22,276,230	$11,382,579	$10,893,651	$22,276,230
Building and intangible assets	46,539,291	62,233,855	108,773,146	46,115,430	61,632,645	107,748,075
Less: accumulated depreciation and amortization	(9,506,047)	(10,752,103)	(20,258,150)	(8,598,915)	(9,707,213)	(18,306,128)
Real estate owned, net	$48,415,823	$62,375,403	$110,791,226	$48,899,094	$62,819,083	$111,718,177

As of March 31, 2014 and December 31, 2013, the Company’s six multifamily properties (“Multifamily Portfolio”) had a weighted average occupancy rate of approximately 86% and 85%, respectively. During the first quarter of 2014, the Company determined that one of the properties exhibited indicators of impairment and performed an impairment analysis.  As a result of this impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $0.3 million in the Consolidated Statement of Income.

The Multifamily Portfolio had a mortgage note payable of $42.7 million as of March 31, 2014 and December 31, 2013.

For the three months ended March 31, 2014 and 2013, the Company’s five hotel properties in Florida (“Hotel Portfolio”) had a weighted average occupancy rate of approximately 58% and 61%, respectively, a weighted average daily rate of approximately $102 and $94, respectively, and a weighted average revenue per available room of approximately $59 and $58, respectively.

The Company’s real estate assets had restricted cash balances totaling $1.1 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively, due to escrow requirements.

Real Estate Held-For-Sale

The results of operations for properties classified as held-for-sale are reflected on the consolidated financial statements as discontinued operations and are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Revenue:
Property operating income	$596,573	$561,106

Expenses:
Property operating expense	472,985	526,846
Depreciation	—	135,832
Income (loss) from discontinued operations	$123,588	$(101,572)

During 2013, a property in the Multifamily Portfolio was classified as held-for-sale due to a proposed sale transaction.  The corresponding results of operations were reclassified as discontinued operations for all prior periods presented.  The property has a mortgage note payable of $11.0 million at March 31, 2014 and December 31, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Note 7 — Debt Obligations

The Company utilizes various forms of short-term and long-term financing agreements to finance certain of its loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

Repurchase Agreements and Credit Facilities

The following table outlines borrowings under the Company’s repurchase agreements and credit facilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Debt	Collateral	Weighted	Debt	Collateral	Weighted
	Carrying	Carrying	Average	Carrying	Carrying	Average
	Value	Value	Note Rate	Value	Value	Note Rate

$110.0 million warehousing credit facility	$104,491,283	$129,885,000	2.44%	$33,300,540	$45,705,813	2.46%
$50.0 million warehousing credit facility	49,218,180	71,674,000	2.69%	30,838,180	46,774,000	2.70%
$45.0 million warehousing credit facility	41,496,563	58,100,000	2.18%	15,063,750	21,800,000	2.20%
$33.0 million warehousing credit facility	33,000,000	55,000,000	2.69%	33,000,000	55,000,000	2.45%
$20.0 million revolving credit facility	20,000,000	—	8.50%	20,000,000	—	8.50%
Repurchase agreement	—	—	—	12,497,000	15,536,049	1.75%
Repurchase agreement	—	—	—	14,425,553	18,944,735	2.00%

Total repurchase agreements and credit facilities	$248,206,026	$314,659,000	2.98%	$159,125,023	$203,760,597	3.16%

At March 31, 2014 and December 31, 2013, the weighted average note rate for the Company’s repurchase agreements and credit facilities was 2.98% and 3.16%, respectively.  There were no interest rate swaps on these facilities at March 31, 2014 and December 31, 2013.  Including certain fees and costs, the weighted average note rate was 3.26% and 3.57% at March 31, 2014 and December 31, 2013, respectively.

In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In 2013, the Company amended the facility increasing the committed amount to $75.0 million, decreased the rate of interest from 275 basis points over LIBOR to 225 basis points over LIBOR and decreased certain commitment, warehousing and non-use fees.  In March 2014, the facility’s committed amount was increased to $110.0 million, which includes a temporary increase of $10.0 million until June 2014 and requires a 0.13% commitment fee.  The facility has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates.  At March 31, 2014, the outstanding balance of this facility was $104.5 million.  In April 2014, the facility’s $10.0 million temporary increase was repaid as part of the issuance of the Company’s third CLO.

In February 2013, the Company entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In April 2014, the Company amended the facility, increasing the committed amount to $75.0 million.  The facility bears interest at a rate of 225 basis points over LIBOR which was originally 250 basis points over LIBOR, upon closing, requires a 35 basis point commitment fee, which was originally 12.5 basis points, upon closing, matures in March 2015, has warehousing and non-use fees

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At March 31, 2014, the outstanding balance of this facility was $49.2 million.

In June 2013, the Company entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  In February 2014, the Company amended the facility, increasing the committed amount to $45.0 million, and in April 2014 the committed amount was raised to $60.0 million.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in April 2015, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At March 31, 2014, the outstanding balance of this facility was $41.5 million.

In December 2013, the Company entered into a $33.0 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property.  The facility bears interest at a rate of 225 basis points over LIBOR which increased to 250 basis points over LIBOR in February 2014, requires up to a 45 basis point commitment fee and matures in November 2015 with a one year extension option.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At March 31, 2014, the outstanding balance of this facility was $33.0 million.  In April 2014, the facility was repaid in full as part of the issuance of the Company’s third CLO.

In May 2012, the Company entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by the Company’s CDO entities that have been repurchased by the Company.  This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line.  The facility has a debt service coverage ratio requirement for the posting of collateral.  In January 2013, the Company amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment.  The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee.  In May 2013, the Company extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed.  At March 31, 2014, the outstanding balance of this facility was $20.0 million.

In July 2011, the Company entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the three months ended March 31, 2014, the Company paid off the remaining balance of $12.5 million due to the sale of its RMBS investments as well as principal paydowns received.  See Note 4 — “Securities” for further details.  The facility generally financed between 60% and 90% of the value of each investment, had a rolling monthly term, and bore interest at a rate of 125 to 200 basis points over LIBOR.

In June 2012, the Company entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the three months ended March 31, 2014, the Company paid off the remaining balance of $14.4 million due to the sale of its RMBS investments as well as principal paydowns received.  The facility generally financed between 75% and 80% of the value of the investment, had a rolling monthly term, and bore interest at a rate of 180 to185 basis points over LIBOR.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Collateralized Debt Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of March 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO I	$95,135,611	$100,728,870	$252,974,537	$205,536,923	$265,957	$191,605,030

CDO II	194,230,380	199,976,397	290,482,463	241,289,151	71,571,783	123,050,208

CDO III	210,519,572	219,065,707	332,248,731	301,726,802	907,953	166,106,827

Total CDOs	$499,885,563	$519,770,974	$875,705,731	$748,552,876	$72,745,693	$480,762,065

CDO I — Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.10%.

CDO II — Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.37%.

CDO III — Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 0.82%.

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of December 31, 2013:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO I	$126,753,077	$132,399,560	$284,758,473	$237,194,618	$79,986	$179,466,954

CDO II	196,046,587	201,847,417	362,150,693	312,859,875	1,719,760	187,213,841

CDO III	296,754,194	305,376,004	395,783,494	365,236,505	23,607,813	240,503,823

Total CDOs	$619,553,858	$639,622,981	$1,042,692,660	$915,290,998	$25,407,559	$607,184,618

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

At March 31, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 2.24% and 2.18%, respectively.  Excluding the effect of swaps, the weighted average note rate at March 31, 2014 and December 31, 2013 was 0.88% and 0.83%, respectively.  Including certain fees and costs, the weighted average note rate was 3.66% and 3.26% at March 31, 2014 and December 31, 2013, respectively.

As the CDOs are past the reinvestment period, investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDOs.  Proceeds distributed are recorded as a reduction of the CDO liability.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

CDO III has a $100.0 million revolving note class that provided a revolving note facility.  The outstanding note balance for CDO III was $219.1 million at March 31, 2014, which included $21.9 million outstanding under the revolving note facility.

The following table sets forth the face amount and gain on extinguishment of the Company’s CDO bonds repurchased in the following periods by bond class:

	Three Months Ended March 31,
	2014		2013
Class:	Face Amount	Gain	Face Amount	Gain

H	$—	$—	$7,100,000	$3,763,000

In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $19.9 million remains at March 31, 2014.  See “Junior Subordinated Notes” below for further details.

The Company accounts for these transactions on its Consolidated Balance Sheet as financing facilities.  The Company’s CDOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements accordingly.  The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

Collateralized Loan Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligations as of March 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO I	$87,500,000	$87,500,000	$113,961,304	$113,548,264	$11,125,346	$—
CLO II	177,000,000	177,000,000	259,638,391	258,752,946	92	—
Total CLOs	$264,500,000	$264,500,000	$373,599,695	$372,301,210	$11,125,438	$—

CLO I — Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.59%.

CLO II — Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.54%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligations as of December 31, 2013:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO I	$87,500,000	$87,500,000	$114,414,154	$113,940,857	$10,672,496	$—
CLO II	177,000,000	177,000,000	255,016,564	253,989,391	4,621,675	—
Total CLOs	$264,500,000	$264,500,000	$369,430,718	$367,930,248	$15,294,171	$—

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

In September 2012, the Company completed its first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company’s existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.  The aggregate principal amounts of the two classes of notes are $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of $37.6 million.  The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly.  The Company incurred approximately $2.4 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 4.35%.  The Company accounts for this transaction on its balance sheet as a financing facility.

In January 2013, the Company completed its second CLO, issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company’s existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO.  Subsequently, the issuer owns loan obligations with a face value of approximately $260.0 million.  The aggregate principal amounts of the two classes of notes are $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of approximately $83.0 million.  The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly.  The Company incurred approximately $3.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 3.00%.  The Company accounts for this transaction on its balance sheet as a financing facility.

In April 2014, the Company completed its third CLO, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  As of the CLO closing date, the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

notes are secured by a portfolio of loan obligations with a face value of approximately $307.3 million, consisting primarily of bridge loans that were contributed from the Company’s existing loan portfolio.  The financing has an approximate 2.5 year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $67.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  Subsequently, it is expected that the issuer will own loan obligations with a face value of approximately $281.3 million.  The aggregate principal amounts of the three classes of notes are $221.3 million of Class A senior secured floating rate notes, $24.3 million of Class B secured floating rate notes and $35.8 million of Class C secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of approximately $93.8 million.  The notes have an initial weighted average interest rate of approximately 2.39% plus one-month LIBOR and interest payments on the notes are payable monthly.  The Company expects to account for this transaction on its balance sheet as a financing facility.

The Company’s CLO vehicles are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s financial statements.  The two investment grade tranches are treated as a secured financing, and are non-recourse to the Company.

At March 31, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s collateralized loan obligations was 2.89% and 2.91%, respectively.  Including certain fees and costs, the weighted average note rate was 3.52% and 3.49% at March 31, 2014 and December 31, 2013, respectively.

Junior Subordinated Notes

The carrying value of borrowings under the Company’s junior subordinated notes was $159.4 million and $159.3 million at March 31, 2014 and December 31, 2013, respectively, which is net of a deferred amount of $16.4 million and $16.6 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable for the first two years.  The current weighted average note rate was 3.01% at both March 31, 2014 and December 31, 2013, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.04% and 3.06% at March 31, 2014 and December 31, 2013, respectively.  Including certain fees and costs, the weighted average note rate was 3.17% and 3.18% at March 31, 2014 and December 31, 2013, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  The impact of these variable interest entities with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bear interest equal to three month LIBOR plus a weighted average spread of 2.77%.  The 12% increase to the face amount due upon maturity, which had a balance of $16.4 million at March 31, 2014, is being amortized into interest expense over the life of the notes.  The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized into interest expense over the life of the notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, maturity of March 2016, secured by the Company’s interest in a bridge loan with a principal balance of $70.1 million, participation interest is a weighted average variable interest rate of 7.20%	$15,000,000	$15,000,000	$—	$—
Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	1,300,000	1,300,000	1,300,000	1,300,000
Junior loan participation, maturity of October 2018, secured by the Company’s interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 13.00%	748,874	748,874	750,000	750,000
Junior loan participation, maturity of June 2014, secured by the Company’s interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 15.00%	450,000	450,000	450,000	450,000

Total notes payable	$17,498,874	$17,498,874	$2,500,000	$2,500,000

At March 31, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s notes payable was 6.86% and 4.26%, respectively.  There were no interest rate swaps on the notes payable at March 31, 2014 and December 31, 2013.

In March 2014, the Company entered into non-recourse junior loan participations with ACM totaling $15.0 million on a $70.1 million bridge loan.  In October 2013, the Company entered into a non-recourse junior loan participation for approximately $0.8 million on a $3.0 million mezzanine loan.  In September 2013, the Company entered into a non-recourse junior loan participation for approximately $0.5 million on a $3.0 million mezzanine loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  The Company’s obligation to pay interest on the participation is based on the performance of the related loan.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

During 2011, the Company assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by the Multifamily Portfolio.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and in March 2014, the maturity date was extended to June 2014 with a one year extension option, subject to certain conditions.  In 2011, one of the properties in the Multifamily Portfolio was sold to a third party for $1.6 million and the proceeds were used to pay down the first lien mortgage to a balance of $53.8 million. In September 2013, one of the properties in the Multifamily Portfolio was classified as held-for-sale and thus $11.0 million of the first lien mortgage was classified as held-for-sale and the balance of $42.7 million was classified as real estate owned at March 31, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Debt Covenants

The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  The Company was in compliance with all financial covenants and restrictions at March 31, 2014.

The Company’s CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and the Company would not receive any residual payments until that CDO or CLO regained compliance with such tests.  The Company’s CDOs and CLOs were in compliance with all such covenants as of March 31, 2014, as well as on the most recent determination date in April 2014.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs or CLOs.  However, the Company may not have sufficient liquidity available to do so at such time.

The chart below is a summary of the Company’s CDO and CLO compliance tests as of the most recent determination dates in April 2014:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II

Overcollateralization (1)

Current	184.35%	138.15%	108.74%	142.96%	146.89%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	541.25%	457.31%	495.38%	232.75%	365.43%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

The chart below is a summary of the Company’s CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II

April 2014	184.35%	138.15%	108.74%	142.96%	146.89%
January 2014	167.15%	137.87%	107.80%	142.96%	146.89%
October 2013	166.88%	133.77%	106.64%	142.96%	146.89%
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%
April 2013	174.76%	138.97%	106.56%	142.96%	146.89%

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

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by the Company as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		Notional Value						Fair Value
Designation\ Cash Flow	Derivative	Count	March 31, 2014	Count	December 31, 2013	Expiration Date	Balance Sheet Location	March 31, 2014	December 31, 2013

Non- Qualifying	Basis Swaps	1	$3,000	1	$11,600	2015	Other Assets	$4	$5

Non- Qualifying	LIBOR Cap	1	$71,701	—	$—	2015	Other Assets	$—	$—
Qualifying	Interest Rate Swaps	12	$265,473	14	$297,532	2015 - 2017	Other Liabilities	$(21,921)	$(24,794)

Non- Qualifying	Forward Contracts	2	$—	8	$—	2019 - 2036	Other Assets	$2,930	$6,397

The Non-Qualifying Basis Swaps Hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  The Non-Qualifying LIBOR Cap Hedge had a notional value of approximately $71.7 million at March 31, 2014.  The Company entered into this hedge in the first quarter of 2014 due to a loan agreement which required a LIBOR Cap of 6%.  During the three months ended March 31, 2014, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement.  During the three months ended March 31, 2013, six basis swaps matured with a combined notional value of approximately $464.4 million and the notional value of a basis swap decreased by approximately $10.0 million pursuant to the contractual terms of the respective swap agreement.  For the three months ended March 31, 2014 and 2013, the change in fair value of the Non-Qualifying Basis Swaps was less than $(0.1) million and $(0.1) million, respectively, and was recorded in interest expense on the Consolidated Statements of Income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the three months ended March 31, 2014, two interest swaps matured with a combined notional value of approximately $32.0 million.  During the three months ended March 31, 2013, the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement.  As of March 31, 2014, the Company expects to reclassify approximately $(11.9) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of March 31, 2014 and December 31, 2013, the Company has a net deferred loss of $1.4 million and $1.6 million, respectively, in accumulated other comprehensive loss, related to these terminated swap agreements.  The Company recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended March 31, 2014 and 2013, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended March 31, 2014 and 2013.  The Company expects to record approximately $0.4 million of net deferred loss to interest expense over the next twelve months.

The fair value of Non-Qualifying Forward Contracts was $2.9 million as of March 31, 2014 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $16.6 million of RMBS investments, which is net of $0.6 million of net unrealized losses in fair value, and $13.7 million of repurchase financing.  The fair value of Non-Qualifying Forward Contracts was $6.4 million as of December 31, 2013 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $66.0 million of RMBS investments, which is net of $1.5 million of net unrealized losses in fair value, and $59.6 million of repurchase financing.  The RMBS investments are financed with repurchase agreements and are accounted for as linked transactions, which are considered forward contracts.  The repurchase agreements generally finance 80% - 90% of the purchase and bear interest at a rate of 125 to 175 basis points over LIBOR.  During the three months ended March 31, 2014, the Company received total principal paydowns on the RMBS of $2.4 million and paid down the associated repurchase agreements by $4.1 million, which includes a decreased in the amount financed on the repurchase agreements of $1.7 million.  In the first quarter of 2014, the Company sold six RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $47.8 million for approximately $48.0 million and recorded a net gain of $0.2 million related to the settlement of these linked transactions.  The six RMBS investments were financed with repurchase agreements totaling $41.8 million which were repaid with the proceeds.  For the three months ended March 31, 2014, $0.1 million of net interest income and a less than $0.1 million decrease in fair value was recorded to other income in the Consolidated Statements of Income.  For the three months ended March 31, 2013, $0.5 million of net interest income and a $0.2 million increase in fair value was recorded to other income in the Consolidated Statements of Income.  The remaining RMBS investments bear interest at a weighted average fixed rate of 5.37%, have a weighted average stated maturity of 22.5 years, but have weighted average estimated lives of 3.0 years based on the estimated maturities of the RMBS investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Income as of March 31, 2014 and 2013 (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended		Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Three Months Ended		Amount of (Loss) Gain Recognized in Other Income For the Three Months Ended
Designation \Cash Flow	Derivative	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Non- Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$(2)	$—	$—

Qualifying	Interest Rate Swaps	$442	$355	$(3,441)	$(3,496)	$—	$—	$—	$—

Non- Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$(45)	$182

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of March 31, 2014 and December 31, 2013 of approximately $(23.3) million and approximately $(26.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(21.9) million and $(24.8) million, respectively, deferred losses on terminated interest swaps of $(1.7) million and $(1.9) million, respectively, and deferred net gains on termination of interest swaps of $0.3 million and $0.3 million, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2014 and December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest, was $(12.7) million and $(13.8) million, respectively.  As of March 31, 2014 and December 31, 2013, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $13.1 million and $14.2 million, respectively, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

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

Consolidated VIEs

The Company consolidates its three CDO and two CLO subsidiaries, which qualify as VIEs, of which the Company is the primary beneficiary.  These CDOs and CLOs invest in real estate and real estate-related securities and are financed by the issuance of CDO and CLO debt securities.  The Company, or one of its affiliates, is named collateral manager, servicer, and special servicer for all CDO and CLO collateral assets which the Company believes gives it the power to direct the most significant economic activities of the entity.  The Company also has

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

exposure to CDO and CLO losses to the extent of its equity interests and also has rights to waterfall payments in excess of required payments to CDO and CLO bond investors.  As a result of consolidation, equity interests in these CDOs and CLOs have been eliminated, and the Consolidated Balance Sheets reflect both the assets held and debt issued by the CDOs and CLOs to third parties.  The Company’s operating results and cash flows include the gross amounts related to CDO and CLO assets and liabilities as opposed to the Company’s net economic interests in the CDO and CLO entities.

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

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 25 VIEs in which it has a variable interest as of March 31, 2014 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $561.6 million and exposure to real estate debt of approximately $2.3 billion at March 31, 2014.

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of March 31, 2014:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$414,291,044	$414,291,044
Loans and equity investments	127,407,073	127,407,073
RMBS (3)	17,175,514	17,175,514
CMBS	2,100,000	2,100,000
Junior subordinated notes (4)	578,000	578,000
Total	$561,551,631	$561,551,631

(1) Represents the carrying amount of loans and investments before reserves.  At March 31, 2014, $185.4 million of loans to VIEs had corresponding loan loss reserves of approximately $111.9 million and $44.3 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) The Company’s maximum exposure to loss as of March 31, 2014 would not exceed the carrying amount of its investment.

(3) Represents RMBS securities classified as forward contract derivatives.

(3) These entities that issued the junior subordinated notes are VIEs.  It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,574,832,799	$1,613,964,268	$1,523,699,653	$1,550,248,793
Available-for-sale securities	2,776,077	2,776,077	37,315,652	37,315,652
Derivative financial instruments	2,933,914	2,933,914	6,402,336	6,402,336

Financial liabilities:
Repurchase agreements and credit facilities	$248,206,026	$247,682,372	$159,125,023	$158,735,570
Collateralized debt obligations	519,770,974	407,937,829	639,622,981	521,938,885
Collateralized loan obligations	264,500,000	265,636,250	264,500,000	266,436,250
Junior subordinated notes	159,423,385	101,593,287	159,291,427	101,240,185
Notes payable	17,498,874	17,394,375	2,500,000	2,487,287
Mortgage note payable - real estate owned and held-for-sale	53,751,004	52,946,001	53,751,004	52,943,305
Derivative financial instruments	21,921,045	21,921,045	24,794,051	24,794,051

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

March 31, 2014

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Loans and investments, net:  Fair values of loans and investments that are not impaired are estimated using Level 3 inputs based on discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.  Fair values of loans and investments that are impaired are estimated using Level 3 inputs by the Company that require significant judgments, which include assumptions regarding discount rates, capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

Available-for-sale securities:  Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities. The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs.  The fair values of RMBS investments at December 31, 2013 were approximated using Level 3 inputs that required significant judgments, and were used in internally developed valuation models, which were compared to current non-binding market quotes received from financial sources that trade such securities.  The fair value of a CMBS security is estimated by the Company using Level 3 inputs that require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

Derivative financial instruments:  Fair values of interest rate swap derivatives are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.  These items are included in other assets and other liabilities on the Consolidated Balance Sheets.  The Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.  The fair values of RMBS underlying linked transactions are estimated using Level 3 inputs based on internally developed valuation models, which are compared to broker quotations.  The value of the underlying RMBS is then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date.  The fair value of linked transactions also includes accrued interest receivable on the RMBS and accrued interest payable on the underlying repurchase agreement borrowings.

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2014:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$2,776,077	$2,776,077	$676,077	$—	$2,100,000
Derivative financial instruments (2)	2,933,914	2,933,914	—	3,922	2,929,992
Financial liabilities:
Derivative financial instruments	$21,921,045	$21,921,045	$—	$21,921,045	$—

(1) The Company’s equity securities available-for-sale were measured using Level 1 inputs and the Company’s CMBS investment available-for-sale was measured using Level 3 inputs.

(2) The Company’s basis swap derivatives were measured using Level 2 inputs and the Company’s forward contract derivatives were measured using Level 3 inputs.

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale	Derivative
	Securities	Financial Instruments

Balance as of December 31, 2013	$36,580,786	$6,396,853
Adjustments to fair value:
Paydowns (1)	(663,684)	1,694,167
Net changes in fair value (2)	—	(44,510)
Sales and settlements (3)	(33,817,102)	(5,116,518)
Balance as of March 31, 2014	$2,100,000	$2,929,992

(1)   Includes an addition of $1.7 million to the derivative financial instruments as a result of a decreased in the amount financed under the respective repurchase agreement.

(2)   Represents the net change in fair value recorded to other income during the three months ended March 31, 2014.

(3)   Represents the sale of RMBS investments and the settlement of forward contract derivatives for which the Company recorded a gain of $0.5 million and $0.2 million, respectively, to other income during the three months ended March 31, 2014.

The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair value of these financial assets was determined using the following inputs as of March 31, 2014:

			Fair Value Measurements
			Using Fair Value Hierarchy
	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$84,705,881	$84,705,881	$—	$—	$84,705,881
Non-financial assets:
Impaired real estate owned (2)	3,151,646	3,151,646	—	—	3,151,646

(1) The Company had an allowance for loan losses of $116.7 million relating to 14 loans with an aggregate carrying value, before loan loss reserves, of approximately $201.4 million at March 31, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

(2) The Company recorded an impairment loss on one of the properties in its Multifamily Portfolio in the first quarter of 2014.

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

Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	March 31, 2014
		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)
Financial assets:
Impaired loans (1):
Multi-family	$14,409,989	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	8.00% 6.75% to 8.25% (7.10%) 2.00%
Office	5,754,164	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.25% to 10.50% (9.66%) 8.00% to 8.50% (8.16%) 2.50% to 3.00% (2.96%)
Land	64,541,728	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	15.00% 7.25% 3.00%
CMBS	2,100,000	Discounted cash flows	Discount rate	17.17%
Forward contract derivatives	2,929,992	Valuation models	Discount rate Loss severity Cumulative default rate Voluntary prepayment rate	(2) (2) (2) (2)
Non-Financial assets:
Impaired real estate owned	$3,151,646	Discounted cash flows	Discount rate Cumulative default rate Revenue growth rate	10.00% 8.00% 2.35%

(1)         Includes all impaired loans regardless of the period in which provision was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

(2)         Each forward contract derivative is associated with an underlying security that is individually modeled and valued based on the security’s specific characteristics, which include current collateral composition, collateral performance projections, tranche credit enhancement and other market factors.  Accordingly, as the range of the unobservable inputs used to value each individual security varies greatly, disclosing a range or weighted average of such inputs would not be meaningful.  In the first quarter of 2014, the Company sold the majority of these forward contract derivatives.

The Company measures certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following inputs as of March 31, 2014:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,574,832,799	$1,613,964,268	$—	$—	$1,613,964,268
Financial liabilities:
Credit facilities	$248,206,026	$247,682,372	$—	$—	$247,682,372
Collateralized debt obligations	519,770,974	407,937,829	—	—	407,937,829
Collateralized loan obligation	264,500,000	265,636,250	—	—	265,636,250
Junior subordinated notes	159,423,385	101,593,287	—	—	101,593,287
Notes payable	17,498,874	17,394,375	—	—	17,394,375
Mortgage note payable — real estate owned and held-for-sale	53,751,004	52,946,001	—	—	52,946,001

Note 11 — Commitments and Contingencies

Contractual Commitments

The Company’s debt facilities which include credit facilities, CDOs, CLOs, junior subordinated notes, notes payable and mortgage notes payable have approximate maturities of $333.4 million in 2014, $298.5 million in 2015, $254.4 million in 2016, $162.8 million in 2017, $54.5 million in 2018 and $175.9 million thereafter.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $6.3 million as of March 31, 2014, that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $6.3 million outstanding balance at March 31, 2014, the Company’s restricted cash balance contained approximately $5.4 million available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO and CLO vehicles.

Litigation

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than the following:

On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the “Debtors”) that have emerged from bankruptcy.  Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County.  There were 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals.  A subsidiary of the Company and certain other entities that are affiliates of the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Company are included as defendants.  The New York State Court action has been removed to the Bankruptcy Court.  The Company’s affiliates filed a motion to dismiss the three lawsuits.

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to the Company, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against affiliates of the Company are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  The bankruptcy court granted the motion and the amended complaint has been filed.  The amended complaint seeks $139.0 million in the aggregate from director designees and affiliates of the Company.  The Company has moved to dismiss the referenced actions and intends to vigorously defend against the claims asserted therein.  During a status conference held on March 18, 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling.

The Company has not made a loss accrual for this litigation because it believes that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Note 12 — Equity

Preferred Stock

In February 2014, the Company completed an underwritten public offering of 900,000 shares of 8.50% Series C cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $21.6 million after deducting the underwriting discount and other offering expenses.

In May 2013, the Company completed an underwritten public offering of 1,200,000 shares of 7.75% Series B cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $28.9 million after deducting the underwriting discount and other offering expenses.  Also in May 2013, the underwriters exercised a portion of their over-allotment option for 60,000 shares providing additional net proceeds of approximately $1.5 million.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Common Stock

In February 2014, the Company entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time the Company may issue and sell through JMP up to 7,500,000 shares of its common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of March 31, 2014, the Company sold 1,000,000 shares for net proceeds of $6.5 million.

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

In December 2012, the Company entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time the Company could issue and sell through JMP up to 6,000,000 shares of its common stock.  Sales of the shares were made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of March 15, 2013, the Company sold all of the 6,000,000 shares for net proceeds of $45.6 million.

The Company used the net proceeds from its preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

As of May 1, 2014, the Company has $428.2 million available under its $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

Distributions

The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2014:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A

(1)         The dividend declared on February 3, 2014 for the Series A and Series B preferred stock was for the period December 1, 2013 through February 28, 2014.

On April 29, 2014, the Board of Directors declared the following cash dividends:

Common Stock — A cash dividend of $0.13 per share of common stock. The dividend is payable on June 2, 2014 to common stockholders of record as the close of business on May 15, 2014.

Preferred Series A — A cash dividend of $0.51625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from March 1, 2014 through May 31, 2014.  The dividend is payable on June 2, 2014 to preferred stockholders of record on May 15, 2014.  The Company accrued dividends of $0.3 million in the first quarter of 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Preferred Series B — A cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from March 1, 2014 through May 31, 2014.  The dividend is payable on June 2, 2014 to preferred stockholders of record on May 15, 2014.  The Company accrued dividends of $0.2 million in the first quarter of 2014.

Preferred Series C — A cash dividend of $0.5549 per share of 8.50% Series C cumulative redeemable preferred stock reflecting dividends from February 25, 2014 (date of issuance) through May 31, 2014.  The dividend is payable on June 2, 2014 to preferred stockholders of record on May 15, 2014.  The Company accrued dividends of $0.2 million in the first quarter of 2014.

Deferred Compensation

As of March 31, 2014, unvested restricted stock consisted of 40,918 shares granted to non-employees with a grant date fair value of $0.3 million, which is subject to remeasurement each reporting period, and 23,002 shares granted to employees of the Company with a grant date fair value of $0.2 million.  Expense is recognized ratably over the vesting period in the Company’s Consolidated Statements of Income in selling and administrative expense and employee compensation and benefits expense, respectively.  During the three months ended March 31, 2014 and 2013, the Company recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.1 million and $0.3 million, respectively, and for non-employees to selling and administrative expense for $0.1 million and $0.4 million, respectively.

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

Warrants

In connection with a debt restructuring with Wachovia Bank in 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00.  Of such warrants, 500,000 warrants are exercisable at a price of $3.50, 250,000 warrants are exercisable at a price of $4.00 and 250,000 warrants are exercisable at a price of $5.00.  All of the warrants are currently exercisable, expire in July 2015 and no warrants have been exercised to date.

Accumulated Other Comprehensive Loss

At March 31, 2014, accumulated other comprehensive loss was $22.7 million and consisted of $23.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.6 million unrealized gain related to available-for-sale securities.  At December 31, 2013, accumulated other comprehensive loss was $25.2 million and consisted of $26.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps	$(3,440,877)	$(3,495,764)	Interest expense (1)
Net realized gain on sale of available-for-sale investments:
RMBS investment	$431,476	$—	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

Noncontrolling Interest

The Company had a noncontrolling interest representing a third party’s one third interest in the equity of a consolidated subsidiary that owns an investment that carried a note payable related to the exchange of a profits interest transaction.  In the fourth quarter of 2013, the entity’s operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated.  Upon completion of this transaction, the Company deconsolidated the entity and noncontrolling interest was reduced to zero.  For the three months ended March 31, 2013, the Company recorded income of $0.1 million as well as distributions of $0.1 million attributable to the noncontrolling interest.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three months ended March 31, 2014 and 2013.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Basic	Diluted	Basic	Diluted
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$5,751,173	$5,751,173	$6,741,811	$6,741,811
Income (loss) from discontinued operations	123,588	123,588	(101,572)	(101,572)
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$5,874,761	$5,874,761	$6,640,239	$6,640,239

Weighted average number of common shares outstanding	49,336,308	49,336,308	33,771,925	33,771,925
Dilutive effect of warrants	—	416,505	—	464,764
Weighted average number of common shares outstanding	49,336,308	49,752,813	33,771,925	34,236,689

Income from continuing operations, net of noncontrolling interest and preferred stock dividends, per common share	$0.12	$0.12	$0.20	$0.19
Income (loss) from discontinued operations per common share	—	—	—	—
Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$0.12	$0.12	$0.20	$0.19

(1) Net of noncontrolling interest and preferred stock dividends.

Note 14 — Agreements and Transactions with Related Parties

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

The incentive fee is measured on an annual basis and is calculated as (1) 25% of the amount by which (a) the Company’s funds from operations per share, adjusted for certain gains and losses including gains from the retirement and restructuring of debt and 60% of any loan loss reserve recoveries (spread over a three year period), exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the greater of $10.00 or the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of the Company’s common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of the Company’s outstanding shares.

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

March 31, 2014

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

The following table sets forth the Company’s base and incentive management fees for the periods indicated:

	Three Months Ended March 31,
Management Fees:	2014	2013

Base	$2,450,000	$2,800,000
Incentive	—	—
Total management fee	$2,450,000	$2,800,000

(1)         Included in base management fees at March 31, 2014 and 2013, was $1.2 million and $1.3 million, respectively, that was included in due to related party.

Beginning January 1, 2014, the Company will directly compensate its chief executive officer $1.0 million in annual base compensation as an employee.  As such, this compensation will be recorded as employee compensation and benefits, which was previously recorded as part of the base management fee prior to 2014.   For the three months ended March 31, 2014 and 2013, no success-based payments were made.

In 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company’s equity affiliates.

Other Related Party Transactions

Due from related party was approximately $0.3 million and $0.1 million at March 31, 2014 and December 31, 2013, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $1.1 million at March 31, 2014 and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by the Company in the following quarter.  At December 31, 2013, due to related party was $2.8 million and consisted primarily of base management fees due to ACM that were remitted by the Company in the following quarter.

In March 2014, the Company originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to ACM.  The loan has a weighted average interest rate of 6.38% and a maturity date of March 2016.  The participations have a weighted average interest rate of 7.20% and a maturity date of March 2016.  Interest income recorded from this loan totaled approximately $0.2 million for the three months ended March 31, 2014.

The Company had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from ACM.  In the first quarter 2014, ACM purchased the property from the prior borrower subject to the Company’s loans.  In connection with this purchase, ACM paid down the loans by $2.3 million and the Company restructured its remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of June 2014 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.  Interest income recorded from these loans totaled approximately $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

In October 2013, the Company purchased, at par, a $3.0 million mezzanine loan from ACM who originated the loan in September 2013 to a third party entity.  The loan has a fixed interest rate of 13.00% and a maturity date of October 2018.  Interest income recorded from this loan was approximately $0.1 million for the three months ended March 31, 2014.

In June 2013, the Company’s board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with the Company’s manager involving the acquisition of its manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of its current business. Although there have been preliminary discussions between the Special Committee and representatives of the Company’s manager, it cannot provide any assurance regarding the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing, or whether any transaction between the Company and its manager will occur at all.  Also, in connection with evaluating a potential transaction with the Company’s manager, the Special Committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees for the year ended December 31, 2013.  No advisory fees were incurred during the three months ended March 31, 2014 and 2013.

In April 2013, the Company originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity.  The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013.  In November 2013, the Company originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%.  Interest income recorded from these loans totaled approximately $0.1 million for the three months ended March 31, 2014.

In April 2013, the Company also purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options.  Interest income recorded from these loans totaled approximately $0.1 million for the three months ended March 31, 2014.

In January 2013, the Company originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on the Company’s Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bore interest at a rate of one-month LIBOR plus 6.00%, had a maturity date of January 2015, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for both the three months ended March 31, 2014 and 2013.

In December 2011, the Company completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which the Company held a $10.5 million interest, and Mr. Fred Weber, the Company’s executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the preferred equity investment totaled approximately $0.3 million for the three months ended March 31, 2013.  The new preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, the Company recorded losses

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

from the entity against the equity investment, reducing the balance to zero.  The Company records this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, the Company’s chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  The Company has provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for the Company upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or the Company.  At March 31, 2014, this debt had an aggregate outstanding balance of $734.4 million and is scheduled to mature between 2017 and 2023.

Interest income recorded from loans originated in 2012 or prior years with the Company’s affiliates totaled $0.5 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s former directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing approximately 11% of the voting power of the Company’s outstanding stock as of March 31, 2014.  The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of the Company’s common stock stated in the Company’s charter as amended.

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

Recent Developments

Loan and Investment Activity — We originated 18 loans totaling $274.9 million with a weighted average interest rate of 6.86%.  We received full satisfaction of 12 loans totaling $224.5 million with a weighted average interest rate of 6.15% and a partial paydown of $2.3 million on a preferred equity investment with an interest rate of 8.51%.

Capital Raising Activities — We raised $21.6 million of capital through the issuance of 8.50% Series C cumulative redeemable preferred stock and $6.5 million through an “At-The-Market” (“ATM”) common stock offering.

Financing Activities — We expanded the capacity on two existing debt facilities by an aggregate of $40.0 million, including a temporary increase on one of the facilities of $10.0 million until June 2014.  In April 2014, we closed our third CLO totaling approximately $375.0 million of real estate related assets and cash.  See “Liquidity and Capital Resources” below for further details.

Sale of Securities — We sold the majority of our RMBS securities available-for-sale for $33.9 million and recognized a net gain of $0.5 million on these sales.

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms.  Although economic and market conditions in the United States have generally improved over the past several years, the overall market recovery remains uncertain.  The impact of the previous economic downturn had a significant negative impact and continues to affect both us and our borrowers.  Weak economic conditions may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

The capital markets began to substantially open up in 2012 and access to the equity and debt markets continued to improve through the first quarter of 2014.  We rely on these markets to generate capital for financing the growth of our business.  During the first quarter of 2014, we raised $21.6 million of capital through a preferred stock offering and $6.5 million through an ATM offering.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the United States economy.  If real estate values decline again, it may limit our new mortgage loan originations since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

During the first quarter of 2014 we recorded $1.0 million of new provisions for loan losses due to declining collateral values and recorded net recoveries of reserves of $0.9 million.  During fiscal year 2013, we recorded $6.5 million of new provisions for loan losses, due to declining collateral values, and $2.2 million in net recoveries of reserves.  In addition, during the first quarter of 2014 and fiscal year 2013 we recorded impairment losses on a real estate owned asset of $0.3 million and $1.0 million, respectively.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the level of modifications and extensions have declined and repayments of loans increased as borrowers access to financing improved. If trends were to deteriorate and another prolonged economic downturn were to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional risk factors.

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three months ended March 31, 2014 and 2013, interest income earned on these loans and investments represented 72% and 68% of our total revenues, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three months ended March 31, 2014 and 2013, property operating income represented 25% and 26% of our total revenues, respectively.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2014 to December 31, 2013:

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.72 billion and $1.67 billion at March 31, 2014 and December 31, 2013, respectively, with a weighted average current interest pay rate of 5.26% and 5.21%, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.79% and 5.69%, respectively.  Advances on our financing facilities totaled $1.21 billion and $1.19 billion at March 31, 2014 and December 31, 2013, respectively, with a weighted average funding cost of 3.16% and 3.03%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.52% and 3.34%, respectively.

Cash and cash equivalents decreased $27.7 million primarily due to funding new loan originations and investments, payment of dividends and related party payables, net of proceeds received from our equity offerings in 2014, as well as increases to financing facilities, loan payoffs and interest from our investments.

Restricted cash increased $42.2 million primarily due to payoffs of loans from our CDOs net of principal repayments.  Restricted cash is kept on deposit with the trustees for our CDOs, all three of which have reached their respective replenishment dates, and primarily represents proceeds from loan payoffs and paydowns net of principal repayments to the CDO bondholders, as well as unfunded loan commitments and interest payments received from loans.

Loans and investments increased $51.1 million.  First quarter 2014 loan and investment activity was comprised of:

•                  Originated 18 loans totaling $274.9 million with a weighted average interest rate of 6.86%.

•                  Received full satisfaction of 12 loans totaling $224.5 million that had a weighted average interest rate of 6.15%

•                  Received a partial paydown of $2.3 million on a preferred equity investment with an interest rate of 8.51%.

•                  Extended seven loans totaling $35.2 million.

Our allowance for loan losses was $116.7 million at March 31, 2014, a decrease of $5.5 million from December 31, 2013.  During the first quarter of 2014, we recorded charge-offs to our allowance totaling approximately $5.7 million and recorded a provision for loan loss, net of recoveries totaling $0.1 million.

Available-for-sale securities decreased $34.5 million primarily due to the sale of $33.4 million of available-for-sale RMBS securities for $33.9 million.

Liabilities — Comparison of balances at March 31, 2014 to December 31, 2013:

Repurchase agreements and credit facilities increased $89.1 million primarily due to an increase of outstanding amounts on amended credit facilities as a result of new loan originations, net of the payoff of our repurchase agreements due to the sale of the related available-for-sale securities.

Collateralized debt obligations decreased $119.9 million primarily due to payments to investors due to runoff.

Notes payable increased $15.0 million primarily due to junior loan participations to ACM on a loan for $70.1 million in our portfolio.

Due to borrowers increased $12.3 million due to an increase in unfunded commitments on the loans originated during the first quarter of 2014.

Equity

In February 2014, we completed an underwritten public offering of 900,000 shares of 8.50% Series C cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $21.6 million after deducting the underwriting discount and other offering expenses.

In February 2014, we entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  As of March 31, 2014, we sold 1,000,000 shares for net proceeds of $6.5 million.

We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

As of May 1, 2014, we have $428.2 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2014:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A

(1)         The dividend declared on February 3, 2014 for the Series A and Series B preferred stock was for the period December 1, 2013 through February 28, 2014.

On April 29, 2014, the Board of Directors declared the following cash dividends:

Common Stock — A cash dividend of $0.13 per share of common stock. The dividend is payable on June 2, 2014 to common stockholders of record as the close of business on May 15, 2014.

Preferred Series A — A cash dividend of $0.51625 per share of 8.25% Series A cumulative redeemable preferred stock reflecting dividends from March 1, 2014 through May 31, 2014.  The dividend is payable on June 2, 2014 to preferred stockholders of record on May 15, 2014.

Preferred Series B — A cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock reflecting dividends from March 1, 2014 through May 31, 2014.  The dividend is payable on June 2, 2014 to preferred stockholders of record on May 15, 2014.

Preferred Series C — A cash dividend of $0.5549 per share of 8.50% Series C cumulative redeemable preferred stock reflecting dividends from February 25, 2014 (date of issuance) through May 31, 2014.  The dividend is payable on June 2, 2014 to preferred stockholders of record on May 15, 2014.

In connection with a debt restructuring with Wachovia Bank in 2009, we issued Wachovia 1.0 million warrants at an average strike price of $4.00.  Of such warrants, 500,000 warrants are exercisable at a price of $3.50, 250,000 warrants are exercisable at a price of $4.00 and 250,000 warrants are exercisable at a price of $5.00.  All of the warrants are currently exercisable, expire in July 2015 and no warrants have been exercised to date.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)

Interest income	$24,911,855	$22,988,822	$1,923,033	8%
Interest expense	10,591,378	10,642,244	(50,866)	nm
Net interest income	14,320,477	12,346,578	1,973,899	16%

Other revenue:
Property operating income	8,661,515	8,334,328	327,187	4%
Other income, net	858,396	1,379,458	(521,062)	(38)%
Total other revenue	9,519,911	9,713,786	(193,875)	(2)%

Other expenses:
Employee compensation and benefits	3,385,949	3,083,639	302,310	10%
Selling and administrative	1,982,219	2,189,283	(207,064)	(9)%
Property operating expenses	6,524,138	6,343,313	180,825	3%
Depreciation and amortization	1,811,683	1,496,299	315,384	21%
Impairment loss on real estate owned	250,000	—	250,000	100%
Provision for loan losses (net of recoveries)	134,344	2,500,155	(2,365,811)	(95)%
Management fee — related party	2,450,000	2,800,000	(350,000)	(13)%
Total other expenses	16,538,333	18,412,689	(1,874,356)	(10)%

Income from continuing operations before gain on extinguishment of debt and income (loss) from equity affiliates	7,302,055	3,647,675	3,654,380	100%

Gain on extinguishment of debt	—	3,763,000	(3,763,000)	(100)%
Income (loss) from equity affiliates	40,048	(81,885)	121,933	nm

Income from continuing operations	7,342,103	7,328,790	13,313	nm

Income (loss) from discontinued operations	123,588	(101,572)	225,160	nm

Net income	7,465,691	7,227,218	238,473	3%

Preferred stock dividends	1,590,930	533,328	1,057,602	198%
Net income attributable to noncontrolling interest	—	53,651	(53,651)	(100)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$5,874,761	$6,640,239	$(765,478)	(12)%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,141,767	$18,119	6.44%	$1,095,219	$14,869	5.51%
Mezzanine / junior participation loans	349,765	4,599	5.33%	339,539	5,284	6.31%
Preferred equity investments	116,376	2,080	7.25%	93,440	1,370	5.95%
Securities	9,362	52	2.25%	66,936	741	4.49%
Other investments	—	—	—	55,988	664	4.81%
Core interest-earning assets	1,617,270	24,850	6.23%	1,651,122	22,928	5.63%
Cash equivalents	161,119	62	0.16%	98,956	61	0.25%
Total interest-earning assets	$1,778,389	24,912	5.68%	$1,750,078	22,989	5.33%

Interest-bearing liabilities:
Warehouse lines	$185,916	1,779	3.88%	$35,522	874	9.98%
CDO	532,164	5,023	3.83%	760,011	5,706	3.04%
CLO	264,500	2,311	3.54%	211,387	1,899	3.64%
Other non-recourse	4,663	64	5.57%	51,548	503	3.96%
Trust preferred	175,858	1,392	3.21%	175,858	1,480	3.41%
Securities financing	4,808	22	1.86%	43,301	180	1.69%

Total interest-bearing liabilities	$1,167,909	10,591	3.68%	$1,277,627	10,642	3.38%
Net interest income		$14,321			$12,347

(1)         Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $1.9 million, or 8%, for the three months ended March 31, 2014 as compared to the same period in 2013.  This increase was primarily due to an 11% increase in the average yield on core interest-earning assets from 5.63% for the three months ended March 31, 2013 to 6.23% for the three months ended March 31, 2014, due to higher interest rates on our net originations.  The increase was net of a 2% decrease in our average core interest-earning assets from $1.65 billion for the three months ended March 31, 2013 to $1.62 billion for the three months ended March 31, 2014, due to payoffs, net of originations.

Interest expense decreased $0.1 million for the three months ended March 31, 2014 as compared to the same period in 2013.  The decrease was primarily due to a 9% decrease in the average balance of our interest-bearing liabilities from $1.28 billion for the three months ended March 31, 2013 to $1.17 billion for the three months ended March 31, 2014.  The decrease in the average balance was primarily due to a decrease in CDO debt due to runoff, net of an increase in our CLO financing facility as well as increased borrowing in our warehouse facilities.  The decrease was net of a 9% increase in the average cost of these interest-bearing liabilities from 3.38% for the three months ended March 31, 2013 to 3.68% for the three months ended March 31, 2014.

Other Revenue

Other income, net decreased $0.5 million, or 38%, for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a decrease of $0.6 million in miscellaneous asset management fees and recuperations on our loan and investment portfolio, as well as a $0.4 million decrease in net interest income, and is net of a $0.5 million gain on the sale of RMBS investments held as available-for-sale.

Other Expenses

Employee compensation and benefits expense increased $0.3 million, or 10%, for the three months ended March 31, 2014 as compared to the same period in 2013.  An increase in staffing resulting from higher loan origination volume from 2013 to 2014 as well as our CEO’s base salary being directly compensated by us effective January 1, 2014, contributed $0.5 million of this increase, net of a decrease of $0.2 million in stock-based compensation due to a portion of restricted common stock granted to certain employees in the first quarter of 2013 that immediately vested on the grant date.

Selling and administrative expense decreased $0.2 million, or 9%, for the three months ended March 31, 2014 as compared to the same period in 2013.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our manager.  This decrease was primarily due to a portion of restricted common stock granted to certain directors, and employees of our manager, in the first quarter of 2013 that immediately vested on the grant date.

Depreciation and amortization expense increased $0.3 million, or 21%, for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to an increase in capital expenditures associated with two real estate owned investments.

Impairment loss on real estate owned of $0.3 million for the three months ended March 31, 2014 resulted from our determination of impairment based on the analysis of one of the properties in our Multifamily Portfolio in the first quarter of 2014.

Provision for loan losses (net of recoveries) totaled $0.1 million for the three months ended March 31, 2014, and $2.5 million for the three months ended March 31, 2013.  At March 31, 2014, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing an impaired loan with a carrying value of $4.8 million was less than the net carrying value of the loan, resulting in us recording an additional $1.0 million provision for loan losses.  We also recorded $0.9 million of recoveries of previously recorded loan loss reserves in the first quarter of 2014, netting the provision to $0.1 million for the three months ended March 31, 2014.  At March 31, 2013, we determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $13.5 million was less than the net carrying value of the loans, resulting in us recording an additional $2.5 million provision for loan losses.  We also recorded a recovery of less than $0.1 million in the first quarter of 2013, netting the provision to $2.5 million for the three months ended March 31, 2013.

Management fees decreased $0.4 million, or 13%, for the three months ended March 31, 2014 as compared to the same period in 2013.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The decrease is primarily due to recording a portion of the management fee as employee compensation and benefits in connection with our CEO’s base salary being directly compensated by us effective January 1, 2014.  Including the portion of this fee that is recorded as employee compensation and benefits, we currently expect that the annual management fee for 2014 will approximate the 2013 fee paid to our manager.

Gain on Extinguishment of Debt

During the three months ended March 31, 2013, we purchased, at a discount, a $7.1 million investment grade rated Class H note originally issued by our CDO III issuing entity from a third party investor and recorded a gain on early extinguishment of debt of $3.8 million.  There was no gain on extinguishment of debt during the three months ended March 31, 2014.

Preferred Stock Dividends

Preferred stock dividends increased $1.1 million for the three months ended March 31, 2014 as compared to the same period in 2013.  Dividends on our 7.75% Series B preferred stock that was issued in May 2013 contributed $0.6 million of this increase while the full quarter impact of dividends on our 8.25% Series A preferred stock that was issued in February 2013 contributed an additional $0.3 million. In addition, we accrued dividends of $0.2 million on our 8.5% Series C preferred stock that was issued in February 2014.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity offerings, debt facilities and cash flows from our operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common, convertible and/or preferred equity securities.  Our debt facilities include the issuance of floating rate notes resulting from our CDOs and CLOs, the issuance of junior subordinated notes and borrowings under warehousing facilities and a line of credit.  Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash from other investments reduced by expenses, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

We believe our existing sources of funds will be adequate for meeting our short-term and long-term liquidity needs.  A majority of our loans and investments are financed under existing debt obligations and their credit status is continuously monitored; therefore, these loans and investments are expected to generate a generally stable return.  Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing.  Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

While we have been successful in obtaining proceeds from equity offerings, CLOs and certain financing facilities from 2012 to date, current conditions in the capital and credit markets have and may continue to make certain forms of financing less attractive and, in certain cases, less available.  Therefore we will continue to rely, in part, on cash flows provided by operating and investing activities for working capital.

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

Cash Flows

Our cash flows from operating activities increased by $2.7 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a decrease in cash posted against our derivative instruments.

Cash flows used in investing activities improved by $78.1 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a $193.4 million increase in payoffs and paydowns, $33.9 million from the proceeds from the sale of available-for-sale securities and a $20.5 million decrease in the purchase of investments, net of principal collections, and is net of a $166.9 million increase in the origination of loans, as compared to the same period in 2013.

Cash flows from financing activities decreased by $157.3 million for the three months ended March 31, 2014 compared to the same period in 2013.  Our second CLO closed in the first quarter of 2013, resulting in additional proceeds of $177.0 million in the comparative period, proceeds from our common and preferred stock offerings decreased by $97.9 million, payoffs and paydowns of our CDO vehicles increased by $61.5 million, use of restricted cash increased by $12.2 million, dividends paid on our common and preferred stock increased by $3.6 million.  These decreases to cash flows from financing activities were partially offset by the increase in proceeds from repurchase agreements and credit facilities of $108.4 million and an decrease in the repayment of repurchase agreements and credit facilities of $77.0 million.

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

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities as of March 31, 2014:

	March 31, 2014
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Credit facilities	$258,000,000	$248,206,026	$9,793,974	2014 – 2015
Collateralized debt obligations (1)	519,770,974	519,770,974	—	2015 – 2016
Collateralized loan obligations (1)	264,500,000	264,500,000	—	2016
Junior subordinated notes (2)	159,423,385	159,423,385	—	2034 – 2037
Notes payable	17,498,874	17,498,874	—	2014 – 2018

	$1,219,193,233	$1,209,399,259	$9,793,974

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2014.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $16.4 million.

These debt facilities are described in further detail in Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.  London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.

Credit Facilities

Warehouse Facilities.  We utilize warehouse facilities to finance first mortgage loans on multifamily properties.  At March 31, 2014, we have four warehouse facilities with outstanding debt balances totaling $228.2 million.  Our warehouse facilities are described below.

In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In 2013, we amended the facility increasing the committed amount to $75.0 million, decreased the rate of interest from 275 basis points over LIBOR to 225 basis points over LIBOR and decreased certain commitment, warehousing and non-use fees.  In March 2014, the facility’s committed amount was increased to $110.0 million, which includes a temporary increase of $10.0 million until June 2014 and requires a 0.13% commitment fee.  The facility has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth, which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.  At March 31, 2014, the outstanding balance of this facility was $104.5 million.  In April 2014, the facility’s $10.0 million temporary increase was repaid as part of the issuance of our third CLO.

In February 2013, we entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In April 2014, we amended the facility, increasing the committed amount to $75.0 million.  The facility bears interest at a rate of 225 basis points over LIBOR which was originally 250 basis points over LIBOR, upon closing, requires a 35 basis point commitment fee, which was originally 12.5 basis points, upon closing, matures in March 2015, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At March 31, 2014, the outstanding balance of this facility was $49.2 million.

In June 2013, we entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  In February 2014, we amended the facility, increasing the committed amount to $45.0 million, and in April 2014 the committed amount was raised to $60.0 million.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in April 2015, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At March 31, 2014, the outstanding balance of this facility was $41.5 million.

In December 2013, we entered into a $33.0 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property.  The facility bears interest at a rate of 225 basis points over LIBOR which increased to 250 basis points over LIBOR in February 2014, requires up to a 45 basis point commitment fee and matures in November 2015 with a one year extension option.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At March 31, 2014, the outstanding balance of this facility was $33.0 million.  In April 2014, the facility was repaid in full as part of the issuance of our third CLO.

Line of Credit.  In May 2012, we entered into a $15.0 million committed revolving line of credit with a one year term maturing in May 2013, which is secured by a portion of the bonds originally issued by our CDO entities that have been repurchased by us.  This facility has a 1% commitment fee, a 1% non-use fee and pays interest at a fixed rate of 8% on any drawn portion of the line.  The facility has a debt service coverage ratio requirement for the posting of collateral.  In January 2013, we amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment.  The amendment also included a one year extension option upon maturity in May 2013 and required a 1% commitment fee and a 1% non-use fee.  In May 2013, we extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed.  At March 31, 2014, the outstanding balance of this facility was $20.0 million.

Repurchase Agreements.  We have utilized repurchase agreements to finance the purchase of RMBS investments, which were paid off at March 31, 2014.  The first repurchase agreement generally financed between 60% and 90% of the value of each non-linked and linked RMBS investment, had a rolling monthly term, and bore interest at a rate of 125 to 200 basis points over LIBOR.  This facility also included a minimum net worth covenant of $100.0 million.  The second repurchase agreement generally financed between 75% and 90% of the value of each non-linked and linked RMBS investment, had a rolling monthly term, and bore interest at a rate of 165 to 185 basis points over LIBOR.

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

The following table outlines borrowings and the corresponding collateral under our CDOs as of March 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)
CDO I	$95,135,611	$100,728,870	$252,974,537	$205,536,923	$265,957	$191,605,030

CDO II	194,230,380	199,976,397	290,482,463	241,289,151	71,571,783	123,050,208

CDO III	210,519,572	219,065,707	332,248,731	301,726,802	907,953	166,106,827

Total CDOs	$499,885,563	$519,770,974	$875,705,731	$748,552,876	$72,745,693	$480,762,065

CDO I — Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.10%.

CDO II — Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.37%.

CDO III — Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 0.82%.

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

At March 31, 2014 and December 31, 2013, the aggregate weighted average note rate for our CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 2.24% and 2.18%, respectively.  Excluding the effect of swaps, the weighted average note rate at March 31, 2014 and December 31, 2013 was 0.88% and 0.83%, respectively.  Including certain fees and costs, the weighted average note rate was 3.67% and 3.26% at March 31, 2014 and December 31, 2013, respectively.

The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	Three Months Ended March 31,
	2014		2013
Class:	Face Amount	Gain	Face Amount	Gain
H	$—	$—	$7,100,000	$3,763,000

In 2010, we re-issued our own CDO bonds we had acquired during 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  The transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $19.9 million remains at March 31, 2014.

CLOs

The following table outlines borrowings and the corresponding collateral under our CLOs as of March 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)
CLO I	$87,500,000	$87,500,000	$113,961,304	$113,548,264	$11,125,346	$—

CLO II	177,000,000	177,000,000	259,638,391	258,752,946	92	—

Total CLOs	$264,500,000	$264,500,000	$373,599,695	$372,301,210	$11,125,438	$—

CLO I — Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.59%.

CLO II — Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.54%.

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

In September 2012, we completed our first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the Indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid.  The aggregate principal amounts of the two classes of notes are $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of $37.6 million.  The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on November 15, 2012, to and including October 15, 2022, the stated maturity date of the notes.

In January 2013, we completed our second CLO, issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO.  Subsequently, the issuer owns loan obligations with a face value of approximately $260.0 million.  The aggregate principal amounts of the two classes of notes are $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of approximately $83.0 million.  The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, through February 15, 2023, the stated maturity date of the notes.

In April 2014, we completed our third CLO, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $307.3 million, consisting primarily of bridge loans that were contributed from the Company’s existing loan portfolio.  The financing has an approximate 2.5 year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $67.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  Subsequently, it is expected that the issuer will own loan obligations with a face value of approximately $281.3 million.  The aggregate principal amounts of the three classes of notes are $221.3 million of Class A senior secured floating rate notes, $24.3 million of Class B secured floating rate notes and $35.8 million of Class C secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of approximately $93.8 million.  The notes have an initial weighted average interest rate of approximately 2.39% plus one-month LIBOR and interest payments on the notes are payable monthly.  We expect to account for this transaction on its balance sheet as a financing facility.

At March 31, 2014 and December 31, 2013, the aggregate weighted average note rate for our CLOs was 2.89% and 2.91%, respectively.  Including certain fees and costs, the weighted average note rate was 3.52% and 3.49% at March 31, 2014 and December 31, 2013, respectively.

Our CLO vehicles are VIEs for which we are the primary beneficiary and are consolidated in our financial statements.  The two investment grade tranches are treated as a secured financing, and are non-recourse to us.

Junior Subordinated Notes

At March 31, 2014, the aggregate carrying value of borrowings under our junior subordinated notes was $159.4 million, which is net of a deferred amount of $16.4 million being amortized into interest expense over the life of the notes, with a current weighted average pay rate of 3.01%, however, based upon the accounting treatment for a prior year restructuring, the effective rate was 3.04%.  See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.

The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

Notes Payable

At March 31, 2014, notes payable consisted of four junior loan participations with an aggregate outstanding balance of $17.5 million.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

During 2011, we assumed a $55.4 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by our Multifamily Portfolio.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and in March 2014, the maturity date was extended to June 2014 with a one year extension option, subject to certain conditions.  In September 2013, one of the properties in the Multifamily Portfolio was classified as held-for-sale and thus $11.0 million of the first lien mortgage was classified as held-for-sale and the balance of $42.7 million remained classified as real estate owned at March 31, 2014.

Restrictive Covenants

Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at March 31, 2014.

Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDOs and CLOs were in compliance with all such covenants as of March 31, 2014 as well as on the most recent determination date in April 2014.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination dates in April 2014:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II
Overcollateralization (1)

Current	184.35%	138.15%	108.74%	142.96%	146.89%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	541.25%	457.31%	495.38%	232.75%	365.43%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II
April 2014	184.35%	138.15%	108.74%	142.96%	146.89%
January 2014	167.15%	137.87%	107.80%	142.96%	146.89%
October 2013	166.88%	133.77%	106.64%	142.96%	146.89%
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%
April 2013	174.76%	138.97%	106.56%	142.96%	146.89%

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

Contractual Commitments

As of March 31, 2014, we had the following material contractual obligations (dollars in thousands):

	Payments Due by Period (1)
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total

Credit facilities	$61,497	$186,709	$—	$—	$—	$—	$248,206
Collateralized debt obligations (2)	174,364	81,059	183,182	81,166	—	—	519,771
Collateralized loan obligations (3)	42,081	30,769	56,200	81,657	53,793	—	264,500
Junior subordinated notes (4)	—	—	—	—	—	175,858	175,858
Notes payable	1,750	—	15,000	—	749	—	17,499
Mortgage note payable — real estate owned and held-for-sale	53,751	—	—	—	—	—	53,751
Outstanding unfunded commitments (5)	3,292	2,435	527	43	—	22	6,319

Totals	$336,735	$300,972	$254,909	$162,866	$54,542	$175,880	$1,285,904

(1)

Represents principal amounts due based on contractual maturities.  Does not include total projected interest payments on our debt obligations of $23.8 million in 2014, $22.8 million in 2015, $16.5 million in 2016, $9.7 million in 2017, $6.7 million in 2018 and $85.1 million thereafter based on current LIBOR rates.

(2)

Comprised of $100.7 million of CDO I debt, $200.0 million of CDO II debt and $219.1 million of CDO III debt with a weighted average contractual maturity of 0.83, 1.82 and 1.40 years, respectively, as of March 31, 2014.  The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $19.9 million at March 31, 2014.

(3)	Represents $87.5 million of CLO I debt and $177.0 million of CLO II debt with a weighted average contractual maturity of 2.46 and 2.56 years, respectively, as of March 31, 2014.
(4)	Represents the face amount due upon maturity. The carrying value is $159.4 million, which is net of a deferred amount of $16.4 million at March 31, 2014.
(5)

In accordance with certain loans and investments, we have outstanding unfunded commitments of $6.3 million as of March 31, 2014, that we are obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  In relation to the $6.3 million outstanding balance at March 31, 2014, our restricted cash balance contained approximately $5.4 million available to fund the portion of the unfunded commitments for loans financed by our CDO and CLO vehicles.

Agreements and Transactions with Related Parties

Management Agreement

We, ARLP and Arbor Realty SR, Inc. have a management agreement with ACM, pursuant to which ACM provides certain services and we pay ACM a base management fee and under certain circumstances, an annual incentive fee.

The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  All origination fees on investments are retained by us.

We incurred $2.5 million and $2.8 million of base management fee for services rendered in the three months ended March 31, 2014 and 2013, respectively.

The incentive fee is measured on an annual basis and is calculated as (1) 25% of the amount by which (a) our funds from operations per share, adjusted for certain gains and losses including gains from the retirement and restructuring of debt and 60% of any loan loss reserve recoveries (spread over a three year period), exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the greater of $10.00 or the weighted average of book value of the net assets contributed by ACM to ARLP per ARLP partnership unit, the offering price per share of our common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of our outstanding shares.

The minimum return, or incentive fee hurdle to be reached before an incentive fee is earned, is a percentage applied on a per share basis to the greater of $10.00 or the average gross proceeds per share.  In addition, 60% of any loan loss and other reserve recoveries are eligible to be included in the incentive fee calculation, which recoveries are spread over a three year period.  For the three months ended March 31, 2014 and 2013, no incentive fee payments were made.

The management agreement also allows us to consider, from time to time, the payment of additional “success-based” fees to ACM for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.  If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million.  For the three months ended March 31, 2014 and 2013, no success-based payments were made.

In 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of our equity affiliates.

Related Party Transactions

Due from related party was approximately $0.3 million and $0.1 million at March 31, 2014 and December 31, 2013, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $1.1 million at March 31, 2014 and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by us in the following quarter.  At December 31, 2013, due to related party was $2.8 million and consisted primarily of base management fees due to ACM that were remitted by us in the following quarter.

In March 2014, we originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to ACM.  The loan has a weighted average interest rate of 6.38% and a maturity date of March 2016.  The participations have a weighted average interest rate of 7.20% and a maturity date of March 2016.  Interest income recorded from this loan totaled approximately $0.2 million for the three months ended March 31, 2014.

We had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from ACM.  In the first quarter 2014, ACM purchased the property from the prior borrower subject to the Company’s loans.  In connection with this purchase, ACM paid down the loans by $2.3 million and the Company restructured its remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of June 2014 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.  Interest income recorded from these loans totaled approximately $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

In October 2013, we purchased, at par, a $3.0 million mezzanine loan from ACM who originated the loan in September 2013 to a third party entity.  The loan has a fixed interest rate of 13.00% and a maturity date of October 2018.  Interest income recorded from this loan was approximately $0.1 million for the three months ended March 31, 2014.

In April 2013, we originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together own an interest of approximately 19% in the borrowing entity.  The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013.  In November 2013, we originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%.  Interest income recorded from these loans totaled approximately $0.1 million for the three months ended March 31, 2014.

In June 2013, our board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our manager involving the acquisition of our manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business. Although there have been preliminary discussions between the Special Committee and representatives of our manager, we cannot provide any assurance regarding the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing, or whether any transaction between us and our manager will occur at all. Also, in connection with evaluating a potential transaction with our manager, the Special Committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees for the year ended December 31, 2013.  No advisory fees were incurred during the three months ended March 31, 2014 and 2013.

In April 2013, we purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bears interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and has a maturity date of March 2015 with three one year extension options.  Interest income recorded from this loan totaled approximately $0.1 million for the three months ended March 31, 2014.

In January 2013, we originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on our Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bore interest at a rate of one-month LIBOR plus 6.00%, had a maturity date of January 2015, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for both the three months ended March 31, 2014 and 2013.

In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber, our executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the preferred equity investment totaled approximately $0.3 million for the three months ended March 31, 2013.  The new preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  We record this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At March 31, 2014, this debt had an aggregate outstanding balance of $734.4 million and is scheduled to mature between 2017 and 2023.

Interest income recorded from loans originated in 2012 or prior years with our affiliates totaled $0.5 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

We are dependent upon our manager, ACM, with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our manager.  In addition, Mr. Kaufman and his affiliated entities (the “Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of our employees and directors also hold an ownership interest in ACM.  Furthermore, one of our former directors is general counsel to ACM and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in our manager.  ACM currently holds approximately 5.3 million of our common shares, representing approximately 11% of the voting power of our outstanding stock as of March 31, 2014.  Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

Critical Accounting Policies

Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the three months ended March 31, 2014, there were no material changes to these policies.

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

During the three months ended March 31, 2014 we entered into a LIBOR Cap with a notional value of approximately $71.7 million that was not designated as cash flow hedge, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement and two interest rate swaps matured with a combined notional value of approximately $32.0 million.  Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item.  The fair value of our qualifying hedge portfolio has decreased by approximately $2.9 million from December 31, 2013 as a result of the amortized notional value of swaps.   During the three months ended March 31, 2013 we entered into a LIBOR Cap with a notional value of approximately $6.0 million that was not designated as cash flow hedge.  In certain circumstances, we have financed the purchase of RMBS investments through a repurchase agreement with the same counterparty which qualified as a linked transaction.  If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheets with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statements of Income.  The analysis of transactions under these rules requires management’s judgment and experience.  During the three months ended March 31, 2014, we sold six RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $47.8 million for approximately $48.0 million and recorded a net gain of $0.2 million related to the settlement of these linked transactions.  The six RMBS investments were financed with repurchase agreements totaling $41.8 million which were repaid with the proceeds.  The RMBS investments, net of their respective financing, had a total fair value at March 31, 2014 and December 31, 2013 of $2.9 million and $6.4 million, respectively, which is recorded in other assets on the Consolidated Balance Sheets.

Because the valuations of our derivatives are based on estimates, the fair value may change if our estimates are inaccurate.  For the effect of hypothetical changes in market interest rates on our interest rate swaps, see “Interest Rate Risk” in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Item 3 hereof.

Non-GAAP Financial Measures

Funds from Operations

We present funds from operations (“FFO”) because we believe it to be an important supplemental measure of our operating performance in that it is frequently used by analysts, investors and other parties in the evaluation of REITs.  The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated properties and real estate related depreciation and amortization, and after adjustments for unconsolidated ventures.  We consider gains and losses on the sales of undepreciated real estate investments to be a normal part of our recurring operating activities in accordance with GAAP and should not be excluded when calculating FFO.  In accordance with the revised white paper, losses from discontinued operations are not excluded when calculating FFO.

FFO is not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions.  Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$5,874,761	$6,640,239
Add:
Impairment loss on real estate owned	250,000	—
Depreciation — real estate owned and held-for-sale (1)	1,811,683	1,632,131
Depreciation — investment in equity affiliates	69,370	22,599
Funds from operations (FFO)	$8,005,814	$8,294,969

Diluted FFO per common share	$0.16	$0.24
Diluted weighted average common shares outstanding	49,752,813	34,236,689

(1) Includes discontinued operations.

Adjusted Book Value per Common Share

We believe that adjusted book value per common share is an additional appropriate measure given the magnitude and the deferral structure of the 450 West 33rd Street transaction from 2007, as well as the significance of the unrealized gain and/or loss position of our qualifying derivative instruments.  Adjusted book value per common share currently reflects the future impact of the 450 West 33rd Street transaction, as well as the removal of the temporary nature of unrealized gains or losses as a component of equity from qualifying interest rate swaps on our financial position.  Over time, as these qualifying interest rate swaps reach their maturity, the fair value of these swaps will return to their original par value.  We consider this non-GAAP financial measure to be an effective indicator of our financial condition for both us and our investors.  We do not advocate that investors consider this non-GAAP financial measure in isolation from, or as a substitute for, financial measures prepared in accordance with GAAP.  In addition, GAAP book value per common share and adjusted book value per common share calculations do not take into account any dilution from the potential exercise of the warrants issued to Wachovia as part of the 2009 debt restructuring.

GAAP book value per share and adjusted book value per share as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013

GAAP Arbor Realty Trust, Inc. Stockholders’ Equity	$467,890,296	$437,596,282

Subtract: 8.25% Series A, 7.75% Series B and 8.50% Series C cumulative redeemable preferred stock	(89,295,905)	(67,654,655)
GAAP Arbor Realty Trust, Inc. Common Stockholders’ Equity	$378,594,391	$369,941,627

Add: 450 West 33rd Street transaction — deferred revenue	77,123,133	77,123,133

Unrealized loss on derivative instruments	21,921,045	24,794,051

Subtract: 450 West 33rd Street transaction — prepaid management fee	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Common Stockholders’ Equity	$458,590,620	$452,810,862

Adjusted book value per common share	$9.15	$9.22

GAAP book value per common share	$7.55	$7.53

Common shares outstanding	50,136,308	49,136,308

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

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs.  Most of our loans and borrowings are variable-rate instruments, based on LIBOR.  The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.  In addition, we have various fixed rate loans in our portfolio, which are financed with variable rate LIBOR borrowings.  We have entered into various interest swaps to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans.  Certain of these swaps are scheduled to mature on the original maturity dates of their corresponding loans.  However, loans are sometimes extended and, consequently, do not pay off on their original maturity dates.  If a loan is extended, whether it is through an existing extension option or a modification, our exposure to interest rate risk may be increased.  In these instances, we could have a fixed rate loan in our portfolio financed with variable debt and, since the corresponding interest swap already matured, a portion of our debt is no longer protected against interest rate risk.  Some of our loans and borrowings are subject to various interest rate floors.  As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.

We have utilized interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into financial instruments for trading purposes.

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of March 31, 2014, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (1)
Interest income from loans and investments	$1,712,425,103	$2,329,028	$(791,267)	$5,182,655	$(791,267)

Interest expense from debt obligations	(1,205,948,461)	2,294,941	(1,395,324)	4,589,881	(1,395,324)

Total net interest income (expense)		$34,087	$604,057	$592,773	$604,057

Fair value of derivative financial instruments	$(18,987,131)	$1,325,395	$(1,328,072)	$2,641,521	$(2,509,444)

(1)         Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps, LIBOR caps and forward contracts.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.15% as March 31, 2014.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results.  Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps.  Due to the prolonged volatility in the financial markets that began in 2007, the values of these interest rate swaps have declined substantially.  As a result, at March 31, 2014 and December 31, 2013, we funded approximately $13.1 million and $14.2 million, respectively, in cash related to these swaps.  If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded.  However, at maturity the value of these contracts return to par and all cash will be recovered.  If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

Item 4.         CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the following:

On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the “Trust”), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together “ESI”) (formerly Chapter 11 debtors, together the “Debtors”) that have emerged from bankruptcy.  Two of the lawsuits were filed in the United States Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County.  There were 73 defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals.  A subsidiary of ours and certain other entities that are affiliates of ours are included as defendants.  The New York State Court action has been removed to the Bankruptcy Court.  Our affiliates filed a motion to dismiss the three lawsuits.

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against affiliates of ours are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  The bankruptcy court granted the motion and the amended complaint has been filed.  The amended complaint seeks $139.0 million in the aggregate from director designees and affiliates of ours.  We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein.  During a status conference held on March 18, 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling.

We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

None.

Item 6.         EXHIBITS

Exhibit
Number	Description
10.1

Indenture, dated April 28, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.

10.2	Loan Obligation Purchase Agreement, dated April 28, 2014, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2014-1, Ltd.
10.3

Lead Placement Agreement, dated April 17, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC and Sandler O’Neill & Partners, L.P.

10.4

European Co-Placement Agreement, dated April 17, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC and Chalkhill Partners LLP.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2014, filed on May 1, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ Ivan Kaufman

Name: Ivan Kaufman
Title: Chief Executive Officer

By:	/s/ Paul Elenio

Name: Paul Elenio
Title: Chief Financial Officer

Date: May 1, 2014