Form 10-Q
period 2014-06-30
ARBOR REALTY TRUST INC
filed 2014-08-01
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 50,477,308 outstanding (excluding 2,650,767 shares held in the treasury) as of August 1, 2014.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our  reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets:
Cash and cash equivalents	$47,813,740	$60,389,552
Restricted cash (includes $155,539,121 and $54,051,439 from consolidated VIEs, respectively)	156,795,469	54,962,316
Loans and investments, net (includes $1,258,768,746 and $1,196,434,032 from consolidated VIEs, respectively)	1,502,586,691	1,523,699,653
Available-for-sale securities, at fair value	2,805,471	37,315,652
Investments in equity affiliates	4,588,107	4,680,306
Real estate owned, net (includes $80,787,215 and $80,787,215 from consolidated VIEs, respectively)	120,830,942	111,718,177
Real estate held-for-sale, net	—	11,477,676
Due from related party (includes $23,043 and $91,988 from consolidated VIEs, respectively)	358,110	98,058
Prepaid management fee — related party	19,047,949	19,047,949
Other assets (includes $23,321,607 and $19,861,310 from consolidated VIEs, respectively)	48,146,390	54,083,143
Total assets	$1,902,972,869	$1,877,472,482

Liabilities and Equity:
Credit facilities and repurchase agreements	$22,204,000	$159,125,023
Collateralized debt obligations (includes $433,297,191 and $639,622,981 from consolidated VIEs, respectively)	433,297,191	639,622,981
Collateralized loan obligations (includes $545,750,000 and $264,500,000 from consolidated VIEs, respectively)	545,750,000	264,500,000
Senior unsecured notes	58,637,625	—
Junior subordinated notes to subsidiary trust issuing preferred securities	159,557,894	159,291,427
Notes payable	2,498,542	2,500,000
Mortgage note payable — real estate owned	53,538,637	42,745,650
Mortgage note payable — real estate held-for-sale	—	11,005,354
Due to related party	1,666,667	2,794,087
Due to borrowers	16,979,900	20,326,030
Deferred revenue	77,123,133	77,123,133
Other liabilities (includes $10,779,854 and $13,944,737 from consolidated VIEs, respectively)	55,127,961	60,842,515
Total liabilities	1,426,381,550	1,439,876,200
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at June 30, 2014 and December 31, 2013; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding at June 30, 2014, no shares issued and outstanding at December 31, 2013	89,295,905	67,654,655
Common stock, $0.01 par value: 500,000,000 shares authorized; 53,128,075 shares issued, 50,477,308 shares outstanding at June 30, 2014 and 51,787,075 shares issued, 49,136,308 shares outstanding at December 31, 2013	531,280	517,870
Additional paid-in capital	631,889,669	623,993,245
Treasury stock, at cost — 2,650,767 shares at June 30, 2014 and December 31, 2013	(17,100,916)	(17,100,916)
Accumulated deficit	(207,803,092)	(212,231,319)
Accumulated other comprehensive loss	(20,221,527)	(25,237,253)
Total equity	476,591,319	437,596,282
Total liabilities and equity	$1,902,972,869	$1,877,472,482

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$25,492,429	$24,329,116	$50,404,284	$47,317,938
Interest expense	11,222,597	10,333,073	21,813,975	20,975,317
Net interest income	14,269,832	13,996,043	28,590,309	26,342,621
Other revenue:
Property operating income	9,001,383	8,231,822	18,259,471	17,127,256
Other income, net	150,187	605,317	1,008,583	1,984,775
Total other revenue	9,151,570	8,837,139	19,268,054	19,112,031
Other expenses:
Employee compensation and benefits	3,552,548	2,968,678	6,938,497	6,052,317
Selling and administrative	3,194,845	2,969,733	5,177,064	5,159,016
Property operating expenses	7,423,080	7,161,334	14,420,203	14,031,493
Depreciation and amortization	2,158,353	1,827,595	3,970,036	3,459,726
Impairment loss on real estate owned	—	—	250,000	—
Provision for loan losses (net of recoveries)	(870,187)	821,722	(735,843)	3,321,877
Management fee - related party	2,500,000	2,800,000	4,950,000	5,600,000
Total other expenses	17,958,639	18,549,062	34,969,957	37,624,429
Income before gain on extinguishment of debt, gain on sale of equity interest and income (loss) from equity affiliates	5,462,763	4,284,120	12,888,406	7,830,223
Gain on extinguishment of debt	—	—	—	3,763,000
Gain on sale of equity interest	7,851,266	—	7,851,266	—
Income (loss) from equity affiliates	40,493	(81,804)	80,541	(163,689)
Net income	13,354,522	4,202,316	20,820,213	11,429,534
Preferred stock dividends	1,888,465	1,152,617	3,479,395	1,685,945
Net income attributable to noncontrolling interest	—	53,833	—	107,484
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$11,466,057	$2,995,866	$17,340,818	$9,636,105

Basic earnings per common share	$0.23	$0.07	$0.35	$0.25

Diluted earnings per common share	$0.23	$0.07	$0.35	$0.25

Dividends declared per common share	$0.13	$0.12	$0.26	$0.24

Weighted average number of shares of common stock outstanding:
Basic	50,267,462	43,113,898	49,804,457	38,468,718
Diluted	50,701,742	43,555,495	50,229,899	38,921,834

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$13,354,522	$4,202,316	$20,820,213	$11,429,534
Unrealized gain (loss) on securities available-for-sale, net	29,394	58,789	(29,395)	58,789
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	(100,000)	(431,476)	(100,000)
Unrealized (loss) gain on derivative financial instruments	(636,671)	1,640,042	(1,078,444)	1,285,062
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	3,114,164	3,516,886	6,555,041	7,012,650
Comprehensive income	15,861,409	9,318,033	25,835,939	19,686,035
Less:
Preferred stock dividends	1,888,465	1,152,617	3,479,395	1,685,945
Comprehensive income attributable to noncontrolling interest	—	53,833	—	107,484
Comprehensive income attributable to Arbor Realty Trust, Inc. common stockholders	$13,972,944	$8,111,583	$22,356,544	$17,892,606

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Six Months Ended June 30, 2014

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance — January 1, 2014	2,811,500	$67,654,655	51,787,075	$517,870	$623,993,245	(2,650,767)	$(17,100,916)	$(212,231,319)	$(25,237,253)	$437,596,282
Issuance of common stock			1,000,000	10,000	6,504,000					6,514,000
Issuance of 8.50% Series C preferred stock	900,000	21,641,250								21,641,250
Stock-based compensation			341,000	3,410	1,392,424					1,395,834
Distributions — common stock								(12,905,440)		(12,905,440)
Distributions —preferred stock								(3,479,395)		(3,479,395)
Distributions — preferred stock of private REIT								(7,151)		(7,151)
Net income								20,820,213		20,820,213
Unrealized loss on securities available-for-sale									(29,395)	(29,395)
Reclassification of unrealized gain on securities available-for- sale realized into earnings									(431,476)	(431,476)
Unrealized loss on derivative financial instruments, net									(1,078,444)	(1,078,444)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									6,555,041	6,555,041
Balance — June 30, 2014	3,711,500	$89,295,905	53,128,075	$531,280	$631,889,669	(2,650,767)	$(17,100,916)	$(207,803,092)	$(20,221,527)	$476,591,319

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$20,820,213	$11,429,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,970,036	3,459,726
Stock-based compensation	1,395,834	1,249,491
Gain on sale of securities	(518,640)	(1,100,000)
Gain on extinguishment of debt	—	(3,763,000)
Provision for loan losses (net of recoveries)	(735,843)	3,321,877
Impairment loss on real estate owned	250,000	—
Amortization and accretion of interest, fees and intangible assets, net	174,903	(855,523)
Change in fair value of non-qualifying swaps and linked transactions	(42,774)	1,040,379
Gain on sale of equity interest	(7,851,266)	—
(Income) loss from equity affiliates	(80,541)	163,689
Changes in operating assets and liabilities:
Other assets	(1,631,606)	(335,388)
Distributions of operations from equity affiliates	80,541	48,813
Other liabilities	(359,716)	(41,279)
Change in restricted cash	(599,081)	(332,851)
Due to/from related party	(1,387,472)	(1,182,935)
Net cash provided by operating activities	$13,484,588	$13,102,533

Investing activities:
Loans and investments funded, originated and purchased, net	(456,177,017)	(285,483,359)
Payoffs and paydowns of loans and investments	474,807,344	70,432,700
Due to borrowers and reserves	(36,239)	(585,143)
Deferred fees, net	3,527,198	1,937,037
Purchase of securities, net	—	(29,024,327)
Principal collection on securities, net	663,684	24,611,838
Investment in real estate, net	(2,208,067)	(3,938,759)
Proceeds from sale of available-for-sale securities	33,904,172	2,100,000
Distributions from equity affiliates	7,943,465	—
Net cash provided by / (used in) investing activities	$62,424,540	$(219,950,013)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	162,062,708	88,043,151
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(298,985,189)	(117,607,334)
Paydown of mortgage notes payable	(212,367)	—
Proceeds from collateralized loan obligations	281,250,000	177,000,000
Proceeds from senior unsecured notes	58,637,625	—
Payoffs and paydowns of collateralized debt obligations	(205,956,327)	(64,214,811)
Change in restricted cash	(101,234,072)	8,720,762
Payments on financial instruments underlying linked transactions	(59,613,649)	(97,567,458)
Receipts on financial instruments underlying linked transactions	66,027,912	91,913,598
Payments on swaps and margin calls to counterparties	(1,022,106)	(51,364,587)
Receipts on swaps and margin calls from counterparties	5,433,010	51,972,076
Distributions paid to noncontrolling interest	—	(103,819)
Proceeds from issuance of common stock	6,800,000	91,696,328
Expenses paid on issuance of common stock	(221,143)	(3,194,741)
Proceeds from issuance of preferred stock	22,500,000	70,287,500
Expenses paid on issuance of preferred stock	(779,131)	(2,614,057)
Distributions paid on common stock	(12,905,440)	(9,330,990)
Distributions paid on preferred stock	(3,320,020)	(1,066,656)
Distributions paid on preferred stock of private REIT	(7,151)	(7,230)
Payment of deferred financing costs	(6,939,600)	(4,191,067)
Net cash (used in) / provided by financing activities	$(88,484,940)	$228,370,665
Net (decrease) increase in cash and cash equivalents	$(12,575,812)	$21,523,185
Cash and cash equivalents at beginning of period	60,389,552	29,188,889
Cash and cash equivalents at end of period	$47,813,740	$50,712,074

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2014	2013

Supplemental cash flow information:
Cash used to pay interest	$20,351,898	$23,611,936
Cash used for taxes	$70,256	$208,071

Supplemental schedule of non-cash investing and financing activities:

Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$352,625
Distributions accrued on 8.50% Series C preferred stock	$159,375	$—
Accrued and unpaid expenses on preferred stock offerings	$79,619	$18,788
Accrued and unpaid expenses on common stock offerings	$64,857	$—
Investment transferred from real estate held-for-sale, net to real estate owned, net	$11,444,812	$—
Mortgage note payable - real estate held-for-sale transferred to real estate owned	$11,005,354	$—
Accrued and unpaid expenses on collateralized loan obligation offering	$—	$500,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC.

The accompanying unaudited consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, partnerships or other joint ventures in which the Company owns a voting interest of greater than 50 percent, and Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Current accounting guidance requires the Company to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary.  As a result of this guidance, the Company has separately disclosed parenthetically the assets and liabilities of its three collateralized debt obligation (“CDO”) and three collateralized loan obligation (“CLO”) subsidiaries on its Consolidated Balance Sheets.  Entities in which the Company has significant influence are accounted for primarily under the equity method.

As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 or 2010 have been deferred to future periods at the Company’s election.  As of June 30, 2014 and 2013, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the six months ended June 30, 2014 and 2013.  Certain of the Company’s assets that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the six months ended June 30, 2014 and 2013, the Company did not record any provision for income taxes for these taxable REIT subsidiaries.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to current period presentation.  In the second quarter of 2014, the Company reclassified a property from real estate held-for-sale to real estate owned when it was determined that a sale of the property would not take place, resulting in reclassifications of the property’s operating activity and related depreciation for all prior periods presented from discontinued operations to property operating income and property operating expenses.

Significant Accounting Policies

As of June 30, 2014, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed materially.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes how repurchase agreements determined to be linked transactions are recorded.  Under the new guidance, the repurchase agreement is to be accounted for separately from the initial transfer of the financial asset and not as a forward contract derivative.  The guidance is effective for transactions outstanding as of the first quarter of 2015, and early adoption is not permitted.  The Company does not expect this guidance to have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued updated guidance on the recognition of revenue relating to the transfer of goods, services and non-financial assets.  This guidance does not pertain to financial instrument contracts and thus does not have a material effect on the Company’s Consolidated Financial Statements.

In April 2014, the FASB issued updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  As a result of this new guidance, future dispositions of real estate owned assets may no longer meet the criteria to be considered as discontinued operations.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The Company early adopted this new guidance in the first quarter of 2014 and it did not have a material effect on the Company’s Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,198,904,475	73%	97	5.17%	17.3	0%	74%
Mezzanine loans	80,457,777	5%	25	7.85%	46.2	62%	86%
Junior participation loans	239,117,251	15%	7	4.36%	15.3	60%	83%
Preferred equity investments	113,294,001	7%	16	6.30%	51.6	23%	37%
	1,631,773,504	100%	145	5.26%	20.8	14%	73%
Unearned revenue	(14,126,825)
Allowance for loan losses	(115,059,988)
Loans and investments, net	$1,502,586,691

	December 31, 2013	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,171,783,914	71%	95	5.11%	18.5	0%	76%
Mezzanine loans	118,550,172	7%	27	7.02%	58.2	56%	83%
Junior participation loans	248,337,542	15%	7	4.21%	19.6	60%	81%
Preferred equity investments	121,523,673	7%	15	7.20%	45.5	58%	79%
	1,660,195,301	100%	144	5.26%	23.5	17%	77%
Unearned revenue	(14,218,237)
Allowance for loan losses	(122,277,411)
Loans and investments, net	$1,523,699,653

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

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk.  The Company is subject to concentration risk in that, as of June 30, 2014, the unpaid principal balance related to 25 loans with five different borrowers represented approximately 24% of total assets.  At December 31, 2013, the unpaid principal balance related to 28 loans with five different borrowers represented approximately 30% of total assets.  The Company measures its relative loss position for its mezzanine loans, junior participation loans, and preferred equity investments by determining the point where the Company will be exposed to losses based on its position in the capital stack as compared to the fair value of the underlying collateral.  The Company determines its loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.  First dollar LTV is calculated by comparing the total of the Company’s senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

position.  Last dollar LTV is calculated by comparing the total of the carrying value of the Company’s loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

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

As a result of the loan review process at June 30, 2014 and December 31, 2013, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $186.0 million and $187.5 million, respectively, and a weighted average last dollar LTV ratio of 93%, respectively.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,099,801,629	67.4%	3.1	8%	70%
Office	310,658,048	19.0%	3.2	35%	79%
Land	120,269,874	7.4%	4.0	4%	88%
Hotel	66,500,000	4.1%	3.8	30%	84%
Commercial	24,593,953	1.5%	3.0	4%	49%
Retail	9,950,000	0.6%	2.5	23%	70%
Total	$1,631,773,504	100.0%	3.2	14%	73%

	December 31, 2013
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,068,529,815	64.4%	3.3	14%	75%
Office	358,832,526	21.6%	3.2	32%	82%
Land	116,751,563	7.0%	4.0	3%	88%
Hotel	69,181,252	4.2%	3.8	26%	84%
Commercial	24,900,145	1.5%	3.0	3%	49%
Condo	15,250,000	0.9%	3.7	41%	65%
Retail	6,750,000	0.4%	2.5	0%	63%
Total	$1,660,195,301	100.0%	3.3	17%	77%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

Geographic Concentration Risk

As of June 30, 2014, 34% and 13% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York and Texas, respectively.  As of December 31, 2013, 36% and 10% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York and Texas, respectively.

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

During the three months ended June 30, 2014, the Company determined that the fair value of the underlying collateral securing three impaired loans with an aggregate carrying value of $153.7 million was less than the net carrying value of the loan, resulting in a $4.0 million provision for loan losses. During the six months ended June 30, 2014, the Company determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $158.6 million was less than the net carrying value of the loans, resulting in a $5.0 million provision for loan losses.  In addition, during the three and six months ended June 30, 2014, the Company recorded $4.8 million and $5.7 million, respectively, of net recoveries of previously recorded loan loss reserves resulting in a provision for loan losses, net of recoveries, of $(0.9) million and $(0.7) million, respectively.  Of the $4.0 million and $5.0 million of loan loss reserves recorded during the three and six months ended June 30, 2014, $1.3 million and $2.3 million, respectively, were attributable to loans on which the Company had previously recorded reserves.

During the three months ended June 30, 2013, the Company determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $12.9 million was less than the net carrying value of the loans, resulting in a $1.5 million provision for loan losses.  During the six months ended June 30, 2013, the Company determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $26.6 million was less than the net carrying value of the loans, resulting in a $4.0 million provision for loan losses.  In addition, during the three and six months ended June 30, 2013, the Company recorded $0.7 million, respectively, of net recoveries of previously recorded loan loss reserves resulting in a provision for loan losses, net of recoveries, of $0.8 million and $3.3 million.  The $1.5 million and $4.0 million of loan loss reserves recorded during the three and six months ended June 30, 2013 were attributable to four loans on which the Company had not previously recorded reserves.

There were no loans for which the value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of June 30, 2014 and 2013.

At June 30, 2014, the Company had a total of 14 loans with an aggregate carrying value, before loan loss reserves, of $237.6 million for which impairment reserves have been recorded.  At December 31, 2013, the Company had a total of 15 loans with an aggregate carrying value, before loan loss reserves, of $207.5 million for which impairment reserves have been recorded.  Additionally, the Company has seven loans with an unpaid principal balance totaling approximately $113.6 million at June 30, 2014, which mature in September 2014, that are collateralized by a land development project.  The loans do not carry a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%.  The Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  The Company has recorded cumulative allowances for loan losses of $45.0 million related to these loans as of June 30, 2014.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

During the quarter ended June 30, 2014, the Company received principal payoffs on a bridge loan and a mezzanine loan with an aggregate carrying value of $9.6 million and recorded a charge-off to previously recorded reserves of $0.8 million as well as cash recoveries of $4.8 million.  During the six months ended June 30, 2014, the Company received payoffs on a bridge and a mezzanine loan with a total carrying value of $9.6 million, wrote off a mezzanine loan with a carrying value of $6.5 million, recorded charge-offs to previously recorded reserves totaling $6.5 million and recorded cash recoveries totaling $5.6 million.

During the quarter ended June 30, 2013, the Company recorded cash recoveries of $0.7 million.  During the six months ended June 30, 2013, the Company wrote off a bridge loan, two mezzanine loans and a junior participation loan with a total carrying value of $18.5 million and recorded a charge-off to previously recorded reserves of $18.5 million as well as cash recoveries totaling $0.7 million.

A summary of the changes in the allowance for loan losses is as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013

Allowance at beginning of the period	$122,277,411	$161,706,313
Provision for loan losses	4,950,000	4,000,000
Charge-offs	(6,501,079)	(18,461,330)
Recoveries of reserves	(5,666,344)	(681,218)
Allowance at end of the period	$115,059,988	$146,563,765

A summary of charge-offs and recoveries is as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013

Charge-offs:
Multi-family	$(6,501,079)	$(4,789,815)
Hotel	—	(3,671,515)
Condo	—	(10,000,000)
Total	$(6,501,079)	$(18,461,330)

Recoveries:
Multi-family	$(5,666,344)	$(681,218)
Total	$(5,666,344)	$(681,218)

Net Charge-offs	$(834,735)	$(17,780,112)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	0.1%	1.1%

A summary of the Company’s impaired loans by asset class is as follows:

	June 30, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$49,599,938	$49,016,213	$38,619,274	$54,400,857	$218,529	$57,667,857	$432,270
Office	45,086,582	38,955,771	25,472,444	40,586,582	511,501	40,586,582	786,296
Land	118,375,160	114,650,492	49,768,270	117,409,169	171,374	117,230,555	171,374
Hotel	35,000,000	34,939,896	1,200,000	17,500,000	—	17,500,000	—
Total	$248,061,680	$237,562,372	$115,059,988	$229,896,608	$901,404	$232,984,994	$1,389,940

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

	December 31, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$65,735,773	$65,186,623	$50,786,697	$66,389,172	$432,625	$66,142,984	$1,381,705
Office	36,086,582	29,474,065	23,972,444	46,762,808	480,204	42,562,808	952,515
Land	116,085,950	112,810,558	47,518,270	139,063,945	—	139,050,225	—
Total	$217,908,305	$207,471,246	$122,277,411	$252,215,925	$912,829	$247,756,017	$2,334,220

(1) Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2) Represents an average of the beginning and ending unpaid principal balance of each asset class.

As of June 30, 2014, two loans with an aggregate net carrying value of approximately $6.3 million, net of related loan loss reserves of $34.0 million, were classified as non-performing, all of which had loan loss reserves.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2013, five loans with an aggregate net carrying value of approximately $10.7 million, net of related loan loss reserves of $39.6 million, were classified as non-performing, of which one loan with a carrying value of $0.6 million did not have a loan loss reserve.

A summary of the Company’s non-performing loans by asset class as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014			December 31, 2013
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$32,000,000	$—	$32,000,000	$42,054,539	$32,000,000	$10,054,539
Office	8,277,796	—	8,277,796	8,277,844	—	8,277,844
Total	$40,277,796	$—	$40,277,796	$50,332,383	$32,000,000	$18,332,383

During the quarter and six months ended June 30, 2014, the Company had not refinanced and/or modified or extended any loans which were considered by the Company to be troubled debt restructurings.  During the quarter and six months ended June 30, 2013, the Company refinanced and/or modified one loan with a unpaid principal balance of $6.3 million which was not considered by the Company to be a troubled debt restructuring, however, two loans with a combined unpaid principal balance of $14.6 million that were extended during the period were considered to be trouble debt restructurings.  The Company had no unfunded commitments on the modified and extended loans which were considered troubled debt restructurings as of June 30, 2013.

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

There were no loans in which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of June 30, 2014 and 2013 and no additional loans were considered to be impaired due to the Company’s troubled debt restructuring analysis for the three and six months ended June 30, 2014 and 2013.  These loans were modified to increase the total recovery of the combined principal and interest from the loan.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

As of June 30, 2014, the Company had total interest reserves of $14.3 million on 52 loans with an aggregate unpaid principal balance of $743.5 million.

Note 4 — Securities

The following is a summary of the Company’s securities classified as available-for-sale at June 30, 2014:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value

Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$—	$2,100,000

Common equity securities	—	58,789	646,682	705,471

Total available-for-sale securities	$2,100,000	$2,158,789	$646,682	$2,805,471

The following is a summary of the Company’s securities classified as available-for-sale at December 31, 2013:

	Face	Amortized	Cumulative Unrealized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Loss	Fair Value

Residential mortgage-backed security (RMBS)	$39,013,690	$34,049,310	$437,774	$(6,298)	$34,480,786

Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	—	2,100,000

Common equity securities	—	58,789	676,077	—	734,866

Total available-for-sale securities	$41,113,690	$36,208,099	$1,113,851	$(6,298)	$37,315,652

The following is a summary of the underlying credit rating of the Company’s available-for-sale debt securities at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total

AA+	—	$—	—	1	$93,715	—
CCC	—	—	—	1	18,417,402	51%
CCC-	1	2,100,000	100%	1	2,100,000	6%
NR	—	—	—	7	15,538,193	43%
	1	$2,100,000	100%	10	$36,149,310	100%

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of six years, but has an estimated life of one year based on the extended maturity of the underlying asset and a fair value of $2.1 million at both June 30, 2014 and December 31, 2013.

The Company owns 2,939,465 shares of common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company, which had a fair value of approximately $0.7 million at June 30, 2014 and December 31, 2013.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  No impairment was recorded on the Company’s available-for-sale securities for the three and six months ended June 30, 2014 and 2013.

At December 31, 2013, the Company owned two RMBS investments with deteriorated credit quality that had a total aggregate carrying value of $25.8 million. These investments were sold in the first quarter of 2014 for $25.9 million.

The weighted average yield on the Company’s CMBS and RMBS investments based on their face values was 1.15% and 3.87%, including the amortization of premium and the accretion of discount, for the three months ended June 30, 2014 and 2013, respectively, and 2.05% and 4.18% for the six months ended June 30, 2014 and 2013, respectively.

Note 5 — Investments in Equity Affiliates

The following is a summary of the Company’s investments in equity affiliates at June 30, 2014 and December 31, 2013:

	Investment in Equity Affiliates at		Unpaid Principal Balance of Loans to Equity Affiliates at
Equity Affiliates	June 30, 2014	December 31, 2013	June 30, 2014

Lightstone Value Plus REIT L.P.	$1,894,727	$1,894,727	$—
West Shore Café	1,690,280	1,690,280	1,687,500
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
Lexford Portfolio	100	100	91,644,510
930 Flushing & 80 Evergreen	—	92,199	22,893,954
450 West 33rd Street	—	—	—
Ritz-Carlton Club	—	—	—

Total	$4,588,107	$4,680,306	$116,225,964

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The Company accounts for the 450 West 33rd Street investment under the cost method of accounting and the remaining investments under the equity method.

West Shore Café — The Company owns a 50% noncontrolling interest with a 20% preferred return subject to certain conditions in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. During the second quarter of 2014, the Company provided a $1.7 million first mortgage loan to acquire property adjacent to the original property, which matures in May 2017 and bears interest at a yield of LIBOR plus 4.00%.

930 Flushing & 80 Evergreen — The Company had a 12.5% preferred interest in a joint venture that owns and operates two commercial properties.  The Company also had a $22.4 million bridge loan and a $0.5 million mezzanine loan outstanding to affiliated entities of the joint venture with scheduled maturities in 2017 at June 30, 2014.

In May 2014, the Company’s interest in the properties was sold, and the Company received $7.9 million in cash.  As a result, the Company recorded a gain on sale of equity interest in the Consolidated Statements of Income of approximately $7.9 million and reduced its investment by its carrying value of approximately $0.1 million.  In July 2014, the Company’s outstanding loans totaling $22.9 million to this joint venture were repaid in full.

450 West 33rd Street — The Company is a participant in an investor group that owns a non-controlling interest in an office building at 450 West 33rd Street in Manhattan, New York. The investor group as a whole has a 1.44% retained ownership interest in the property and 50% of the property’s air rights. The Company has a 29% interest in the 1.44% retained ownership interest and 50% air rights.  As a result of recording an other-than-temporary impairment during 2010, the balance of the Company’s investment was reduced to $0.

In 2007, the Company, as part of this investor group transferred control of the property and recorded deferred revenue of approximately $77.1 million. The gain was deferred as a result of the agreement of the joint venture members to guarantee a portion of the debt outstanding on the property.  The guarantee was allocated to the members in accordance with their ownership percentages.  The Company’s portion of the guarantee was $76.3 million.  In July 2014, the existing debt on the property was refinanced and the Company’s portion of the guarantee was terminated, resulting in the recognition of the $77.1 million deferred gain as well as a $19.0 million prepaid incentive fee for a net gain of $58.1 million.  See Note 14 — “Agreements and Transactions with Related Parties” for details of the prepaid incentive fee recorded in 2007 related to this investment.

Note 6 — Real Estate Owned and Held-For-Sale

Real Estate Owned

	June 30, 2014			December 31, 2013
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$15,651,047	$10,893,651	$26,544,698	$11,382,579	$10,893,651	$22,276,230
Building and intangible assets	56,023,337	62,632,768	118,656,105	46,115,430	61,632,645	107,748,075
Less: accumulated depreciation and amortization	(12,562,927)	(11,806,934)	(24,369,861)	(8,598,915)	(9,707,213)	(18,306,128)
Real estate owned, net	$59,111,457	$61,719,485	$120,830,942	$48,899,094	$62,819,083	$111,718,177

The Company’s real estate owned assets were comprised of seven multifamily properties (the “Multifamily Portfolio”) and five hotel properties (the “Hotel Portfolio”) at June 30, 2014.

In the second quarter of 2014, a property in the Multifamily Portfolio was reclassified from real estate held-for-sale to real estate owned, net as a proposed sale for this property failed to close and the property no longer met the requirements for classification as discontinued operations. This property had a carrying value of $11.4 million and a first lien mortgage of $11.0 million at June 30, 2014. In connection with this reclassification, the Company recorded depreciation of $0.3 million in the second quarter of 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

During the first quarter of 2014, a property in the Multifamily Portfolio exhibited indicators of impairment and an impairment analysis was performed. As a result of this impairment analysis based on the indicators of value from the market participants, the Company recorded an impairment loss of $0.3 million. In July 2014, this property was sold for $3.1 million, which approximated its carrying value at the time of sale.

As of June 30, 2014 and December 31, 2013, the Multifamily Portfolio had mortgage note payable of $53.5 million and $42.7 million, respectively, and a weighted average occupancy rate of approximately 86% and 85%, respectively.

For the six months ended June 30, 2014 and 2013, the Company’s Hotel Portfolio had a weighted average occupancy rate of approximately 58% and 59%, respectively, a weighted average daily rate of approximately $91 and $79, respectively, and a weighted average revenue per available room of approximately $53 and $47, respectively.

The Company’s real estate assets had restricted cash balances totaling $1.5 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively, due to escrow requirements.

Real Estate Held-For-Sale

As described above, during the second quarter of 2014, the Company reclassified a property in the Multifamily Portfolio from real estate held-for-sale to real estate owned, net. This property had a carrying value of $11.4 million and a first lien mortgage of $11.0 million at June 30, 2014.

Note 7 — Debt Obligations

The Company utilizes various forms of short-term and long-term financing agreements to finance certain of its loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under the Company’s credit facilities and repurchase agreements as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Debt	Collateral	Weighted	Debt	Collateral	Weighted
	Carrying	Carrying	Average	Carrying	Carrying	Average
	Value	Value	Note Rate	Value	Value	Note Rate

$100 million warehousing credit facility	$7,687,500	$10,250,000	2.44%	$33,300,540	$45,705,813	2.46%
$75 million warehousing credit facility	3,225,000	5,000,000	2.44%	30,838,180	46,774,000	2.70%
$60 million warehousing credit facility	11,291,500	17,022,236	2.19%	15,063,750	21,800,000	2.20%
$33 million warehousing credit facility	—	—	—	33,000,000	55,000,000	2.45%
$20 million revolving credit facility	—	—	—	20,000,000	—	8.50%
Repurchase agreement	—	—	—	12,497,000	15,536,049	1.75%
Repurchase agreement	—	—	—	14,425,553	18,944,735	2.00%

Total credit facilities and repurchase agreements	$22,204,000	$32,272,236	2.31%	$159,125,023	$203,760,597	3.16%

At June 30, 2014 and December 31, 2013, the weighted average note rate for the Company’s credit facilities and repurchase agreements was 2.31% and 3.16%, respectively.  Including certain fees and costs, the weighted average note rate was 5.30% and 3.57% at June 30, 2014 and December 31, 2013, respectively. There were no interest rate swaps on these facilities at June 30, 2014 and December 31, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In 2013, the Company amended the facility increasing the committed amount to $75.0 million, decreased the rate of interest from 275 basis points over LIBOR to 225 basis points over LIBOR, decreased certain commitment, warehousing and non-use fees and extended the maturity to April 2015.  In March 2014, the facility’s committed amount was increased to $110.0 million, which included a temporary increase of $10.0 million that was repaid in April 2014 as part of the issuance of the Company’s third CLO, and requires a 0.13% commitment fee.  The facility has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates.  At June 30, 2014, the outstanding balance of this facility was $7.7 million.

In February 2013, the Company entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In April 2014, the Company amended the facility, increasing the committed amount to $75.0 million.  The facility bears interest at a rate of 225 basis points over LIBOR which was originally 250 basis points over LIBOR, upon closing, requires a 35 basis point commitment fee, which was originally 12.5 basis points, upon closing, matures in March 2015, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At June 30, 2014, the outstanding balance of this facility was $3.2 million.

In June 2013, the Company entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  In February 2014, the Company amended the facility, increasing the committed amount to $45.0 million, and in April 2014 the committed amount was increased to $60.0 million.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in April 2015, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At June 30, 2014, the outstanding balance of this facility was $11.3 million.

In December 2013, the Company entered into a $33.0 million warehouse facility with a financial institution to finance the first mortgage loan on a multifamily property.  The facility bore interest at a rate of 225 basis points over LIBOR which increased to 250 basis points over LIBOR in February 2014, required up to a 45 basis point commitment fee and was to mature in November 2015 with a one year extension option.  In April 2014, the facility was repaid in full as part of the issuance of the Company’s third CLO.

In May 2012, the Company entered into a $15.0 million committed revolving line of credit with a one year term, which was secured by a portion of the bonds originally issued by the Company’s CDO entities that have been repurchased by the Company.  This facility had a 1% commitment fee, a 1% non-use fee and paid interest at a fixed rate of 8% on any drawn portion of the line.  In January 2013, the Company amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment.  The amendment also required a 1% commitment fee and a 1% non-use fee.  In May 2013, the Company extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed.  In May 2014, the facility was repaid in full from proceeds received from the issuance of senior unsecured notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

In July 2011, the Company entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the first quarter of 2014, the Company paid off the remaining balance of $12.5 million due to the sale of its RMBS investments as well as principal paydowns received.  See Note 4 — “Securities” for further details.  The facility generally financed between 60% and 90% of the value of each investment, had a rolling monthly term, and bore interest at a rate of 125 to 200 basis points over LIBOR.

In June 2012, the Company entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments.  During the first quarter of 2014, the Company paid off the remaining balance of $14.4 million due to the sale of its RMBS investments as well as principal paydowns received.  The facility generally financed between 75% and 80% of the value of the investment, had a rolling monthly term, and bore interest at a rate of 180 to185 basis points over LIBOR.

Collateralized Debt Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of June 30, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO I	$94,838,436	$100,377,879	$249,426,103	$202,221,226	$3,536,997	$191,579,210

CDO II	122,560,961	128,251,555	290,183,711	239,777,624	201,116	123,050,208

CDO III	196,198,135	204,667,757	281,279,327	250,713,125	37,555,921	166,104,903

Total CDOs	$413,597,532	$433,297,191	$820,889,141	$692,711,975	$41,294,034	$480,734,321

CDO I — Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.11%.

CDO II — Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038.  Interest is variable based on three-month LIBOR; the weighted average note rate was 4.98%.

CDO III — Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 0.84%.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

At June 30, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 2.59% and 2.18%, respectively.  Excluding the effect of swaps, the weighted average note rate at June 30, 2014 and December 31, 2013 was 0.93% and 0.83%, respectively.  Including certain fees and costs, the weighted average note rate was 4.25% and 3.26% at June 30, 2014 and December 31, 2013, respectively.

As the CDOs are past the reinvestment period, investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDOs.  Proceeds distributed are recorded as a reduction of the CDO liability.

CDO III has a $100.0 million revolving note class that provided a revolving note facility.  The outstanding note balance for CDO III was $204.7 million at June 30, 2014, which included $17.5 million outstanding under the revolving note facility.

In the first quarter of 2013, the Company purchased, at a discount, a $7.1 million investment grade rated Class H note originally issued by its CDO III issuing entity for a price of $3.3 million from a third party investor and recorded a gain on extinguishment of debt of $3.8 million in its 2013 Consolidated Statement of Operations.

In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $19.7 million remains at June 30, 2014.  See “Junior Subordinated Notes” below for further details.

The Company accounts for these transactions on its Consolidated Balance Sheet as financing facilities.  The Company’s CDOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements.  The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

Collateralized Loan Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligations as of June 30, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO I	$87,500,000	$87,500,000	$98,529,510	$98,208,684	$26,557,140	$—

CLO II	177,000,000	177,000,000	226,441,942	225,321,876	33,196,179	—

CLO III	281,250,000	281,250,000	332,434,800	330,513,427	42,065,200	—

Total CLOs	$545,750,000	$545,750,000	$657,406,252	$654,043,987	$101,818,519	$—

CLO I — Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.60%.

CLO II — Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.55%.

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date of May 2024.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.58%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

In April 2014, the Company completed its third CLO, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $307.3 million, consisting primarily of bridge loans that were contributed from the Company’s existing loan portfolio.  The financing has an approximate 2.5 year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $67.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which was fully utilized in July 2014.  Subsequently, the issuer owns loan obligations with a face value of approximately $375.0 million.  The aggregate principal amounts of the three classes of notes are $221.3 million of Class A senior secured floating rate notes, $24.3 million of Class B secured floating rate notes and $35.8 million of Class C secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of approximately $93.8 million.  The notes have an initial weighted average interest rate of approximately 2.39% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 3.07%.

The Company accounts for these transactions on its Consolidated Balance Sheet as financing facilities.  The Company’s CLOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements.  The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

At June 30, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s collateralized loan obligations was 2.73% and 2.91%, respectively.  Including certain fees and costs, the weighted average note rate was 3.06% and 3.49% at June 30, 2014 and December 31, 2013, respectively.

Senior Unsecured Notes

In May 2014, the Company issued $55.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering, generating net proceeds of approximately $52.9 million after deducting the underwriting discount and other offering expenses.  Also in May 2014, the underwriters exercised a portion of their over-allotment option for a $3.6 million aggregate principal amount providing additional net proceeds of $3.5 million. The notes are unsecured and can be redeemed by the Company after May 15, 2017.  The interest is paid quarterly on February 15th, May 15th, August 15th, and November 15th starting on August 15, 2014.  Including certain fees and costs, the weighted average note rate was 7.91% at June 30, 2014. The Company used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

The carrying value of borrowings under the Company’s junior subordinated notes was $159.6 million and $159.3 million at June 30, 2014 and December 31, 2013, respectively, which is net of a deferred amount of $16.3 million and $16.6 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable for the first two years.  The current weighted average note rate was 3.00% and 3.01% at June 30, 2014 and December 31, 2013, respectively, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.04% and 3.06% at June 30, 2014 and December 31, 2013, respectively.  Including certain fees and costs, the weighted average note rate was 3.16% and 3.18% at June 30, 2014 and December 31, 2013, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  The impact of these variable interest entities with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bear interest equal to three month LIBOR plus a weighted average spread of 2.77%.  The 12% increase to the face amount due upon maturity, which had a balance of $16.3 million at June 30, 2014, is being amortized into interest expense over the life of the notes.  The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized into interest expense over the life of the notes.

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	$1,300,000	$1,300,000	$1,300,000	$1,300,000

Junior loan participation, maturity of October 2018, secured by the Company’s interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 13.00%	748,542	748,542	750,000	750,000

Junior loan participation, maturity of September 2014, secured by the Company’s interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 15.00%	450,000	450,000	450,000	450,000

Total notes payable	$2,498,542	$2,498,542	$2,500,000	$2,500,000

At June 30, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s notes payable was 4.26%.  There were no interest rate swaps on the notes payable at June 30, 2014 and December 31, 2013.

In October 2013, the Company entered into a non-recourse junior loan participation for approximately $0.8 million on a $3.0 million mezzanine loan.  In September 2013, the Company entered into a non-recourse junior loan participation for approximately $0.5 million on a $3.0 million mezzanine loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  The Company’s obligation to pay interest on the participation is based on the performance of the related loan.  In March 2014, the Company entered into non-recourse junior loan participations with ACM totaling $15.0 million on a $70.1 million bridge loan, with a weighted average variable interest rate of 7.20%.  In May 2014, the junior loan participations with ACM were paid off.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

The Company has a $53.5 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a $29.8 million loan secured by the Multifamily Portfolio.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and in July 2014, the maturity date was extended to July 2015.  In September 2013, a property in the Multifamily Portfolio was classified as held-for-sale and accordingly, $11.0 million of the first lien mortgage related to this property was

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

classified as held-for-sale.  In the second quarter of 2014, the property was reclassified from real estate held-for-sale to real estate owned when it was determined that a sale of the property would not take place and the entire first lien mortgage was classified as real estate owned with a balance of $53.5 million at June 30, 2014.

Debt Covenants

The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  The Company was in compliance with all financial covenants and restrictions at June 30, 2014.

The Company’s CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and the Company would not receive any residual payments until that CDO or CLO regained compliance with such tests.  The Company’s CDOs and CLOs were in compliance with all such covenants as of June 30, 2014, as well as on the most recent determination dates in July 2014.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs or CLOs.  However, the Company may not have sufficient liquidity available to do so at such time.

The chart below is a summary of the Company’s CDO and CLO compliance tests as of the most recent determination dates in July 2014:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II	CLO III

Overcollateralization (1)

Current	171.01%	153.44%	109.20%	142.96%	146.89%	133.33%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%	132.33%

Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	553.88%	387.06%	498.96%	206.81%	279.82%	274.30%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The chart below is a summary of the Company’s CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II	CLO III

July 2014	171.01%	153.44%	109.20%	142.96%	146.89%	133.33%
April 2014	184.35%	138.15%	108.74%	142.96%	146.89%	—
January 2014	167.15%	137.87%	107.80%	142.96%	146.89%	—
October 2013	166.88%	133.77%	106.64%	142.96%	146.89%	—
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%	—

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

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by the Company as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation\ Cash Flow	Derivative	Count	June 30, 2014	Count	December 31, 2013	Expiration Date	Sheet Location	June 30, 2014	December 31, 2013

Non-Qualifying	Basis Swaps	1	$3,000	1	$11,600	2015	Other Assets	$4	$5
Non-Qualifying	LIBOR Cap	1	$71,701	—	$—	2015	Other Assets	$—	$—
Qualifying	Interest Rate Swaps	12	$265,425	14	$297,532	2015 - 2017	Other Liabilities	$(19,551)	$(24,794)
Non-Qualifying	Forward Contracts	—	$—	8	$—	—	Other Assets	$—	$6,397

The Non-Qualifying Basis Swaps Hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  During the six months ended June 30, 2014, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement.  During the six months ended June 30, 2013, six basis swaps matured with a combined notional value of approximately $464.4 million and the notional value of two basis swaps decreased by approximately $80.6 million pursuant to the contractual terms of the respective swap agreement.  The Company entered into a non-qualifying LIBOR Cap Hedge in the first quarter of 2014 due to a loan agreement requiring a LIBOR Cap of 6%.  A Non-Qualifying LIBOR Cap Hedge with a notional value of approximately $6.0 million also matured during the six months ended June 30, 2013.  For the three months ended June 30, 2014 and 2013, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Cap was less than $(0.1) million, and for the six months ended June 30, 2014 and 2013, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Cap was $(0.1) million, and was recorded in interest expense on the Consolidated Statements of Income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the six months ended June 30, 2014, two interest swaps matured with a combined notional value of approximately $32.0 million.  During the six months ended June 30, 2013, the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement.  A Qualifying LIBOR Cap Hedge with a notional value of approximately $73.3 million also matured during the six months ended June 30, 2013.  As of June 30, 2014, the Company expects to reclassify approximately $(11.3) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of June 30, 2014 and December 31, 2013, the Company has a net deferred loss of $1.3 million and $1.6 million, respectively, in accumulated other comprehensive loss, related to these terminated swap agreements.  The Company recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended June 30, 2014 and 2013, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended June 30, 2014 and 2013.  The Company recorded $0.3 million and $0.4 million as additional interest expense related to the amortization of the loss for the six months ended June 30, 2014 and 2013, respectively, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the six months ended June 30, 2014 and 2013.  The Company expects to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

The fair value of Non-Qualifying Forward Contracts was $6.4 million as of December 31, 2013 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $66.0 million of RMBS investments, which is net of $1.5 million of net unrealized losses in fair value, and $59.6 million of repurchase financing.  The RMBS investments were financed with repurchase agreements and were accounted for as linked transactions, which are considered forward contracts.  The repurchase agreements generally financed 80% - 90% of the purchase and bore interest at a rate of 125 to 175 basis points over LIBOR.  During the six months ended June 30, 2014, the Company sold the eight remaining RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $65.7 million for approximately $65.8 million and recorded a net gain of $0.1 million related to the settlement of these linked transactions.  During the six months ended June 30, 2014, the Company received total principal paydowns on the RMBS of $2.7 million and paid down the associated repurchase agreements by $4.2 million, which includes a decreased in the amount financed on the repurchase agreements of $1.7 million.  The eight RMBS investments were financed with repurchase agreements totaling $55.4 million which were repaid with the proceeds.  For the six months ended June 30, 2014, $0.3 million of net interest income and a less than $0.1 million decrease in fair value was recorded to other income in the Consolidated Statements of Income.  For the six months ended June 30, 2013, $1.1 million of net interest income and a $0.9 million decrease in fair value was recorded to other income in the Consolidated Statements of Income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Income as of June 30, 2014 and 2013 (dollars in thousands):

		Amount of Loss (Gain) Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Six Months Ended		Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion) For the Six Months Ended		Amount of Loss Recognized in Other Income For the Six Months Ended
Designation \Cash Flow	Derivative	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$1	$(7)	$—	$—

Qualifying	Interest Rate Swaps	$1,078	$(1,285)	$(6,555)	$(7,013)	$—	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$(45)	$(937)

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of June 30, 2014 and December 31, 2013 of approximately $(20.9) million and approximately $(26.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(19.6) million and $(24.8) million, respectively, deferred losses on terminated interest swaps of $(1.5) million and $(1.9) million, respectively, and deferred net gains on termination of interest swaps of $0.2 million and $0.3 million, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2014 and December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest, was $(11.7) million and $(13.8) million, respectively.  As of June 30, 2014 and December 31, 2013, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $12.1 million and $14.2 million, respectively, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

Note 9 — Variable Interest Entities

The Company has evaluated its loans and investments, mortgage related securities, investments in equity affiliates, senior unsecured notes, junior subordinated notes, CDOs and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in the Company determining that its bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLOs and investments in mortgage related securities are potential VIEs.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 23 VIEs in which it has a variable interest as of June 30, 2014 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $494.2 million and exposure to real estate debt of approximately $2.3 billion at June 30, 2014.

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of June 30, 2014:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$408,987,656	$408,987,656
Loans and equity investments	82,498,625	82,498,625
CMBS	2,100,000	2,100,000
Junior subordinated notes (3)	578,000	578,000
Total	$494,164,281	$494,164,281

(1) Represents the carrying amount of loans and investments before reserves.  At June 30, 2014, $183.2 million of loans to VIEs had corresponding loan loss reserves of approximately $109.6 million and $40.3 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) The Company’s maximum exposure to loss as of June 30, 2014 would not exceed the carrying amount of its investment.

(3) These entities that issued the junior subordinated notes are VIEs.  It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,502,586,691	$1,541,435,025	$1,523,699,653	$1,550,248,793
Available-for-sale securities	2,805,471	2,805,471	37,315,652	37,315,652
Derivative financial instruments	3,747	3,747	6,402,336	6,402,336

Financial liabilities:
Credit facilities and repurchase agreements	$22,204,000	$22,166,998	$159,125,023	$158,735,570
Collateralized debt obligations	433,297,191	329,472,786	639,622,981	521,938,885
Collateralized loan obligations	545,750,000	546,679,375	264,500,000	266,436,250
Senior unsecured notes	58,637,625	58,567,260	—	—
Junior subordinated notes	159,557,894	101,934,775	159,291,427	101,240,185
Notes payable	2,498,542	2,485,696	2,500,000	2,487,287
Mortgage note payable - real estate owned and held-for-sale	53,538,637	53,228,140	53,751,004	52,943,305
Derivative financial instruments	19,551,436	19,551,436	24,794,051	24,794,051

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

June 30, 2014

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

Derivative financial instruments:  Fair values of interest rate swap derivatives are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.  These items are included in other assets and other liabilities on the Consolidated Balance Sheets.  The Company incorporates credit valuation adjustments in the fair values of its derivative financial instruments to reflect counterparty nonperformance risk.  The fair values of RMBS underlying linked transactions at December 31, 2013 were estimated using Level 3 inputs based on internally developed valuation models, which are compared to broker quotations.  The value of the underlying RMBS was then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date.  The fair value of linked transactions also included accrued interest receivable on the RMBS and accrued interest payable on the underlying repurchase agreement borrowings.

Credit facilities, repurchase agreements, notes payable and mortgage notes payable:  Fair values are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financing with similar characteristics and credit quality.

Collateralized debt obligations and collateralized loan obligations:  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

Senior unsecured notes:  Fair values are estimated at Level 1 based on current market quotes received from active markets.

Junior subordinated notes:  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2014:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$2,805,471	$2,805,471	$705,471	$—	$2,100,000
Derivative financial instruments	3,747	3,747	—	3,747	—
Financial liabilities:
Derivative financial instruments	$19,551,436	$19,551,436	$—	$19,551,436	$—

(1) The Company’s equity securities were measured using Level 1 inputs and the Company’s CMBS investment was measured using Level 3 inputs.

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale	Derivative
	Securities	Financial Instruments

Balance as of December 31, 2013	$36,580,786	$6,396,853
Adjustments to fair value:
Paydowns (1)	(663,684)	1,483,387
Net changes in fair value (2)	—	511,012
Sales and settlements (3)	(33,817,102)	(8,391,252)
Balance as of June 30, 2014	$2,100,000	$—

(1)         Includes an addition of $1.7 million to the derivative financial instruments as a result of a decrease in the amount financed under the respective repurchase agreement.

(2)         Represents the net change in fair value recorded to other income during the six months ended June 30, 2014.

(3)         Represents the sale of RMBS investments and the settlement of forward contract derivatives for which the Company recorded a gain of $0.5 million and $0.1 million, respectively, to other income during the six months ended June 30, 2014.

The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair value of these financial assets was determined using the following inputs as of June 30, 2014:

	Net		Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$122,502,384	$122,502,384	$—	$—	$122,502,384

(1) The Company had an allowance for loan losses of $115.1 million relating to 14 loans with an aggregate carrying value, before loan loss reserves, of approximately $237.6 million at June 30, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	June 30, 2014
		Valuation	Significant Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)

Financial assets:

Impaired loans (1):

Multi-family	$10,396,939	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	8.00% 6.75% to 8.25% (7.22%) 2.00%

Office	13,483,327	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	8.50% to 10.50% (9.39%) 7.00% to 8.50% (7.89%) 2.50% to 3.00% (2.97%)

Land	64,882,222	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	15.00% 7.25% 3.00%

Hotel	33,739,896	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.00% 7.25% 3.00%

CMBS	2,100,000	Discounted cash flows	Discount rate	14.16%

(1)         Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The Company measures certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following inputs as of June 30, 2014:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,502,586,691	$1,541,435,025	$—	$—	$1,541,435,025
Financial liabilities:
Credit facilities	$22,204,000	$22,166,998	$—	$—	$22,166,998
Collateralized debt obligations	433,297,191	329,472,786	—	—	329,472,786
Collateralized loan obligation	545,750,000	546,679,375	—	—	546,679,375
Senior unsecured notes	58,637,625	58,567,260	58,567,260	—	—
Junior subordinated notes	159,557,894	101,934,775	—	—	101,934,775
Notes payable	2,498,542	2,485,696	—	—	2,485,696
Mortgage note payable — real estate owned	53,538,637	53,228,140	—	—	53,228,140

Note 11 — Commitments and Contingencies

Contractual Commitments

The Company’s debt facilities which include credit facilities, CDOs, CLOs, senior unsecured notes, junior subordinated notes, notes payable and mortgage notes payable have approximate maturities of $245.0 million in 2014, $252.0 million in 2015, $271.9 million in 2016, $266.6 million in 2017, $21.8 million in 2018 and $234.5 million thereafter.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $6.3 million as of June 30, 2014 that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  The Company’s restricted cash balance at June 30, 2014 contained approximately $6.3 million which was available to fund the portion of the unfunded commitments for loans financed by the Company’s CDO and CLO vehicles.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

Common Stock

In February 2014, the Company entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time the Company may issue and sell through JMP up to 7,500,000 shares of its common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of June 30, 2014, the Company sold 1,000,000 shares for net proceeds of $6.5 million.

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

In December 2012, the Company entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time the Company could issue and sell through JMP up to 6,000,000 shares of its common stock.  Sales of the shares were made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of the first quarter of 2013, the Company sold all of the 6,000,000 shares for net proceeds of $45.6 million.

The Company used the net proceeds from its preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

As of August 1, 2014, the Company has $369.6 million available under its $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

Distributions

The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2014:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A
April 29, 2014	$0.13	April 29, 2014	$0.515625	$0.484375	$0.5549

(1)         The dividend declared on February 3, 2014 for the Series A and B preferred stock was for the period December 1, 2013 through February 28, 2014.  The dividend declared on April 29, 2014 for the Series A and B preferred stock was for the period March 1, 2014 through May 31, 2014, and for the Series C preferred stock, February 25, 2014 through May 31, 2014.

On July 30, 2014, the Board of Directors declared the following cash dividends:

Common Stock  — A cash dividend of $0.13 per share of common stock. The dividend is payable on September 2, 2014 to common stockholders of record as the close of business on August 15, 2014.

Preferred Stock  — A cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C cumulative redeemable preferred stock. These amounts reflect dividends from June 1, 2014 through August 31, 2014 and are payable on September 2, 2014 to preferred stockholders of record on August 15, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

Deferred Compensation

In May 2014, the Company issued 278,000 shares of restricted common stock under the 2014 Stock Incentive Plan (the “Plan”) to certain employees of the Company and ACM with a total grant date fair value of $2.0 million and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in the Company’s Consolidated Statements of Income in the second quarter of 2014.  One third of the shares vested as of the date of grant, one third will vest in May 2015, and the remaining third will vest in May 2016.  In May 2014, the Company also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the Plan and recorded $0.4 million to selling and administrative expense in its Consolidated Statements of Income in the second quarter of 2014.  During the three and six months ended June 30, 2013, the Company recorded $0.5 million and $0.9 million, respectively, to selling and administrative expense, and $0.2 million to employee compensation in its Consolidated Statements of Income in the first quarter of 2013, related to the immediate vesting of stock grants.  As of June 30, 2014, unvested restricted stock consisted of 138,584 shares granted to employees of ACM with a grant date fair value of $1.0 million, which is subject to remeasurement each reporting period, and 110,666 shares granted to employees of the Company with a grant date fair value of $0.8 million.  Expense is recognized ratably over the vesting period in the Company’s Consolidated Statements of Income in selling and administrative expense and employee compensation and benefits expense, respectively.  During the three months ended June 30, 2014 and 2013, the Company recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.1 million, and for non-employees to selling and administrative expense for $0.1 million.  During the six months ended June 30, 2014 and 2013, the Company recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.1 million for both periods and for non-employees to selling and administrative expense for $0.2 million and $0.1 million, respectively.

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

Warrants

In connection with a debt restructuring with Wachovia Bank in 2009, the Company issued Wachovia 1.0 million warrants at an average strike price of $4.00 and an expiration date in July 2015.  In July 2014, all of the warrants were acquired and canceled by the Company in return for the payment of $2.6 million, which reflects a 5% discount to the closing price of the Company’s common stock of $6.95 on June 30, 2014.

Accumulated Other Comprehensive Loss

At June 30, 2014, accumulated other comprehensive loss was $20.2 million and consisted of $20.9 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.6 million unrealized gain related to available-for-sale securities.  At December 31, 2013, accumulated other comprehensive loss was $25.2 million and consisted of $26.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps	$(6,555,041)	$(7,012,650)	Interest expense (1)
Net realized gain on sale of available-for-sale investments:
RMBS investment	$431,476	$100,000	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

Noncontrolling Interest

The Company had a noncontrolling interest representing a third party’s one third interest in the equity of a consolidated subsidiary that owns an investment that carried a note payable related to the exchange of a profits interest transaction.  In the fourth quarter of 2013, the entity’s operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated.  Upon completion of this transaction, the Company deconsolidated the entity and noncontrolling interest was reduced to zero.  For the three and six months ended June 30, 2013, the Company recorded income of $0.1 million as well as distributions of $0.1 million attributable to the noncontrolling interest.

Note 13 — Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  The Company’s common stock equivalents include the dilutive effect of warrants outstanding.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three months ended June 30, 2014 and 2013.

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$11,466,057	$11,466,057	$2,995,866	$2,995,866

Weighted average number of common shares outstanding	50,267,462	50,267,462	43,113,898	43,113,898

Dilutive effect of warrants (2)	—	434,280	—	441,597

Weighted average number of common shares outstanding	50,267,462	50,701,742	43,113,898	43,555,495

Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$0.23	$0.23	$0.07	$0.07

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

(1)         Net of noncontrolling interest and preferred stock dividends.

(2)         In July 2014, all of the warrants were acquired and canceled by the Company.  See Note 12 — “Equity” for further details.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the six months ended June 30, 2014 and 2013.

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$17,340,818	$17,340,818	$9,636,105	$9,636,105

Weighted average number of common shares outstanding	49,804,457	49,804,457	38,468,718	38,468,718

Dilutive effect of warrants (2)	—	425,442	—	453,116

Weighted average number of common shares outstanding	49,804,457	50,229,899	38,468,718	38,921,834

Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$0.35	$0.35	$0.25	$0.25

(1)         Net of noncontrolling interest and preferred stock dividends.

(2)         In July 2014, all of the warrants were acquired and canceled by the Company.  See Note 12 — “Equity” for further details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

The following table sets forth the Company’s base management fees and incentive fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Management Fees:	2014	2013	2014	2013

Base	$2,500,000	$2,800,000	$4,950,000	$5,600,000

Incentive	—	—	—	—

Total management fee	$2,500,000	$2,800,000	$4,950,000	$5,600,000

(1)         Included in base management fees at June 30, 2014 and 2013, was $1.7 million and $1.3 million, respectively, that was included in due to related party.

Beginning January 1, 2014, the Company directly compensates its chief executive officer $1.0 million in annual base compensation as an employee.  As such, this compensation will be recorded as employee compensation and benefits, which was previously recorded as part of the base management fee prior to 2014.  For the three and six months ended June 30, 2014 and 2013, no success-based payments were made.

In 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of the Company’s equity affiliates.  The $77.1 million gain was deferred as a result of guarantying a portion of the property’s indebtedness.  In July 2014, the existing debt on the property was refinanced and the Company’s portion of the guarantee was terminated, resulting in the recognition of the deferred gain and $19.0 million prepaid incentive management fee.

Other Related Party Transactions

Due from related party was approximately $0.4 million and $0.1 million at June 30, 2014 and December 31, 2013, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $1.7 million at June 30, 2014 and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by the Company in the following quarter.  At December 31, 2013, due to related party was $2.8 million and consisted primarily of base management fees due to ACM that were remitted by the Company in the following quarter.

In March 2014, the Company originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to ACM.  The loan has a weighted average interest rate of 6.38% and a maturity date of March 2016.  In May 2014, the junior loan participations to ACM were paid off.  The participations had a weighted average interest rate of 7.20% and a maturity date of March 2016.  Interest income recorded from this loan totaled approximately $1.2 million and $1.4 million for the three and six months ended June 30, 2014, respectively.

The Company had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from ACM.  In the first quarter 2014, ACM purchased the property from the prior borrower subject to the Company’s loans.  In connection with this purchase, ACM paid down the loans by $2.3 million and the Company restructured its remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.  Interest income recorded from these loans totaled approximately $0.2 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.6 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

In October 2013, the Company purchased, at par, a $3.0 million mezzanine loan from ACM who originated the loan in September 2013 to a third party entity.  The loan has a fixed interest rate of 13.00% and a maturity date of October 2018.  Interest income recorded from this loan was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

In June 2013, the Company’s board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with the Company’s manager involving the acquisition of the manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of its current business.  There were preliminary discussions between the Special Committee and representatives of the Company’s manager regarding a potential transaction during the second and third quarter of 2013.  In connection therewith, the Special Committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees for the year ended December 31, 2013.  In late June of 2014, preliminary discussions regarding a possible transaction resumed but the Company cannot provide any assurance whether any transaction between the Company and its manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing.  No advisory fees or other related fees were incurred during the six months ended June 30, 2014.

In April 2013, the Company originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, the Company’s executive vice president of structured finance, who together own an interest of approximately 19% in the borrowing entity.  The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013.  In November 2013, the Company originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%, which was paid off in the second quarter of 2014.  Interest income recorded from these loans totaled approximately $0.1 million for both the three and six months ended June 30, 2014, and approximately $1.0 million for both the three and six months ended June 30, 2013.

In April 2013, the Company also purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bore interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and had a maturity date of March 2015 with three one year extension options, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for both the three months ended June 30, 2014 and 2013, and approximately $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

In January 2013, the Company originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on the Company’s Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bore interest at a rate of one-month LIBOR plus 6.00%, had a maturity date of January 2015, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for both the three months ended June 30, 2014 and 2013 and approximately $0.2 million for both the six months ended June 30, 2014 and 2013.

In December 2011, the Company completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which the Company held a $10.5 million interest, and Mr. Fred Weber held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the additional

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

preferred equity investment totaled approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively.  The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero.  The Company records this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, the Company’s chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  The Company has provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for the Company upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or the Company.  At June 30, 2014, this debt had an aggregate outstanding balance of $734.4 million and is scheduled to mature between 2017 and 2023.

Interest income recorded from loans originated in 2012 or prior years with the Company’s affiliates totaled $0.5 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s former directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing approximately 11% of the voting power of the Company’s outstanding stock as of June 30, 2014.  The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of the Company’s common stock stated in the Company’s charter as amended.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Cautionary Statements” included herein.

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

Recent Developments

Loan and Investment Activity — We originated 21 loans totaling $170.3 million with a weighted average interest rate of 7.75%.  We received full satisfaction of 25 loans totaling $239.9 million with a weighted average interest rate of 6.31% and a partial paydown of $6.0 million on a bridge loan with an interest rate of 4.67%.

We recorded $4.8 million of cash recoveries of previously recorded loan loss reserves on two loans and recorded $4.0 million of provision for loan loss on three additional loans resulting in net recoveries of $0.9 million for the second quarter of 2014.

Capital Raising Activities — In May 2014, we raised $56.4 million through the issuance of 7.375% senior unsecured notes due in 2021.

Financing Activities — In April 2014, we closed our third CLO totaling approximately $375.0 million of real estate related assets and cash.  We issued $281.3 million of investment grade notes in this CLO. In addition, we increased the capacity on two financing facilities by an aggregate of $40.0 million.

We used a portion of the funds raised in the senior unsecured notes offering and CLO issuance to substantially pay down three of our credit facilities and to fully pay off two facilities totaling $53.0 million.

Sale of Equity Investment Interest — In May 2014, our interest in two commercial properties accounted for as an investment in equity affiliates was sold. In connection with this transaction, we received $7.9 million in cash and recorded a gain on sale of equity interest of $7.9 million.

Subsequent Events — In July 2014, we recognized a net GAAP gain of approximately $58.1 million as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property, which will have a significant positive impact on our GAAP book value in the third quarter of 2014.  See Note 5 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.  Additionally, in July 2014, we purchased 1,000,000 outstanding warrants for $2.6 million.

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms.  Although economic and market conditions in the United States have generally improved over the past several years, the overall market recovery remains uncertain.  The impact of the previous economic downturn had a significant negative impact and may continue to affect both us and our borrowers.  Weak economic conditions may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

The capital markets began to substantially open up in 2012 and access to the equity and debt markets continued to improve through the second quarter of 2014.  We rely on these markets to generate capital for financing the growth of our business.  During the six months ended June 30, 2014, we raised $56.4 million through a senior unsecured note offering, $21.6 million through a preferred stock offering and $6.5 million through an ATM offering.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

During the first and second quarters of 2014 we recorded $1.0 million and $4.0 million, respectively, of new provision for loan losses due to declining collateral values and recorded net recoveries of reserves of $0.9 million and $4.8 million, respectively.  During fiscal year 2013, we recorded $6.5 million of new provisions for loan losses, due to declining collateral values, and $2.2 million in net recoveries of reserves.  In addition, during the first quarter of 2014 and the fourth quarter of 2013 we recorded impairment losses on a real estate owned asset of $0.3 million and $1.0 million, respectively.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the level of modifications and extensions have declined and repayments of loans increased as borrowers access to financing improved. If trends were to deteriorate and another prolonged economic downturn were to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional risk factors.

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three and six months ended June 30, 2014, interest income earned on these loans and investments represented 74% and 72% of our total revenues, respectively.  For the three and six months ended June 30, 2013, interest income earned on these loans and investments represented 72% and 69% of our total revenues, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three and six months ended June 30, 2014, property operating income represented 26% of our total revenues.  For the three and six months ended June 30, 2013, property operating income represented 25% and 26% of our total revenues, respectively.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2014 to December 31, 2013:

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.64 billion and $1.67 billion at June 30, 2014 and December 31, 2013, respectively, with a weighted average current interest pay rate of 5.25% and 5.21%, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 5.93% and 5.69%, respectively.  Advances on our financing facilities totaled $1.22 billion and $1.19 billion at June 30, 2014 and December 31, 2013, respectively, with a weighted average funding cost of 3.38% and 3.03%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.75% and 3.34%, respectively.

Cash and cash equivalents decreased $12.6 million primarily due to funding new loan originations and investments and payment of distributions to our stockholders. A substantial portion of the funds used to originate new loans and investments were derived from proceeds from our debt and equity offerings in 2014 and from loan payoffs and net interest earned from our investments.

Restricted cash increased $101.8 million primarily due to the timing of loan payoffs received in our CDOs net of principal repayments to bondholders, as well as issuance proceeds available from our third CLO which was subsequently used to purchase underlying assets in July 2014.  Our CLOs may hold restricted cash to purchase underlying assets.  Restricted cash is kept on deposit with the trustees for our CDOs, all three of which have reached their respective replenishment dates, and primarily represents proceeds received from loan payoffs and paydowns but have not yet been disbursed as principal repayments to the CDO bondholders, as well as unfunded loan commitments and interest payments received from loans.

Loans and investments decreased $72.2 million during the three months ended June 30, 2014.  Second quarter 2014 loan and investment activity was comprised of:

•                  Originated 21 loans totaling $170.3 million with a weighted average interest rate of 7.75%.

•                  Received full satisfaction of 25 loans totaling $239.9 million that had a weighted average interest rate of 6.31%.

•                  Received a partial paydown of $6.0 million on a bridge loan with an interest rate of 4.67%.

•                  Extended ten loans totaling $109.6 million.

Loans and investments decreased $21.1 million during the six months ended June 30, 2014.  Year-to-date 2014 loan and investment activity was comprised of:

•                  Originated 39 loans totaling $445.2 million with a weighted average interest rate of 7.20%.

•                  Received full satisfaction of 37 loans totaling $464.4 million that had a weighted average interest rate of 6.23%.

•                  Received partial paydowns on two loans totaling $8.3 million that had a weighted average interest rate of 5.72%.

•                  Extended 17 loans totaling $144.8 million.

Our allowance for loan losses was $115.1 million at June 30, 2014, a decrease of $7.2 million from December 31, 2013.  The allowance for loan losses was reduced as a result of charge-offs recorded to our allowance totaling $6.5 million and recoveries received totaling $5.7 million, that were partially offset by an increase to the provision for loan losses of $5.0 million.

Available-for-sale securities decreased $34.5 million primarily due to the sale of $33.4 million of available-for-sale RMBS securities for $33.9 million.

Real estate owned assets — In the second quarter of 2014, we reclassified a property in our Multifamily Portfolio from held-for-sale to real estate owned due to a potential sale not being completed. This resulted in an increase to the real estate owned, net balance and a corresponding decrease in the real estate held-for-sale, net balance. Additionally, there was a similar impact to our mortgage note payable — real estate owned and mortgage note payable — real estate held-for-sale balances.

Liabilities — Comparison of balances at June 30, 2014 to December 31, 2013:

Credit facilities and repurchase agreements decreased $136.9 million primarily due to a decrease of outstanding amounts on credit facilities as a result of pay downs / payoffs with proceeds from the completion of our third CLO and debt offering in the second quarter, as well as the payoff of our repurchase agreements due to the sale of the related available-for-sale securities.

Collateralized debt obligations decreased $206.3 million primarily due to proceeds received from CDO loan runoff used to repay CDO bond investors.

Collateralized loan obligation increased $281.3 million due to the completion of our third CLO in the second quarter of 2014.  See “Sources of Liquidity — CLO” below.

In May 2014, we issued $58.6 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering, generating net proceeds of approximately $52.9 million after deducting the underwriting discount and other offering expenses.  Also in May 2014, the underwriters exercised a portion of their over-allotment option providing additional net proceeds of $3.5 million. We used the net proceeds from this offering to make investments, to repurchase or pay liabilities and for general corporate purposes.

Equity

In February 2014, we completed an underwritten public offering of 900,000 shares of 8.50% Series C cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $21.6 million after deducting the underwriting discount and other offering expenses.

In February 2014, we entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  As of June 30, 2014, we sold 1,000,000 shares for net proceeds of $6.5 million.

We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

In May 2014, we issued 278,000 shares of restricted common stock under the 2014 Stock Incentive Plan (the “Plan”) to certain employees of ours and ACM and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in our Consolidated Statements of Operations in the second quarter of 2014.  One third of the shares vested as of the date of grant, one third will vest in May 2015, and the remaining third will vest in May 2016.  Also in May 2014, we issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the Plan and recorded $0.4 million to selling and administrative expense.

As of August 1, 2014, we have $369.6 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2014:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A
April 29, 2014	$0.13	April 29, 2014	$0.515625	$0.484375	$0.5549

(1)         The dividend declared on February 3, 2014 for the Series A and B preferred stock was for the period December 1, 2013 through February 28, 2014.  The dividend declared on April 29, 2014 for the Series A, B and C preferred stock was for the period March 1, 2014 through May 31, 2014.

On July 30, 2014, the Board of Directors declared the following cash dividends:

Common Stock  — A cash dividend of $0.13 per share of common stock. The dividend is payable on September 2, 2014 to common stockholders of record as the close of business on August 15, 2014.

Preferred Stock  — A cash dividend of $0.515625 per share of 8.25% Series A cumulative redeemable preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B cumulative redeemable preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C cumulative redeemable preferred stock. These amounts reflect dividends from June 1, 2014 through August 31, 2014 and are payable on September 2, 2014 to preferred stockholders of record on August 15, 2014.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)

Interest income	$25,492,429	$24,329,116	$1,163,313	5%
Interest expense	11,222,597	10,333,073	889,524	9%
Net interest income	14,269,832	13,996,043	273,789	2%

Other revenue:
Property operating income	9,001,383	8,231,822	769,561	9%
Other income, net	150,187	605,317	(455,130)	(75)%
Total other revenue	9,151,570	8,837,139	314,431	4%

Other expenses:
Employee compensation and benefits	3,552,548	2,968,678	583,870	20%
Selling and administrative	3,194,845	2,969,733	225,112	8%
Property operating expenses	7,423,080	7,161,334	261,746	4%
Depreciation and amortization	2,158,353	1,827,595	330,758	18%
Provision for loan losses (net of recoveries)	(870,187)	821,722	(1,691,909)	nm
Management fee — related party	2,500,000	2,800,000	(300,000)	(11)%
Total other expenses	17,958,639	18,549,062	(590,423)	(3)%

Income before gain on sale of equity interest and income (loss) from equity affiliates	5,462,763	4,284,120	1,178,643	28%
Gain on sale of equity interest	7,851,266	—	7,851,266	100%
Income (loss) from equity affiliates	40,493	(81,804)	122,297	nm
Net income	13,354,522	4,202,316	9,152,206	nm
Preferred stock dividends	1,888,465	1,152,617	735,848	64%
Net income attributable to noncontrolling interest	—	53,833	(53,833)	(100)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$11,466,057	$2,995,866	$8,470,191	nm

nm – not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,190,081	$18,577	6.26%	$1,197,509	$16,664	5.58%
Mezzanine / junior participation loans	334,086	4,952	5.95%	358,902	4,566	5.10%
Preferred equity investments	112,361	1,876	6.70%	102,105	1,747	6.86%
Securities	2,100	6	1.15%	64,567	623	3.87%
Other investments	—	—	—	55,987	665	4.76%
Core interest-earning assets	1,638,628	25,411	6.22%	1,779,070	24,265	5.47%
Cash equivalents	188,926	81	0.17%	75,875	64	0.34%
Total interest-earning assets	$1,827,554	25,492	5.59%	$1,854,945	24,329	5.26%

Interest-bearing liabilities:
Warehouse lines	$85,369	807	3.79%	$32,139	361	4.51%
CDO	434,305	4,307	3.98%	741,460	5,312	2.87%
CLO	462,302	3,684	3.20%	264,500	2,270	3.44%
Trust preferred	175,858	1,393	3.18%	175,858	1,458	3.33%
Unsecured debt	39,890	899	9.04%	6,826	231	13.57%
Other non-recourse	8,268	133	6.45%	51,548	503	3.91%
Securities financing	—	—	—	43,094	198	1.84%

Total interest-bearing liabilities	$1,205,992	11,223	3.73%	$1,315,425	10,333	3.15%
Net interest income		$14,269			$13,996

(1)         Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $1.2 million, or 5%, for the three months ended June 30, 2014 as compared to the same period in 2013.  This increase was primarily due to a 14% increase in the average yield on core interest-earning assets from 5.47% for the three months ended June 30, 2013 to 6.22% for the three months ended June 30, 2014, due to higher interest rates on our net originations.  The increase was net of a 8% decrease in our average core interest-earning assets from $1.78 billion for the three months ended June 30, 2013 to $1.64 billion for the three months ended June 30, 2014, primarily due to a reduction in securities and other investments, as well as payoffs of loans, net of originations.

Interest expense increased $0.9 million, or 9%, for the three months ended June 30, 2014 as compared to the same period in 2013.  The increase was primarily due to an 18% increase in the average cost of these interest-bearing liabilities from 3.15% for the three months ended June 30, 2013 to 3.73% for the three months ended June 30, 2014, primarily due to the issuance of senior unsecured notes in May 2014, as well as an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within these CDO’s.  The increase was net of an 8% decrease in the average balance of our interest-bearing liabilities from $1.32 billion for the three months ended

June 30, 2013 to $1.21 billion for the three months ended June 30, 2014.  The decrease in the average balance was primarily due to a decrease in CDO debt due to runoff, net of an increase in our CLO debt and issuance of senior unsecured notes.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios. Property operating results increased $0.5 million, or 47%, for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to higher average daily room rates at our hotel properties, partially offset increased food, beverage and other operating costs at our hotel properties.

Other income, net decreased $0.5 million, or 75%, for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to a decrease in net interest income from securities owned as a result of the sale of our RMBS securities.

Other Expenses

Employee compensation and benefits expense increased $0.6 million, or 20%, for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to an increase of $0.3 million in stock-based compensation due to a portion of restricted common stock granted to certain employees in the second quarter of 2014 that immediately vested on the grant date.  Our CEO’s base salary being directly compensated by us effective January 1, 2014, also contributed $0.3 million of the increase.

Selling and administrative expense increased $0.2 million, or 8%, for the three months ended June 30, 2014 as compared to the same period in 2013.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our manager.  This increase was primarily due to a portion of restricted common stock granted to certain directors, and employees of our manager, in the second quarter of 2014 that immediately vested on the grant date.

Depreciation and amortization expense increased $0.3 million, or 18%, for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to additional depreciation recognized in connection with the reclassification of a property in our Multifamily Portfolio from real estate held-for-sale to real estate owned.

Provision for loan losses (net of recoveries) totaled $(0.9) million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively.  At June 30, 2014, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing three impaired loans with an aggregate carrying value of $153.7 million was less than the net carrying value of the loans, resulting in us recording an additional $4.0 million provision for loan losses.  We also recorded $4.8 million of recoveries of previously recorded loan loss reserves in the second quarter of 2014, resulting in a net recovery position of $(0.9) million for the three months ended June 30, 2014.  At June 30, 2013, we determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $12.9 million was less than the net carrying value of the loans, resulting in us recording an additional $1.5 million provision for loan losses.  We also recorded recoveries of $0.7 million in the second quarter of 2013, netting the provision to $0.8 million for the three months ended June 30, 2013.

Management fees decreased $0.3 million, or 11%, for the three months ended June 30, 2014 as compared to the same period in 2013.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The decrease is primarily due to recording a portion of the management fee as employee compensation and benefits in connection with our CEO’s base salary being directly compensated by us effective January 1, 2014.

Gain on sale of equity interest

We recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates.  See Note 5 of the “Notes to the Consolidated

Financial Statements” set forth in Item 1 hereof for a further description of this transaction.  There was no such gain in the three months ended June 30, 2013.

Preferred Stock Dividends

Preferred stock dividends increased $0.7 million, or 64%, for the three months ended June 30, 2014 as compared to the same period in 2013.  Dividends on our 8.50% Series C preferred stock that were issued February 2014 contributed $0.5 million of this increase while the full quarter impact in 2014 of dividends on our 7.75% Series B preferred stock that were issued in May 2013 contributed an additional $0.2 million.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)

Interest income	$50,404,284	$47,317,938	$3,086,346	7%
Interest expense	21,813,975	20,975,317	838,658	4%
Net interest income	28,590,309	26,342,621	2,247,688	9%

Other revenue:
Property operating income	18,259,471	17,127,256	1,132,215	7%
Other income, net	1,008,583	1,984,775	(976,192)	(49)%
Total other revenue	19,268,054	19,112,031	156,023	1%

Other expenses:
Employee compensation and benefits	6,938,497	6,052,317	886,180	15%
Selling and administrative	5,177,064	5,159,016	18,048	nm
Property operating expenses	14,420,203	14,031,493	388,710	3%
Depreciation and amortization	3,970,036	3,459,726	510,310	15%
Impairment loss on real estate owned	250,000	—	250,000	100%
Provision for loan losses (net of recoveries)	(735,843)	3,321,877	(4,057,720)	nm
Management fee — related party	4,950,000	5,600,000	(650,000)	(12)%
Total other expenses	34,969,957	37,624,429	(2,654,472)	(7)%

Income before gain on extinguishment of debt, gain on sale of equity interest and income (loss) from equity affiliates	12,888,406	7,830,223	5,058,183	65%
Gain on extinguishment of debt	—	3,763,000	(3,763,000)	(100)%
Gain on sale of equity interest	7,851,266	—	7,851,266	100%
Income (loss) from equity affiliates	80,541	(163,689)	244,230	nm
Net income	20,820,213	11,429,534	9,390,679	82%
Preferred stock dividends	3,479,395	1,685,945	1,793,450	106%
Net income attributable to noncontrolling interest	—	107,484	(107,484)	(100)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$17,340,818	$9,636,105	$7,704,713	80%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Six Months Ended June 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,166,057	$36,696	6.35%	$1,146,646	$31,533	5.55%
Mezzanine / junior participation loans	341,883	9,551	5.63%	349,274	9,850	5.69%
Preferred equity investments	114,357	3,956	6.98%	97,796	3,117	6.43%
Securities	5,711	58	2.05%	65,745	1,364	4.18%
Other investments	—	—	—	55,989	1,329	4.79%
Core interest-earning assets	1,628,008	50,261	6.23%	1,715,450	47,193	5.55%
Cash equivalents	175,100	143	0.16%	87,351	125	0.29%
Total interest-earning assets	$1,803,108	50,404	5.64%	$1,802,801	47,318	5.29%

Interest-bearing liabilities:
Warehouse lines	$125,420	2,109	3.39%	$28,240	941	6.72%
CDO	214,081	4,706	4.43%	702,825	9,975	2.86%
CLO	632,831	10,619	3.38%	285,949	5,212	3.68%
Trust preferred	175,858	2,785	3.19%	175,858	2,938	3.37%
Unsecured debt	30,000	1,376	9.25%	9,013	525	11.75%
Securities financing	2,391	22	1.86%	43,197	378	1.76%
Other non-recourse	6,475	197	6.13%	51,548	1,006	3.94%

Total interest-bearing liabilities	$1,187,056	21,814	3.71%	$1,296,630	20,975	3.26%
Net interest income		$28,590			$26,343

(1)         Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $3.1 million, or 7%, for the six months ended June 30, 2014 as compared to the same period in 2013.  This increase was primarily due to a 12% increase in the average yield on core interest-earning assets from 5.55% for the six months ended June 30, 2013 to 6.23% for the six months ended June 30, 2014, due to higher interest rates on our net originations.  The increase was net of a 5% decrease in our average core interest-earning assets from $1.72 billion for the six months ended June 30, 2013 to $1.63 billion for the six months ended June 30, 2014, due to a reduction in securities and other investments, as well as payoffs of loans, net of originations.

Interest expense increased $0.8 million, or 4%, for the six months ended June 30, 2014 as compared to the same period in 2013.  The increase was primarily due to a 14% increase in the average cost of these interest-bearing liabilities from 3.26% for the six months ended June 30, 2013 to 3.71% for the six months ended June 30, 2014, primarily due to an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within these CDO’s, as well as an increase in unsecured debt in the second quarter of 2014.  The increase was net of an 8% decrease in the average balance of our interest-bearing liabilities from $1.30 billion for the six months ended June 30, 2013 to $1.19 billion for the six months ended June 30, 2014.  The decrease in the average balance was primarily due to a decrease in CDO debt due to runoff and decreases in our securities and other non-recourse financing, partially offset by an increase in our CLO financing facilities and issuance of senior unsecured notes.

Other Revenue

Property operating results increased $0.7 million, or 24%, for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to higher average daily room rates at our hotel properties, partially offset increased food, beverage and other operating costs at our hotel properties.

Other income, net decreased $1.0 million, or 49%, for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to a $0.6 million reduction in gain on sale of securities and a $0.6 million reduction of miscellaneous asset management fees and recuperations on our loan and investment portfolio.  During 2014, we recorded a $0.5 million gain on the sale of RMBS investments held as available for sale compared to a $1.1 million gain recorded in 2013 on the sale of a CDO bond.

Other Expenses

Employee compensation and benefits expense increased $0.9 million, or 15%, for the six months ended June 30, 2014 as compared to the same period in 2013.  An increase in staffing resulting from higher loan origination volume from 2013 to 2014 as well as our CEO’s base salary being directly compensated by us effective January 1, 2014, contributed $0.7 million of this increase.  Also, there was an increase of $0.2 million in stock-based compensation due to a portion of restricted common stock granted to certain employees in the second quarter of 2014 that immediately vested on the grant date.

Depreciation and amortization expense increased $0.5 million, or 15%, for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to additional depreciation recognized in connection with the reclassification of a property in our Multifamily Portfolio from real estate held-for-sale to real estate owned as well as an increase in capital expenditures associated with two real estate owned investments.

Impairment loss on real estate owned of $0.3 million for the six months ended June 30, 2014 resulted from our determination of impairment based on the analysis of one of the properties in our Multifamily Portfolio in the first quarter of 2014.

Provision for loan losses (net of recoveries) totaled $(0.7) million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively.  At June 30, 2014, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $158.6 million was less than the net carrying value of the loans, resulting in us recording an additional $5.0 million provision for loan losses.  We also recorded $5.7 million of recoveries of previously recorded loan loss reserves in the six months ended June 30, 2014, resulting in a net recovery position of $(0.7) million for the six months ended June 30, 2014.  At June 30, 2013, we determined that the fair value of the underlying collateral securing two impaired loans with an aggregate carrying value of $26.6 million was less than the net carrying value of the loans, resulting in us recording an additional $4.0 million provision for loan losses.  We also recorded recoveries of $0.7 million in the six months ended June 30, 2013, netting the provision to $3.3 million for the six months ended June 30, 2013.

Management fees decreased $0.7 million, or 12%, for the six months ended June 30, 2014 as compared to the same period in 2013.  The decrease is primarily due to recording a portion of the management fee as employee compensation and benefits in connection with our CEO’s base salary being directly compensated by us effective January 1, 2014.

Gain on Extinguishment of Debt

During the six months ended June 30, 2013, we purchased, at a discount, a $7.1 million investment grade rated Class H note originally issued by our CDO III issuing entity from a third party investor and recorded a gain on early extinguishment of debt of $3.8 million.  There was no gain on extinguishment of debt during the six months ended June 30, 2014.

Gain on sale of equity interest

We recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates.  There was no such gain in the six months ended June 30, 2013.

Preferred Stock Dividends

Preferred stock dividends increased $1.8 million, or 106%, for the six months ended June 30, 2014 as compared to the same period in 2013.  Dividends on our 8.50% Series C preferred stock that were issued February 2014 contributed $0.5 million of this increase, while the full period impact of dividends on our 7.75% Series B preferred stock and our 8.25% Series A preferred stock that were issued during 2013 contributed an additional $1.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common, convertible and/or preferred equity securities.  Our debt facilities include the issuance of floating rate notes resulting from our CDOs and CLOs, the issuance of senior unsecured notes and junior subordinated notes and borrowings under warehousing facilities.  Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash generated from our real estate operations, cash from other investments reduced by expenses, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

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

Cash Flows

Our cash flows from operating activities increased by $0.4 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due an increase in net income from operations.

Cash provided by investing activities totaled $62.4 million for the six months ended June 30, 2014 compared to cash flows used in investing activities of $220.0 million for the comparable period in 2013, representing an increase of $282.4 million.  This impact was due to a $404.4 million increase in payoffs and paydowns, $31.8 million increase from the proceeds from the sale of available-for-sale securities and a $29.0 million decrease in the purchase of investments, and is net of a $170.7 million increase in the origination of loans and a $23.9 million reduction of principal collections on securities.

Cash flows used in financing activities totaled $88.5 million for the six months ended June 30, 2014 compared to cash provided by financing activities of $228.4 million for the comparable period in 2013, representing a decline of $316.9 million.  This impact was due to an increase in the repayment of credit facilities and repurchase agreements of $181.4 million, payoffs and paydowns of our CDO vehicles increased by $141.7 million, proceeds from our common and preferred stock offerings decreased by $127.9 million, use of restricted cash increased by $110.1 million, and dividends paid on our common and preferred stock increased by $5.8 million.  These decreases to cash flows from financing activities were partially offset by our third CLO closing in the second quarter of 2014 compared to our second CLO closing in the first quarter of 2013, resulting in an increase in proceeds of $104.3 million, as well as the increase in proceeds from credit facilities and repurchase agreements of $74.0 million and the issuance of senior debt of $58.6 million.

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

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities as of June 30, 2014:

	June 30, 2014
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Credit facilities	$235,000,000	$22,204,000	$212,796,000	2015

Collateralized debt obligations (1)	433,297,191	433,297,191	—	2015

Collateralized loan obligations (1)	545,750,000	545,750,000	—	2016

Senior unsecured notes	58,637,625	58,637,625	—	2021

Junior subordinated notes (2)	159,557,894	159,557,894	—	2034 – 2037

Notes payable	2,498,542	2,498,542	—	2014 – 2018

	$1,434,741,252	$1,221,945,252	$212,796,000

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of June 30, 2014.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $16.3 million.

These debt facilities are described in further detail in Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof.  London inter-bank offered rate, or LIBOR, refers to one-month LIBOR unless specifically stated.

Credit Facilities

Warehouse Facilities.  We utilize warehouse facilities to finance primarily first mortgage loans on multifamily properties.  At June 30, 2014, we have three warehouse facilities with outstanding debt balances totaling $22.2 million.  Our warehouse facilities are described below.

In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In 2013, we amended the facility increasing the committed amount to $75.0 million, decreased the rate of interest from 275 basis points over LIBOR to 225 basis points over LIBOR, decreased certain commitment, warehousing and non-use fees and extended the maturity to April 2015.  In March 2014, the facility’s committed amount was increased to $110.0 million, which included a temporary increase of $10.0 million that was repaid in April 2014 as a part of the issuance of our third CLO, and requires a 0.13% commitment fee.  The facility has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth, which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.  At June 30, 2014, the outstanding balance of this facility was $7.7 million.

In February 2013, we entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In April 2014, we amended the facility, increasing the committed amount to $75.0 million.  The facility bears interest at a rate of 225 basis points over LIBOR which was originally 250 basis points over LIBOR, upon closing, requires a 35 basis point commitment fee, which was originally 12.5 basis points, upon closing, matures in March 2015, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  At June 30, 2014, the outstanding balance of this facility was $3.2 million.

In June 2013, we entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  In February 2014, we amended the facility, increasing the committed amount to $45.0 million, and in April 2014 the committed amount was increased to $60.0 million.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in April 2015, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  At June 30, 2014, the outstanding balance of this facility was $11.3 million.

In April 2014, we repaid in full a $33.0 million warehouse facility that was entered into with a financial institution to finance the first mortgage loan on a multifamily property. The facility bore interest at a rate of 250 basis points over LIBOR and required a 45 basis point commitment fee. We used a portion of the proceeds from the issuance of our third CLO to repay this facility.

Line of Credit.  In May 2014, we repaid in full a $20.0 million committed revolving line of credit that was secured by a portion of the bonds originally issued by our CDO entities that have been repurchased by us. The facility bore interest at a fixed rate of 8.5% on any drawn portion of the facility and had an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed. We used a portion of the proceeds from the issuance of senior unsecured notes to repay this facility.

Repurchase Agreements.  We have utilized repurchase agreements to finance the purchase of RMBS investments, which were paid off in the first quarter of 2014.

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

The following table outlines borrowings and the corresponding collateral under our CDOs as of June 30, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO I	$94,838,436	$100,377,879	$249,426,103	$202,221,226	$3,536,997	$191,579,210

CDO II	122,560,961	128,251,555	290,183,711	239,777,624	201,116	123,050,208

CDO III	196,198,135	204,667,757	281,279,327	250,713,125	37,555,921	166,104,903

Total CDOs	$413,597,532	$433,297,191	$820,889,141	$692,711,975	$41,294,034	$480,734,321

CDO I — Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.11%.

CDO II — Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038.  Interest is variable based on three-month LIBOR; the weighted average note rate was 4.98%.

CDO III — Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 0.84%.

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

At June 30, 2014 and December 31, 2013, the aggregate weighted average note rate for our CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 2.59% and 2.18%, respectively.

Excluding the effect of swaps, the weighted average note rate at June 30, 2014 and December 31, 2013 was 0.93% and 0.83%, respectively.  Including certain fees and costs, the weighted average note rate was 4.25% and 3.26% at June 30, 2014 and December 31, 2013, respectively.

In the first quarter of 2013, we purchased, at a discount, a $7.1 million investment grade rated Class H note originally issued by our CDO III issuing entity for a price of $3.3 million from a third party investor and recorded a gain on extinguishment of debt of $3.8 million in its 2013 Consolidated Statement of Operations.

In 2010, we re-issued our own CDO bonds we had acquired during 2009 with an aggregate face amount of $42.8 million, as well as CDO bonds from other issuers acquired in 2008 with an aggregate face amount of $25.0 million and a carrying value of $0.4 million, and $10.5 million in cash, as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  The transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $19.7 million remains at June 30, 2014.

CLOs

The following table outlines borrowings and the corresponding collateral under our CLOs as of June 30, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO I	$87,500,000	$87,500,000	$98,529,510	$98,208,684	$26,557,140	$—

CLO II	177,000,000	177,000,000	226,441,942	225,321,876	33,196,179	—

CLO III	281,250,000	281,250,000	332,434,800	330,513,427	42,065,200	—

Total CLOs	$545,750,000	$545,750,000	$657,406,252	$654,043,987	$101,818,519	$—

CLO I — Issued two investment grade tranches in September 2012 with a replacement period through September 2014 and a stated maturity date of October 2022.  Interest is variable based on three-month LIBOR; the weighted average note rate was 3.60%.

CLO II — Issued two investment grade tranches in January 2013 with a replacement period through January 2015 and a stated maturity date of February 2023.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.55%.

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date of May 2024.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.58%.

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

In September 2012, we completed our first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio.  The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the Indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  The aggregate principal amounts of the two classes of notes are $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of $37.6 million.  The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly, through October 15, 2022, the stated maturity date of the notes.

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

In April 2014, we completed our third CLO, issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $307.3 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has an approximate 2.5 year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $67.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which was fully utilized in July 2014.  Subsequently, the issuer owns loan obligations with a face value of approximately $375.0 million.  The aggregate principal amounts of the three classes of notes are $221.3 million of Class A senior secured floating rate notes, $24.3 million of Class B secured floating rate notes and $35.8 million of Class C secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of approximately $93.8 million.  The notes have an initial weighted average interest rate of approximately 2.39% plus one-month LIBOR and interest payments on the notes are payable monthly, through May 15, 2024, the stated maturity date of the notes.

At June 30, 2014 and December 31, 2013, the aggregate weighted average note rate for our CLOs was 2.73% and 2.91%, respectively.  Including certain fees and costs, the weighted average note rate was 3.06% and 3.49% at June 30, 2014 and December 31, 2013, respectively.

Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our Financial Statements.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

Senior Unsecured Notes

In May 2014, we issued $55.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering, generating net proceeds of approximately $52.9 million after deducting the underwriting discount and other offering expenses.  Also in May 2014, the underwriters exercised a portion of their over-allotment option for a $3.6 million aggregate principal amount providing additional net proceeds of $3.5 million. The notes are unsecured and can be redeemed by us after May 15, 2017.  The interest is paid quarterly on February 15th, May 15th, August 15th, and November 15th starting on August 15, 2014.  Including certain fees and costs, the weighted average note rate was 7.91% at June 30, 2014.

Junior Subordinated Notes

At June 30, 2014, the aggregate carrying value of borrowings under our junior subordinated notes was $159.6 million, which is net of a deferred amount of $16.3 million being amortized into interest expense over the life of the notes, with a current weighted average pay rate of 3.00%, however, based upon the accounting treatment for a prior year restructuring, the effective rate was 3.04%.  See Note 7 of the “Notes to the Consolidated Financial Statements” set forth in Item 1 hereof for a further description of this transaction.

The junior subordinated notes are unsecured, have maturities of 25 to 28 years, pay interest quarterly at a floating rate of interest based on three-month LIBOR and, absent the occurrence of special events, were not redeemable during the first two years.

Notes Payable

At June 30, 2014, notes payable consisted of three junior loan participations with an aggregate outstanding balance of $2.5 million.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

We have a $53.5 million interest-only first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a $29.8 million loan secured by our Multifamily Portfolio.  The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and in July 2014, the maturity date was extended to July 2015.  In September 2013, a property in the Multifamily Portfolio was classified as held-for-sale and accordingly, $11.0 million of the first lien mortgage related to this property was classified as held-for-sale.  In the second quarter of 2014, the property was reclassified from real estate held-for-sale to real estate owned when it was determined that a sale of the property would not take place and the first lien mortgage was classified as real estate owned with a balance of $53.5 million at June 30, 2014.

Restrictive Covenants

Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at June 30, 2014.

Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDOs and CLOs were in compliance with all such covenants as of June 30, 2014 as well as on the most recent determination dates in July 2014.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination dates in July 2014:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II	CLO III

Overcollateralization (1)

Current	171.01%	153.44%	109.20%	142.96%	146.89%	133.33%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%	132.33%

Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	553.88%	387.06%	498.96%	206.81%	279.82%	274.30%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II	CLO III

July 2014	171.01%	153.44%	109.20%	142.96%	146.89%	133.33%
April 2014	184.35%	138.15%	108.74%	142.96%	146.89%	—
January 2014	167.15%	137.87%	107.80%	142.96%	146.89%	—
October 2013	166.88%	133.77%	106.64%	142.96%	146.89%	—
July 2013	176.69%	139.10%	106.61%	142.96%	146.89%	—

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

Contractual Commitments

As of June 30, 2014, we had the following material contractual obligations (dollars in thousands):

Contractual	Payments Due by Period (1)
Obligations	2014	2015	2016	2017	2018	Thereafter	Total

Credit facilities	$—	$22,204	$—	$—	$—	$—	$22,204
Collateralized debt obligations (2)	167,235	80,910	133,904	51,248	—	—	433,297
Collateralized loan obligations (3)	22,480	148,919	137,974	215,372	21,005	—	545,750
Senior unsecured notes	—	—	—	—	—	58,638	58,638
Junior subordinated notes (4)	—	—	—	—	—	175,858	175,858
Notes payable	1,750	—	—	—	749	—	2,499
Mortgage note payable — real estate owned and held-for-sale	53,539	—	—	—	—	—	53,539
Outstanding unfunded commitments (5)	2,869	2,782	596	45	—	—	6,292

Totals	$247,873	$254,815	$272,474	$266,665	$21,754	$234,496	$1,298,077

(1)                  Represents principal amounts due based on contractual maturities.  Does not include total projected interest payments on our debt obligations of $17.0 million in 2014, $29.3 million in 2015, $21.5 million in 2016, $14.4 million in 2017, $8.1 million in 2018 and $93.5 million thereafter based on current LIBOR rates.

(2)                  Comprised of $100.4 million of CDO I debt, $128.3 million of CDO II debt and $204.7 million of CDO III debt with a weighted average contractual maturity of 0.71, 1.02 and 1.39 years, respectively, as of June 30, 2014.  The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $19.7 million at June 30, 2014.

(3)                  Represents $87.5 million of CLO I debt, $177.0 million of CLO II debt and $281.3 million of CLO III debt with a weighted average contractual maturity of 2.30, 2.01 and 2.17 years, respectively, as of June 30, 2014.

(4)                  Represents the face amount due upon maturity.  The carrying value is $159.6 million, which is net of a deferred amount of $16.3 million at June 30, 2014.

(5)                  In accordance with certain loans and investments, we have outstanding unfunded commitments of $6.3 million as of June 30, 2014, that we are obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  Our restricted cash balance at June 30, 2014 contained approximately $6.3 million which was available to fund the portion of the unfunded commitments for loans financed by our CDO and CLO vehicles.

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

We incurred $2.5 million and $5.0 million of base management fee for services rendered in the three and six months ended June 30, 2014, respectively, and $2.8 million and $5.6 million of base management fee for services rendered in the three and six months ended June 30, 2013, respectively.

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

The minimum return, or incentive fee hurdle to be reached before an incentive fee is earned, is a percentage applied on a per share basis to the greater of $10.00 or the average gross proceeds per share.  In addition, 60% of any loan loss and other reserve recoveries are eligible to be included in the incentive fee calculation, which recoveries are spread over a three year period.  For the three and six months ended June 30, 2014 and 2013, no incentive fee payments were made.

The management agreement also allows us to consider, from time to time, the payment of additional “success-based” fees to ACM for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.  If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million.  For the three and six months ended June 30, 2014 and 2013, no success-based payments were made.

In 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of our equity affiliates. The $77.1 million gain was deferred as a result of guarantying a portion of the property’s indebtedness.  In July 2014, the existing debt on the property was refinanced and our portion of the guarantee was terminated, resulting in the recognition of the deferred gain and $19.0 million prepaid incentive management fee.

Related Party Transactions

Due from related party was approximately $0.4 million and $0.1 million at June 30, 2014 and December 31, 2013, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $1.7 million at June 30, 2014 and consisted primarily of base management fees due to ACM, of which $0.7 million will be remitted by us in the following quarter.  At December 31, 2013, due to related party was $2.8 million and consisted primarily of base management fees due to ACM that were remitted by us in the following quarter.

In March 2014, we originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to ACM.  In May 2014, the junior loan participations to ACM were paid off.  The loan has a weighted average interest rate of 6.38% and a maturity date of March 2016.  The participations had a weighted average interest rate of 7.20% and a maturity date of March 2016.  Interest income recorded from this loan totaled approximately $1.2 million and $1.4 million for the three and six months ended June 30, 2014, respectively.

We had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from ACM.  In the first quarter 2014, ACM purchased the property from the prior borrower subject to our loans.  In connection with this purchase, ACM paid down the loans by $2.3 million and we restructured our remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.

Interest income recorded from these loans totaled approximately $0.2 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.6 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

In October 2013, we purchased, at par, a $3.0 million mezzanine loan from ACM who originated the loan in September 2013 to a third party entity.  The loan has a fixed interest rate of 13.00% and a maturity date of October 2018.  Interest income recorded from this loan was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

In June 2013, our board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our manager involving the acquisition of the manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business.  There were preliminary discussions between the Special Committee and representatives of our manager regarding a potential transaction during the second and third quarter of 2013.  In connection therewith, the Special Committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees for the year ended December 31, 2013.  In late June of 2014, preliminary discussions regarding a possible transaction resumed but we cannot provide any assurance whether any transaction between us and our manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing.  No advisory fees or other related fees were incurred during the six months ended June 30, 2014.

In April 2013, we originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, our executive vice president of structured finance, who together own an interest of approximately 19% in the borrowing entity.  The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013.  In November 2013, we originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%, which was paid off in the second quarter of 2014.  Interest income recorded from these loans totaled approximately $0.1 million for both the three and six months ended June 30, 2014, and approximately $1.0 million for both the three and six months ended June 30, 2013.

In April 2013, we purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bore interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and had a maturity date of March 2015 with three one year extension options, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for both the three months ended June 30, 2014 and 2013, and approximately $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

In January 2013, we originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on our Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bore interest at a rate of one-month LIBOR plus 6.00%, had a maturity date of January 2015, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for both the three months ended June 30, 2014 and 2013, and approximately $0.2 million for both the six months ended June 30, 2014 and 2013.

In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the additional preferred equity investment totaled approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively.  The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  We record this investment under the equity method of accounting.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and will be entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At June 30, 2014, this debt had an aggregate outstanding balance of $734.4 million and is scheduled to mature between 2017 and 2023.

Interest income recorded from loans originated in 2012 or prior years with our affiliates totaled $0.5 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

Critical Accounting Policies

Please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the six months ended June 30, 2014, there were no material changes to these policies.

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

During the six months ended June 30, 2014 we entered into a LIBOR Cap with a notional value of approximately $71.7 million that was not designated as cash flow hedge.  In addition, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement and two interest rate swaps matured with a combined notional value of approximately $32.0 million.  Gains and losses on terminated swaps are deferred and recognized in interest expense over the original life of the hedged item.  The fair value of our qualifying hedge portfolio has decreased by approximately $5.2 million from December 31, 2013 as a result of the amortized notional value of swaps.  In certain circumstances, we have financed the purchase of RMBS investments through a repurchase agreement with the same counterparty which qualified as a linked transaction.  If both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed to be linked transactions and we account for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which is reported in other assets on the Consolidated Balance Sheets with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the Consolidated Statements of Income.  The analysis of transactions under these rules requires management’s judgment and experience.  During the six months ended June 30, 2014, we sold the eight remaining RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $65.7 million for approximately $65.8 million and recorded a net gain of $0.1 million related to the settlement of these linked transactions.  The eight RMBS investments were financed with repurchase agreements totaling $55.4 million which were repaid with the proceeds.  The RMBS investments, net of their respective financing, had a total fair value at December 31, 2013 of $6.4 million, which was recorded in other assets on the Consolidated Balance Sheets.

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

FFO for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2014	2013	2014	2013
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$11,466,057	$2,995,866	$17,340,818	$9,636,105
Add:
Impairment loss on real estate owned	—	—	250,000	—
Depreciation – real estate owned	2,158,353	1,827,595	3,970,036	3,459,726
Depreciation – investment in equity affiliates	69,370	22,599	138,740	45,198
Funds from operations (“FFO”)	$13,693,780	$4,846,060	$21,699,594	$13,141,029

Diluted FFO per common share	$0.27	$0.11	$0.43	$0.34
Diluted weighted average shares outstanding	50,701,742	43,555,495	50,229,899	38,921,834

Adjusted Book Value per Common Share

We believe that adjusted book value per common share is an additional appropriate measure given the magnitude and the deferral structure of the 450 West 33rd Street transaction from 2007, as well as the significance of the unrealized gain and/or loss position of our qualifying derivative instruments.  Adjusted book value per common share currently reflects the impact of the 450 West 33rd Street transaction as well as the removal of the temporary nature of unrealized gains or losses as a component of equity from qualifying interest rate swaps on our financial position.  Over time, as these qualifying interest rate swaps reach their maturity, the fair value of these swaps will return to their original par value.  The table below also presents pro forma GAAP book value per common share based on the June 30, 2014 financial information adjusted for the recognition of the $58.1 million net deferred gain from the 450 West 33rd Street transaction which occurred in the third quarter of 2014.  We consider this non-GAAP financial measure to be an effective indicator of our financial condition for both us and our investors.  We do not advocate that investors consider this non-GAAP financial measure in isolation from, or as a substitute for, financial measures prepared in accordance with GAAP.  In addition, GAAP book value per common share and adjusted book value per common share calculations do not take into account any dilution from the potential exercise of the 1,000,000 warrants issued to Wachovia as part of the 2009 debt restructuring.  We purchased these outstanding warrants in the third quarter of 2014 for $2.6 million.

GAAP book value per share and adjusted book value per share as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	Pro Forma June 30, 2014	December 31, 2013

GAAP Arbor Realty Trust, Inc. Stockholders’ Equity	$476,591,319	$534,666,503	$437,596,282
Subtract: 8.25% Series A, 7.75% Series B and 8.50% Series C cumulative redeemable preferred stock	(89,295,905)	(89,295,905)	(67,654,655)
GAAP Arbor Realty Trust, Inc. Common Stockholders’ Equity	$387,295,414	$445,370,598	$369,941,627

Add: 450 West 33rd Street transaction — deferred revenue	77,123,133	—	77,123,133

Unrealized loss on derivative instruments	19,551,436	19,551,436	24,794,051

Subtract: 450 West 33rd Street transaction — prepaid management fee	(19,047,949)	—	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Common Stockholders’ Equity	$464,922,034	$464,922,034	$452,810,862

Adjusted book value per common share	$9.21	$9.21	$9.22

GAAP book value per common share	$7.67	$8.82	$7.53

Common shares outstanding	50,477,308	50,477,308	49,136,308

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

Our operating results will depend in large part on differences between the income from our loans and our borrowing costs.  Most of our loans and borrowings are variable-rate instruments, based on LIBOR.  The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.  In addition, we have various fixed rate loans in our portfolio, which are financed with variable rate LIBOR borrowings.  We have entered into various interest swaps to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans.  Certain of these swaps are scheduled to mature on the original maturity dates of their corresponding loans.  For loans that pay off prior to maturity, the corresponding interest rate swap may remain which could impact interest expense from a change in interest rates.  Loans are sometimes extended and, consequently, do not pay off on their original maturity dates.  If a loan is extended, whether it is through an existing extension option or a modification, our exposure to interest rate risk may be increased.  In these instances, we could have a fixed rate loan in our portfolio financed with variable debt and, since the corresponding interest swap already matured, a portion of our debt is no longer protected against interest rate risk.  Some of our loans and borrowings are subject to various interest rate floors.  As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.

We have utilized interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into financial instruments for trading purposes.

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of June 30, 2014, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (1)
Interest income from loans and investments	$1,637,569,177	$2,332,696	$(662,456)	$5,062,623	$(662,456)
Interest expense from debt obligations	(1,218,545,698)	2,229,961	(1,384,360)	4,459,921	(1,384,360)
Total net interest income (expense)		$102,735	$721,904	$602,702	$721,904

Fair value of derivative financial instruments	$(19,547,689)	$1,184,333	$(1,186,103)	$2,362,904	$(2,274,496)

(1)         Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps, LIBOR caps and forward contracts.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.16% as June 30, 2014.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results.  Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Certain of our interest rate swaps, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these swaps.  Due to the prolonged volatility in the financial markets that began in 2007, the values of these interest rate swaps have declined substantially.  As a result, at June 30, 2014 and December 31, 2013, we funded approximately $12.1 million and $14.2 million, respectively, in cash related to these swaps.  If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded.  However, at maturity the value of these contracts return to par and all cash will be recovered.  These swaps have remaining maturities from 2015 through 2017.  If we do not have available cash to meet these requirements, this could result in the early termination of these interest rate swaps, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

Item 4.         CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2014, filed on August 1, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ Ivan Kaufman

Name:	Ivan Kaufman
Title:	Chief Executive Officer

By:	/s/ Paul Elenio

Name:	Paul Elenio
Title:	Chief Financial Officer

Date: August 1, 2014