Form 10-Q
period 2014-09-30
ARBOR REALTY TRUST INC
filed 2014-11-07
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 50,477,308 outstanding (excluding 2,650,767 shares held in the treasury) as of November 7, 2014.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets:
Cash and cash equivalents	$72,874,163	$60,389,552
Restricted cash (includes $142,343,488 and $54,051,439 from consolidated VIEs, respectively)	143,848,917	54,962,316
Loans and investments, net (includes $1,210,637,703 and $1,196,434,032 from consolidated VIEs, respectively)	1,526,641,987	1,523,699,653
Available-for-sale securities, at fair value	2,529,104	37,315,652
Investments in equity affiliates	5,022,502	4,680,306
Real estate owned, net (includes $80,787,215 and $80,787,215 from consolidated VIEs, respectively)	90,738,137	111,718,177
Real estate held-for-sale, net	26,430,595	11,477,676
Due from related party (includes $0 and $91,988 from consolidated VIEs, respectively)	628,320	98,058
Prepaid management fee — related party	—	19,047,949
Other assets (includes $17,311,015 and $19,861,310 from consolidated VIEs, respectively)	48,441,712	54,083,143
Total assets	$1,917,155,437	$1,877,472,482

Liabilities and Equity:
Credit facilities and repurchase agreements	$71,306,110	$159,125,023
Collateralized debt obligations (includes $371,733,279 and $639,622,981 from consolidated VIEs, respectively)	371,733,279	639,622,981
Collateralized loan obligations (includes $545,750,000 and $264,500,000 from consolidated VIEs, respectively)	545,750,000	264,500,000
Senior unsecured notes	97,860,025	—
Junior subordinated notes to subsidiary trust issuing preferred securities	159,695,009	159,291,427
Notes payable	1,300,000	2,500,000
Mortgage note payable — real estate owned	25,022,701	42,745,650
Mortgage note payable — real estate held-for-sale	23,791,205	11,005,354
Due to related party	2,046,667	2,794,087
Due to borrowers	31,383,434	20,326,030
Deferred revenue	—	77,123,133
Other liabilities (includes $8,993,416 and $13,944,737 from consolidated VIEs, respectively)	53,100,605	60,842,515
Total liabilities	1,382,989,035	1,439,876,200
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at September 30, 2014 and December 31, 2013; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at September 30, 2014 and December 31, 2013; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding at September 30, 2014, no shares issued and outstanding at December 31, 2013	89,295,905	67,654,655
Common stock, $0.01 par value: 500,000,000 shares authorized; 53,128,075 shares issued, 50,477,308 shares outstanding at September 30, 2014 and 51,787,075 shares issued, 49,136,308 shares outstanding at December 31, 2013	531,280	517,870
Additional paid-in capital	629,579,966	623,993,245
Treasury stock, at cost — 2,650,767 shares at September 30, 2014 and December 31, 2013	(17,100,916)	(17,100,916)
Accumulated deficit	(150,966,676)	(212,231,319)
Accumulated other comprehensive loss	(17,173,157)	(25,237,253)
Total equity	534,166,402	437,596,282
Total liabilities and equity	$1,917,155,437	$1,877,472,482

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$29,657,960	$25,742,973	$80,062,244	$73,060,911
Interest expense	12,334,034	10,645,725	34,148,009	31,621,042
Net interest income	17,323,926	15,097,248	45,914,235	41,439,869
Other revenue:
Property operating income	8,443,877	7,538,852	26,703,348	24,666,108
Other income (loss), net	518,318	(251,424)	1,526,901	1,733,351
Total other revenue	8,962,195	7,287,428	28,230,249	26,399,459
Other expenses:
Employee compensation and benefits	3,639,722	2,995,322	10,578,219	9,047,639
Selling and administrative	2,330,033	3,300,071	7,507,097	8,459,087
Property operating expenses	7,266,859	6,664,704	21,687,062	20,696,197
Depreciation and amortization	1,806,683	1,868,670	5,776,719	5,328,396
Impairment loss on real estate owned	—	—	250,000	—
Provision for loan losses (net of recoveries)	1,326,538	750,231	590,695	4,072,108
Management fee - related party	2,450,000	2,800,000	7,400,000	8,400,000
Total other expenses	18,819,835	18,378,998	53,789,792	56,003,427
Income before gain on sale of equity interest, incentive management fee, gain on extinguishment of debt, loss on sale of real estate and (loss) income from equity affiliates	7,466,286	4,005,678	20,354,692	11,835,901
Gain on sale of equity interest	77,123,133	—	84,974,399	—
Incentive management fee — equity interest — related party	(19,047,949)	—	(19,047,949)	—
Gain on extinguishment of debt	—	1,167,772	—	4,930,772
Loss on sale of real estate	(199,749)	—	(199,749)	—
(Loss) income from equity affiliates	(51,170)	(81,723)	29,371	(245,412)
Net income	65,290,551	5,091,727	86,110,764	16,521,261
Preferred stock dividends	1,888,430	1,410,333	5,367,825	3,096,278
Net income attributable to noncontrolling interest	—	16,715	—	124,199
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$63,402,121	$3,664,679	$80,742,939	$13,300,784

Basic earnings per common share	$1.26	$0.08	$1.61	$0.33

Diluted earnings per common share	$1.26	$0.08	$1.60	$0.33

Dividends declared per common share	$0.13	$0.13	$0.39	$0.37

Weighted average number of shares of common stock outstanding:
Basic	50,477,308	43,397,555	50,031,205	40,129,718
Diluted	50,477,308	43,832,271	50,331,623	40,576,633

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$65,290,551	$5,091,727	$86,110,764	$16,521,261
Unrealized (loss) gain on securities available-for-sale, net	(276,368)	235,157	(305,763)	293,946
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	—	(431,476)	(100,000)
Unrealized gain (loss) on derivative financial instruments	265,078	(1,383,491)	(813,366)	(98,429)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	3,059,660	3,551,371	9,614,701	10,564,021
Comprehensive income	68,338,921	7,494,764	94,174,860	27,180,799
Less:
Preferred stock dividends	1,888,430	1,410,333	5,367,825	3,096,278
Comprehensive income attributable to noncontrolling interest	—	16,715	—	124,199
Comprehensive income attributable to Arbor Realty Trust, Inc. common stockholders	$66,450,491	$6,067,716	$88,807,035	$23,960,322

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Nine Months Ended September 30, 2014

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance — January 1, 2014	2,811,500	$67,654,655	51,787,075	$517,870	$623,993,245	(2,650,767)	$(17,100,916)	$(212,231,319)	$(25,237,253)	$437,596,282
Issuance of common stock			1,000,000	10,000	6,504,000					6,514,000
Cancellation of warrants					(2,602,500)					(2,602,500)
Issuance of 8.50% Series C preferred stock	900,000	21,641,250								21,641,250
Stock-based compensation			341,000	3,410	1,685,221					1,688,631
Distributions — common stock								(19,467,490)		(19,467,490)
Distributions —preferred stock								(5,367,825)		(5,367,825)
Distributions — preferred stock of private REIT								(10,806)		(10,806)
Net income								86,110,764		86,110,764
Unrealized loss on securities available-for-sale									(305,763)	(305,763)
Reclassification of unrealized gain on securities available-for-sale realized into earnings									(431,476)	(431,476)
Unrealized loss on derivative financial instruments, net									(813,366)	(813,366)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									9,614,701	9,614,701
Balance — September 30, 2014	3,711,500	$89,295,905	53,128,075	$531,280	$629,579,966	(2,650,767)	$(17,100,916)	$(150,966,676)	$(17,173,157)	$534,166,402

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$86,110,764	$16,521,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,776,719	5,328,396
Stock-based compensation	1,688,631	1,432,207
Gain on sale of securities	(518,640)	(1,100,000)
Loss on sale of real estate, net	199,749	—
Gain on extinguishment of debt	—	(4,930,772)
Provision for loan losses (net of recoveries)	590,695	4,072,108
Impairment loss on real estate owned	250,000	—
Amortization and accretion of interest, fees and intangible assets, net	(960,987)	(1,739,367)
Change in fair value of non-qualifying swaps and linked transactions	(41,867)	1,711,624
Gain on sale of equity interest	(84,974,399)	—
Incentive management fee — equity interest — related party	19,047,949	—
(Income) loss from equity affiliates	(29,371)	245,412
Changes in operating assets and liabilities:
Other assets	(1,711,433)	(175,420)
Distributions of operations from equity affiliates	121,475	73,340
Other liabilities	1,143,709	1,208,113
Change in restricted cash	(594,552)	(363,824)
Due to/from related party	(1,277,682)	235,654
Net cash provided by operating activities	24,820,760	22,518,732

Investing activities:
Loans and investments funded, originated and purchased, net	(685,671,067)	(431,070,064)
Payoffs and paydowns of loans and investments	694,560,068	199,325,600
Proceeds from sale of loan	—	4,424,097
Due to borrowers and reserves	(36,239)	(585,143)
Deferred fees, net	4,692,501	3,371,287
Purchase of securities, net	—	(29,024,327)
Principal collection on securities, net	663,684	30,335,656
Investment in real estate, net	(3,674,350)	(5,667,915)
Proceeds from sale of real estate, net	2,945,590	—
Proceeds from sale of available-for-sale securities	33,904,172	2,100,000
Contributions to equity affiliates	(526,499)	—
Distributions from equity affiliates	7,943,465	—
Redemption of investment in preferred shares, net	—	2,418,528
Net cash provided by / (used in) investing activities	54,801,325	(224,372,281)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	251,210,535	159,700,441
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(340,229,448)	(131,329,722)
Paydown of mortgage notes payable	(4,937,098)	—
Proceeds from collateralized loan obligations	281,250,000	177,000,000
Proceeds from senior unsecured notes	97,860,025	—
Payoffs and paydowns of collateralized debt obligations	(267,332,444)	(70,530,260)
Change in restricted cash	(88,292,049)	(70,103,452)
Payments on financial instruments underlying linked transactions	(59,613,649)	(114,519,321)
Receipts on financial instruments underlying linked transactions	66,027,912	109,838,852
Payments on swaps and margin calls to counterparties	(1,272,106)	(71,091,199)
Receipts on swaps and margin calls from counterparties	7,243,010	73,438,045
Distributions paid to noncontrolling interest	—	(158,844)
Proceeds from issuance of common stock	6,800,000	134,176,328
Expenses paid on issuance of common stock	(221,143)	(4,664,741)
Proceeds from issuance of preferred stock	22,500,000	70,287,500
Expenses paid on issuance of preferred stock	(779,131)	(2,632,845)
Distributions paid on common stock	(19,467,490)	(14,938,797)
Distributions paid on preferred stock	(5,208,450)	(2,626,176)
Distributions paid on preferred stock of private REIT	(10,806)	(10,845)
Cancellation of warrants	(2,602,500)	—
Payment of deferred financing costs	(10,062,642)	(4,511,743)
Net cash (used in) / provided by financing activities	(67,137,474)	237,323,221
Net increase in cash and cash equivalents	12,484,611	35,469,672
Cash and cash equivalents at beginning of period	60,389,552	29,188,889
Cash and cash equivalents at end of period	$72,874,163	$64,658,561

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2014	2013

Supplemental cash flow information:
Cash used to pay interest	$31,067,603	$35,543,871
Cash used for taxes	$76,281	$209,903
Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$—
Accrued and unpaid expenses on preferred stock offerings	$79,619	$—
Accrued and unpaid expenses on common stock offerings	$64,857	$150,836
Investment transferred from real estate owned, net to real estate held-for-sale, net	$14,952,919	$11,540,649
Mortgage note payable - real estate owned transferred to real estate held-for-sale	$12,785,851	$11,005,354
Accrued and unpaid expenses on collateralized loan obligation offering	$—	$500,000
Redemption of preferred limited partnership interest and satisfaction of note payable	$—	$33,438,472

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report, which was filed with the SEC.

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

As a REIT, the Company is generally not subject to federal income tax on its REIT—taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements.  Also, under current federal tax law, the income and the tax on such income attributable to certain debt extinguishment transactions realized in 2009 or 2010 have been deferred to future periods at the Company’s election.  As of September 30, 2014 and 2013, the Company was in compliance with all REIT requirements and, therefore, has not provided for income tax expense for the nine months ended September 30, 2014 and 2013.  Certain of the Company’s assets that produce non-qualifying income are owned by its taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the nine months ended September 30, 2014 and 2013, the Company did not record any provision for income taxes for these taxable REIT subsidiaries.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

Significant Accounting Policies

As of September 30, 2014, the Company’s significant accounting policies, which are detailed in the Company’s 2013 Annual Report, have not changed materially.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes how repurchase agreements determined to be linked transactions are recorded.  Under the new guidance, the repurchase agreement is to be accounted for separately from the initial transfer of the financial asset and not as a forward contract derivative.  The guidance is effective for transactions outstanding as of the first quarter of 2015.  The Company does not expect this guidance to have a material effect on its Consolidated Financial Statements.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Note 3 — Loans and Investments

The following table sets forth the composition of the Company’s loan and investment portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,213,584,295	73%	98	5.25%	16.8	0%	74%
Mezzanine loans	90,762,106	6%	22	9.15%	39.6	50%	81%
Junior participation loans	199,106,125	12%	5	4.52%	15.6	62%	80%
Preferred equity investments	152,465,838	9%	18	5.68%	50.0	63%	84%
	1,655,918,364	100%	143	5.41%	21.0	16%	76%
Unearned revenue	(12,889,851)
Allowance for loan losses	(116,386,526)
Loans and investments, net	$1,526,641,987

	December 31, 2013	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,171,783,914	71%	95	5.11%	18.5	0%	76%
Mezzanine loans	118,550,172	7%	27	7.02%	58.2	56%	83%
Junior participation loans	248,337,542	15%	7	4.21%	19.6	60%	81%
Preferred equity investments	121,523,673	7%	15	7.20%	45.5	58%	79%
	1,660,195,301	100%	144	5.26%	23.5	17%	77%
Unearned revenue	(14,218,237)
Allowance for loan losses	(122,277,411)
Loans and investments, net	$1,523,699,653

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

Concentration of Credit Risk

The Company operates in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject the Company to concentrations of credit risk.  The Company is subject to concentration risk in that, as of September 30, 2014, the unpaid principal balance related to 24 loans with five different borrowers represented approximately 24% of total assets.  At December 31, 2013, the unpaid principal balance related to 28 loans with five different borrowers represented approximately 30% of total assets.  The Company measures its relative loss position for its mezzanine loans, junior participation loans, and preferred equity investments by determining the point where the Company will be exposed to losses based on its position in the capital stack as compared to the fair value of the underlying collateral.  The Company determines its loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.  First dollar LTV is calculated by comparing the total of the Company’s senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will absorb a total loss of its

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

position.  Last dollar LTV is calculated by comparing the total of the carrying value of the Company’s loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which the Company will initially absorb a loss.

The Company assigns a credit risk rating to each loan and investment.  Individual ratings range from one to five, with one being the lowest risk and five being the highest.  Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves.  Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  Given the Company’s asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating.  That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a “high-risk” loan.  All assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance is reviewed, and forward-looking projections are created.  Generally speaking, given the Company’s typical loan and investment profile, a risk rating of three suggests that the Company expects the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired.  A risk rating of four indicates the Company anticipates that the loan will require a modification of some kind.  A risk rating of five indicates the Company expects the loan to underperform over its term, and that there could be loss of interest and/or principal.  Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications.  Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

As a result of the loan review process at September 30, 2014 and December 31, 2013, the Company identified loans and investments that it considers higher-risk loans that had a carrying value, before loan loss reserves, of approximately $186.8 million and $187.5 million, respectively, and a weighted average last dollar LTV ratio of 93%, respectively.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,112,022,423	67.2%	3.0	12%	74%
Office	340,165,641	20.5%	3.2	32%	78%
Land	125,846,967	7.6%	3.9	6%	87%
Hotel	66,250,000	4.0%	3.8	32%	85%
Retail	9,933,333	0.6%	2.5	23%	70%
Commercial	1,700,000	0.1%	3.5	63%	67%
Total	$1,655,918,364	100.0%	3.2	16%	76%

	December 31, 2013
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,068,529,815	64.4%	3.3	14%	75%
Office	358,832,526	21.6%	3.2	32%	82%
Land	116,751,563	7.0%	4.0	3%	88%
Hotel	69,181,252	4.2%	3.8	26%	84%
Commercial	24,900,145	1.5%	3.0	3%	49%
Condo	15,250,000	0.9%	3.7	41%	65%
Retail	6,750,000	0.4%	2.5	0%	63%
Total	$1,660,195,301	100.0%	3.3	17%	77%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Geographic Concentration Risk

As of September 30, 2014, 35% and 13% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York and Florida, respectively.  As of December 31, 2013, 36% and 10% of the outstanding balance of the Company’s loans and investments portfolio had underlying properties in New York and Texas, respectively.

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

During the three and nine months ended September 30, 2014, the Company recognized provision for loan losses totaling $2.9 million and $7.8 million, respectively. During these periods, the Company also recorded net recoveries of previously recorded loan losses totaling $1.5 million and $7.2 million, respectively, resulting in a provision for loan losses, net of recoveries totaling $1.3 million and $0.6 million, respectively.

During the three and nine months ended September 30, 2013, the Company recognized a provision for loan losses totaling $1.5 million and $5.5 million, respectively. During these periods, the Company also recorded net recoveries of previously recorded loan losses totaling $0.7 million and $1.4 million, respectively, resulting in a provision for loan losses, net of recoveries totaling $0.8 million and $4.1 million, respectively.

The provision for loan losses recorded in the third quarter of 2014 was comprised of two loans with an aggregate carrying value of $144.7 million, while the provision for the nine months ended September 30, 2014 was comprised of four loans with an aggregate carrying value of $158.5 million.

The provision for loan losses recorded in the third quarter of 2013 was comprised of one loan with a carrying value of $5.4 million, while the provision for the nine months ended September 30, 2013 was comprised of four loans with an aggregate carrying value of $26.7 million.

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Allowance at beginning of the period	$115,059,988	$146,563,765	$122,277,411	$161,706,313
Provision for loan losses	2,860,000	1,500,000	7,810,000	5,500,000
Charge-offs (1)	—	(4,295,506)	(6,501,079)	(22,756,836)
Recoveries of reserves	(1,533,462)	(749,768)	(7,199,806)	(1,430,986)
Allowance at end of the period	$116,386,526	$143,018,491	$116,386,526	$143,018,491

(1) Comprised of a $6.5 million write off of a mezzanine loan for the nine months ended September 30, 2014; $2.8 million write off of a junior participation loan and a $1.5 million charge-off to previously recorded reserves for the three months ended September 30, 2013; and $21.3 million from writing off a bridge loan, two mezzanine loans and two junior participation loans as well as a $1.5 million charge-off to previously recorded reserves for the nine months ended September 30, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

A summary of charge-offs and recoveries by asset class is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Charge-offs:
Multi-family	$—	$—	$(6,501,079)	$(4,789,815)
Office	—	(4,295,506)	—	(4,295,506)
Hotel	—	—	—	(3,671,515)
Condo	—	—	—	(10,000,000)
Total	$—	$(4,295,506)	$(6,501,079)	$(22,756,836)

Recoveries:
Multi-family	$(1,533,462)	$(45,274)	$(7,199,806)	$(726,492)
Office	—	(704,494)	—	(704,494)
Total	$(1,533,462)	$(749,768)	$(7,199,806)	$(1,430,986)

Net Recoveries (Charge-offs)	$1,533,462	$(3,545,738)	$698,727	$(21,325,850)

Ratio of net recoveries (charge-offs) during the period to average loans and investments outstanding during the period	0.1%	(0.2)%	0.0%	(1.3)%

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which the Company had not recorded a provision for loan loss as of September 30, 2014 and 2013.

The Company has seven loans with an unpaid principal balance totaling approximately $114.3 million at September 30, 2014, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle the Company to a weighted average accrual rate of interest of approximately 9.60%.  The Company suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  The Company has recorded cumulative allowances for loan losses of $45.3 million related to these loans as of September 30, 2014.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

A summary of the Company’s impaired loans by asset class is as follows:

	September 30, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$39,855,812	$39,820,259	$37,085,812	$44,727,875	$257,014	$52,795,793	$689,284
Office	45,086,582	39,220,375	25,472,444	45,086,582	517,319	40,586,582	1,303,615
Land	119,130,578	115,285,638	50,128,270	118,752,869	—	117,608,264	—
Hotel	34,750,000	34,249,959	3,700,000	34,875,000	231,808	17,375,000	403,182
Total	$238,822,972	$228,576,231	$116,386,526	$243,442,326	$1,006,141	$228,365,639	$2,396,081

	December 31, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$65,735,773	$65,186,623	$50,786,697	$72,793,867	$932,323	$66,119,346	$2,314,028
Office	36,086,582	29,474,065	23,972,444	42,403,007	292,982	38,203,007	1,245,497
Land	116,085,950	112,810,558	47,518,270	139,074,948	—	139,061,228	—
Total	$217,908,305	$207,471,246	$122,277,411	$254,271,822	$1,225,305	$243,383,581	$3,559,525

(1)       Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class. Comprised of 12 loans at September 30, 2014 and 15 loans at December 31, 2013.

(2)       Represents an average of the beginning and ending unpaid principal balance of each asset class.

As of September 30, 2014, two loans with an aggregate net carrying value of approximately $6.3 million, net of related loan loss reserves of $34.0 million, were classified as non-performing, both of which had loan loss reserves.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2013, five loans with an aggregate net carrying value of approximately $10.7 million, net of related loan loss reserves of $39.6 million, were classified as non-performing, of which one loan with a carrying value of $0.6 million did not have a loan loss reserve.

A summary of the Company’s non-performing loans by asset class as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014			December 31, 2013
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$32,000,000	$—	$32,000,000	$42,054,539	$32,000,000	$10,054,539
Office	8,277,775	—	8,277,775	8,277,844	—	8,277,844
Total	$40,277,775	$—	$40,277,775	$50,332,383	$32,000,000	$18,332,383

During the quarter and nine months ended September 30, 2014, the Company refinanced and/or modified one loan with a unpaid principal balance of $35.0 million which was considered by the Company to be a troubled debt restructuring.  During the quarter ended September 30, 2013, the Company did not refinance and/or modify or extend any loans considered to be trouble debt restructurings.  During the nine months ended September 30, 2013, the Company refinanced and/or modified two loans with an aggregate unpaid principal balance of $27.3 million, which were not considered by the Company to be troubled debt restructurings, however, two loans with a combined unpaid principal balance of $14.6 million that were extended during the period were considered to be trouble debt restructurings.  The Company had no unfunded commitments on the modified and extended loans which were considered troubled debt restructurings as of September 30, 2014 and 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

A summary of loan modifications and extensions by asset class that the Company considered to be troubled debt restructurings during the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2014					Nine Months Ended September 30, 2014
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Extended Unpaid Principal Balance	Extended Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest

Hotel	1	$35,000,000	1.95%	$34,750,000	2.95%	1	$35,000,000	1.95%	$34,750,000	2.95%

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

There were no loans in which the Company considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of September 30, 2014 and 2013 and no additional loans were considered to be impaired due to the Company’s troubled debt restructuring analysis for the three and nine months ended September 30, 2014 and 2013.  These loans were modified to increase the total recovery of the combined principal and interest from the loan.

As of September 30, 2014, the Company had total interest reserves of $15.8 million on 53 loans with an aggregate unpaid principal balance of $715.9 million.

Note 4 — Securities

The following is a summary of the Company’s securities classified as available-for-sale at September 30, 2014:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	(Loss) / Gain	Fair Value

Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$(100,000)	$2,000,000
Common equity securities	—	58,789	470,315	529,104

Total available-for-sale securities	$2,100,000	$2,158,789	$370,315	$2,529,104

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

The following is a summary of the underlying credit rating of the Company’s available-for-sale debt securities at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Amortized	Percent		Amortized	Percent
Rating (1)	#	Cost	of Total	#	Cost	of Total

AA+	—	$—	—	1	$93,715	—
CCC	—	—	—	1	18,417,402	51%
CCC-	1	2,100,000	100%	1	2,100,000	6%
NR	—	—	—	7	15,538,193	43%
	1	$2,100,000	100%	10	$36,149,310	100%

(1) Based on the rating published by Standard & Poor’s for each security.  NR stands for “not rated.”

In the first quarter of 2014, the Company sold all of its RMBS investments, which had an aggregate carrying value of $33.4 million, for approximately $33.9 million and recorded a net gain of $0.5 million to other income, net on the Company’s Consolidated Statement of Income, which includes the reclassification of a net unrealized gain of $0.4 million from accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet.  Included in these sales were two RMBS investments with deteriorated credit quality that had an aggregate carrying value of $25.8 million and that were sold for $25.9 million.  The RMBS investments were financed with two repurchase agreements totaling $25.3 million which were repaid with the proceeds.  See Note 7 — “Debt Obligations” for further details.

The Company owns a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of six years, but has an estimated life of approximately one year based on the extended maturity of the underlying asset and a fair value of $2.0 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively.

The Company owns 2,939,465 shares of common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company, which had a fair value of approximately $0.5 million and $0.7 million at September 30, 2014 and December 31, 2013, respectively.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  The Company evaluates these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  The Company’s evaluation is based on its assessment of cash flows, which is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  No other-than-temporary impairment was recorded on the Company’s available-for-sale securities for the three and nine months ended September 30, 2014 and 2013.

The weighted average yield on the Company’s CMBS and RMBS investments based on their face values was 1.13% and 3.72%, including the amortization of premium and the accretion of discount, for the three months ended September 30, 2014 and 2013, respectively, and 1.90% and 4.05% for the nine months ended September 30, 2014 and 2013, respectively.

Note 5 — Investments in Equity Affiliates

The following is a summary of the Company’s investments in equity affiliates at September 30, 2014 and December 31, 2013:

	Investment in Equity Affiliates at		Unpaid Principal Balance of Loans to Equity Affiliates at
Equity Affiliates	September 30, 2014	December 31, 2013	September 30, 2014

Lightstone Value Plus REIT L.P.	$1,894,727	$1,894,727	$—
West Shore Café	1,690,280	1,690,280	1,687,500
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
450 West 33rd Street	331,788	—	—
East River Portfolio	102,607	—	4,994,166
Lexford Portfolio	100	100	96,194,510
930 Flushing & 80 Evergreen	—	92,199	—
Ritz-Carlton Club	—	—	—

Total	$5,022,502	$4,680,306	$102,876,176

The Company accounts for the 450 West 33rd Street investment under the cost method of accounting and the remaining investments under the equity method.

450 West 33rd Street — The Company is a participant in an investor group that owns a non-controlling interest in an office building at 450 West 33rd Street in Manhattan, New York. The investor group as a whole has a 1.44% retained ownership interest in the property and 50% of the property’s air rights. The Company has a 29% interest in the 1.44% retained ownership interest and 50% air rights.  In the third quarter of 2014, the Company made an additional investment of $0.3 million.

In 2007, the Company, as part of the investor group transferred control of the property and recorded deferred revenue of approximately $77.1 million. The gain was deferred as a result of the agreement of the joint venture members to guarantee a portion of the debt outstanding on the property.  The guarantee was allocated to the members in accordance with their ownership percentages.  The Company’s portion of the guarantee was $76.3 million.  In July 2014, the existing debt on the property was refinanced and the Company’s portion of the guarantee was terminated, resulting in the recognition of the $77.1 million deferred gain as well as a $19.0 million prepaid incentive management fee for a net gain of $58.1 million.  See Note 14 — “Agreements and Transactions with Related Parties” for details of the prepaid incentive fee recorded in 2007 related to this investment.

East River Portfolio — During the quarter ended September 30, 2014, the Company invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain officers of the Company, including Mr. Ivan Kaufman, and other related parties,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

who together own an interest of approximately 95%.  In August 2014, the Company originated two bridge loans totaling $5.0 million with an interest rate of 5.5% over one-month LIBOR and a maturity date of August 2015.  See Note 14 — “Agreements and Transactions with Related Parties” for further details.

930 Flushing & 80 Evergreen — The Company had a 12.5% preferred interest in a joint venture that owns and operates two commercial properties.  The Company also had a $22.4 million bridge loan and a $0.5 million mezzanine loan to affiliated entities of the joint venture with scheduled maturities in 2017.

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

Note 6 — Real Estate Owned and Held-For-Sale

Real Estate Owned

	September 30, 2014			December 31, 2013
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$5,538,844	$10,893,651	$16,432,495	$11,382,579	$10,893,651	$22,276,230
Building and intangible assets	31,129,305	63,121,573	94,250,878	46,115,430	61,632,645	107,748,075
Less: accumulated depreciation and amortization	(7,077,163)	(12,868,073)	(19,945,236)	(8,598,915)	(9,707,213)	(18,306,128)
Real estate owned, net	$29,590,986	$61,147,151	$90,738,137	$48,899,094	$62,819,083	$111,718,177

The Company’s real estate owned assets were comprised of three multifamily properties (the “Multifamily Portfolio”) and five hotel properties (the “Hotel Portfolio”) at September 30, 2014.

In the third quarter of 2014, a property in the Multifamily Portfolio was sold to a third party for $3.1 million.  In connection with this sale, the Company recorded a loss on sale of $0.2 million and a reduction of the mortgage note payable of $3.4 million.  During the first quarter of 2014, the Company recorded an impairment loss of $0.3 million related to this property as a result of an impairment analysis based on the indicators of value from the market participants.  In the third quarter of 2014, three properties in the Multifamily Portfolio were classified as held-for sale with a total carrying value of $26.4 million and a first lien mortgage of $23.8 million.

In the second quarter of 2014, a property in the Multifamily Portfolio with a carrying value of $11.4 million and a first lien mortgage of $11.0 million was reclassified from real estate held-for-sale to real estate owned, net as a proposed sale for this property failed to close and the property no longer met the requirements for classification as discontinued operations or real estate held-for-sale.  In connection with this reclassification, the Company recorded depreciation of $0.3 million in the second quarter of 2014.

As of September 30, 2014 and December 31, 2013, the Multifamily Portfolio had mortgage note payable of $25.0 million and $42.7 million, respectively, and a weighted average occupancy rate of approximately 86% and 85%, respectively.

For the nine months ended September 30, 2014 and 2013, the Company’s Hotel Portfolio had a weighted average occupancy rate of approximately 57% and 56%, respectively, a weighted average daily rate of approximately $79 and $80, respectively, and a weighted average revenue per available room of approximately $44 and $45, respectively.

The Company’s real estate assets had restricted cash balances totaling $1.5 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively, due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Real Estate Held-For-Sale

As described above, during the third quarter of 2014, three properties in the Multifamily Portfolio were classified as held-for sale with a carrying value of $26.4 million and a first lien mortgage of $23.8 million.  In the fourth quarter of 2014, one of the properties classified as held-for-sale with a carrying value of $11.0 million was sold for a gain of approximately $0.5 million.

The results of operations for properties classified as held-for-sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Property operating income	$1,526,804	$1,419,470	$4,438,060	$4,096,936

Expenses:
Property operating expense	1,213,009	1,183,182	3,546,261	3,539,459
Depreciation	392,451	344,087	1,150,675	990,790
Net loss	$(78,656)	$(107,799)	$(258,876)	$(433,313)

Note 7 — Debt Obligations

The Company utilizes various forms of short-term and long-term financing agreements to finance certain of its loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of the Company’s loans and investments.

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under the Company’s credit facilities and repurchase agreements as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Debt	Collateral	Weighted	Debt	Collateral	Weighted
	Carrying	Carrying	Average	Carrying	Carrying	Average
	Value	Value	Note Rate	Value	Value	Note Rate

$100 million warehousing credit facility	$41,789,610	$58,500,000	2.44%	$33,300,540	$45,705,813	2.46%
$75 million warehousing credit facility	3,225,000	5,000,000	2.44%	30,838,180	46,774,000	2.70%
$60 million warehousing credit facility	11,291,500	17,022,236	2.19%	15,063,750	21,800,000	2.20%
$33 million warehousing credit facility	—	—	—	33,000,000	55,000,000	2.45%
$20 million revolving credit facility	—	—	—	20,000,000	—	8.50%
$15 million term credit facility	15,000,000	—	7.50%	—	—	—
Repurchase agreement	—	—	—	12,497,000	15,536,049	1.75%
Repurchase agreement	—	—	—	14,425,553	18,944,735	2.00%

Total credit facilities and repurchase agreements	$71,306,110	$80,522,236	3.49%	$159,125,023	$203,760,597	3.16%

At September 30, 2014 and December 31, 2013, the weighted average interest rate for the Company’s credit facilities and repurchase agreements was 3.49% and 3.16%, respectively.  Including certain fees and costs, the weighted average interest rate was 4.31% and 3.57% at September 30, 2014 and December 31, 2013, respectively. There were no interest rate swaps on these facilities at September 30, 2014 and December 31, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

In July 2011, the Company entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In 2013, the Company amended the facility increasing the committed amount to $75.0 million, decreased the rate of interest from 275 basis points over LIBOR to 225 basis points over LIBOR, decreased certain commitment, warehousing and non-use fees and extended the maturity to April 2015.  In March 2014, the facility’s committed amount was increased to $110.0 million, which included a temporary increase of $10.0 million that was repaid in April 2014 as part of the issuance of the Company’s third CLO, and required a 0.13% commitment fee, which was increased to 0.35% upon an amendment in August 2014 that included the elimination of advance fees.  The facility has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by the Company.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility has a compensating balance requirement of $50.0 million to be maintained by the Company and its affiliates.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

In August 2014, the Company entered into a $15.0 million term facility with a maturity in August 2015, a fixed interest rate of 7.5% and no commitment or non-use fees.  The facility is secured by a portion of the bonds originally issued by the Company’s CDO III entity that have been repurchased by the Company.

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

Collateralized Debt Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized debt obligations as of September 30, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO I	$90,984,854	$96,469,891	$234,132,391	$185,525,965	$14,996,753	$191,226,061

CDO II	102,626,199	108,260,762	264,844,518	214,562,939	2,865,954	120,282,351

CDO III	158,610,361	167,002,626	269,114,359	237,838,404	12,133,115	156,782,558

Total CDOs	$352,221,414	$371,733,279	$768,091,268	$637,927,308	$29,995,822	$468,290,970

CDO I — Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.64%.

CDO II — Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038.  Interest is variable based on three-month LIBOR; the weighted average note rate was 5.96%.

CDO III — Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 0.92%.

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

September 30, 2014

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

At September 30, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 2.83% and 2.18%, respectively.  Excluding the effect of swaps, the weighted average note rate at September 30, 2014 and December 31, 2013 was 1.00% and 0.83%, respectively.  Including certain fees and costs, the weighted average note rate was 4.73% and 3.26% at September 30, 2014 and December 31, 2013, respectively.

As the CDOs are past the reinvestment period, investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDOs.  Proceeds distributed are recorded as a reduction of the CDO liability.

CDO III has a $100.0 million revolving note class that provided a revolving note facility.  The outstanding note balance for CDO III was $167.0 million at September 30, 2014, which included $6.1 million outstanding under the revolving note facility.

In the three and nine months ended September 30, 2013, the Company purchased, at a discount, $2.8 million and $9.9 million, respectively, of investment grade rated Class H notes originally issued by its CDO II and CDO III issuing entities for $1.7 million and $5.0 million, respectively, from third party investors and recorded a net gain on extinguishment of debt of $1.2 million and $4.9 million, respectively, in its 2013 Consolidated Statements of Operations.

In 2010, the Company re-issued its own CDO bonds it had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of its junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of the Company’s CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $19.5 million remains at September 30, 2014.  See “Junior Subordinated Notes” below for further details.

The Company accounts for these transactions on its Consolidated Balance Sheet as financing facilities.  The Company’s CDOs are VIEs for which the Company is the primary beneficiary and are consolidated in the Company’s Financial Statements.  The investment grade tranches are treated as secured financings, and are non-recourse to the Company.

Collateralized Loan Obligations

The following table outlines borrowings and the corresponding collateral under the Company’s collateralized loan obligations as of September 30, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO I	$87,500,000	$87,500,000	$96,029,510	$95,787,645	$29,057,140	$—

CLO II	177,000,000	177,000,000	225,975,410	225,266,447	33,662,719	—

CLO III	281,250,000	281,250,000	340,258,087	338,578,446	34,299,996	—

Total CLOs	$545,750,000	$545,750,000	$662,263,007	$659,632,538	$97,019,855	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date of May 2024.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.59%.

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

In September 2012, the Company completed its first collateralized loan obligation, or CLO, issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries.  Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from the Company’s existing loan portfolio.  The financing had a two-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  As of October 9, 2014, CLO I has past the reinvestment period and investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CLO.  The aggregate principal amounts of the two classes of notes are $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes.  The Company retained a residual interest in the portfolio with a notional amount of $37.6 million.  The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly.  The Company incurred approximately $2.4 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO.  Including certain fees and costs, the initial weighted average note rate was 4.35%.

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

September 30, 2014

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

At September 30, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s collateralized loan obligations was 2.74% and 2.91%, respectively.  Including certain fees and costs, the weighted average note rate was 3.18% and 3.49% at September 30, 2014 and December 31, 2013, respectively.

Senior Unsecured Notes

In May 2014, the Company issued $55.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering, generating net proceeds of approximately $52.9 million after deducting the underwriting discount and offering expenses.  Also in May 2014, the underwriters exercised a portion of their over-allotment option for a $3.6 million aggregate principal amount providing additional net proceeds of $3.5 million.

In August 2014, the Company issued an additional $35.0 million of the senior unsecured notes for net proceeds of approximately $32.5 million after deducting the issuance and underwriting discounts and offering expenses.  Additionally, the underwriters exercised a portion of their over-allotment option for a $4.2 million aggregate principal amount providing additional net proceeds of $3.9 million.  The notes can be redeemed by the Company after May 15, 2017.  The interest is paid quarterly in February, May, August, and November starting in August 2014.  Including certain fees and costs, the weighted average note rate was 7.98% at September 30, 2014. The Company used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

The carrying value of borrowings under the Company’s junior subordinated notes was $159.7 million and $159.3 million at September 30, 2014 and December 31, 2013, respectively, which is net of a deferred amount of $16.2 million and $16.6 million, respectively.  These notes have maturities ranging from March 2034 through April 2037 and pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and, absent the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

occurrence of special events, were not redeemable for the first two years.  The current weighted average note rate was 3.01% at both September 30, 2014 and December 31, 2013, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.05% and 3.06% at September 30, 2014 and December 31, 2013, respectively.  Including certain fees and costs, the weighted average note rate was 3.16% and 3.18% at September 30, 2014 and December 31, 2013, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  The impact of these VIEs with respect to consolidation is discussed in Note 9 — “Variable Interest Entities.”

In 2009, the Company retired $265.8 million of its then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to the Company in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bear interest equal to three month LIBOR plus a weighted average spread of 2.77%.  The 12% increase to the face amount due upon maturity, which had a balance of $16.2 million at September 30, 2014, is being amortized into interest expense over the life of the notes.  The Company also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized into interest expense over the life of the notes.

Notes Payable

The following table outlines borrowings under the Company’s notes payable as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, secured by the Company’s interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Junior loan participation, maturity of October 2018, secured by the Company’s interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 13.00%	—	—	750,000	750,000
Junior loan participation, maturity of September 2014, secured by the Company’s interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 15.00%	—	—	450,000	450,000

Total notes payable	$1,300,000	$1,300,000	$2,500,000	$2,500,000

At September 30, 2014 and December 31, 2013, the aggregate weighted average note rate for the Company’s notes payable was 0% and 4.26%, respectively.  There were no interest rate swaps on the notes payable at September 30, 2014 and December 31, 2013.

The Company’s obligation to pay interest on the junior loan participations is based on the performance of the related loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.  In the third quarter of 2014, the Company paid off its $0.8 million and $0.5 million junior loan participations.  In March 2014, the Company entered into non-recourse junior loan participations with ACM totaling $15.0 million on a $70.1 million bridge loan, with a weighted average variable interest rate of 7.20%.  In May 2014, the junior loan participations with ACM were paid off.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

The Company has a first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which the Company had a loan secured by the Multifamily Portfolio.  At September 30, 2014 and December 31, 2013, the outstanding balance of this loan was $48.8 million and $53.8 million, respectively. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and in July 2014, the maturity date was extended to July 2015.

In 2013, a property in the Multifamily Portfolio was classified as held-for-sale and accordingly, $11.0 million of the first lien mortgage related to this property was classified as held-for-sale.  In the second quarter of 2014, it was determined that a sale of this property would not take place and the entire first lien mortgage was reclassified as real estate owned.  In the fourth quarter of 2014, one of the properties classified as held-for-sale was sold and the first lien mortgage was paid down $11.1 million.

In the third quarter of 2014, a property in the Multifamily Portfolio was sold and accordingly, the Company repaid the $3.4 million first mortgage related to this property.  Additionally, in the third quarter of 2014, three properties in the Multifamily Portfolio were classified as held-for-sale and accordingly, $23.8 million of the first lien mortgage was classified as held-for-sale.

For the three and nine months ended September 30, 2014, the Company made required paydowns of $1.3 million and $1.6 million, respectively, related to the Multifamily Portfolio first lien mortgage.

Debt Covenants

The Company’s debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  The Company was in compliance with all financial covenants and restrictions at September 30, 2014.

The Company’s CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for the Company to receive such payments.  If the Company fails these covenants in any of its CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and the Company would not receive any residual payments until that CDO or CLO regained compliance with such tests.  The Company’s CDOs and CLOs were in compliance with all such covenants as of September 30, 2014, as well as on the most recent determination dates in October 2014.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, the Company would be required to fund its non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  The Company has the right to cure covenant breaches which would resume normal residual payments to it by purchasing non-performing loans out of the CDOs or CLOs.  However, the Company may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

The chart below is a summary of the Company’s CDO and CLO compliance tests as of the most recent determination dates in October 2014:

Cash Flow Triggers	CDO I	CDO II	CDO III	CLO I	CLO II	CLO III

Overcollateralization (1)

Current	173.33%	161.20%	110.65%	142.96%	146.89%	133.33%

Limit	145.00%	127.30%	105.60%	137.86%	144.25%	132.33%

Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

Interest Coverage (2)

Current	631.39%	397.36%	1083.81%	213.63%	298.52%	288.49%

Limit	160.00%	147.30%	105.60%	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by the Company.

The chart below is a summary of the Company’s CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO I	CLO II	CLO III

October 2014	173.33%	161.20%	110.65%	142.96%	146.89%	133.33%
July 2014	171.01%	153.44%	109.20%	142.96%	146.89%	133.33%
April 2014	184.35%	138.15%	108.74%	142.96%	146.89%	—
January 2014	167.15%	137.87%	107.80%	142.96%	146.89%	—
October 2013	166.88%	133.77%	106.64%	142.96%	146.89%	—

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

September 30, 2014

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by the Company as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation\ Cash Flow	Derivative	Count	September 30, 2014	Count	December 31, 2013	Expiration Date	Sheet Location	September 30, 2014	December 31, 2013

Non- Qualifying	Basis Swaps	1	$3,000	1	$11,600	2015	Other Assets	$3	$5

Non- Qualifying	LIBOR Cap	1	$71,701	—	$—	2015	Other Assets	$—	$—
Qualifying	Interest Rate Swaps	12	$250,377	14	$297,532	2015 - 2017	Other Liabilities	$(16,335)	$(24,794)
Non- Qualifying	Forward Contracts	—	$—	8	$—	—	Other Assets	$—	$6,397

The Non-Qualifying Basis Swaps Hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  During the nine months ended September 30, 2014, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement.  During the nine months ended September 30, 2013, seven basis swaps matured with a combined notional value of approximately $499.4 million and the notional value of one basis swap decreased by approximately $92.6 million pursuant to the contractual terms of the respective swap agreement.  The Company entered into a non-qualifying LIBOR Cap Hedge in the first quarter of 2014 due to a loan agreement requiring a LIBOR Cap of 6%.  A Non-Qualifying LIBOR Cap Hedge with a notional value of approximately $6.0 million also matured during the nine months ended September 30, 2013.  For the three months ended September 30, 2014 and 2013, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Cap was less than $(0.1) million, and for the nine months ended September 30, 2014 and 2013, the change in fair value of the Non-Qualifying Basis Swaps and LIBOR Cap was less than $(0.1) million and $(0.1) million, respectively, and was recorded in interest expense on the Consolidated Statements of Income.

The change in the fair value of Qualifying Interest Rate Swap Cash Flow Hedges was recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the nine months ended September 30, 2014, two interest rate swaps matured with a combined notional value of approximately $32.0 million and the notional value on an interest rate swap decreased by approximately $15.0 million pursuant to the contractual terms of the respective swap agreement.  During the nine months ended September 30, 2013, the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement.  A Qualifying LIBOR Cap Hedge with a notional value of approximately $73.3 million also matured during the nine months ended September 30, 2013.  As of September 30, 2014, the Company expects to reclassify approximately $(10.5) million of other comprehensive loss from Qualifying Cash Flow Hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of September 30, 2014 and December 31, 2013, the Company has a net deferred loss of $1.2 million and $1.6 million, respectively, in accumulated other comprehensive loss, related to these terminated swap

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

agreements.  The Company recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended September 30, 2014 and 2013, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended September 30, 2014 and 2013.  The Company recorded $0.5 million and $0.6 million as additional interest expense related to the amortization of the loss for the nine months ended September 30, 2014 and 2013, respectively, and $0.2 million as a reduction to interest expense related to the accretion of the net gains for both the nine months ended September 30, 2014 and 2013.  The Company expects to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

The fair value of Non-Qualifying Forward Contracts was $6.4 million as of December 31, 2013 and was recorded in other assets on the Consolidated Balance Sheets and consisted of $66.0 million of RMBS investments, which is net of $1.5 million of net unrealized losses in fair value, and $59.6 million of repurchase financing.  The RMBS investments were financed with repurchase agreements and were accounted for as linked transactions, which are considered forward contracts.  The repurchase agreements generally financed 80% - 90% of the purchase and bore interest at a rate of 125 to 175 basis points over LIBOR.  During the nine months ended September 30, 2014, the Company sold the eight remaining RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $65.7 million for approximately $65.8 million and recorded a net gain of $0.1 million related to the settlement of these linked transactions.  During the nine months ended September 30, 2014, the Company received total principal paydowns on the RMBS of $2.7 million and paid down the associated repurchase agreements by $4.2 million, which includes a decreased in the amount financed on the repurchase agreements of $1.7 million.  The eight RMBS investments were financed with repurchase agreements totaling $55.4 million which were repaid with the proceeds.  For the nine months ended September 30, 2014, $0.3 million of net interest income and a less than $0.1 million decrease in fair value was recorded to other income in the Consolidated Statements of Income.  For the nine months ended September 30, 2013, $1.6 million of net interest income and a $1.7 million decrease in fair value was recorded to other income in the Consolidated Statements of Income.

The following table presents the effect of the Company’s derivative financial instruments on the Statements of Income as of September 30, 2014 and 2013 (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Nine Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Nine Months Ended		Amount of Gain (Loss) Recognized in Interest Expense (Ineffective Portion) For the Nine Months Ended		Amount of Loss Recognized in Other Income For the Nine Months Ended
Designation \Cash Flow	Derivative	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Non- Qualifying	Basis Swaps	$—	$—	$—	$—	$1	$(11)	$—	$—

Qualifying	Interest Rate Swaps	$813	$98	$(9,615)	$(10,564)	$—	$—	$—	$—

Non- Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$(45)	$(1,688)

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of September 30, 2014 and December 31, 2013 of approximately $(17.5) million and approximately $(26.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(16.3) million and $(24.8) million, respectively, deferred losses on terminated interest swaps of $(1.4) million and $(1.9) million, respectively, and deferred net gains on termination of interest swaps of $0.2 million and $0.3 million, respectively.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2014 and December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest, was $(10.2) million and $(13.8) million, respectively.  As of September 30, 2014 and December 31, 2013, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $10.6 million and $14.2 million, respectively, which is recorded in other assets in the Company’s Consolidated Balance Sheets.

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

Unconsolidated VIEs

The Company determined that it is not the primary beneficiary of 24 VIEs in which it has a variable interest as of September 30, 2014 because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which the Company is not the primary beneficiary, have an aggregate carrying amount of $509.9 million and exposure to real estate debt of approximately $2.2 billion at September 30, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

The following is a summary of the Company’s variable interests in identified VIEs, of which the Company is not the primary beneficiary, as of September 30, 2014:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$420,378,972	$420,378,972
Loans and equity investments	86,880,779	86,880,779
CMBS	2,100,000	2,100,000
Junior subordinated notes (3)	578,000	578,000
Total	$509,937,751	$509,937,751

(1) Represents the carrying amount of loans and investments before reserves.  At September 30, 2014, $184.1 million of loans to VIEs had corresponding loan loss reserves of approximately $109.9 million and $40.3 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) The Company’s maximum exposure to loss as of September 30, 2014 would not exceed the carrying amount of its investment.

(3) These entities that issued the junior subordinated notes are VIEs.  It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since the Company’s investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,526,641,987	$1,535,535,289	$1,523,699,653	$1,550,248,793
Available-for-sale securities	2,529,104	2,529,104	37,315,652	37,315,652
Derivative financial instruments	3,020	3,020	6,402,336	6,402,336

Financial liabilities:
Credit facilities and repurchase agreements	$71,306,110	$71,124,471	$159,125,023	$158,735,570
Collateralized debt obligations	371,733,279	271,701,329	639,622,981	521,938,885
Collateralized loan obligations	545,750,000	547,220,625	264,500,000	266,436,250
Senior unsecured notes	97,860,025	95,902,825	—	—
Junior subordinated notes	159,695,009	102,264,289	159,291,427	101,240,185
Notes payable	1,300,000	1,292,461	2,500,000	2,487,287
Mortgage note payable - real estate owned and held-for-sale	48,813,906	46,554,314	53,751,004	52,943,305
Derivative financial instruments	16,334,580	16,334,580	24,794,051	24,794,051

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

September 30, 2014

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

The Company measures certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2014:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$2,529,104	$2,529,104	$529,104	$—	$2,000,000
Derivative financial instruments	3,020	3,020	—	3,020	—
Financial liabilities:
Derivative financial instruments	$16,334,580	$16,334,580	$—	$16,334,580	$—

(1) The Company’s equity securities were measured using Level 1 inputs and the Company’s CMBS investment was measured using Level 3 inputs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale	Derivative
	Securities	Financial Instruments

Balance as of December 31, 2013	$36,580,786	$6,396,853
Adjustments to fair value:
Paydowns (1)	(663,684)	1,483,387
Net changes in fair value (2)	(100,000)	511,012
Sales and settlements (3)	(33,817,102)	(8,391,252)
Balance as of September 30, 2014	$2,000,000	$—

(1)         Includes an addition of $1.7 million to the derivative financial instruments as a result of a decrease in the amount financed under the respective repurchase agreement.

(2)         Represents the net change in fair value recorded to other income during the nine months ended September 30, 2014.

(3)         Represents the sale of RMBS investments and the settlement of forward contract derivatives for which the Company recorded a gain of $0.5 million and $0.1 million, respectively, to other income during the nine months ended September 30, 2014.

The Company measures certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair value of these financial assets was determined using the following inputs as of September 30, 2014:

	Net		Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$112,189,705	$112,189,705	$—	$—	$112,189,705

(1) The Company had an allowance for loan losses of $116.4 million relating to 12 loans with an aggregate carrying value, before loan loss reserves, of approximately $228.6 million at September 30, 2014.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	September 30, 2014
		Valuation	Significant Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)
Financial assets:
Impaired loans (1):
Multi-family	$2,734,447	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	8.00% 6.50% to 8.00% (7.07%) 2.00%
Office	13,747,931	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	8.50% to 12.00% (9.71%) 7.00% to 10.00% (8.21%) 2.50% to 3.00% (2.97%)
Land	65,157,368	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	15.00% 7.25% 3.00%
Hotel	30,549,959	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.25% 7.25% 3.00%
CMBS	2,000,000	Discounted cash flows	Discount rate	14.16%

(1)         Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

The Company measures certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following inputs as of September 30, 2014:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,526,641,987	$1,535,535,289	$—	$—	$1,535,535,289
Financial liabilities:
Credit facilities	$71,306,110	$71,124,471	$—	$—	$71,124,471
Collateralized debt obligations	371,733,279	271,701,329	—	—	271,701,329
Collateralized loan obligation	545,750,000	547,220,625	—	—	547,220,625
Senior unsecured notes	97,860,025	95,902,825	95,902,825	—	—
Junior subordinated notes	159,695,009	102,264,289	—	—	102,264,289
Notes payable	1,300,000	1,292,461	—	—	1,292,461
Mortgage note payable — real estate owned and held-for-sale	48,813,906	46,554,314	—	—	46,554,314

Note 11 — Commitments and Contingencies

Contractual Commitments

The Company’s debt facilities which include credit facilities, CDOs, CLOs, senior unsecured notes, junior subordinated notes, notes payable and mortgage notes payable have approximate maturities of $136.8 million in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

2014, $308.3 million in 2015, $290.2 million in 2016, $301.1 million in 2017, $2.5 million in 2018 and $273.7 million thereafter.

In accordance with certain loans and investments, the Company has outstanding unfunded commitments of $6.2 million as of September 30, 2014 that the Company is obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  The Company’s restricted cash balance at September 30, 2014 contained approximately $6.2 million which was available to fund all of the unfunded commitments for loans financed by the Company’s CDO and CLO vehicles.

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

September 30, 2014

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

Common Stock

In February 2014, the Company entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time the Company may issue and sell through JMP up to 7,500,000 shares of its common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  As of September 30, 2014, the Company sold 1,000,000 shares for net proceeds of $6.5 million.

In September 2013, the Company completed a public offering in which it sold 6,000,000 shares of its common stock for $7.08 per share, and received net proceeds of approximately $40.9 million after deducting the underwriting discount and other offering expenses.

In March 2013, the Company completed a public offering in which it sold 5,625,000 shares of its common stock for $8.00 per share, and received net proceeds of approximately $43.0 million after deducting the underwriting discount and other offering expenses.

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

As of November 7, 2014, the Company has $330.4 million available under its $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Distributions

The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2014:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A
April 29, 2014	$0.13	April 29, 2014	$0.515625	$0.484375	$0.5549
July 30, 2014	$0.13	July 30, 2014	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 3, 2014 for the Series A and B preferred stock was for the period December 1, 2013 through February 28, 2014.  The dividend declared on April 29, 2014 for the Series A and B preferred stock was for the period March 1, 2014 through May 31, 2014, and for the Series C preferred stock, February 25, 2014 through May 31, 2014. The dividend declared on July 30, 2014 for the Series A, B and C preferred stock was for the period June 1, 2014 through August 31, 2014.

Common Stock — On November 5, 2014, the Board of Directors declared a cash dividend of $0.13 per share of common stock. The dividend is payable on December 1, 2014 to common stockholders of record as the close of business on November 19, 2014.

Preferred Stock — On October 31, 2014, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2014 through November 30, 2014 and are payable on December 1, 2014 to preferred stockholders of record on November 15, 2014.

Deferred Compensation

In May 2014, the Company issued 278,000 shares of restricted common stock under the 2014 Stock Incentive Plan (the “Plan”) to certain employees of the Company and ACM with a total grant date fair value of $2.0 million and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in the Company’s Consolidated Statements of Income in the second quarter of 2014.  One third of the shares vested as of the date of grant, one third will vest in May 2015, and the remaining third will vest in May 2016.  In May 2014, the Company also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the Plan and recorded $0.4 million to selling and administrative expense in its Consolidated Statements of Income in the second quarter of 2014.  During the nine months ended September 30, 2013, the Company recorded $0.9 million to selling and administrative expense and $0.2 million to employee compensation in its Consolidated Statements of Income related to the immediate vesting of stock grants.  As of September 30, 2014, unvested restricted stock consisted of 138,584 shares granted to employees of ACM with a grant date fair value of $1.0 million, which is subject to remeasurement each reporting period, and 110,666 shares granted to employees of the Company with a grant date fair value of $0.8 million.  Expense is recognized ratably over the vesting period in the Company’s Consolidated Statements of Income in selling and administrative expense and employee compensation and benefits expense, respectively.  During the three months ended September 30, 2014 and 2013, the Company recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.1 million for both periods, and for non-employees to selling and administrative expense for $0.2 million and $0.1 million, respectively.  During the nine months ended September 30, 2014 and 2013, the Company recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.3 million and $0.2 million, respectively and for non-employees to selling and administrative expense for $0.3 million and $0.2 million, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

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

Warrants

In connection with a debt restructuring with Wachovia Bank in 2009, the Company issued Wachovia 1,000,000 warrants at an average strike price of $4.00 and an expiration date in July 2015.  On July 1, 2014, all of the warrants were acquired and canceled by the Company in return for the payment of $2.6 million, recorded to additional paid in capital, which reflects a 5% discount to the prior day closing price of the Company’s common stock of $6.95.

Accumulated Other Comprehensive Loss

At September 30, 2014, accumulated other comprehensive loss was $17.2 million and consisted of $17.5 million of net unrealized losses on derivatives designated as cash flow hedges and a $0.4 million unrealized gain related to available-for-sale securities.  At December 31, 2013, accumulated other comprehensive loss was $25.2 million and consisted of $26.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps	$(9,614,701)	$(10,564,021)	Interest expense (1)
Net realized gain on sale of available-for-sale investments:
RMBS investment	$431,476	$100,000	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

Noncontrolling Interest

The Company had a noncontrolling interest representing a third party’s one third interest in the equity of a consolidated subsidiary that owns an investment that carried a note payable related to the exchange of a profits interest transaction.  In the fourth quarter of 2013, the entity’s operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated.  Upon completion of this transaction, the Company deconsolidated the entity and noncontrolling interest was reduced to zero.  For the three months ended September 30, 2013, the Company recorded income of less than $0.1 million as well as distributions of $1.0 million attributable to the noncontrolling interest.  For the nine months ended September 30, 2013, the Company recorded income of $0.1 million as well as distributions of $1.1 million attributable to the noncontrolling interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Note 13 — Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  The Company’s common stock equivalents include the weighted average dilutive effect of warrants for the period of time that they were outstanding.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three months ended September 30, 2014 and 2013.

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$63,402,121	$63,402,121	$3,664,679	$3,664,679

Weighted average number of common shares outstanding	50,477,308	50,477,308	43,397,555	43,397,555
Dilutive effect of warrants (2)	—	—	—	434,716
Weighted average number of common shares outstanding	50,477,308	50,477,308	43,397,555	43,832,271

Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$1.26	$1.26	$0.08	$0.08

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Basic	Diluted	Basic	Diluted
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$80,742,939	$80,742,939	$13,300,784	$13,300,784

Weighted average number of common shares outstanding	50,031,205	50,031,205	40,129,718	40,129,718
Dilutive effect of warrants (2)	—	300,418	—	446,915
Weighted average number of common shares outstanding	50,031,205	50,331,623	40,129,718	40,576,633

Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$1.61	$1.60	$0.33	$0.33

(1)         Net of noncontrolling interest and preferred stock dividends.

(2)         On July 1, 2014, all of the warrants were acquired and canceled by the Company.  See Note 12 — “Equity” for further details.

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

September 30, 2014

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

The following table sets forth the Company’s base management fees and incentive fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management Fees:	2014	2013	2014	2013

Base (1)	$2,450,000	$2,800,000	$7,400,000	$8,400,000
Incentive (2)	—	—	—	—
Total management fee	$2,450,000	$2,800,000	$7,400,000	$8,400,000

(1)         At September 30, 2014 and 2013, $2.0 million and $2.5 million, respectively, of base management fees were included in due to related party.

(2)         During the third quarter of 2014, the Company recognized a $19.0 million prepaid incentive management fee related to the recognition of deferred revenue. See below for further details.

Beginning January 1, 2014, the Company directly compensates its chief executive officer $1.0 million in annual base compensation as an employee.  As such, this compensation will be recorded as employee compensation and benefits, which was previously recorded as part of the base management fee prior to 2014.  For the three and nine months ended September 30, 2014 and 2013, no success-based payments were made.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Other Related Party Transactions

Due from related party was approximately $0.6 million and $0.1 million at September 30, 2014 and December 31, 2013, respectively, and consisted primarily of escrows held by ACM and its affiliates related to real estate transactions.

Due to related party was $2.0 million at September 30, 2014 and consisted primarily of base management fees due to ACM, of which $0.6 million will be remitted by the Company in the following quarter.  At December 31, 2013, due to related party was $2.8 million and consisted primarily of base management fees due to ACM that were remitted by the Company in the following quarter.

During the quarter ended September 30, 2014, the Company invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain officers of the Company, including Mr. Ivan Kaufman, and other related parties, who together own an interest of approximately 95%.  In August 2014, the Company originated two bridge loans totaling $5.0 million with an interest rate of 5.5% over one-month LIBOR and a maturity date of August 2015.  Interest income recorded from these loans totaled less than $0.1 million for both the three and nine months ended September 30, 2014.

In July 2014, the Company originated a $30.4 million bridge loan for an office property owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% and a maturity date of January 2016.  Interest income recorded from this loan totaled approximately $0.5 million for both the three and nine months ended September 30, 2014.

In March 2014, the Company originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to ACM.  The loan has a weighted average interest rate of 6.38% and a maturity date of March 2016.  In May 2014, the junior loan participations to ACM were paid off.  The participations had a weighted average interest rate of 7.20% and a maturity date of March 2016.  Interest income recorded from this loan totaled approximately $1.2 million and $2.6 million for the three and nine months ended September 30, 2014, respectively.

The Company had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from ACM.  In the first quarter 2014, ACM purchased the property from the prior borrower subject to the Company’s loans.  In connection with this purchase, ACM paid down the loans by $2.3 million and the Company restructured its remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.  Interest income recorded from these loans totaled approximately $0.2 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $0.8 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

In October 2013, the Company purchased, at par, a $3.0 million mezzanine loan from ACM who originated the loan in September 2013 to a third party entity.  The loan had a fixed interest rate of 13.00% and a maturity date of October 2018 and was paid off in the third quarter of 2014.  Interest income recorded from this loan was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively.

In June 2013, the Company’s board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with the Company’s manager involving the acquisition of the manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of its current business.  There were preliminary discussions between the Special Committee and representatives of the Company’s manager regarding a potential transaction during the second and third quarter of 2013.  In connection therewith, the Special Committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees for the year ended December 31, 2013.  In late June of 2014, preliminary discussions regarding a possible transaction resumed but the Company cannot provide any assurance whether any transaction between the Company and its manager will occur, or if a transaction did occur,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing.  No advisory fees or other related fees were incurred during the nine months ended September 30, 2014.

In April 2013, the Company originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, the Company’s executive vice president of structured finance, who together own an interest of approximately 19% in the borrowing entity.  The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013.  In November 2013, the Company originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%, which was paid off in the second quarter of 2014.  Interest income recorded from these loans totaled approximately $0.1 million for the nine months ended September 30, 2014, and approximately $1.0 million and $2.0 million for the three and nine months ended September 30, 2013, respectively.

In April 2013, the Company also purchased, at par, a $6.4 million bridge loan from ACM who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction.  Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan.  The bridge loan bore interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and had a maturity date of March 2015 with three one year extension options, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for the three months ended September 30, 2013 and approximately $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

In January 2013, the Company originated a $7.5 million bridge loan for a multifamily property in Charlotte, North Carolina. William C. Green, who serves on the Company’s Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity.  Mr. Green also provided a $0.4 million personal guaranty on the bridge loan.  The loan bore interest at a rate of one-month LIBOR plus 6.00%, had a maturity date of January 2015, and was paid off in the second quarter of 2014.  Interest income recorded from this loan totaled approximately $0.1 million for the three months ended September 30, 2013 and approximately $0.2 million and $0.4 million for the nine months ended September 30, 2014 and 2013.

In December 2011, the Company completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multi-family assets.  The Company, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which the Company held a $10.5 million interest, and Mr. Fred Weber held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020.  Interest income recorded from the additional preferred equity investment totaled approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively.  The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  The Company, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which the Company held a $44,000 noncontrolling interest, and does not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, the Company recorded losses from the entity against the equity investment, reducing the balance to zero.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, the Company’s chairman and chief executive officer, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates own a 53.9% ownership interest.  The Company has provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

Company upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or the Company.  At September 30, 2014, this debt had an aggregate outstanding balance of $750.4 million and is scheduled to mature between 2017 and 2023.

Interest income recorded from loans originated in 2012 or prior years with the Company’s affiliates totaled $0.2 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company is dependent upon its manager, ACM, with whom it has a conflict of interest, to provide services to the Company that are vital to its operations.  The Company’s chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of ACM, and, the Company’s chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of ACM.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of ACM and certain of the Company’s employees and directors also hold an ownership interest in ACM.  Furthermore, one of the Company’s former directors is general counsel to ACM and another of the Company’s directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in ACM and co-trustee of another Kaufman Entity that owns an equity interest in ACM.  ACM currently holds approximately 5.3 million of the Company’s common shares, representing approximately 11% of the voting power of the Company’s outstanding stock as of September 30, 2014.  The Company’s Board of Directors approved a resolution under the Company’s charter allowing Ivan Kaufman and ACM, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of the Company’s common stock stated in the Company’s charter as amended.

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

Our operating performance is primarily driven by the following factors:

•                  Net interest income earned on our investments — Net interest income represents the amount by which the interest income earned on our assets exceeds the interest expense incurred on our borrowings.  If the yield earned on our assets increases or the cost of borrowings decreases, this will have a positive impact on earnings.  However, if the yield earned on our assets decreases or the cost of borrowings increases, this will have a negative impact on earnings.  Net interest income is also directly impacted by the size and performance of our asset portfolio.

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

Recent Developments

Loan and Investment Activity — We originated 20 loans totaling $243.1 million with a weighted average interest rate of 7.61% and received full satisfaction of 21 loans totaling $218.0 million with a weighted average interest rate of 6.00%.

We recognized provision for loan losses totaling $2.9 million and recorded net recoveries of previously recorded loan losses totaling $1.5 million, resulting in a provision for loan losses, net of recoveries totaling $1.3 million.

Capital Raising Activities — We raised $36.4 million through the issuance of 7.375% senior unsecured notes due in 2021.

Gain from Equity Investment Transaction — We recognized a $77.1 million deferred gain as well as a $19.0 million prepaid incentive management fee for a net gain of $58.1 million related to the 450 West 33rd Street investment. See Note 5 — “Investments in Equity Affiliates” for further details. This gain increased our GAAP book value per common share by $1.15, or 15%.

Real Estate Owned Assets — We sold a property in our Multifamily Portfolio for $3.1 million and recognized a loss of $0.2 million on the sale.  We also reclassified three properties in our Multifamily Portfolio to held-for-sale.  In October 2014, we sold another property in the Multifamily Portfolio for $11.5 million and recognized a gain of approximately $0.5 million on this sale.

Warrants — We acquired and canceled 1,000,000 outstanding warrants for $2.6 million. See Note 12 — “Equity” for further details.

Debt Facility — We added a $15.0 million term debt facility.  See Note 7 — “Debt Obligations” for further details.

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

The capital markets began to substantially open up in 2012 and access to the equity and debt markets continued to improve through the third quarter of 2014.  We rely on these markets to generate capital for financing the growth of our business.  During the nine months ended September 30, 2014, we raised over $120.0 million through various senior note and stock offerings.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

During the first, second and third quarters of 2014 we recorded $1.0 million, $4.0 million and $2.9 million, respectively, of new provision for loan losses and recorded net recoveries of reserves of $0.9 million, $4.8 million and $1.5 million, respectively.  During fiscal year 2013, we recorded $6.5 million of new provisions for loan losses and $2.2 million in net recoveries of reserves.  In addition, during the first quarter of 2014 and the fourth quarter of 2013 we recorded impairment losses on a real estate owned asset of $0.3 million and $1.0 million, respectively.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the level of modifications and extensions have declined and repayments of loans increased as borrowers access to financing improved. If trends were to deteriorate and another prolonged economic downturn were to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Refer to our 2013 Annual Report for additional risk factors.

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three and nine months ended September 30, 2014, interest income earned on these loans and investments represented 77% and 74% of our total revenues, respectively.  For the three and nine months ended September 30, 2013, interest income earned on these loans and investments represented 76% and 72% of our total revenues, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three and nine months ended September 30, 2014, property operating income represented 22% and 25% of our total revenues.  For the three and nine months ended September 30, 2013, property operating income represented 23% and 25% of our total revenues, respectively.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2014 to December 31, 2013:

Cash and cash equivalents increased $12.5 million primarily due to proceeds received from our debt and equity offerings in 2014, as well as loan payoffs and interest from our investments, net of funding new loan originations and investments and payment of distributions to our stockholders.

Restricted cash increased $88.9 million primarily due to the timing of loan payoffs received in our CLOs to be deployed into new assets.  Restricted cash is kept on deposit with the trustees for our CDOs and CLOs, and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed, unfunded loan commitments and interest payments received from loans.

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.66 billion and $1.67 billion at September 30, 2014 and December 31, 2013, respectively, with a weighted average current interest pay rate of 5.41% and 5.21%, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.14% and 5.69%, respectively.  Advances on our financing facilities totaled $1.24 billion and $1.19 billion at September 30, 2014 and December 31, 2013, respectively, with a weighted average funding cost of 3.64% and 3.03%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 4.06% and 3.34%, respectively.

Loans and investments increased $24.6 million during the three months ended September 30, 2014.  Third quarter loan and investment activity was primarily comprised of:

•                  Originated 20 loans totaling $243.1 million with a weighted average interest rate of 7.61%.

•                  Received full satisfaction of 21 loans totaling $218.0 million that had a weighted average interest rate of 6.00%.

•                  Modified a loan for $35.0 million resulting in an increase in the interest rate from 1.95% to 2.95%.

•                  Extended 15 loans totaling $241.9 million.

Loans and investments increased $3.4 million during the nine months ended September 30, 2014.  Year-to-date loan and investment activity was primarily comprised of:

•                  Originated 59 loans totaling $688.3 million with a weighted average interest rate of 7.34%.

•                  Received full satisfaction of 58 loans totaling $682.4 million that had a weighted average interest rate of 6.16%.

•                  Received partial paydowns on two loans totaling $8.3 million that had a weighted average interest rate of 5.72%.

•                  Modified a loan for $35.0 million resulting in an increase in the interest rate from 1.95% to 2.95%.

•                  Extended 32 loans totaling $386.7 million.

Our allowance for loan losses was $116.4 million at September 30, 2014, a decrease of $5.9 million from December 31, 2013.  The reduction was the result of $7.2 million in recoveries received and $6.5 million in charge-offs recorded, partially offset by a $7.8 million increase to the provision.

Prepaid management fee — related party decreased $19.0 million.  In the third quarter of 2014, we recognized a gain as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property.  As a result, we also incurred a $19.0 million incentive management fee that was prepaid in relation to the transaction.  See Note 5 — “Investments in Equity Affiliates” for further details.

Liabilities — Comparison of balances at September 30, 2014 to December 31, 2013:

Credit facilities and repurchase agreements decreased $87.8 million primarily due to the repayment of short-term credit facilities with proceeds from our third CLO and debt offering in the second quarter, as well as the payoff of our repurchase agreements due to the sale of the related available-for-sale securities.

Collateralized debt obligations decreased $267.9 million primarily due to proceeds received from CDO loan runoff used to repay CDO bond investors.

Collateralized loan obligation increased $281.3 million due to the completion of our third CLO in the second quarter of 2014.

Senior unsecured notes — we issued $97.8 million aggregate principal amount of 7.375% senior unsecured notes due in 2021, raising net proceeds of $92.8 million after deducting the underwriting discount and offering expenses.

Deferred revenue decreased $77.1 million.  In the third quarter of 2014, we recognized a gain of $77.1 million as a result of our debt guarantee on the 450 West 33rd Street investment being terminated.  See Note 5 — “Investments in Equity Affiliates” for further details.

Equity

In February 2014, we completed an underwritten public offering of 900,000 shares of 8.50% Series C cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of approximately $21.6 million after deducting the underwriting discount and other offering expenses.

In February 2014, we entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  As of September 30, 2014, we sold 1,000,000 shares for net proceeds of $6.5 million.

We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

In May 2014, we issued 278,000 shares of restricted common stock under the 2014 Stock Incentive Plan (the “Plan”) to certain employees of ours and ACM and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in our Consolidated Statements of Income in the second quarter of 2014.  One third of the shares vested as of the date of grant, one third will vest in May 2015, and the remaining third will vest in May 2016.  Also in May 2014, we issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the Plan and recorded $0.4 million to selling and administrative expense.

As of November 7, 2014, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

In connection with a debt restructuring with Wachovia Bank in 2009, the Company issued Wachovia 1,000,000 warrants at an average strike price of $4.00 and an expiration date in July 2015.  On July 1, 2014, all of the warrants were acquired and canceled by us in return for the payment of $2.6 million, recorded to additional paid in capital, which reflects a 5% discount to the prior day closing price of our common stock of $6.95.

The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2014:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A
April 29, 2014	$0.13	April 29, 2014	$0.515625	$0.484375	$0.5549
July 30, 2014	$0.13	July 30, 2014	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 3, 2014 for the Series A and B preferred stock was for the period December 1, 2013 through February 28, 2014.  The dividend declared on April 29, 2014 for the Series A, B and C preferred stock was for the period March 1, 2014 through May 31, 2014.  The dividend declared on July 30, 2014 for the Series A, B and C preferred stock was for the period June 1, 2014 through August 31, 2014.

Common Stock — On November 5, 2014, the Board of Directors declared a cash dividend of $0.13 per share of common stock. The dividend is payable on December 1, 2014 to common stockholders of record as the close of business on November 19, 2014.

Preferred Stock — On October 31, 2014, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from September 1, 2014 through November 30, 2014 and are payable on December 1, 2014 to preferred stockholders of record on November 15, 2014.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following table sets forth our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)

Interest income	$29,657,960	$25,742,973	$3,914,987	15%
Interest expense	12,334,034	10,645,725	1,688,309	16%
Net interest income	17,323,926	15,097,248	2,226,678	15%

Other revenue:
Property operating income	8,443,877	7,538,852	905,025	12%
Other income (loss), net	518,318	(251,424)	769,742	nm
Total other revenue	8,962,195	7,287,428	1,674,767	23%

Other expenses:
Employee compensation and benefits	3,639,722	2,995,322	644,400	22%
Selling and administrative	2,330,033	3,300,071	(970,038)	(29)%
Property operating expenses	7,266,859	6,664,704	602,155	9%
Depreciation and amortization	1,806,683	1,868,670	(61,987)	(3)%
Provision for loan losses (net of recoveries)	1,326,538	750,231	576,307	77%
Management fee — related party	2,450,000	2,800,000	(350,000)	(13)%
Total other expenses	18,819,835	18,378,998	440,837	2%

Income before gain on sale of equity interest, incentive management fee, gain on extinguishment of debt, loss on sale of real estate and loss from equity affiliates	7,466,286	4,005,678	3,460,608	86%
Gain on sale of equity interest	77,123,133	—	77,123,133	100%
Incentive management fee — equity interest — related party	(19,047,949)	—	(19,047,949)	nm
Gain on extinguishment of debt	—	1,167,772	(1,167,772)	(100)%
Loss on sale of real estate	(199,749)	—	(199,749)	nm
Loss from equity affiliates	(51,170)	(81,723)	30,553	(37)%
Net income	65,290,551	5,091,727	60,198,824	nm
Preferred stock dividends	1,888,430	1,410,333	478,097	34%
Net income attributable to noncontrolling interest	—	16,715	(16,715)	(100)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$63,402,121	$3,664,679	$59,737,442	nm

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,235,058	$19,978	6.42%	$1,231,228	$17,525	5.65%
Mezzanine / junior participation loans	320,951	7,477	9.24%	361,252	5,146	5.65%
Preferred equity investments	118,928	2,095	6.99%	110,410	2,043	7.34%
Securities	2,100	6	1.13%	53,485	502	3.72%
Other investments	—	—	—	55,410	460	3.29%
Core interest-earning assets	1,677,037	29,556	6.99%	1,811,785	25,676	5.62%
Cash equivalents	181,282	102	0.22%	103,641	67	0.26%
Total interest-earning assets	$1,858,319	29,658	6.33%	$1,915,426	25,743	5.33%

Interest-bearing liabilities:
Warehouse lines	$52,317	700	5.31%	$77,070	652	3.36%
CDO	368,011	4,043	4.36%	738,863	5,248	2.82%
CLO	545,750	4,432	3.22%	264,500	2,295	3.44%
Trust preferred	175,858	1,411	3.18%	175,858	1,461	3.30%
Unsecured debt	88,571	1,734	7.77%	20,000	485	9.62%
Other non-recourse	2,019	14	2.75%	50,959	336	2.62%
Securities financing	—	—	—	36,051	169	1.86%

Total interest-bearing liabilities	$1,232,526	12,334	3.97%	$1,363,301	10,646	3.10%
Net interest income		$17,324			$15,097

(1)                   Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)                   Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $3.9 million, or 15%, for the three months ended September 30, 2014 as compared to the same period in 2013.  This increase was primarily due to a 24% increase in the average yield on core interest-earning assets from 5.62% for the three months ended September 30, 2013 to 6.99% for the three months ended September 30, 2014, due to $3.2 million of fee income from accelerated runoff and higher interest rates and fees on our portfolio from 2013 to 2014.  The increase was net of a 7% decrease in our average core interest-earning assets from $1.81 billion for the three months ended September 30, 2013 to $1.68 billion for the three months ended September 30, 2014, primarily due to a reduction in securities and other investments, as well as payoffs of loans in excess of originations.

Interest expense increased $1.7 million, or 16%, for the three months ended September 30, 2014 as compared to the same period in 2013.  The average cost of these interest-bearing liabilities increased 28% from 3.10% for the three months ended September 30, 2013 to 3.97% for the three months ended September 30, 2014, primarily due to the issuance of senior unsecured notes in May and August 2014, as well as an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within these CDO’s.  The increase was net of a 10% decrease in the average balance of our interest-bearing liabilities from $1.36 billion for the three months ended September 30, 2013 to $1.23 billion for the three months ended September 30, 2014.  The decrease in the average balance was primarily due to a decrease in CDO debt due to runoff, net of an increase in our CLO debt and issuance of senior unsecured notes.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios. Property operating results increased $0.3 million, or 35%, for the three months ended September 30, 2014 as compared to the same period in 2013, primarily due to increased occupancy and higher average daily room rates at our hotel properties, partially offset increased food, beverage and other operating costs at our hotel properties.

Other income of $0.5 million for the three months ended September 30, 2014 is primarily comprised of miscellaneous asset management and loan modification fees received; whereas other loss of $0.3 million for the three months ended September 30, 2013 represents the negative impact of mark-to-market changes on linked securities.  We no longer hold linked securities as of June 2014.

Other Expenses

Employee compensation and benefits expense increased $0.6 million, or 22%, for the three months ended September 30, 2014 as compared to the same period in 2013.  Our CEO’s base salary being directly compensated by us effective January 1, 2014 contributed $0.3 million of this increase while increases in incentive and stock-based compensation contributed an additional $0.3 million.

Selling and administrative expense decreased $1.0 million, or 29%, for the three months ended September 30, 2014 as compared to the same period in 2013.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our manager.  This decrease was primarily due to $1.3 million of costs and fees incurred in the 2013 period associated with the exploration and evaluation of a potential transaction with our manager.  No similar costs were incurred during the three months ended September 30, 2014.

Provision for loan losses (net of recoveries) totaled $1.3 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively.  During the third quarter of 2014, we recognized a $2.9 million provision for loan losses related to two loans and recorded net recoveries of previously recorded loan losses of $1.5 million, resulting in a provision for loan losses, net of recoveries of $1.3 million. During the third quarter of 2013, we recognized a $1.5 million provision for loan losses related to one loan and recorded net recoveries of previously recorded loan losses of $0.7 million, resulting in a provision for loan losses, net of recoveries of $0.8 million.

Management fees decreased $0.4 million, or 13%, for the three months ended September 30, 2014 as compared to the same period in 2013.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.  The decrease is primarily due to recording a portion of the management fee as employee compensation and benefits in connection with our CEO’s base salary being directly compensated by us effective January 1, 2014.

Gain on Sale of Equity Interest / Incentive Management Fee

In the third quarter of 2014, we recognized a gain of $77.1 million as a result of our debt guarantee on the 450 West 33rd Street investment being terminated in connection with a refinancing of the existing debt on this property, net of a $19.0 million incentive management fee that was prepaid in relation to the transaction.  See Note 5 — “Investments in Equity Affiliates” for further details.  There was no such gain in the three months ended September 30, 2013.

Gain on Extinguishment of Debt

During the three months ended September 30, 2013, we purchased, at a discount, $2.8 million of investment grade rated Class H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $1.2 million.  There was no gain on extinguishment of debt during the three months ended September 30, 2014.

Preferred Stock Dividends

Preferred stock dividends increased $0.5 million, or 34%, for the three months ended September 30, 2014 as compared to the same period in 2013, due to dividends on our 8.50% Series C preferred stock that were issued in February 2014.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The following table sets forth our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	Amount	Percent
	(Unaudited)

Interest income	$80,062,244	$73,060,911	$7,001,333	10%
Interest expense	34,148,009	31,621,042	2,526,967	8%
Net interest income	45,914,235	41,439,869	4,474,366	11%

Other revenue:
Property operating income	26,703,348	24,666,108	2,037,240	8%
Other income, net	1,526,901	1,733,351	(206,450)	(12)%
Total other revenue	28,230,249	26,399,459	1,830,790	7%

Other expenses:
Employee compensation and benefits	10,578,219	9,047,639	1,530,580	17%
Selling and administrative	7,507,097	8,459,087	(951,990)	(11)%
Property operating expenses	21,687,062	20,696,197	990,865	5%
Depreciation and amortization	5,776,719	5,328,396	448,323	8%
Impairment loss on real estate owned	250,000	—	250,000	100%
Provision for loan losses (net of recoveries)	590,695	4,072,108	(3,481,413)	(85)%
Management fee — related party	7,400,000	8,400,000	(1,000,000)	(12)%
Total other expenses	53,789,792	56,003,427	(2,213,635)	(4)%

Income before gain on sale of equity interest, incentive management fee, gain on extinguishment of debt, loss on sale of real estate and loss from equity affiliates	20,354,692	11,835,901	8,518,791	72%
Gain on sale of equity interest	84,974,399	—	84,974,399	100%
Incentive management fee — equity interest — related party	(19,047,949)	—	(19,047,949)	nm
Gain on extinguishment of debt	—	4,930,772	(4,930,772)	(100)%
Loss on sale of real estate	(199,749)	—	(199,749)	nm
Income (loss) from equity affiliates	29,371	(245,412)	274,783	nm
Net income	86,110,764	16,521,261	69,589,503	nm
Preferred stock dividends	5,367,825	3,096,278	2,271,547	73%
Net income attributable to noncontrolling interest	—	124,199	(124,199)	(100)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$80,742,939	$13,300,784	$67,442,155	nm

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Nine Months Ended September 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:

Bridge loans	$1,189,310	$56,674	6.37%	$1,175,150	$49,058	5.58%
Mezzanine / junior participation loans	334,829	17,028	6.80%	353,311	14,996	5.67%
Preferred equity investments	115,898	6,051	6.98%	102,047	5,160	6.76%
Securities	4,494	64	1.90%	61,613	1,866	4.05%
Other investments	—	—	—	55,793	1,789	4.29%
Core interest-earning assets	1,644,531	79,817	6.49%	1,747,914	72,869	5.57%
Cash equivalents	177,183	245	0.18%	92,841	192	0.28%
Total interest-earning assets	$1,821,714	80,062	5.88%	$1,840,755	73,061	5.31%

Interest-bearing liabilities:

Warehouse lines	$100,785	2,809	3.73%	$44,694	1,593	4.77%
CDO	355,090	11,044	4.16%	717,214	15,298	2.85%
CLO	514,350	12,756	3.32%	276,477	7,432	3.59%
Trust preferred	175,858	4,196	3.19%	175,858	4,399	3.34%
Unsecured debt	49,738	3,110	8.36%	12,716	1,010	10.62%
Securities financing	1,585	22	1.86%	40,789	547	1.79%
Other non-recourse	4,974	211	5.67%	51,350	1,342	3.49%

Total interest-bearing liabilities	$1,202,380	34,148	3.80%	$1,319,098	31,621	3.21%
Net interest income		$45,914			$41,440

(1)   Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)   Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $7.0 million, or 10%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  This increase was primarily due to a 17% increase in the average yield on core interest-earning assets from 5.57% for the nine months ended September 30, 2013 to 6.49% for the nine months ended September 30, 2014, due to $3.2 million of fee income from accelerated runoff in the third quarter of 2014 and higher interest rates and fees on our portfolio from 2013 to 2014.  The increase was net of a 6% decrease in our average core interest-earning assets from $1.75 billion for the nine months ended September 30, 2013 to $1.64 billion for the nine months ended September 30, 2014, due to a reduction in securities and other investments, as well as payoffs of loans in excess of originations.

Interest expense increased $2.5 million, or 8%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  The increase was primarily due to an 18% increase in the average cost of these interest-bearing liabilities from 3.21% for the nine months ended September 30, 2013 to 3.80% for the nine months ended September 30, 2014, primarily due to an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within these CDO’s, as well as an increase in unsecured debt in the second and third quarters of 2014.  The increase was partially offset by a 9% decrease in the average balance of our interest-bearing liabilities from $1.32 billion for the nine months ended September 30, 2013 to $1.20 billion for the nine months ended September 30, 2014.  The decrease in the average balance was primarily due to a decrease in CDO debt due to runoff and decreases in our securities and other non-recourse financing, partially offset by an increase in our CLO financing facilities and issuance of senior unsecured notes.

Other Revenue

Property operating, net results increased $1.0 million, or 26%, for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to increased occupancy and higher average daily room rates at our hotel properties, partially offset increased food, beverage and other operating costs at our hotel properties.

Other income, net decreased $0.2 million, or 12%, for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to a reduction of miscellaneous asset management and loan modification fees.

Other Expenses

Employee compensation and benefits expense increased $1.5 million, or 17%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  Compensation increased $1.2 million as a result of our CEO’s base salary being directly compensated by us effective January 1, 2014, as well as an increase in staffing resulting from higher loan origination volume from 2013 to 2014.  Additionally, stock-based compensation increased $0.2 million related to restricted common stock grants that were awarded to certain employees in the second quarter of 2014.

Selling and administrative expense decreased $1.0 million, or 11%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  This decrease was primarily due to $1.3 million in costs and fees in 2013 associated with the exploration and evaluation of a potential transaction with our manager.  No similar costs were incurred during the nine months ended September 30, 2014.

Provision for loan losses (net of recoveries) totaled $0.6 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, we recognized a $7.8 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $7.2 million, resulting in a provision for loan losses, net of recoveries of $0.6 million. During the nine months ended September 30, 2013, we recognized a $5.5 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $1.4 million, resulting in a provision for loan losses, net of recoveries of $4.1 million.

Management fees decreased $1.0 million, or 12%, for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to recording a portion of the management fee as employee compensation and benefits in connection with our CEO’s base salary being directly compensated by us effective January 1, 2014.

Gain on Sale of Equity Interest / Incentive Management Fee

In the third quarter of 2014, we recognized a gain of approximately $77.1 million as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property, net of a $19.0 million incentive management fee that was prepaid in relation to the transaction.  We also recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates.  See Note 5 — “Investments in Equity Affiliates” for further details.  There were no such gains in the nine months ended September 30, 2013.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2013, we purchased, at a discount, a $9.9 million investment grade rated Class H note originally issued by our CDO II and CDO III issuing entity from third party investors and recorded a net gain on early extinguishment of debt of $4.9 million.  There was no gain on extinguishment of debt during the nine months ended September 30, 2014.

Preferred Stock Dividends

Preferred stock dividends increased $2.3 million, or 73%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  Dividends on our 8.50% Series C preferred stock that were issued in February 2014 contributed $1.1 million of this increase, while the full period impact of dividends on our 7.75% Series B preferred stock and our 8.25% Series A preferred stock that were issued during 2013 contributed an additional $1.1 million.

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

While we have been successful in obtaining proceeds from debt and equity offerings, CLOs and certain financing facilities, current conditions in the capital and credit markets have and may continue to make certain forms of financing less attractive and, in certain cases, less available.  Therefore we will continue to rely, in part, on cash flows provided by operating and investing activities for working capital.

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

Cash Flows

Our cash flows from operating activities increased by $2.3 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due an increase in net income from operations.

Cash provided by investing activities totaled $54.8 million for the nine months ended September 30, 2014 compared to cash flows used in investing activities of $224.4 million for the comparable period in 2013, representing an increase of $279.2 million.  This impact was due to a $495.2 million increase in payoffs and paydowns, $31.8 million increase from the proceeds from the sale of available-for-sale securities and a $29.0 million decrease in the purchase of investments, and is net of a $254.6 million increase in the origination of loans and a $29.7 million reduction of principal collections on securities.

Cash flows used in financing activities totaled $67.1 million for the nine months ended September 30, 2014 compared to cash provided by financing activities of $237.3 million for the comparable period in 2013, representing a decline of $304.2 million.  This impact was due to an increase in the repayment of credit facilities and repurchase agreements of $208.9 million, payoffs and paydowns of our CDO vehicles increased by $196.8 million, proceeds from our common and preferred stock offerings decreased by $168.9 million, use of restricted cash increased by $18.2 million, and dividends paid on our common and preferred stock increased by $7.1 million.  These decreases to cash flows from financing activities were partially offset by our third CLO closing in the second quarter of 2014 compared to our second CLO closing in the first quarter of 2013, resulting in an increase in proceeds of $104.3 million, as well as the increase in proceeds from credit facilities and repurchase agreements of $91.5 million and the issuance of senior debt of $97.9 million.

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

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities as of September 30, 2014:

	September 30, 2014
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Credit facilities	$250,000,000	$71,306,110	$178,693,890	2015

Collateralized debt obligations (1)	371,733,279	371,733,279	—	2015

Collateralized loan obligations (1)	545,750,000	545,750,000	—	2016

Senior unsecured notes	97,860,025	97,860,025	—	2021

Junior subordinated notes (2)	159,695,009	159,695,009	—	2034 — 2037

Notes payable	1,300,000	1,300,000	—	2014

	$1,426,338,313	$1,247,644,423	$178,693,890

(1)   Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2014.

(2)   Represents a total face amount of $175.9 million less a total deferred amount of $16.2 million.

These debt facilities, including their restrictive covenants, are described in further detail in Note 7 — “Debt Obligations.”

Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDOs and CLOs were in compliance with all such covenants as of September 30, 2014 as well as on the most recent determination dates in October 2014.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs.  However, we may not have sufficient liquidity available to do so at such time.

Contractual Commitments

For the nine months ended September 30, 2014, we had all of the material contractual obligations referred to in our 2013 Annual Report, excluding the debt that was repaid as described in Note 7 — “Debt Obligations.” In addition, we had the following material contractual obligations that were executed during the nine months ended September 30, 2014:

•                  Collateralized Loan Obligations — We closed our third CLO totaling $375.0 million of real estate related assets and cash. We issued $281.3 million of investment grade notes in this CLO. The notes have an initial weighted average interest rate of 2.39% plus one-month LIBOR.

•                  Senior Unsecured Loans — We issued $97.8 million aggregate principal amount of 7.375% senior unsecured notes due in 2021.

•                  Credit Facilities — We entered into a $15.0 million term facility. This facility is for one year and bears interest at a fixed rate of 7.50%.

All of the material contractual obligations identified above are described in more detail in Note 7 — “Debt Obligations.” Refer to Note 11 — “Commitments and Contingencies” for a description of our debt maturities by year and our unfunded commitments as of September 30, 2014.

Agreements and Transactions with Related Parties

We have a management agreement with ACM, pursuant to which ACM provides certain services and we pay ACM a base management fee and under certain circumstances, an annual incentive fee.  We incurred $2.5 million and $7.4 million of base management fee for services rendered in the three and nine months ended September 30, 2014, respectively, and $2.8 million and $8.4 million of base management fee for services rendered in the three and nine months ended September 30, 2013, respectively.

The base management fee is an arrangement whereby we reimburse ACM for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  All origination fees on investments are retained by us.

In addition, we have conducted many transactions with ACM and other parties that are deemed related party transactions. The details of the management agreement and related party transactions are described in Note 14 — “Agreements and Transactions with Related Parties.”

In June 2013, our board of directors formed a Special Committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our manager involving the acquisition of the manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business.  There were preliminary discussions between the Special Committee and representatives of our manager regarding a potential transaction during the second and third quarter of 2013.  In connection therewith, the Special Committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees for the year ended December 31, 2013.  In late June of 2014, preliminary discussions regarding a possible transaction resumed but we cannot provide any assurance whether any transaction between us and our manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing.  No advisory fees or other related fees were incurred during the nine months ended September 30, 2014.

Critical Accounting Policies

Please refer to the section of our 2013 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the nine months ended September 30, 2014, there were no material changes to these policies.

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

FFO for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2014	2013	2014	2013
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$63,402,121	$3,664,679	$80,742,939	$13,300,784
Add:
Loss on sale of real estate	199,749	—	199,749	—
Impairment loss on real estate owned	—	—	250,000	—
Depreciation — real estate owned and held-for-sale	1,806,683	1,868,670	5,776,719	5,328,396
Depreciation — investment in equity affiliates	64,742	22,599	203,482	67,797
Funds from operations (“FFO”)	$65,473,295	$5,555,948	$87,172,889	$18,696,977

Diluted FFO per common share	$1.30	$0.13	$1.73	$0.46
Diluted weighted average shares outstanding	50,477,308	43,832,271	50,331,623	40,576,633

Excluding the impact of a $58.1 million net gain related to the 450 West 33rd Street transaction (see Note 14 — “Agreements and Transactions with Related Parties” for further details), FFO for the quarter was $7.4 million, or $0.15 per diluted common share and year-to-date FFO was $29.1 million, or $0.58 per diluted common share.

Adjusted Book Value per Common Share

We believe that adjusted book value per common share is an additional appropriate measure given the significance of the unrealized gain and/or loss position of our qualifying derivative instruments as well as the historical deferral structure of the 450 West 33rd Street transaction from 2007.  We recognized the deferred gain on the 450 West 33rd Street transaction during the third quarter of 2014 (see Note 14 — “Agreements and Transactions with Related Parties” for further details) so this transaction will no longer be a component of adjusted book value per common share.  As of September 30, 2014, adjusted book value per common share currently reflects the impact of the removal of the temporary nature of unrealized gains or losses as a component of equity from qualifying interest rate swaps on our financial position.  Over time, as these qualifying interest rate swaps reach their maturity, the fair value of these swaps will return to their original par value.  We consider this non-GAAP financial measure to be an effective indicator of our financial condition for both us and our investors.  We do not advocate that investors consider this non-GAAP financial measure in isolation from, or as a substitute for, financial measures prepared in accordance with GAAP.

GAAP book value per share and adjusted book value per share as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013

GAAP Arbor Realty Trust, Inc. Stockholders’ Equity	$534,166,402	$437,596,282
Subtract: 8.25% Series A, 7.75% Series B and 8.50% Series C cumulative redeemable preferred stock	(89,295,905)	(67,654,655)
GAAP Arbor Realty Trust, Inc. Common Stockholders’ Equity	$444,870,497	$369,941,627

Add: 450 West 33rd Street transaction — deferred revenue	—	77,123,133

Unrealized loss on derivative instruments	16,334,580	24,794,051

Subtract: 450 West 33rd Street transaction — prepaid management fee	—	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Common Stockholders’ Equity	$461,205,077	$452,810,862

Adjusted book value per common share	$9.14	$9.22

GAAP book value per common share	$8.81	$7.53

Common shares outstanding	50,477,308	49,136,308

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2013.

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of September 30, 2014, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (1)
Interest income from loans and investments	$1,661,914,265	$2,295,204	$(616,024)	$5,048,269	$(616,024)

Interest expense from debt obligations	(1,244,295,550)	2,191,897	(1,372,128)	4,383,794	(1,372,128)

Total net interest income		$103,307	$756,104	$664,475	$756,104

Fair value of derivative financial instruments	$(16,331,560)	$1,013,059	$(1,012,913)	$2,019,901	$(1,944,511)

(1)         Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps and LIBOR caps.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.16% as September 30, 2014.

A significant portion of our loans and borrowings are variable-rate instruments based on LIBOR.  However, a portion of our loan portfolio is fixed-rate or is subject to interest rate floors that limit the impact of a decrease in interest rates.  In addition, certain of our borrowings are also fixed rate or are subject to interest rate swaps that hedge our exposure to interest rate risk on fixed rate loans financed with variable rate debt.  As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.

Item 4.   CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 11 — “Commitments and Contingencies.”  We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A of our 2013 Annual Report.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

	By:	/s/ Ivan Kaufman

Name: Ivan Kaufman
Title: Chief Executive Officer

	By:	/s/ Paul Elenio

Name: Paul Elenio
Title: Chief Financial Officer

Date: November 7, 2014