Form 10-K
period 2014-12-31
ARBOR REALTY TRUST INC
filed 2015-02-13
CIK 1253986

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32136

Arbor Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	20-0057959 (I.R.S. Employer Identification No.)
333 Earle Ovington Boulevard, Suite 900, Uniondale, NY (Address of principal executive offices)	11553 (Zip Code)
(516) 506-4200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 8.25% Series A Cumulative Redeemable, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 7.75% Series B Cumulative Redeemable, par value $0.01 per share	New York Stock Exchange
Preferred Stock, 8.50% Series C Cumulative Redeemable, par value $0.01 per share	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2014 (computed based on the closing price on such date as reported on the NYSE) was $298.0 million. As of February 13, 2015, the registrant had 50,477,308 shares of common stock outstanding (excluding 2,650,767 shares held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission ("SEC"). Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries—Significant Accounting Estimates and Critical Accounting Policies" under Item 7 of this report.

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

Overview

        Arbor Realty Trust, Inc., a Maryland corporation formed in June 2003, is a specialized real estate finance company that invests in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets. We invest primarily in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Our principal business objective is to maximize the difference between the yield on our investments and the cost of financing these investments to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders.

        We commenced operations in July 2003 and conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2014.

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

        We are externally managed and advised by Arbor Commercial Mortgage, LLC ("Manager"), a national commercial real estate finance company that specializes in debt and equity financing for multifamily and commercial real estate, pursuant to the terms of a management agreement described below. Our Manager provides us with all of the services vital to our operations other than asset management, securitization and certain credit functions, and certain of our executive officers and other staff are employed by our Manager pursuant to the management agreement. The management agreement requires our Manager to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our Board of Directors.

        We believe our Manager's experience and reputation positions it to originate attractive investment opportunities for us. Our management agreement with our Manager was developed to capitalize on synergies with our Manager's origination infrastructure, existing business relationships and management expertise. Our Manager has granted us a right of first refusal to pursue all structured finance investment opportunities in the multifamily or commercial real estate markets that are identified by our Manager or its affiliates. Our Manager continues to originate and service multifamily and commercial mortgage loans under Fannie Mae, Freddie Mac (beginning in 2014), Federal Housing Administration and conduit commercial lending programs. We believe that the customer relationships established from these lines of business may generate additional real estate investment opportunities for our business.

Our Investment Strategy

        We invest in bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, mortgage-backed securities and other real estate-related assets predominantly in the multifamily and commercial real estate markets and actively manage our investment portfolio. We believe the financing of multifamily and commercial real estate offers opportunities that demand customized financing solutions. We believe we can achieve our primary business objectives through the following investment strategies:

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

        Manage Credit Quality.    A critical component of our strategy is our ability to manage the real estate risk that is underwritten by our Manager and us. We actively manage the credit quality of our portfolio by using the expertise of our asset management group, which has a proven track record of structuring and repositioning structured finance investments to improve credit quality and yield.

        Use Our Manager's Relationships with Existing Borrowers.    We capitalize on our Manager's reputation in the commercial real estate finance industry. Our Manager has relationships with a large borrower base nationwide. Since our Manager's originators offer senior mortgage loans as well as our structured finance products, we are able to benefit from its existing customer base and use its senior lending business as a potential refinance vehicle for our structured finance assets.

        Offer Broader Products and Expand Customer Base.    We have the ability to offer a larger number of financing alternatives than our Manager has been able to offer to its customers in the past. Our potential borrowers are able to choose from products offering various lengths of maturity, rate types and larger principal amounts than our Manager could offer.

        Leverage the Experience of Executive Officers, Our Manager and Our Employees.    Our executive officers and employees, and those of our Manager, have extensive experience originating and managing structured commercial real estate investments. Our senior management team has, on average, over 20 years of experience in the financial services industry.

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

        The bridge loans we currently make typically range in size from $5 million to $30 million, have terms of up to five years, and are predominantly secured by first mortgage liens on the property. At December 31, 2014 our target interest rate range is generally 5% to 6% over 30-day LIBOR. Additional yield enhancements may include origination fees, deferred interest, yield look-backs, and participating interests, which are equity interests in the borrower that share in a percentage of the underlying cash flows of the property. Borrowers generally use the proceeds of a conventional mortgage to repay a bridge loan.

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

        The mezzanine loans we currently make typically range in size from $1 million to $10 million and have terms of up to ten years. At December 31, 2014 our target interest rate is generally 12% to 14%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests. We hold a majority of our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes.

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

        The junior participation loans we currently make typically range in size from $1 million to $10 million and have terms of up to ten years. At December 31, 2014 our target interest rate is generally 12% to 14%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        The preferred equity investments we currently make typically range in size from $1 million to $10 million and have terms up to ten years. At December 31, 2014 our target return is generally 12% to 14%.

Other Investment Opportunities

        Real Property.    We have, and may in the future, obtain real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans. Our management team may identify such assets and initiate an asset-specific plan to maximize the value of the collateral, which can include appointing a third party property manager, completing the construction or renovation of the property, leasing or increasing the occupancy of the property, or selling the entire asset or a partial interest to a third party. As such, these transactions may require the use of additional capital prior to the completion of the specific plan. Additionally, we may identify real estate investment opportunities such as domestic real estate for repositioning and/or renovation and then disposition at an anticipated significant return. In these situations, we may act solely on our own behalf or in partnership with other investors. Typically, these transactions are analyzed with the expectation that we will have the ability to sell the property within a one to three year time period, achieving a significant return on invested capital. In connection with these transactions, speed of execution is often the most critical component to success. We may seek to finance a portion of the acquisition price through short-term financing, if available. Repayment of the short-term financing will either come from the sale of the property or conventional permanent debt.

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

        Equity Securities.    We have, and may in the future, invest in equity securities such as the common stock of a company. Investments in these securities have the risk of stock market fluctuations which may result in the loss of our principal investment.

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

Our Structured Finance Investments

        We own a diversified portfolio of structured finance investments consisting primarily of real estate-related bridge and mezzanine loans, junior participation interests in first mortgages and preferred equity investments.

        At December 31, 2014, we had 139 loans and investments in our portfolio, totaling $1.6 billion. We have an allowance for loan losses of $115.5 million at December 31, 2014 related to 10 loans in our portfolio with an aggregate carrying value, before loan loss reserves, of $221.6 million. The loan loss reserves were determined during our quarterly risk rating review process, which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio in a manner consistent with our underwriting and asset management policy and procedures with the goal of maintaining the credit quality of our portfolio and limiting potential losses.

        The overall yield on our loan and investments portfolio in 2014 was 6.47% on average assets of $1.6 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2014 was 3.99% on average borrowings of $1.2 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

        Our average net investment (average assets less average borrowings) in 2014 was $443.1 million, resulting in average leverage (average borrowings divided by average assets) of 73.0%. Including average junior subordinated notes of $175.9 million as equity, our average leverage was 62.4%. The net interest income earned in 2014 yielded a 13.2% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2014 by average equity (computed as average assets minus average borrowings) invested during the year.

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

        The following table sets forth information regarding our loan and investment portfolio as of December 31, 2014:

Type	Asset Class	Number	Unpaid Principal (in thousands)	Weighted Average Pay Rate(1)	Weighted Average Remaining Maturity (months)
Bridge Loans	Multi Family	84	$980,928	5.58%	18.7
	Office	7	146,976	6.10%	19.5
	Land	9	114,035	0.16%	31.2
	Hotel	1	31,500	7.50%	14.0

		101	1,273,439	5.19%	19.8
Mezzanine Loans	Multi Family	14	54,482	11.40%	39.5
	Office	1	9,419	9.39%	3.0
	Land	1	9,333	—	32.0
	Retail	1	3,158	12.00%	113.0

		17	76,392	9.78%	37.1
Junior Participations	Office	3	72,092	6.67%	17.7
	Multi Family	1	32,000	—	—

		4	104,092	4.62%	12.3
Preferred Equity	Multi Family	13	90,052	6.86%	42.8
	Hotel	1	34,750	2.96%	55.0
	Land	1	5,000	11.00%	6.0
	Office	1	2,004	15.00%	113.0
	Commercial	1	1,700	6.00%	31.0

		17	133,506	6.11%	45.5

Total		139	$1,587,429	5.45%	22.3

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

        The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2014:

Geographic Location	Unpaid Principal	Percentage	Asset Class	Unpaid Principal	Percentage
	(in thousands)			(in thousands)
New York	$442,175	27.9%	Multi Family	$1,157,462	72.9%
Florida	226,942	14.3%	Office	230,491	14.5%
Texas	153,080	9.6%	Land	128,368	8.1%
Maryland	145,245	9.1%	Hotel	66,250	4.2%
California	135,187	8.5%	Retail	3,158	0.2%
North Carolina	58,755	3.7%	Commercial	1,700	0.1%
Georgia	49,010	3.1%
Illinois	34,750	2.2%
Alabama	34,536	2.2%
Tennessee	33,861	2.1%
Ohio	33,300	2.1%
Missouri	32,007	2.0%
Kentucky	31,100	2.0%
Diversified	66,809	4.2%
Other(1)	110,672	7.0%

Total	$1,587,429	100.0%	Total	$1,587,429	100.0%

(1)
No other individual state makes up more than 2% of the total.

Regulatory Aspects of Our Investment Strategy

        Real Estate Exemption from Investment Company Act.    We believe that we conduct, and we intend to conduct, our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate," are currently exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate and mortgage loans. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2014. Our investment guidelines provide that no more than 15% of our assets may consist of any type of mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis. The regulatory authorities may from time to time review the interpretive guidance under the above exemption. Refer to Item 1A "Risk Factors—Risks Related to Our Business" for more information.

        Investment Advisors Act.    Our Manager is required to register under the Investment Advisors Act of 1940, or the Investment Advisors Act, and is thereby subject to the regulation prescribed by the statute. In addition, our subsidiary, Arbor Realty Collateral Management, LLC, the collateral manager for our CDOs and collateralized loan obligations ("CLOs"), is also registered under this Act.

Management Agreement

        Pursuant to the terms of the management agreement, our Manager has agreed to service and manage our investments and to provide us with multifamily and commercial real estate-related structured finance investment opportunities, finance and other services necessary to operate our business. Our Manager is required to provide a dedicated management team to provide these services to us, the members of which will devote as much of their time to our management as our independent directors reasonably deem necessary and appropriate, commensurate with our level of activity from time to time. We rely to a significant extent on the facilities and resources of our Manager to conduct our operations. For performing services under the management agreement, our Manager is eligible to receive a base management fee, incentive compensation and "success-based" compensation as described in Note 14—"Agreements and Transactions with Related Parties" of this report.

Operations

        Our Manager's Investment Services.    Under the management agreement, our Manager is responsible for sourcing originations, providing underwriting services and processing approvals for all loans and other investments in our portfolio. Our Manager also provides us with certain administrative loan servicing functions. We are able to capitalize on our Manager's well established operations and services in each area described below.

        Origination.    Our Manager originates most of our investments. Our Manager has a network of sales offices in Los Angeles and San Francisco, CA; Baltimore, MD; Boston, MA; Bloomfield Hills, MI; New York and Uniondale, NY; Englewood Cliffs, NJ; Cleveland, OH; and Dallas and Plano, TX. These offices are staffed by approximately 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of our Manager's marketing effort occurs at the branch level, our Manager also markets its products in national industry publications and targeted direct mailings. Our Manager markets its own loan offerings and our product offerings using the same methods. Once potential borrowers have been identified, our Manager determines which financing products best meet the borrower's needs. Loan originators in every branch office are able to offer borrowers the full array of our Manager's loan offerings and our structured finance products. After identifying a suitable product, our Manager works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our Manager's underwriters for due diligence.

        Underwriting.    Our Manager's underwriters perform due diligence on all proposed transactions prior to loan approval and commitment. The underwriters analyze each loan application in accordance with the guidelines set forth below in order to determine the loan's conformity with respect to such guidelines. In general, our Manager's underwriting guidelines require it to evaluate the following: the historic and current property revenues and expenses; the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies; the property's location, its attributes and competitive position within its market; the proposed ownership structure, financial strength and real estate experience of the borrower and property management; third party appraisal, environmental and engineering studies; market assessment, including property inspection, review of tenant lease files, surveys of property comparables and an analysis of area economic and demographic trends; review of an acceptable mortgagee's title policy and an "as built" survey; construction quality of the property to determine future maintenance and capital expenditure requirements; and the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios and property, financial and operating performance. Consideration is also given to other factors, such as the experience and financial strength of the borrower's principals, additional forms of security and identifying likely strategies to affect repayment. Our Manager continuously refines its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

        Investment Approval Process.    Our Manager applies its established investment approval process to all loans and other investments proposed for our portfolio before submitting each proposal to us for final approval. A written report is generated for every loan or other investment that is submitted to our Manager's credit committee for approval. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property consolidated financial statements and analysis. In addition, the report includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. If the transaction is approved by a majority of our Manager's credit committee, it is presented for approval to our credit committee, which consists of our chief executive officer, chief credit officer, and executive vice president of structured finance. All transactions require the approval of a majority of the members of our credit committee. Following the approval of any such transaction, our Manager's underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform with lending requirements established for that particular transaction. If our credit committee rejects the loan and our independent directors allow our Manager or one of its affiliates to pursue it, our Manager will have the opportunity to execute the transaction.

        Servicing.    Our Manager services our loans and investments through its internal servicing operations. Our Manager currently services an expanding portfolio, consisting of 2,314 loans with outstanding balances of approximately $11.1 billion through its loan administration department in Buffalo, New York. Our Manager's loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our Manager's data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our Manager works closely with our asset management group to ensure the appropriate level of customer service and monitoring of our loans.

        Our Asset Management Operations.    Our asset management group is comprised of 30 employees. Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each underlying property. The asset management group also focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

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

        Our asset management group continues to provide its services to our Manager on a limited basis pursuant to the management agreement. In the event the services provided by our asset management group, pursuant to this agreement, exceed more than 15% of the group's cost per quarter, the level anticipated by our Board of Directors, we will negotiate in good faith with our Manager to adjust the base management fee under the management agreement and/or to reduce the time required to be devoted by our asset management group.

Operating Policies and Strategies

        Investment Guidelines.    Our Board of Directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including junior subordinated notes as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our leverage (including junior subordinated notes as equity) will generally not exceed 80% of the unpaid principal balance of our assets, in the aggregate; (6) we will not co-invest with our Manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our Manager or the affiliate making such co-investment; and (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our Board of Directors.

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

        Our investments are financed primarily by CDOs, CLOs, junior subordinated notes, senior unsecured notes, and through other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue common stock, preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

        Credit Risk Management Policy.    We are exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. We originate or purchase mortgage loans that meet our minimum debt service coverage standards. Our Manager, our chief credit officer, and our asset management group, reviews and monitors credit risk and other risks of loss associated with each investment. In addition, our Manager seeks to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our Board of Directors monitors the overall portfolio risk and reviews levels of provision for loss.

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

        We may enter into hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT gross income requirements. To the extent, however, that a hedging contract reduces interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that is derived from the hedging contract, would not give rise to non-qualifying income for purposes of the 75% or 95% gross income tests. Our Manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

        To date, we have entered into various interest rate swaps in connection with the issuance of floating rate secured notes, the issuance of variable rate junior subordinated notes and to hedge the interest risk on forecasted outstanding LIBOR based debt. The notional amount of each interest rate swap agreement and the related terms have been designed to protect our investment portfolio from interest rate risk and to match the payment and receipts of interest on the underlying debt instruments, where applicable.

        Disposition Policies.    Our Manager evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds for debt reduction, additional acquisitions, or working capital purposes.

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

        Conflicts of Interest Policies.    We, our executive officers, and our Manager face conflicts of interests because of our relationships with each other. Our Manager has approximately 11% of the voting interest in our common stock as of December 31, 2014. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of our Manager and beneficially owns approximately 92% of the outstanding membership interests of our Manager. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of our Manager) and a trustee of two trusts that own minority membership interests in our Manager. Mr. Bishar, our secretary, is general counsel to our Manager. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of our Manager. Each of Messrs. Kaufman, Martello, Bishar, and Elenio, as well as Mr. Weber, our executive vice president of structured finance, Mr. Kilgore, our executive vice president of structured securitization and Mr. Guziewicz, our chief credit officer, are members of our Manager's executive committee and, excluding Mr. Kaufman, own minority membership interests in our Manager.

        We have implemented several policies, through board action and through the terms of our charter and our agreements with our Manager, to help address these conflicts of interest, including the following:

  •
  Our charter requires that a majority of our Board of Directors be independent directors and that only our independent directors make any determination on our behalf with respect to the relationships or transactions that present a conflict of interest for our directors or officers.

  •
  Our Board of Directors adopted a policy that decisions concerning our management agreement with our Manager, including termination, renewal and enforcement thereof or our participation in any transactions with our Manager or its affiliates outside of the management agreement, including our ability to purchase securities and mortgages or other assets from our Manager, or our ability to sell securities and assets to our Manager, must be reviewed and approved by a majority of our independent directors.

  •
  Our management agreement provides that our determination to terminate the management agreement for cause, because the management fees are unfair to us, or because of a change in control of our Manager, will be made by a majority vote of our independent directors.

  •
  Our independent directors will periodically review the general investment standards established by our Manager under the management agreement.

  •
  Our management agreement provides that our Manager may not assign duties under the management agreement, except to certain affiliates of our Manager, without the approval of a majority of our independent directors.

  •
  Our management agreement provides that decisions to approve or reject investment opportunities rejected by our credit committee that our Manager or Mr. Kaufman wish to pursue will be made by a majority of our independent directors.

        Our Board of Directors has approved the operating policies and the strategies set forth above. Our Board of Directors has the power to modify or waive these policies and strategies, or amend our agreements with our Manager, without the consent of our stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our Board of Directors to revise its policies and strategies. However, if such modification or waiver involves the relationship of, or a transaction between us, and our Manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board consists of independent directors or the requirement that our independent directors approve related party transactions without the approval of two thirds of the votes entitled to be cast by our stockholders.

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

Employees

        We have 37 employees, including Messrs. Kaufman, Weber, Kilgore and Guziewicz, and including a 30 person asset management group. Mr. Elenio is a full time employee of our Manager and is not directly compensated by us (other than an annual bonus and pursuant to our equity incentive plans), however, a portion of his compensation is reimbursed by the management fee that we pay to our Manager. Beginning January 1, 2014, Mr. Ivan Kaufman is compensated directly as our employee.

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

Risks Related to Our Business

An economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

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

        Commercial real estate is particularly adversely affected by a prolonged economic downturn and liquidity crisis. These circumstances materially impacted liquidity in the financial markets and resulted in the scarcity of certain types of financing, and, in certain cases, made certain financing terms less attractive. Although macroeconomic and market conditions have improved recently, there is still significant uncertainty in the national and global economic and credit markets. If economic or market conditions deteriorate, and these adverse conditions return, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy in general.

Increases in loan loss reserves and other impairments are likely if economic conditions deteriorate.

        A decline in economic conditions could negatively impact the credit quality of our loans and investments portfolio. If we do not see a continued stabilization of the financial markets and such market conditions decline, we will likely experience increases in loan loss reserves, potential defaults and other asset impairment charges.

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

        In a market in which liquidity is essential to our business, loan repayments have been a significant source of liquidity for us. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, in the event that the commercial real estate finance market deteriorates, borrowers that are performing on their loans will most likely extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

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

Changes in market conditions could adversely affect the market price of our stock.

        As with other publicly traded equity securities, the value of our stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our stock are the following:

  •
  the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

        The market value of our stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and dividends. Consequently, our stock may trade at prices that are higher or lower than our book value per share of stock. If our future earnings or dividends are less than expected, it is likely that the market price of our stock will diminish.

A declining portfolio could adversely affect the returns from our investments.

        Dislocations in the market could lead to a reduction in our loans and investments portfolio. If we do not have the opportunity to originate quality investments to replace the reductions in our portfolio, this reduction will likely result in reduced returns from our investments.

Rising interest rates could have an adverse effect on a borrower's ability to make interest payments.

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

        Our future success depends, to a significant extent, upon the continued services of our Manager and our Manager's officers and employees. In particular, the mortgage lending experience of Mr. Kaufman and Mr. Weber and the extent and nature of the relationships they have developed with developers and owners of multifamily and commercial properties and other financial institutions are critical to the success of our business. We cannot assure their continued employment with our Manager or service as our officers. The loss of services of one or more members of our or our Manager's management team could harm our business and our prospects.

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

        As we acquire or originate investments, whether as new additions or as replacements for maturing investments, there can be no assurance that we will be able to originate or acquire investments that produce rates of return comparable to returns on our previous or existing investments.

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

        Before investing in a company or making a loan to a borrower, we will assess the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. In making the assessment and conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

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

We invest in multifamily and commercial real estate loans, which may involve a greater risk of loss than single family real estate loans.

        Our investments include multifamily and commercial real estate loans that involve a higher degree of risk than single family residential lending because of a variety of factors, including generally larger loan balances, dependency for repayment on successful operation of the mortgaged property and tenant businesses operating therein, and loan terms that include amortization schedules longer than the stated maturity and provide for balloon payments at stated maturity rather than periodic principal payments. In addition, the value of commercial real estate can be affected significantly by the supply and demand in the market for that type of property.

Volatility of values of multifamily and commercial properties may adversely affect our loans and investments.

        Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters, including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions, such as what we have experienced in recent years (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property's net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our commercial real estate loans, we often require borrowers to post reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. We also generally require the borrower to replenish reserves if they become depleted due to underperformance or if the borrower wants to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments would decrease in an economic downturn, making it more difficult for borrowers to meet their payment obligations to us. In the future, some borrowers may continue to have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flows.

We may not have control over certain of our loans and investments.

        Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements; acquire only a participation in an underlying investment; co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or rely on independent third party management or strategic partners with respect to the management of an asset. Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior creditors or servicers whose interests may not be aligned with ours. A third party partner may have financial difficulties resulting in a negative impact on such assets and may have economic or business interests or goals which are inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third party partners.

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

        The adverse resolution of litigation for which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations. See Note 11—"Commitments and Contingencies—Litigation" of this report for information on our current litigation.

The impact of any future terrorist attacks and the availability of terrorism insurance expose us to certain risks.

        Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States ("U.S.") and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

        In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2014, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment. A further extension of TRIA through December 31, 2020 has been signed into law.

Failure to maintain an exemption from regulation as an investment company under the Investment Company Act would adversely affect our results of operations.

        We believe that we conduct, and we intend to conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act. Pursuant to Section 3(c)(5)(C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate" are currently exempted from regulation thereunder. The staff of the SEC has provided guidance on the availability of this exemption. Specifically, the staff's position generally requires a company to maintain at least 55% of its assets directly in "qualifying real estate interests." To constitute as a qualifying real estate interest under this 55% test, an interest in real estate must meet various criteria. Loans that are secured by equity interests in entities that directly or indirectly own the underlying real property, rather than a mortgage on the underlying property itself, and ownership of equity interests in real property owners may not qualify for purposes of the 55% test depending on the type of entity. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may also not qualify for purposes of the 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that we do not comply with the 55% test, another exemption or exclusion from registration as an investment company under that Act or other interpretations under the Investment Company Act, or if the SEC no longer permits our exemption, we may be deemed to be an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Manager and one of our subsidiaries are required to register under the Investment Advisors Act, and are subject to regulation under that Act.

        Following registration under the Investment Advisers Act, our Manager and one of our subsidiaries are subject to the extensive regulation prescribed by that statute and the regulations thereunder. The SEC will oversee activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Investment Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations under the Investment Advisers Act are designed primarily to protect investors in our funds and other clients, and are not designed to protect holders of our publicly traded stock. Even if a sanction imposed against our Manager or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our fund investors and impede our ability to raise additional capital. In addition, compliance with the Investment Advisors Act may require us to incur additional costs, and these costs may be material.

The impact of any future laws, as well as amendments to current laws, may place restrictions on our business.

        Future legislation could impose additional financial obligations or restrictions with respect to our business. The past economic environment has placed an increased level of scrutiny on the financial services sector, which led to the signing of the Dodd-Frank Act in 2010. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. It is difficult to predict the exact nature of any future legislation and the extent to which such legislation, if any, will impact our business, financial condition, or results of operations.

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

        We generally finance our assets through a variety of means, including credit facilities, senior unsecured notes, junior subordinated notes, CDOs, CLOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past several years. If conditions deteriorate, we cannot assure that these sources are feasible as a means of financing our assets, as there can be no assurance that any existing agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

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

        Our return on investment depends, in part, upon our ability to grow our portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We typically obtain leverage through the issuance of CDOs, CLOs, credit agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels or on attractive terms would have a material adverse effect on our performance. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CDOs and CLOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

The credit facilities that we may use to finance our investments may require us to provide additional collateral.

        We may use credit facilities to finance investments in the future. If the market value of the loans or investments pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such future debt, which could result in defaults. Posting additional collateral to support these potential credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Further, facility providers may require us to maintain a certain amount of uninvested cash or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

        We attempt to structure our leverage such that we minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

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

        We utilize a significant amount of debt to finance our operations, which may compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of securitizations, including the issuance of CDOs, CLOs, bank credit facilities, and other borrowings. The leverage we employ varies depending on our availability of funds, ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. In addition, we may acquire real estate property subject to debt obligations. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

        We have financed, and, if the opportunities exist in the future, we may continue to finance certain of our investments through the issuance of CDOs and CLOs. During the period that we are acquiring investments for eventual long-term financing through CDOs and CLOs, we have typically financed these investments through repurchase and credit agreements. We use these agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a CDO or CLO securitization. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO or CLO issuance. In addition, conditions in the debt capital markets may make the issuance of CDOs and CLOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CDO or CLO transaction on terms favorable to us or at all. If we are unable to issue a CDO or CLO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

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

        Our current investment program emphasizes loans with both floating and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically LIBOR), allowing this portion of our portfolio to be insulated from changes in value due specifically to changes in interest rates. Fixed rate investments, however, do not have adjusting interest rates and, as prevailing interest rates change, the relative value of the fixed cash flows from these investments will cause potentially significant changes in value. The majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, depending on market conditions, fixed rate assets may become a greater portion of our new loan originations. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. No strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, cash flow hedges which are not perfectly correlated (and appropriately designated and documented as such) with a variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges will be recorded on our statement of income.

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

        Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Due to the continued volatility in the financial markets, the values of these contracts have declined substantially. As a result, as of December 31, 2014, we funded approximately $9.6 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity, the values of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

We are subject to certain counterparty risks related to our derivative contracts.

        We periodically hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. In a global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral we post in connection with certain interest rate swap agreements could result in the loss of such collateral.

Risks Related to Our Corporate and Ownership Structure

We are substantially controlled by our Manager and Mr. Kaufman.

        Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of our Manager, beneficially owns approximately 92% of the outstanding membership interests of our Manager. Our Manager has approximately 11% of the voting power of our outstanding stock as of December 31, 2014. As a result of Mr. Kaufman's beneficial ownership of stock held by our Manager as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman has approximately 11% of the voting power of our outstanding stock as of December 31, 2014. Because of his position with us and our Manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors.

        For the purpose of preserving our REIT qualification, our charter generally prohibits a beneficial or constructive ownership by any person of more than 5% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 5% (by value) of our outstanding shares of stock of all classes or series, unless an exemption is granted by the Board of Directors. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our Board of Directors have approved resolutions under our charter allowing Ivan Kaufman and our Manager, in relation to Mr. Kaufman's controlling equity interest, C. Michael Kojaian, a former director, as well as two outside investors to own more than the ownership interest limit of our common stock stated in our charter.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our Board of Directors is divided into three classes of directors. The current terms of the Class III, Class I and Class II directors will expire in 2015, 2016 and 2017, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Conflicts of Interest with Our Manager

We are dependent on our Manager with whom we have conflicts of interest.

        We have only 37 employees, including Messrs. Kaufman, Weber, Kilgore, and Guziewicz, and are dependent upon our Manager to provide services to us that are vital to our operations. Our Manager has approximately 11% of the voting power of the outstanding shares of our capital stock as of December 31, 2014 and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of our Manager, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of our Manager) and a trustee of two trusts which own minority membership interests in our Manager. Mr. Bishar, our secretary, is general counsel to our Manager. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of our Manager. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Weber, Kilgore and Guziewicz are members of our Manager's executive committee and all, but excluding Mr. Kaufman, own minority membership interests in our Manager.

        We may enter into transactions with our Manager outside the terms of the management agreement with the approval of a majority vote of the independent members of our Board of Directors. Transactions required to be approved by a majority of our independent directors include, but are not limited to, our ability to purchase securities, mortgages and other assets from our Manager or to sell securities and assets to our Manager. Our Manager may from time to time provide permanent mortgage loan financing to clients of ours, which will be used to refinance bridge financing provided by us. We and our Manager may also make loans to the same borrower or to borrowers that are under common control. Additionally, our policies and those of our Manager may require us to enter into intercreditor agreements in situations where loans are made by us and our Manager to the same borrower.

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

        The results of our operations are dependent upon the availability of, and our Manager's ability to identify and capitalize on, investment opportunities. Our Manager's officers and employees are also responsible for providing the same services for our Manager's investment portfolio. As a result, they may not be able to devote sufficient time to the management of our business operations.

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

        The management compensation structure that we have agreed to with our Manager may cause our Manager to invest in high risk investments. Our Manager is entitled to a base management fee, which is based on an agreed upon budget that represents the actual cost of managing the business. Our Manager is also entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations may lead our Manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

Risks Related to Our Status as a REIT

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

        As a REIT, we are generally required to distribute at least 90% of our taxable income each year to our stockholders. In order to qualify for the tax benefits afforded to REITs, we intend to declare quarterly dividends and to make distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this report. In the event of future investment opportunities, a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly dividends or make distributions to our stockholders. The timing and amount of dividends are in the sole discretion of our Board of Directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

        In order to qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our REIT taxable income, subject to certain adjustments, to our stockholders each year. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our Manager leases our shared principal executive and administrative offices, located at 333 Earle Ovington Boulevard in Uniondale, New York, 11553.

ITEM 3.    LEGAL PROCEEDINGS

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than the litigation described in Note 11—"Commitments and Contingencies—Litigation" of this report. We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ABR." The following table sets forth for the indicated periods the high and low sales prices for our common stock, as reported on the NYSE, and the dividends declared and paid with respect to such periods.

	High	Low	Dividends Declared		High	Low	Dividends Declared
2014				2013
Fourth Quarter(1)	$7.18	$6.32	$0.13	Fourth Quarter	$7.05	$6.26	$0.13
Third Quarter	$7.30	$6.60	$0.13	Third Quarter	$7.74	$6.11	$0.13
Second Quarter	$7.36	$6.77	$0.13	Second Quarter	$8.08	$5.78	$0.13
First Quarter	$7.26	$6.61	$0.13	First Quarter	$8.60	$5.97	$0.12

(1)
On February 11, 2015, our Board of Directors declared a dividend of $0.13 per common share for the fourth quarter of 2014.

        We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

        On February 11, 2015, the closing sale price for our common stock, as reported on the NYSE, was $7.40 and there were 8,164 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2014 regarding the 2014 Omnibus Stock Incentive Plan (the "2014 Plan") and the incentive compensation provisions of our management agreement with our Manager, which are our only equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2014 Omnibus Stock Incentive Plan(1)	0	N/A	1,659,000
Incentive compensation pursuant to management agreement(2)	0	N/A	See Note 3
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	1,659,000

(1)
On May 20, 2014, the shareholders approved the 2014 Plan.

(2)
Pursuant to the terms of our management agreement with our Manager, at least 25% of the incentive compensation earned by our Manager is payable in shares of our common stock having a value equal to the average closing price per share for the last twenty days of the fiscal quarter for which the incentive compensation is being paid. Our Manager has the right to elect to receive 100% of the incentive compensation in shares of our common stock. See Note 14—"Agreements and Transactions with Related Parties—Management Agreement" of this report for information regarding the terms of our management agreement and the incentive compensation payable to our Manager thereunder.

(3)
The number of securities remaining available for future issuance to our Manager as incentive compensation pursuant to the management agreement depends on the amount of incentive compensation earned by our Manager in the future and therefore is not yet determinable.

Performance Graph

        The graph below compares the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index for the five year period from December 31, 2009 to December 31, 2014. The graph assumes an investment of $100 on January 1, 2010 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA ©2015.

Total Return Performance

	Period Ended
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Arbor Realty Trust, Inc.	100.00	299.50	176.88	317.03	377.32	413.21
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT All REIT Index	100.00	127.58	136.86	164.44	169.71	215.78

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

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION OF
ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

        The following tables present selected historical consolidated financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the related notes, included elsewhere in this report. Prior period amounts have been reclassified to conform to current period presentation.

	Year ended December 31,
	2014	2013	2012	2011	2010
Operating Data
Interest income	$106,716,344	$99,031,623	$79,998,762	$73,867,556	$95,487,325
Interest expense	47,903,458	42,065,151	40,866,832	51,651,933	62,979,036
Net interest income	58,812,886	56,966,472	39,131,930	22,215,623	32,508,289
Total other revenue	34,286,714	32,417,974	31,454,043	22,125,735	1,069,454
Provision for loan losses (net of recoveries)	(308,511)	4,287,652	22,946,396	38,542,888	82,811,753
Management fee—related party	9,900,000	10,900,000	10,000,000	8,300,000	26,365,448
Gain on sale of equity interests, net	66,745,517	—	—	—	—
Gain on extinguishment of debt	—	4,930,772	30,459,023	10,878,218	229,321,130
Income (loss) from continuing operations	93,048,490	21,298,737	16,388,417	(37,096,165)	113,637,487
Net income (loss)	93,048,490	21,298,737	21,716,455	(40,096,057)	113,125,954
Preferred stock dividends	7,256,255	4,506,583	—	—	—
Net income (loss) attributable to Arbor Realty Trust, Inc. common stockholders	85,792,235	16,667,955	21,500,888	(40,311,713)	112,910,211
Share Data
Income (loss) from continuing operations per share, basic(1)	1.71	0.39	0.60	(1.49)	4.46
Income (loss) per share, basic(1)	1.71	0.39	0.80	(1.61)	4.44
Income (loss) from continuing operations per share, diluted(1)(2)	1.70	0.39	0.59	(1.49)	4.41
Income (loss) per share, diluted(1)(2)	1.70	0.39	0.79	(1.61)	4.39
Dividends declared per common share	0.52	0.50	0.285	—	—

	At December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Loans and investments, net	$1,459,475,650	$1,523,699,653	$1,325,667,053	$1,302,440,660	$1,414,225,388
Total assets	1,880,422,590	1,877,472,482	1,701,881,280	1,776,714,330	1,731,207,928
Total debt	1,260,008,968	1,278,790,435	1,294,590,321	1,438,380,573	1,343,297,498
Redeemable preferred stock	89,295,905	67,654,655	—	—	—
Total equity	535,455,471	437,596,282	231,261,122	173,060,533	206,415,243

	Year ended December 31,
	2014	2013	2012	2011	2010
Other Data
New loan originations	$900,666,405	$591,537,200	$274,516,550	$206,477,919	$24,749,342
Loan payoffs / paydowns	972,311,886	402,162,170	269,904,723	189,521,473	422,526,107
Funds from operations(3)	92,078,433	25,008,952	23,541,918	(32,578,644)	112,148,929
Adjusted funds from operations(3)	95,421,635	25,609,094	28,073,563	(32,620,944)	113,790,865
Funds from operations per share, diluted(3)	1.83	0.58	0.87	(1.30)	4.36
Adjusted funds from operations per share, diluted(3)	1.89	0.60	1.03	(1.31)	4.42

(1)
Excluding the impact of a $58.1 million non-cash net gain on the sale of an equity interest in 2014, basic and diluted income per share for the year ended December 31, 2014 would have each been $0.55.

(2)
In 2009, we issued one million warrants as part of a debt restructuring which had a dilutive effect for the years ended December 31, 2013, 2012 and 2010. In 2014, we acquired and canceled all of the warrants.

(3)
See Non-GAAP Financial Measures below for definitions and calculations of funds from operations and adjusted funds from operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the sections of this report entitled "Risk Factors," "Forward Looking Statements," and "Selected Consolidated Financial Information of Arbor Realty Trust, Inc. and Subsidiaries" and the historical consolidated financial statements of Arbor Realty Trust, Inc. and Subsidiaries, including related notes, included elsewhere in this report.

Overview

        We invest in multifamily and commercial real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. We have also invested in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its wholly-owned subsidiaries.

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

Significant Developments During 2014

        Loan and Investment Activity—We originated 80 loans totaling $900.7 million with a weighted average interest rate of 7.03%. We received full satisfaction of 81 loans totaling $931.0 million with a weighted average interest rate of 6.05% and partial paydowns on four loans totaling $41.3 million with a weighted average interest rate of 4.17%. We recorded $9.3 million of cash recoveries of previously recorded loan loss reserves and recognized provision for loan losses totaling $9.0 million, resulting in net recoveries of $0.3 million during 2014.

        Capital Raising Activities—We raised $121.0 million of capital through several offerings in 2014, including:

  •
  $92.9 million raised through the issuance of 7.375% senior unsecured notes due in 2021 through two offerings in May and August 2014;

  •
  $21.6 million raised from the issuance of 8.50% Series C cumulative redeemable preferred stock in February 2014; and

  •
  $6.5 million raised through an "At-The-Market" ("ATM") common stock offering in the first quarter of 2014.

        Financing Activities—In April 2014, we closed our third CLO totaling $375.0 million of real estate related assets and cash. We issued $281.3 million of investment grade notes in this CLO and we used a portion of the funds raised in this CLO issuance and the senior unsecured notes offering to substantially pay down three credit facilities and to fully pay off two facilities totaling $53.0 million. During 2014, we also increased the capacity on three financing facilities by an aggregate of $70.0 million and added a $15.0 million term debt facility. In December 2014, we utilized the capacity in our warehouse lines to redeem the $87.5 million in outstanding CLO I bonds and exit this CLO vehicle.

        Equity Investment Transactions—Significant equity investment transactions during 2014 included:

  •
  In May 2014, our interest in two commercial properties was sold. In connection with this transaction, we received $7.9 million in cash and recorded a gain on sale of equity interest of $7.9 million.

  •
  In July 2014, we recognized a $77.1 million deferred gain as well as a $19.0 million prepaid incentive management fee for a non-cash net gain of $58.1 million related to the 450 West 33rd Street investment.

  •
  In December 2014, we sold our remaining interest in the 450 West 33rd Street investment and recognized a gain on sale of $0.8 million.

        Real Estate Owned Assets—We sold three Multifamily Portfolio properties during 2014:

  •
  In July 2014, we sold a property for $3.1 million and recognized a loss of $0.2 million on the sale.

  •
  During the fourth quarter of 2014, we sold two properties for a total of $19.0 million and recognized a total gain of $1.8 million on these sales.

        Other Transactions—

  •
  During the first quarter of 2014, we sold the majority of our RMBS securities available-for-sale for $33.9 million and recognized a net gain of $0.5 million.

  •
  In July 2014, we acquired and canceled 1,000,000 outstanding warrants for $2.6 million.

        Subsequent Events—The following events have occurred during the first quarter of 2015:

  •
  We completed the unwind of two legacy CDO's, CDO I and CDO II, redeeming $167.9 million of the outstanding notes primarily with a new $150.0 million warehouse facility, our existing financing facilities, as well as with CDO cash, generating approximately $30.0 million of cash equity that was previously held in these CDO vehicles. We also terminated the related basis and interest rate swaps and expect to incur a loss of $4.3 million and reduced the balance of estimated interest by $11.0 million, recording a gain in the first quarter of 2015. See Note 7—"Debt Obligations—Collateralized Debt Obligations" of this report.

  •
  We sold two real estate properties classified as held-for-sale for approximately $18.8 million and expect to recognize a total gain of approximately $4.1 million.

  •
  We acquired 50% of our Manager's indirect interest in a residential mortgage banking company for approximately $9.6 million. As a result of this transaction, we will own a 22.5% indirect interest in this entity and expect to account for our interest under the equity method of accounting.

Current Market Conditions, Risks and Recent Trends

        Our ability to execute our business strategy, particularly the growth of our portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms. Although U.S. economic and market conditions have generally improved over the past two years, the overall market recovery remains uncertain. The impact of the previous economic downturn had a significant negative impact on both us and our borrowers. If economic conditions weaken in the future, it may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

        The capital markets began to substantially open up in 2012 and access to the equity and debt markets continued to improve in 2014. We rely on these markets to generate capital for financing the growth of our business. During 2014, we raised over $120.0 million of capital through several offerings. We also closed a third CLO offering, whereby we issued $281.3 million of investment grade notes. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base. If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

        The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the U.S. economy. If real estate values decline again, it may limit our new mortgage loan originations since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

        During 2014, we recorded $9.0 million of new provisions for loan losses, primarily due to declining collateral values, and $9.3 million in net recoveries of reserves. During 2013, we recorded $6.5 million of new provisions for loan losses, due to declining collateral values, and $2.2 million in net recoveries of reserves. In addition, during 2014 and 2013, we recorded impairment losses on a real estate owned asset of $0.3 million and $1.0 million, respectively. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing. However, since 2013, the levels of modifications and extensions have declined and repayments of loans increased as borrowers' access to financing improved. If these trends were to continue to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies which may result in reduced net interest margins and additional losses throughout our sector. Refer to Item 1A of this Annual Report for additional risk factors.

Primary Sources of Operating Revenues

        We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 76%, 75% and 72% of our total revenues in 2014, 2013 and 2012, respectively.

        Property operating income is derived from our hotel and multifamily real estate owned assets. Property operating income represented approximately 23%, 23% and 27% of our total revenues in 2014, 2013 and 2012, respectively. The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets—Comparison of balances at December 31, 2014 to December 31, 2013:

        Cash and cash equivalents decreased $10.0 million primarily due to funding new loan originations and investments and payment of distributions to our stockholders, net of proceeds received from our debt and equity offerings in 2014, as well as loan payoffs and interest from our investments.

        Restricted cash increased $163.1 million primarily due to the timing of loan payoffs received in the fourth quarter of 2014 in our CDOs and CLOs. Restricted cash is kept on deposit with the trustees for our CDOs and CLOs, and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

        Our loan and investment portfolio balance, including our available-for-sale securities was $1.59 billion and $1.70 billion at December 31, 2014 and 2013, respectively. The decline in our portfolio balance was primarily due to loan payoffs exceeding loan originations by $78.9 million and selling our available-for-sale RMBS securities totaling $33.4 million during 2014.

        Our portfolio had a weighted average current interest pay rate of 5.44% and 5.21% at December 31, 2014 and 2013, respectively. Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.16% and 5.69%, respectively. Advances on our financing facilities totaled $1.23 billion and $1.22 billion at December 31, 2014 and 2013, respectively, with a weighted average funding cost of 3.65% and 3.03%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs. Including the financing costs, the weighted average funding rate was 4.07% and 3.34%, respectively.

        Loan and investment activity during 2014 was primarily comprised of:

  •
  Originated 80 loans totaling $900.7 million with a weighted average interest rate of 7.03%.

  •
  Received full satisfaction of 81 loans totaling $931.0 million that had a weighted average interest rate of 6.05%.

  •
  Received partial pay downs on four loans totaling $41.3 million that had a weighted average interest rate of 4.17%.

  •
  Modified and extended a loan for $35.0 million resulting in an increase in the interest rate from 1.95% to 2.95%.

  •
  Extended 45 loans totaling $596.5 million.

        Our allowance for loan losses was $115.5 million at December 31, 2014, a decrease of $6.8 million from December 31, 2013. The reduction was the result of $9.3 million in recoveries received and $6.5 million in charge-offs recorded, partially offset by a $9.0 million increase to the provision.

        Since December 31, 2014, we have originated six new loans for a total of $112.0 million and received a total of $83.6 million for the repayment in full of five loans.

        Real estate owned and held-for-sale—We sold three real estate properties with a combined carrying value of $19.7 million and paid down the related mortgage note payable by $18.8 million in 2014. We recognized a net gain of $1.6 million on these sales.

        Prepaid management fee—related party decreased $19.0 million. In July 2014, we recognized a non-cash gain as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property. As a result, we also recorded a $19.0 million incentive management fee that had been prepaid in 2007 in relation to the transaction.

Liabilities—Comparison of balances at December 31, 2014 to December 31, 2013:

        Credit facilities and repurchase agreements increased $21.3 million. During 2014, we utilized the capacity in our warehouse lines to redeem the $87.5 million in outstanding CLO I notes and added a new $15.0 million term debt facility. These increases were partially offset by the repayment of $53.0 million in short-term credit facilities with proceeds from our third CLO and debt offering in the second quarter, as well as the payoff of our repurchase agreements totaling $26.9 million due to the sale of the RMBS available-for-sale securities.

        Collateralized debt obligations decreased $308.2 million primarily due to proceeds received from CDO loan runoff used to repay CDO bond investors.

        Collateralized loan obligations increased $193.8 million primarily due to the completion of our third CLO in April 2014 in which we issued $281.3 million of investment grade notes, partially offset by the redemption of the $87.5 million in outstanding CLO I notes in December 2014.

        Senior unsecured notes—we issued $97.9 million aggregate principal amount of 7.375% senior unsecured notes due in 2021, raising net proceeds of $92.9 million after deducting the underwriting discount and offering expenses.

        Deferred revenue decreased $77.1 million. In July 2014, we recognized a non-cash gain of $77.1 million as a result of our debt guarantee on the 450 West 33rd Street investment being terminated.

Equity

        In February 2014, we completed an underwritten public offering of 900,000 shares of 8.50% Series C cumulative redeemable preferred stock with a liquidation preference of $25.00 per share, generating net proceeds of $21.6 million after deducting the underwriting discount and other offering expenses.

        In February 2014, we entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock. Sales of the shares are made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. As of December 31, 2014, we sold 1,000,000 shares for net proceeds of $6.5 million.

        We used the net proceeds from these offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

        In May 2014, we issued 278,000 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Manager and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third will vest in May 2015, and the remaining third will vest in May 2016. Also in May 2014, we issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense.

        As of February 13, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

        In connection with a debt restructuring with Wachovia Bank in 2009, we issued Wachovia 1,000,000 warrants at an average strike price of $4.00 and an expiration date in July 2015. On July 1, 2014, we acquired and canceled all of the warrants in return for the payment of $2.6 million, recorded to additional paid in capital, which reflects a 5% discount to the prior day closing price of our common stock of $6.95.

        The following table presents dividends declared (on a per share basis) for the year ended December 31, 2014:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A
April 29, 2014	$0.13	April 29, 2014	$0.515625	$0.484375	$0.5549
July 30, 2014	$0.13	July 30, 2014	$0.515625	$0.484375	$0.53125
November 5, 2014	$0.13	November 3, 2014	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on February 3, 2014 for the Series A and B preferred stock was for the period December 1, 2013 through February 28, 2014. The dividend declared on April 29, 2014 for the Series A, B and C preferred stock was for the period March 1, 2014 through May 31, 2014. The dividend declared on July 30, 2014 for the Series A, B and C preferred stock was for the period June 1, 2014 through August 31, 2014. The dividend declared on November 3, 2014 for the Series A, B and C preferred stock was for the period September 1, 2014 through November 30, 2014.

        Common Stock—On February 11, 2015, the Board of Directors declared a cash dividend of $0.13 per share of common stock. The dividend is payable on March 2, 2015 to common stockholders of record as the close of business on February 25, 2015.

        Preferred Stock—On February 2, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2014 through February 28, 2015 and are payable on March 2, 2015 to preferred stockholders of record on February 15, 2015.

Comparison of Results of Operations for Years Ended 2014 and 2013

        The following table sets forth our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
Interest income	$106,716,344	$99,031,623	$7,684,721	8%
Interest expense	47,903,458	42,065,151	5,838,307	14%

Net interest income	58,812,886	56,966,472	1,846,414	3%

Other revenue:
Property operating income	32,641,249	30,127,260	2,513,989	8%
Other income	1,645,465	2,290,714	(645,249)	(28)%

Total other revenue	34,286,714	32,417,974	1,868,740	6%

Other expenses:
Employee compensation and benefits	13,978,223	12,042,332	1,935,891	16%
Selling and administrative	9,600,139	10,603,247	(1,003,108)	(9)%
Property operating expenses	27,857,460	26,728,174	1,129,286	4%
Depreciation and amortization	7,371,737	7,250,601	121,136	2%
Impairment loss on real estate owned	250,000	1,000,000	(750,000)	(75)%
Provision for loan losses (net of recoveries)	(308,511)	4,287,652	(4,596,163)	nm
Management fee—related party	9,900,000	10,900,000	(1,000,000)	(9)%

Total other expenses	68,649,048	72,812,006	(4,162,958)	(6)%

Income before gain on sale of equity interests, incentive management fee, gain on extinguishment of debt, gain on sale of real estate, net and income (loss) from equity affiliates	24,450,552	16,572,440	7,878,112	48%
Gain on sale of equity interests	85,793,466	—	85,793,466	nm
Incentive management fee—equity interest— related party	(19,047,949)	—	(19,047,949)	nm
Gain on extinguishment of debt	—	4,930,772	(4,930,772)	(100)%
Gain on sale of real estate, net	1,603,763	—	1,603,763	nm
Income (loss) from equity affiliates	248,658	(204,475)	453,133	nm

Net income	93,048,490	21,298,737	71,749,753	nm

Preferred stock dividends	7,256,255	4,506,583	2,749,672	61%
Net income attributable to noncontrolling interest	—	124,199	(124,199)	(100)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$85,792,235	$16,667,955	$69,124,280	nm

nm—not meaningful

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)
Interest-earning assets:
Bridge loans	$1,200,160	$75,583	6.30%	$1,189,782	$67,110	5.64%
Mezzanine / junior participation loans	327,171	22,734	6.95%	353,955	19,901	5.62%
Preferred equity investments	112,683	8,024	7.12%	106,408	7,492	7.04%
Securities	3,891	70	1.80%	57,829	2,479	4.29%
Other investments	—	—	—	41,730	1,789	4.29%

Core interest-earning assets	1,643,905	106,411	6.47%	1,749,704	98,771	5.65%
Cash equivalents	170,681	305	0.18%	97,370	261	0.27%

Total interest-earning assets	$1,814,586	106,716	5.88%	$1,847,074	99,032	5.36%

Interest-bearing liabilities:
Warehouse lines	$90,396	3,519	3.89%	$60,714	2,544	4.19%
CDO	413,196	17,409	4.21%	726,045	21,375	2.94%
CLO	450,519	15,755	3.50%	251,404	8,793	3.50%
Other non-recourse	4,048	211	5.21%	38,407	1,342	3.49%
Trust preferred	175,858	5,604	3.19%	175,858	5,830	3.32%
Unsecured debt	65,648	5,383	8.20%	14,552	1,495	10.27%
Securities financing	1,185	22	1.86%	37,946	686	1.81%

Total interest-bearing liabilities	$1,200,850	47,903	3.99%	$1,304,926	42,065	3.22%

Net interest income		$58,813			$56,967

(1)
Based on unpaid principal balance for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        Interest income increased $7.7 million, or 8%, in 2014 as compared to 2013. This increase was primarily due to a 15% increase in the average yield on core interest-earning assets from 5.65% for 2013 to 6.47% for 2014, primarily from $4.3 million of fee income from accelerated runoff as well as from higher interest rates on our portfolio during 2014. The increase was partially offset by a 6% decrease in our average core interest-earning assets from $1.75 billion for 2013 to $1.64 billion for 2014, due to loan payoffs exceeding loan originations by $78.9 million and selling our available-for-sale RMBS securities totaling $33.4 million during 2014.

        Interest expense increased $5.8 million, or 14%, for 2014 as compared to 2013. The increase was primarily due to a 24% increase in the average cost of these interest-bearing liabilities from 3.22% for 2013 to 3.99% for 2014, primarily due to an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within these CDO's, $1.0 million in accelerated fees related to the redemption of CLO I in December 2014 and the issuance of $97.9 million of 7.375% senior unsecured notes during 2014. The increase was partially offset by an 8% decrease in the average balance of our interest-bearing liabilities from $1.30 billion for 2013 to $1.20 billion for 2014. The decrease in the average balance was primarily due to a decrease in CDO debt due to runoff and decreases in our securities and other non-recourse financing, partially offset by the issuance of $281.3 million in CLO III notes in April 2014 and the issuance of $97.9 million of senior unsecured notes during 2014.

Other Revenue

        Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios. Property operating results increased $1.4 million, or 41%, for 2014 as compared to 2013, primarily due to higher occupancy and increased ancillary income (food and beverage, parking, fees) at our Hotel Portfolio, partially offset by increased operating costs at our Hotel Portfolio and the sale of three properties in our Multifamily Portfolio during 2014.

        Other income, net decreased $0.6 million, or 28%, for 2014 as compared to 2013, primarily due to a reduction of miscellaneous asset management and other fees.

Other Expenses

        Employee compensation and benefits expense increased $1.9 million, or 16%, for 2014 as compared to 2013. Compensation increased $1.5 million as a result of our CEO's base salary being directly compensated by us effective January 1, 2014, as well as an increase in staffing resulting from higher loan origination volume from 2013 to 2014. Additionally, stock-based compensation increased $0.3 million related to restricted common stock grants that were awarded to certain employees in 2014.

        Selling and administrative expense decreased $1.0 million, or 9%, for 2014 as compared to 2013. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director's fees, licensing fees and stock-based compensation relating to our directors and certain employees of our Manager. This decrease was primarily due to $1.4 million in costs and fees incurred in 2013 in connection with the exploration and evaluation of a potential transaction with our Manager. No similar costs were incurred in 2014.

        Provision for loan losses (net of recoveries) totaled $(0.3) million for 2014 and $4.3 million for 2013. During 2014, we recognized a $9.0 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $9.3 million, resulting in a net recovery position of $(0.3) million. During 2013, we recognized a $6.5 million provision for loan losses related to five loans and recorded net recoveries of previously recorded loan losses of $2.2 million, resulting in a provision for loan losses, net of recoveries of $4.3 million.

        Management fees decreased $1.0 million, or 9%, for 2014 as compared to 2013, primarily due to recording a portion of the management fee as employee compensation and benefits in connection with our CEO's base salary being directly compensated by us effective January 1, 2014.

Gain on Sale of Equity Interest / Incentive Management Fee

        In July 2014, we recognized a non-cash gain of approximately $77.1 million as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property, net of a $19.0 million incentive management fee that was prepaid in 2007 in relation to the transaction. In December 2014, we sold our remaining interest in the 450 West 33rd Street property and recognized a gain on sale of $0.8 million. We also recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates. See Note 5—"Investments in Equity Affiliates" for further details. There were no such gains in 2013.

Gain on Extinguishment of Debt

        During 2013, we purchased, at a discount, a $9.9 million investment grade rated Class H note originally issued by our CDO II and CDO III issuing entity from third party investors and recorded a net gain on early extinguishment of debt of $4.9 million. There was no gain on extinguishment of debt in 2014.

Gain on Sale of Real Estate

        During 2014, we sold three real estate properties in our Multifamily Portfolio for $21.3 million and recognized a net gain of $1.6 million on these sales.

Preferred Stock Dividends

        Preferred stock dividends increased $2.7 million, or 61%, for 2014 as compared to 2013. Dividends on our 8.50% Series C preferred stock that were issued in February 2014 contributed $1.6 million of this increase, while the full year impact of dividends on our 7.75% Series B preferred stock and our 8.25% Series A preferred stock that were issued during 2013 contributed an additional $1.1 million.

Comparison of Results of Operations for Years Ended 2013 and 2012

        The following table sets forth our results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Increase/(Decrease)
	2013	2012	Amount	Percent
Interest income	$99,031,623	$79,998,762	$19,032,861	24%
Interest expense	42,065,151	40,866,832	1,198,319	3%

Net interest income	56,966,472	39,131,930	17,834,542	46%

Other revenue:
Property operating income	30,127,260	30,173,754	(46,494)	nm
Other income	2,290,714	1,280,289	1,010,425	79%

Total other revenue	32,417,974	31,454,043	963,931	3%

Other expenses:
Employee compensation and benefits	12,042,332	10,173,572	1,868,760	18%
Selling and administrative	10,603,247	7,882,914	2,720,333	35%
Property operating expenses	26,728,174	27,963,386	(1,235,212)	(4)%
Depreciation and amortization	7,250,601	5,794,013	1,456,588	25%
Impairment loss on real estate owned	1,000,000	—	1,000,000	100%
Provision for loan losses (net of recoveries)	4,287,652	22,946,396	(18,658,744)	(81)%
Management fee—related party	10,900,000	10,000,000	900,000	9%

Total other expenses	72,812,006	84,760,281	(11,948,275)	(14)%

Income (loss) from continuing operations before gain on extinguishment of debt, loss from equity affiliates and benefit from income taxes	16,572,440	(14,174,308)	30,746,748	nm
Gain on extinguishment of debt	4,930,772	30,459,023	(25,528,251)	(84)%
Loss from equity affiliates	(204,475)	(697,856)	493,381	(71)%

Income before benefit from income taxes	21,298,737	15,586,859	5,711,878	37%
Benefit from income taxes	—	801,558	(801,558)	(100)%

Income from continuing operations	21,298,737	16,388,417	4,910,320	30%

Gain on sale of real estate held-for-sale	—	3,953,455	(3,953,455)	(100)%
Income from operations of real estate held-for-sale	—	1,374,583	(1,374,583)	(100)%

Income from discontinued operations	—	5,328,038	(5,328,038)	(100)%

Net income	21,298,737	21,716,455	(417,718)	(2)%

Preferred stock dividends	4,506,583	—	4,506,583	nm
Net income attributable to noncontrolling interest	124,199	215,567	(91,368)	(42)%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$16,667,955	$21,500,888	$(4,832,933)	(22)%

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

        Depreciation and amortization expense increased $1.5 million, or 25%, for 2013 as compared to 2012, primarily due to an increase in capital expenditures associated with two real estate investments.

        Impairment loss on real estate owned of $1.0 million for 2013 resulted from our determination of impairment based on the analysis of one of the properties in our Multifamily Portfolio in the fourth quarter of 2013.

        Provision for loan losses (net of recoveries) totaled $4.3 million for 2013 and $22.9 million for 2012. During 2013, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $31.5 million was less than the net carrying value of the loans, resulting in us recording an additional $6.5 million provision for loan losses. We also recorded $2.2 million of recoveries of previously recorded loan loss reserves in 2013, netting the provision to $4.3 million for 2013. During 2012, we performed an evaluation of our loan portfolio and determined that the fair value of the underlying collateral securing eight impaired loans with an aggregate carrying value of $94.6 million was less than the net carrying value of the loans, resulting in us recording an additional $23.8 million provision for loan losses. We also recorded $0.9 million of net recoveries of previously recorded loan loss reserves in 2012, netting the provision to $22.9 million for 2012.

        Management fees increased $0.9 million, or 9%, for 2013 as compared to 2012. These amounts represent compensation in the form of base management fees, on a cost reimbursement basis. The increase in management fees was due to an increase in allocable costs incurred by our Manager in managing our business from 2012 to 2013.

Gain on Extinguishment of Debt

        Gain on extinguishment of debt totaled $4.9 million for 2013 and $30.5 million for 2012. During 2013, we purchased, at a discount, $9.9 million of investment grade rated Class H notes originally issued by our CDO II and CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $4.9 million. During 2012, we purchased, at a discount, $66.2 million of investment grade rated Class B, C, D, E, F, G and H notes originally issued by our CDO II and

CDO III issuing entities from third party investors and recorded a net gain on early extinguishment of debt of $30.5 million.

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

Income from Discontinued Operations

        We recorded income from discontinued operations of $5.3 million in 2012 primarily from gains recognized on the sale of two properties totaling $4.0 million. In addition, we recognized $1.2 million of income related to the reversal of accrued liabilities that were not incurred in connection with the surrender of a property to the first mortgage lender in full satisfaction of the mortgage note payable.

Preferred Stock Dividends

        During 2013 we incurred expenses totaling $4.5 million related to dividends declared on preferred stock. Of this total, $2.9 million relates to our 8.25% Series A cumulative redeemable preferred stock and $1.6 million relates to our 7.75% Series B cumulative redeemable preferred stock.

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

Cash Flows

        Our cash flows from operating activities increased by $8.3 million during 2014 as compared to 2013, primarily due to increases in the net cash interest income generated on our investments and net operating income earned on our real estate owned assets.

        Cash provided by investing activities totaled $145.0 million during 2014. We originated 80 new loans during 2014 totaling $900.7 million; the majority of these loans were multifamily bridge loans. Including net amounts for additional funding on existing loans, holdbacks, etc., total loan volume was $908.8 million. Loan originations during 2014 were outpaced by payoffs and paydowns on loans and investments totaling $987.7 million resulting in net cash inflow of approximately $78.9 million related to our loan and investment portfolio. Other significant cash inflows during 2014 included the proceeds of $33.9 million from the sale of our available-for-sale RMBS securities and proceeds of $21.9 million from the sales of three real estate properties in our Multifamily Portfolio. We generated a net gain on the sales of our RMBS securities and real estate properties totaling $2.1 million. We also received $9.1 million in distributions from equity affiliates, the majority of which totaled $7.9 million related to the sale of our equity interest in two commercial properties.

        Cash flows used in financing activities totaled $185.7 million during 2014. Significant cash outflows in 2014 included $382.0 million in payoffs and paydowns on our debt facilities, $307.5 million in payoffs on our three CDO vehicles, all of which are past their replenishment period, $87.5 million in CLO payoffs as a result of redeeming our CLO I notes and $33.1 million in dividend payments to common and preferred stockholders. We also incurred an increase in restricted cash of $162.4 million as a result of timing of loan payoffs received in the fourth quarter of 2014 in our CDOs and CLOs, and repaid $22.8 million of mortgage notes payable in connection with the sale of three real estate properties in our Multifamily Portfolio. Significant cash inflows in 2014 included $402.1 million of proceeds from the utilization of our debt facilities, including increasing the capacity on three facilities by a total of $70.0 million and adding a new $15.0 million term facility, $281.3 million of proceeds from the issuance of CLO III and $97.9 million from the issuance of senior unsecured notes. We also received $28.2 million of net proceeds from issuing common and preferred stock during 2014.

Debt Facilities

        We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments. The following is a summary of our debt facilities as of December 31, 2014:

	December 31, 2014
Debt Facilities	Commitment	Debt Carrying Value	Available	Maturity Dates
Credit facilities	$250,000,000	$180,386,200	$69,613,800	2015
Collateralized debt obligations(1)(2)	331,395,126	331,395,126	—	2015 - 2017
Collateralized loan obligations(2)	458,250,000	458,250,000	—	2016 - 2017
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes(3)	159,833,260	159,833,260	—	2034 - 2037
Note payable	1,300,000	1,300,000	—	2015

	$1,298,638,411	$1,229,024,611	$69,613,800

(1)
In the first quarter of 2015, we completed the unwind of our CDO I and CDO II vehicles, redeeming $167.9 million of our outstanding notes primarily with a new $150.0 million warehouse repurchase facility and CDO cash.

(2)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2014.

(3)
Represents a total face amount of $175.9 million less a total deferred amount of $16.0 million.

        We also have a first lien mortgage in connection with real estate owned and held-for-sale in our Multifamily Portfolio. At December 31, 2014, the outstanding balance of this mortgage note payable was $31.0 million.

        These debt facilities, including their restrictive covenants, are described in further detail in Note 7—"Debt Obligations."

        Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests. Our CDOs and CLOs were in compliance with all such covenants as of December 31, 2014 as well as on the most recent determination dates in January 2015. In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs. However, we may not have sufficient liquidity available to do so at such time.

Contractual Commitments

        As of December 31, 2014, we had the following material contractual obligations (in thousands):

	Payments Due by Period(1)
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Credit facilities	$180,386	$—	$—	$—	$—	$—	$180,386
Collateralized debt obligations(2)	109,564	91,783	66,479	—	17,375	46,194	331,395
Collateralized loan obligations(3)	25,090	162,094	244,465	26,601	—	—	458,250
Senior unsecured notes	—	—	—	—	—	97,860	97,860
Junior subordinated notes(4)	—	—	—	—	—	175,858	175,858
Notes payable	1,300	—	—	—	—	—	1,300
Mortgage note payable—real estate owned and held-for-sale	30,984	—	—	—	—	—	30,984
Outstanding unfunded commitments(5)	7,646	4,210	2,671	—	—	—	14,527

Totals	$354,970	$258,087	$313,615	$26,601	$17,375	$319,912	$1,290,560

(1)
Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $36.0 million in 2015, $28.4 million in 2016, $20.7 million in 2017, $13.7 million in 2018, $13.0 million in 2019 and $98.3 million thereafter based on current LIBOR rates.

(2)
Comprised of $75.4 million of CDO I debt, $103.5 million of CDO II debt and $152.5 million of CDO III debt with a weighted average contractual maturity of 0.56, 0.90 and 2.89 years, respectively, as of December 31, 2014. The balance of estimated interest due through maturity on CDO bonds reissued in 2010, which is included in the carrying values of the CDOs, totaled $19.3 million at December 31, 2014. In the first quarter of 2015, we unwound our CDO I and CDO II vehicles and reduced the balance of estimated interest by $11.0 million, recording a gain.

(3)
Represents $177.0 million of CLO II debt and $281.3 million of CLO III debt with a weighted average contractual maturity of 2.01 and 2.52 years, respectively, as of December 31, 2014.

(4)
Represents the face amount due upon maturity. The carrying value is $159.8 million, which is net of a deferred amount of $16.0 million at December 31, 2014.

(5)
In accordance with certain loans and investments, we have outstanding unfunded commitments of $14.5 million as of December 31, 2014, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. Our restricted cash balance contained approximately $5.3 million which was available to fund the portion of the unfunded commitments for loans financed by our CDO and CLO vehicles.

Off-Balance-Sheet Arrangements

        At December 31, 2014, we did not have any off-balance-sheet arrangements.

Inflation

        Changes in the general level of interest rates prevailing in the economy in response to changes in the rate of inflation generally have little effect on our income because the majority of our interest-earning assets and interest-bearing liabilities have floating rates of interest. However, the significant decline in interest rates in the past triggered LIBOR floors on certain of our variable rate interest-earning assets. This resulted in an increase in interest rate spreads on certain assets as the rates we pay on variable rate interest-bearing liabilities declined at a greater pace than the rates we earned on our variable rate interest-earning assets. The number of loans impacted by LIBOR floors have significantly decreased over this time as a majority of the loans with such floors were paid off, monetized, modified or restructured. Additionally, we have various fixed rate loans in our portfolio which are financed with variable rate LIBOR borrowings. In connection with these loans, we have entered into various interest swaps to hedge our exposure to the interest rate risk on our variable rate LIBOR borrowings as it relates to certain fixed rate loans in our portfolio. However, the value of our interest-earning assets, our ability to realize gains from the sale of assets, and the average life of our interest-earning assets, among other things, may be affected. See "Quantitative and Qualitative Disclosures about Market Risk" below.

Agreements and Transactions with Related Parties

        We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee. We incurred $9.9 million, $10.9 million and $10.0 million of base management fees for services rendered in 2014, 2013 and 2012, respectively.

        The base management fee is an arrangement whereby we reimburse our Manager for its actual costs incurred in managing our business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. All origination fees on investments are retained by us.

        In addition, we have conducted many transactions with our Manager and other parties that are deemed related party transactions. The details of the management agreement and related party transactions are described in Note 14—"Agreements and Transactions with Related Parties" of this report.

        In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of the Manager's Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business. There were preliminary discussions between the special committee and representatives of our Manager regarding a potential transaction during 2013. In connection therewith, the special committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees during 2013. In late June of 2014, preliminary discussions regarding a possible transaction resumed but we cannot provide any assurance whether any transaction between us and our Manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing. No advisory fees or other related fees were incurred during 2014.

Significant Accounting Estimates and Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification™, the authoritative reference for accounting principles generally accepted in the U.S. ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2—"Summary of

Significant Accounting Policies." Set forth below are the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report:

  •
  Loans, Investments and Securities

  •
  Impaired Loans, Allowance for Loan Losses, Loss on Sale and Restructuring of Loans and Charge-offs

  •
  Real Estate Owned and Held-For-Sale

  •
  Revenue Recognition

  •
  Income Taxes

  •
  Hedging Activities and Derivatives

  •
  Variable Interest Entities

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

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

        We present funds from operations ("FFO") and adjusted funds from operations ("AFFO") because we believe they are important supplemental measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated properties and real estate related depreciation and amortization, and after adjustments for unconsolidated ventures. Income (losses) from discontinued operations is not excluded when calculating FFO.

        We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, as well as the add-back of impairment losses on real estate and gains/losses on sales of real estate. We are generally not in the business of operating real estate owned property and have obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure. Therefore, we deem such impairment and gains/losses on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

        FFO and AFFO are not intended to be an indication of our cash flow from operating activities (determined in accordance with GAAP) or a measure of our liquidity, nor is it entirely indicative of funding our cash needs, including our ability to make cash distributions. Our calculation of FFO and AFFO may be different from the calculations used by other companies and, therefore, comparability may be limited.

        FFO for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$85,792,235	$16,667,955	$21,500,888
Subtract:
Gain on sale of real estate, net	(1,603,763)	—	(3,953,455)
Add:
Impairment loss on real estate owned	250,000	1,000,000	—
Depreciation—real estate owned and held-for-sale	7,371,737	7,250,601	5,904,089
Depreciation—investments in equity affiliates	268,224	90,396	90,396

FFO	$92,078,433	$25,008,952	$23,541,918
Subtract:
Impairment loss on real estate owned	(250,000)	(1,000,000)	—
Add:
Gain on sale of real estate, net	1,603,763	—	3,953,455
Stock-based compensation	1,989,439	1,600,142	578,190

AFFO	$95,421,635	$25,609,094	$28,073,563
Diluted FFO per common share	$1.83	$0.58	$0.87

Diluted AFFO per common share	$1.89	$0.60	$1.03

Diluted weighted average shares outstanding	50,368,344	42,835,144	27,211,287

        Excluding the impact of a $58.1 million non-cash net gain related to the 450 West 33rd Street transaction (see Note 14—"Agreements and Transactions with Related Parties" for further details), FFO for 2014 was $34.0 million, or $0.68 per diluted common share and AFFO for 2014 was $37.3 million, or $0.74 per diluted common share.

Adjusted Book Value per Common Share

        We believe adjusted book value per common share is an additional appropriate measure given the significance of the unrealized gain/loss position of our qualifying derivative instruments as well as the historical deferral structure of the 450 West 33rd Street transaction from 2007. We recognized the deferred gain on the 450 West 33rd Street transaction during the third quarter of 2014 (see Note 14—"Agreements and Transactions with Related Parties" for further details) so this transaction will no longer be a component of adjusted book value per common share. As of December 31, 2014, adjusted book value per common share currently reflects the impact of the removal of the temporary nature of unrealized gains/losses as a component of equity from qualifying interest rate swaps on our financial position. Over time, as these qualifying interest rate swaps reach their maturity, the fair value of these swaps will return to their original par value. We consider this non-GAAP financial measure to be an effective indicator of our financial condition. We do not advocate that investors consider this non-GAAP financial measure in isolation from, or as a substitute for, financial measures prepared in accordance with GAAP.

        GAAP book value per share and adjusted book value per share as of December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
GAAP Arbor Realty Trust, Inc. Stockholders' Equity	$535,455,471	$437,596,282	$229,329,349
Subtract: Cumulative redeemable preferred stock	(89,295,905)	(67,654,655)	—

GAAP Arbor Realty Trust, Inc. Common Stockholders' Equity	446,159,566	369,941,627	229,329,349
Add: 450 West 33rd Street transaction—deferred revenue	—	77,123,133	77,123,133
Unrealized loss on derivative instruments	13,908,163	24,794,051	37,754,775
Subtract: 450 West 33rd Street transaction—prepaid management fee	—	(19,047,949)	(19,047,949)

Adjusted Arbor Realty Trust, Inc. Common Stockholders' Equity	$460,067,729	$452,810,862	$325,159,308

Adjusted book value per common share	$9.11	$9.22	$10.41

GAAP book value per common share	$8.84	$7.53	$7.34

Common shares outstanding	50,477,308	49,136,308	31,249,225

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

        In general, credit markets have experienced difficulty over the past several years. However, of late, we have been able to access equity and debt markets through equity and debt offerings and the issuance of CLOs. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as means to increase our liquidity and capital base.

Real Estate Risk

        Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction delays, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reducing the value of collateral, and a lack of liquidity in the market, could reduce the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property's debt service, there can be no assurance that this will continue to be the case in the future.

Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our operating results depend in large part on differences between the income from our loans and our borrowing costs. Most of our loans and borrowings are variable-rate instruments, based on LIBOR. The objective of this strategy is to minimize the impact of interest rate changes on our net interest income. In addition, we have various fixed rate loans in our portfolio, which are financed with variable rate LIBOR borrowings. We have entered into various interest swaps (as discussed below) to hedge our exposure to interest rate risk on our variable rate LIBOR borrowings as it relates to our fixed rate loans. Certain of these swaps are scheduled to mature on the original maturity dates of their corresponding loans. However, loans are sometimes extended and, consequently, do not pay off on their original maturity dates. If a loan is extended, whether it is through an existing extension option or a modification, our exposure to interest rate risk may be increased. In these instances, we could have a fixed rate loan in our portfolio financed with variable debt and, since the corresponding interest swap already matured, a portion of our debt is no longer protected against interest rate risk. Some of our loans and borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.

        We have utilized interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

        The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of December 31, 2014, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	25 Basis Point Increase	25 Basis Point Decrease(2)	50 Basis Point Increase	50 Basis Point Decrease(2)
Interest income from loans and investments	$1,593,584,588	$2,248,690	$(555,558)	$4,895,815	$(555,558)
Interest expense from debt obligations	(1,225,725,280)	2,145,610	(1,469,743)	4,291,220	(1,469,743)

Total net interest income		$103,080	$914,185	$604,595	$914,185

Fair value of derivative financial instruments	$(13,906,168)	$849,605	$(852,643)	$1,694,346	$(1,613,037)

(1)
Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps and LIBOR caps.

(2)
Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.17% as December 31, 2014.

        In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

        In connection with our CDOs described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we entered into interest rate swap agreements to hedge the exposure to the risk of changes in the difference between three-month LIBOR and one-month LIBOR interest rates. These interest rate swaps became necessary due to the investors' return being paid based on a three-month LIBOR index while the assets contributed to the CDOs are yielding interest based on a one-month LIBOR index.

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

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 13, 2015

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$50,417,745	$60,389,552
Restricted cash (includes $216,405,894 and $54,051,439 from consolidated VIEs, respectively)	218,100,529	54,962,316
Loans and investments, net (includes $968,600,472 and $1,196,434,032 from consolidated VIEs, respectively)	1,459,475,650	1,523,699,653
Available-for-sale securities, at fair value	2,499,709	37,315,652
Investments in equity affiliates	4,869,066	4,680,306
Real estate owned, net (includes $80,732,144 and $80,787,215 from consolidated VIEs, respectively)	84,925,641	111,718,177
Real estate held-for-sale, net	14,381,733	11,477,676
Due from related party (includes $0 and $91,988 from consolidated VIEs, respectively)	36,515	98,058
Prepaid management fee—related party	—	19,047,949
Other assets (includes $14,949,956 and $19,861,310 from consolidated VIEs, respectively)	45,716,002	54,083,143

Total assets	$1,880,422,590	$1,877,472,482

Liabilities and Equity:
Credit facilities and repurchase agreements	$180,386,200	$159,125,023
Collateralized debt obligations (includes $331,395,126 and $639,622,981 from consolidated VIEs, respectively)	331,395,126	639,622,981
Collateralized loan obligations (includes $458,250,000 and $264,500,000 from consolidated VIEs, respectively)	458,250,000	264,500,000
Senior unsecured notes	97,860,025	—
Junior subordinated notes to subsidiary trust issuing preferred securities	159,833,260	159,291,427
Notes payable	1,300,000	2,500,000
Mortgage note payable—real estate owned	21,865,136	42,745,650
Mortgage note payable—real estate held-for-sale	9,119,221	11,005,354
Due to related party	2,653,333	2,794,087
Due to borrowers	32,972,606	20,326,030
Deferred revenue	—	77,123,133
Other liabilities (includes $7,385,474 and $13,944,737 from consolidated VIEs, respectively)	49,332,212	60,842,515

Total liabilities	1,344,967,119	1,439,876,200

Commitments and contingencies	—	—
Equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at December 31, 2014 and 2013; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at December 31, 2014 and 2013; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding at December 31, 2014, no shares issued and outstanding at December 31, 2013	89,295,905	67,654,655
Common stock, $0.01 par value: 500,000,000 shares authorized; 53,128,075 shares issued, 50,477,308 shares outstanding at December 31, 2014 and 51,787,075 shares issued, 49,136,308 shares outstanding at December 31, 2013	531,280	517,870
Additional paid-in capital	629,880,774	623,993,245
Treasury stock, at cost—2,650,767 shares at December 31, 2014 and 2013	(17,100,916)	(17,100,916)
Accumulated deficit	(152,483,322)	(212,231,319)
Accumulated other comprehensive loss	(14,668,250)	(25,237,253)

Total equity	535,455,471	437,596,282

Total liabilities and equity	$1,880,422,590	$1,877,472,482

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
Interest income	$106,716,344	$99,031,623	$79,998,762
Interest expense	47,903,458	42,065,151	40,866,832

Net interest income	58,812,886	56,966,472	39,131,930

Other revenue:
Property operating income	32,641,249	30,127,260	30,173,754
Other income, net	1,645,465	2,290,714	1,280,289

Total other revenue	34,286,714	32,417,974	31,454,043

Other expenses:
Employee compensation and benefits	13,978,223	12,042,332	10,173,572
Selling and administrative	9,600,139	10,603,247	7,882,914
Property operating expenses	27,857,460	26,728,174	27,963,386
Depreciation and amortization	7,371,737	7,250,601	5,794,013
Impairment loss on real estate owned	250,000	1,000,000	—
Provision for loan losses (net of recoveries)	(308,511)	4,287,652	22,946,396
Management fee—related party	9,900,000	10,900,000	10,000,000

Total other expenses	68,649,048	72,812,006	84,760,281

Income from continuing operations before gain on sale of equity interests, incentive management fee, gain on extinguishment of debt, gain on sale of real estate, net, income (loss) from equity affiliates and benefit from income taxes	24,450,552	16,572,440	(14,174,308)
Gain on sale of equity interests	85,793,466	—	—
Incentive management fee—equity interest—related party	(19,047,949)	—	—
Gain on extinguishment of debt	—	4,930,772	30,459,023
Gain on sale of real estate, net	1,603,763	—	—
Income (loss) from equity affiliates	248,658	(204,475)	(697,856)

Income before benefit from income taxes	93,048,490	21,298,737	15,586,859
Benefit from income taxes	—	—	801,558

Income from continuing operations	93,048,490	21,298,737	16,388,417

Gain on sale of real estate held-for-sale	—	—	3,953,455
Income from operations of real estate held-for-sale	—	—	1,374,583

Income from discontinued operations	—	—	5,328,038

Net income	93,048,490	21,298,737	21,716,455

Preferred stock dividends	7,256,255	4,506,583	—
Net income attributable to noncontrolling interest	—	124,199	215,567

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$85,792,235	$16,667,955	$21,500,888

Basic earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$1.71	$0.39	$0.60
Income from discontinued operations	—	—	0.20

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$1.71	$0.39	$0.80

Diluted earnings per common share:
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$1.70	$0.39	$0.59
Income from discontinued operations	—	—	0.20

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$1.70	$0.39	$0.79

Weighted average number of shares of common stock outstanding:
Basic	50,143,648	42,399,872	26,956,938

Diluted	50,368,344	42,835,144	27,211,287

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
Net income	$93,048,490	$21,298,737	$21,716,455
Unrealized (loss) gain on securities available-for-sale, net	(335,157)	382,130	(723,632)
Net unrealized gain on securities transferred to available- for-sale from held-to-maturity	—	431,476	—
Reclassification of unrealized gain on securities available-for-sale realized into earnings	(431,476)	(100,000)	—
Unrealized loss on derivative financial instruments, net	(1,318,318)	(520,195)	(7,698,630)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	12,653,954	14,131,036	16,564,607

Comprehensive income	103,617,493	35,623,184	29,858,800

Less:
Preferred stock dividends	7,256,255	4,506,583	—
Comprehensive income attributable to noncontrolling interest	—	124,199	215,567

Comprehensive income attributable to Arbor Realty Trust, Inc. common stockholders	$96,361,238	$30,992,402	$29,643,233

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Balance—December 31, 2011	—	$—	26,778,737	$267,787	$455,994,695	(2,480,597)	$(16,416,152)	$(221,015,880)	$(47,704,045)	$171,126,405	$1,934,128	$173,060,533
Issuance of common stock			7,000,000	70,000	36,575,500					36,645,500		36,645,500
Purchase of treasury stock						(170,170)	(684,764)			(684,764)		(684,764)
Stock-based compensation			121,255	1,213	641,027					642,240		642,240
Distributions—common stock								(8,031,029)		(8,031,029)		(8,031,029)
Distributions—preferred stock of private REIT								(12,236)		(12,236)		(12,236)
Net income								21,500,888		21,500,888	215,567	21,716,455
Distribution to non-controlling interest											(217,922)	(217,922)
Unrealized loss on securities available-for-sale									(723,632)	(723,632)		(723,632)
Unrealized loss on derivative financial instruments, net									(7,698,630)	(7,698,630)		(7,698,630)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									16,564,607	16,564,607		16,564,607

Balance—December 31, 2012	—	$—	33,899,992	$339,000	$493,211,222	(2,650,767)	$(17,100,916)	$(207,558,257)	$(39,561,700)	$229,329,349	$1,931,773	$231,261,122
Issuance of common stock			17,625,000	176,250	129,184,501					129,360,751		129,360,751
Issuance of 8.25% Series A preferred stock	1,551,500	37,315,694								37,315,694		37,315,694
Issuance of 7.75% Series B preferred stock	1,260,000	30,338,961								30,338,961		30,338,961
Stock-based compensation			262,750	2,627	1,597,515					1,600,142		1,600,142
Forfeiture of unvested restricted stock			(667)	(7)	7					—		—
Distributions—common stock								(21,326,517)		(21,326,517)		(21,326,517)
Distributions—preferred stock								(4,506,583)		(4,506,583)		(4,506,583)
Distributions—preferred stock of private REIT								(14,500)		(14,500)		(14,500)
Net income								21,174,538		21,174,538	124,199	21,298,737
Decrease in non-controlling interest											(2,055,972)	(2,055,972)
Unrealized gain on securities available-for-sale, net									382,130	382,130		382,130
Net unrealized gain on securities transferred to available-for-sale from held-to-maturity									431,476	431,476		431,476
Reclassification of unrealized gain on securities available-for-sale realized into earnings									(100,000)	(100,000)		(100,000)
Unrealized loss on derivative financial instruments, net									(520,195)	(520,195)		(520,195)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									14,131,036	14,131,036		14,131,036

Balance—December 31, 2013	2,811,500	$67,654,655	51,787,075	$517,870	$623,993,245	(2,650,767)	$(17,100,916)	$(212,231,319)	$(25,237,253)	$437,596,282	—	$437,596,282

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Issuance of common stock			1,000,000	10,000	6,504,000					6,514,000		6,514,000
Cancellation of warrants					(2,602,500)					(2,602,500)		(2,602,500)
Issuance of 8.50% Series C preferred stock	900,000	21,641,250								21,641,250		21,641,250
Stock-based compensation			341,000	3,410	1,986,029					1,989,439		1,989,439
Distributions—common stock								(26,029,540)		(26,029,540)		(26,029,540)
Distributions—preferred stock								(7,256,255)		(7,256,255)		(7,256,255)
Distributions—preferred stock of private REIT								(14,698)		(14,698)		(14,698)
Net income								93,048,490		93,048,490		93,048,490
Unrealized loss on securities available-for-sale									(335,157)	(335,157)		(335,157)
Reclassification of unrealized gain on securities available-for-sale realized into earnings									(431,476)	(431,476)		(431,476)
Unrealized loss on derivative financial instruments, net									(1,318,318)	(1,318,318)		(1,318,318)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									12,653,954	12,653,954		12,653,954

Balance—December 31, 2014	3,711,500	$89,295,905	53,128,075	$531,280	$629,880,774	(2,650,767)	$(17,100,916)	$(152,483,322)	$(14,668,250)	$535,455,471	$—	$535,455,471

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$93,048,490	$21,298,737	$21,716,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,371,737	7,250,601	5,904,089
Stock-based compensation	1,989,439	1,600,142	578,190
Gain on sale of securities	(518,640)	(1,100,000)	—
Gain on sale of real estate, net	(1,603,763)	—	(3,953,455)
Reversal of liabilities related to discontinued operations	—	—	(1,175,120)
Gain on extinguishment of debt	—	(4,930,772)	(30,459,023)
Provision for loan losses (net of recoveries)	(308,511)	4,287,652	22,946,396
Impairment loss on real estate owned	250,000	1,000,000	—
Amortization and accretion of interest, fees and intangible asset, net	(185,461)	(3,127,093)	1,634,410
Gain on sale of equity interests	(85,793,466)	—	—
Incentive management fee—equity interest—related party	19,047,949	—	—
Change in fair value of non-qualifying swaps and linked transactions	(41,022)	1,798,161	1,334,189
(Income) loss from equity affiliates	(248,658)	204,475	697,856
Changes in operating assets and liabilities	(2,212,738)	(5,759,559)	942,064

Net cash provided by operating activities	30,795,356	22,522,344	20,166,051

Investing activities:
Loans and investments funded, originated and purchased, net	(908,769,736)	(594,127,146)	(261,875,190)
Payoffs and paydowns of loans and investments	987,700,535	378,738,674	185,675,195
Proceeds from sale of loans	—	4,424,097	17,945,000
Due to borrowers and reserves	—	(585,143)	(505,093)
Deferred fees, net	5,687,545	5,305,848	3,062,425
Purchases of securities, net	—	(29,024,327)	(69,041,570)
Principal collection on securities, net	663,684	38,614,122	55,895,146
Investment in real estate, net	(4,714,838)	(8,004,139)	(4,206,576)
Proceeds from sale of real estate, net	21,912,729	—	26,443,882
Proceeds from sale of available-for-sale securities	33,904,172	2,100,000	—
Contributions to equity affiliates	(526,499)	—	(257,505)
Distributions from equity affiliates	9,094,313	62,500	330,608
Redemption of investment in preferred shares, net	—	2,418,528	—

Net cash provided by / (used in) investing activities	144,951,905	(200,076,986)	(46,533,678)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	402,080,235	235,145,560	162,922,840
Payoffs and paydowns of repurchase agreements, loan participations and credit facilities	(382,019,058)	(205,482,156)	(108,366,221)
Payoff and paydown of mortgage notes payable	(22,766,647)	—	(20,750,000)
Proceeds from senior unsecured notes	97,860,025	—	—
Proceeds from collateralized loan obligations	281,250,000	177,000,000	87,500,000
Payoffs and paydowns of collateralized debt obligations	(307,482,803)	(167,154,040)	(158,956,432)
Payoffs and paydowns of collateralized loan obligations	(87,500,000)	—	—
Change in restricted cash	(162,354,455)	(12,514,227)	23,820,781
Payments on financial instruments underlying linked transactions	(59,613,649)	(165,385,926)	(91,346,499)
Receipts on financial instruments underlying linked transactions	66,027,912	175,181,262	80,645,124
Payments on swaps and margin calls to counterparties	(2,032,106)	(75,139,934)	(61,541,697)
Receipts on swaps and margin calls to counterparties	8,993,010	80,653,523	61,478,418
Purchases of treasury stock	—	—	(684,764)
Distributions paid to noncontrolling interest	—	(175,559)	(217,922)
Proceeds from issuance of common stock	6,800,000	134,176,328	39,200,000
Expenses paid on issuance of common stock	(285,919)	(4,788,877)	(2,520,616)
Proceeds from issuance of preferred stock	22,500,000	70,287,500	—
Expenses paid on issuance of preferred stock	(858,750)	(2,632,845)	—
Distributions paid on common stock	(26,029,540)	(21,326,517)	(8,031,029)
Distributions paid on preferred stock	(7,096,880)	(4,036,481)	—
Distributions paid on preferred stock of private REIT	(14,698)	(14,500)	(12,236)
Cancellation of warrants	(2,602,500)	—	—
Payment of deferred financing costs	(10,573,245)	(5,037,806)	(2,819,710)

Net cash (used in) / provided by financing activities	(185,719,068)	208,755,305	320,037

Net (decrease) increase in cash and cash equivalents	(9,971,807)	31,200,663	(26,047,590)
Cash and cash equivalents at beginning of period	60,389,552	29,188,889	55,236,479

Cash and cash equivalents at end of period	$50,417,745	$60,389,552	$29,188,889

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow information:
Cash used to pay interest	$42,756,229	$46,717,669	$38,566,933

Cash used for taxes	$80,101	$462,356	$1,159,076

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664	$—

Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438	$—

Distributions accrued on 8.50% Series C preferred stock	$159,375	$—	$—

Accrued and unpaid expenses on common stock offerings	$—	$26,700	$—

Investment transferred from real estate owned, net to real estate held-for-sale, net	$2,904,057	$11,540,649	$—

Mortgage note payable—real estate owned, net transferred to real estate held-for-sale, net	$—	$11,005,354	$—

Mortgage note payable—real estate held-for-sale, net transferred to real estate owned, net	$1,886,133	$—	$—

Accrued and unpaid expenses on CLO offerings	$—	$500,000	$—

Transfer of held to maturity securities, net to available for sale, net	$—	$34,049,310	$—

Satisfaction of notes payable from real estate partnership	$—	$33,438,472	$—

Redemption of preferred investment from real estate partnership	$—	$33,438,472	$—

Deconsolidation of assets from real estate partnership	$—	$18,662,363	$—

Deconsolidation of liabilities from real estate partnership	$—	$16,781,950	$—

Deconsolidation of noncontrolling interest from real estate partnership	$—	$1,880,413	$—

Loan converted to other assets	$—	$6,000,000	$—

Transfer of real estate held-for-sale to first lien holder	$—	$—	$41,440,000

Release of mortgage note payable held-for-sale	$—	$—	$41,440,000

Satisfaction of participation loans	$—	$—	$34,000,000

Retirement of participation liabilities	$—	$—	$34,000,000

See notes to consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1—Description of Business

        Arbor Realty Trust, Inc. is a Maryland corporation that was formed in June 2003 to invest in a diversified portfolio of multifamily and commercial real estate related assets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgage loans, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. We conduct substantially all of our operations through our operating partnership, Arbor Realty Limited Partnership ("ARLP"), and ARLP's wholly-owned subsidiaries.

        We organize and conduct our operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.

        On July 1, 2003, Arbor Commercial Mortgage, LLC (our "Manager") contributed $213.1 million of structured finance assets and $169.2 million of borrowings supported by $43.9 million of equity in exchange for a commensurate equity ownership in ARLP. In addition, certain employees of our Manager were transferred to ARLP. At that time, these assets, liabilities and employees represented a substantial portion of our Manager's structured finance business. We are externally managed and advised by our Manager and pay our Manager a management fee in accordance with a management agreement. Our Manager also sources originations, provides underwriting services, and services all structured finance assets on behalf of ARLP and its wholly owned subsidiaries.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include our financial statements, our wholly owned subsidiaries, and partnerships or other joint ventures in which we own a voting interest of greater than 50 percent, and variable interest entities ("VIEs") of which we are the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Current accounting guidance requires us to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result of this guidance, we have separately disclosed parenthetically the assets and liabilities of our three collateralized debt obligation ("CDO") and three collateralized loan obligation ("CLO") subsidiaries on our consolidated balance sheets. Entities in which we have a significant influence are accounted for primarily under the equity method. In the opinion of management, all adjustments considered necessary for a fair presentation

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

        The preparation of consolidated financial statements in conformity with accounting principles generally acceptable in the U.S. ("GAAP"), requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Further, in connection with preparation of the consolidated financial statements, we evaluated events subsequent to the balance sheet date of December 31, 2014 through the issuance of the consolidated financial statements.

        Certain prior year amounts have been reclassified to conform to current period presentation. In the second quarter of 2014, we reclassified a property from real estate held-for-sale to real estate owned when it was determined that a sale of the property would not take place, resulting in reclassifications of the property's operating activity and related depreciation for all prior periods presented from discontinued operations to property operating income and property operating expenses.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. We place our cash and cash equivalents in high quality financial institutions. The consolidated account balances at each institution periodically exceed Federal Deposit Insurance Corporation (FDIC) insurance coverage and we believe that this risk is not significant.

Restricted Cash

        Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for our CDOs and CLOs which will be used for principal repayments, unfunded loan commitments and interest payments received from loans. See Note 7—"Debt Obligations." Restricted cash is also held by our real estate owned assets due to escrow requirements.

Loans, Investments and Securities

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We invest in preferred equity interests that, in some cases, allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, equity interest or as real estate. To date, management has determined that all such investments are properly accounted for and reported as loans.

        From time to time, we may enter into an agreement to sell a loan. These loans are considered held-for-sale and are valued at the lower of the loan's carrying amount or fair value less costs to sell. For the sale of loans, recognition occurs when ownership passes to the buyer.

        At the time of purchase, we designate a security as available-for-sale, held-to-maturity, or trading depending on our ability and intent to hold it to maturity. We do not have any securities designated as

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

held-to-maturity or trading as of December 31, 2014. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions and is not necessarily intended to indicate a permanent decline in value. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

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

        If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level that we believe to be adequate to absorb probable losses.

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

        Loss on restructured loans is recorded when we have granted a concession to the borrower in the form of principal forgiveness related to the payoff or the substitution or addition of a new debtor for the original borrower or when we incur costs on behalf of the borrower related to the modification, payoff or the substitution or addition of a new debtor for the original borrower. When a loan is restructured, we record our investment at net realizable value, taking into account the cost of all concessions at the date of restructuring. The reduction in the recorded investment is recorded as a separate line on the consolidated statements of income in the period in which the loan is restructured. In addition, a gain or loss may be recorded upon the sale of a loan to a third party in the consolidated statements of income in the period in which the loan was sold.

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

Real Estate Owned and Held-For-Sale

        Real estate owned, shown net of accumulated depreciation and impairment charges, is comprised of real property acquired by foreclosure or through partial or full settlement of mortgage debt. Real estate acquired is recorded at its estimated fair value at the time of acquisition.

        Costs incurred in connection with the foreclosure of the properties collateralizing the real estate loans are expensed as incurred and costs subsequently incurred to extend the life or improve the assets subsequent to foreclosure are capitalized.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

        We allocate the purchase price of our operating properties to land, building, tenant improvements, deferred lease costs for the origination of the in-place leases, intangibles for the value of the above or below market leases at fair value and to any other identified intangible assets or liabilities. We finalize our purchase price allocation on these assets within one year of the acquisition date. We amortize the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

        Real estate assets are depreciated using the straight-line method over their estimated useful lives. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their estimated useful life.

        Our properties are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. We recognize impairment if the undiscounted estimated cash flows to be generated by the assets are less than the carrying amount of those assets. Measurement of impairment is based upon the estimated fair value of the asset. In the evaluation of a property for impairment, many factors are considered, including estimated current and expected operating cash flows from the property during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of such real estate owned in the ordinary course of business. Impairment charges may be necessary in the event discount rates, capitalization rates, lease-up periods, future economic conditions, and other relevant factors vary significantly from those assumed in valuing the property.

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

        We recognize sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gain on real estate sold is recognized using the full accrual method when the collectability of the sale price is reasonably assured and we are not obligated to perform significant activities after the sale. Gain may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.

Revenue Recognition

        Interest income—Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or "interest" method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of all contractual principal is not probable. Income recognition is

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

resumed when the loan becomes contractually current and performance is resumed. We record interest income on certain impaired loans to the extent cash is received, as the borrower continues to make interest payments. We record loan loss reserves related to these loans when it is deemed that full recovery of principal and interest is not probable.

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

        Other income, net—Other income, net represents loan structuring, modification, defeasance, and miscellaneous asset management fees associated with our loans and investments portfolio as well as net interest income and gains and losses recorded on our linked transactions. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

Investments in Equity Affiliates

        We invest in joint ventures that are formed to acquire, develop and/or sell real estate assets. These joint ventures are not majority owned or controlled by us, or are VIEs for which we are not the primary beneficiary, and are not consolidated in our financial statements. These investments are recorded under either the equity or cost method of accounting as deemed appropriate. We record our share of the net income and losses from the underlying properties of our equity method investments and any other-than-temporary impairment on these investments on a single line item in the consolidated statements of income as income or losses from equity affiliates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        We have granted certain of our employees, directors, and employees of our Manager, stock awards consisting of shares of our common stock that vest immediately or annually over a multi-year period, subject to the recipient's continued service to us. We record stock-based compensation expense at the grant date fair value of the related stock-based award with subsequent remeasurement for any unvested shares granted to non-employees with such amounts expensed against earnings, at the grant date (for the portion that vests immediately) or ratably over the respective vesting periods. Dividends are paid on restricted stock as dividends are paid on shares of our common stock whether or not they are vested. Stock-based compensation is disclosed in our consolidated statements of income under "employee compensation and benefits" for employees and under "selling and administrative" expense for non-employees.

Income Taxes

        We organize and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income that is distributed to its stockholders, provided that it distributes at least 90% of its REIT taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. Our assets or operations that would not otherwise comply with the REIT requirements are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income tax.

        Current accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides clarity on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Other Comprehensive Income

        We divide comprehensive income or loss into net income and other comprehensive income (loss), which includes unrealized gains and losses on available-for-sale securities. In addition, to the extent our derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss).

Earnings Per Share

        We present both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

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

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings.

        In connection with our interest rate risk management, we periodically hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. Specifically, our derivative financial instruments are used to manage differences in the amount, timing, and duration of our expected cash receipts and our expected cash payments principally related to our investments and borrowings. Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have entered into various interest rate swap agreements to hedge our exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index; and (iii) use of LIBOR rate caps in loan agreements.

        In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. We do not use derivatives for trading or speculative purposes. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. In cases where a derivative financial instrument is terminated early, any gain or loss is generally amortized over the remaining life of the hedged item.

        In certain circumstances, we have financed the purchase of Residential Mortgage Backed Securities ("RMBS") investments through a repurchase agreement with the same counterparty, which qualified as a linked transaction. If both transactions were entered into contemporaneously or in contemplation of each other, the transactions were presumed to be linked transactions unless certain criteria were met, and we accounted for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which was reported in other assets on the consolidated balance sheets with changes in the fair value of the assets and liabilities underlying linked transactions and associated interest income and expense reported in other income on the consolidated statements of income. The analysis of transactions under these rules required management's judgment and experience. The fair value of linked transactions reflected the value of the underlying RMBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments. Linked transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions was reported in other income on the consolidated statements of income.

        We have no master netting or similar arrangements and do not offset derivatives.

Variable Interest Entities

        We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes, CDOs and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in our determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLOs, and investments in debt securities were potential VIEs or variable interests in VIEs. See Note 9—"Variable Interest Entities" for our evaluation.

Recently Issued Accounting Pronouncements

        In January 2015, the Financial Accounting Standards Board ("FASB") eliminated the concept of extraordinary items and thus the requirement to assess whether an event or transaction require extraordinary classification on the financial statements. The guidance is effective for the first quarter of 2016. We expect to early adopt this new guidance in the first quarter of 2015 and we do not expect it to have a material effect on our consolidated financial statements.

        In June 2014, the FASB issued updated guidance that changes how repurchase agreements determined to be linked transactions are recorded. Under the new guidance, the repurchase agreement is to be accounted for separately from the initial transfer of the financial asset and not as a forward contract derivative. The guidance is effective for transactions outstanding as of the first quarter of 2015. We do not expect this guidance to have a material effect on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2—Summary of Significant Accounting Policies (Continued)

        In May 2014, the FASB issued updated guidance on the recognition of revenue relating to the transfer of goods, services and non-financial assets. This guidance does not pertain to financial instrument contracts and thus does not have a material effect on our consolidated financial statements.

        In April 2014, the FASB issued updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. As a result of this new guidance, future dispositions of real estate owned assets may no longer meet the criteria to be considered as discontinued operations. The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. We early adopted this new guidance in the first quarter of 2014 and it did not have a material effect on our consolidated financial statements.

Note 3—Loans and Investments

        The following table sets forth the composition of our loan and investment portfolio at December 31, 2014 and 2013:

	December 31, 2014	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio(2)	Last Dollar LTV Ratio(3)
Bridge loans	$1,273,439,238	80%	101	5.19%	19.8	0%	74%
Mezzanine loans	76,392,650	5%	17	9.78%	37.1	47%	81%
Junior participation loans	104,091,952	7%	4	4.62%	12.3	86%	88%
Preferred equity investments	133,505,658	8%	17	6.11%	45.5	62%	84%

	1,587,429,498	100%	139	5.45%	22.3	13%	76%

Unearned revenue	(12,466,528)
Allowance for loan losses	(115,487,320)

Loans and investments, net	$1,459,475,650

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

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

(1)
"Weighted Average Pay Rate" is a weighted average, based on the unpaid principal balances of each loan in our portfolio, of the interest rate that is required to be paid monthly as stated in the individual loan agreements. Certain loans and investments that require an additional rate of interest "Accrual Rate" to be paid at the maturity are not included in the weighted average pay rate as shown in the table.

(2)
The "First Dollar LTV Ratio" is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

(3)
The "Last Dollar LTV Ratio" is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

Concentration of Credit Risk

        We operate in one portfolio segment, commercial mortgage loans and investments. Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk. We are subject to concentration risk in that, as of December 31, 2014, the unpaid principal balance related to 31 loans with five different borrowers represented approximately 23% of total assets. At December 31, 2013, the unpaid principal balance related to 28 loans with five different borrowers represented approximately 30% of total assets. In addition, in 2014 and 2013, no single loan or investment represented 10% of our total assets. In 2013, we generated approximately 11% of revenue from the Chetrit Group L.L.C.

        We measure our relative loss position for our mezzanine loans, junior participation loans, and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral. We determine our loss position on both a first dollar loan-to-value ("LTV") and a last dollar LTV basis. First dollar LTV is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position. Last dollar LTV is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

        We assign a credit risk rating to each loan and investment. Individual ratings range from one to five, with one being the lowest risk and five being the highest. Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. This metric provides a helpful snapshot of portfolio quality and credit risk. Given our asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating. That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a "high-risk" loan. All assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance is reviewed, and forward-looking projections are created. Generally speaking, given our typical loan and investment profile, a risk rating of three suggests that we expect the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired. A risk rating of four indicates we anticipate that the loan will require a modification of some kind. A risk rating of five indicates we expect the loan to underperform over its term, and there could be loss of interest and/or principal. Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications. Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

        As a result of the loan review process at December 31, 2014 and 2013, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

approximately $189.4 million and $187.5 million, respectively, and a weighted average last dollar LTV ratio of 94% and 93%, respectively.

        A summary of the loan portfolio's weighted average internal risk ratings and LTV ratios by asset class as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multifamily	$1,157,462,400	72.9%	2.9	10%	73%
Office	230,491,164	14.5%	3.3	29%	79%
Land	128,367,601	8.1%	3.9	6%	88%
Hotel	66,250,000	4.2%	3.5	32%	83%
Retail	3,158,333	0.2%	2.5	72%	80%
Commercial	1,700,000	0.1%	3.5	63%	67%

Total	$1,587,429,498	100.0%	3.1	13%	76%

	December 31, 2013
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multifamily	$1,068,529,815	64.4%	3.3	14%	75%
Office	358,832,526	21.6%	3.2	32%	82%
Land	116,751,563	7.0%	4.0	3%	88%
Hotel	69,181,252	4.2%	3.8	26%	84%
Commercial	24,900,145	1.5%	3.0	3%	49%
Condo	15,250,000	0.9%	3.7	41%	65%
Retail	6,750,000	0.4%	2.5	0%	63%

Total	$1,660,195,301	100.0%	3.3	17%	77%

Geographic Concentration Risk

        As of December 31, 2014, 28%, 14% and 10% of the outstanding balance of our loans and investments portfolio had underlying properties in New York, Florida and Texas, respectively. As of December 31, 2013, 36%, 10% and 8% of the outstanding balance of our loans and investments portfolio had underlying properties in New York, Texas and Florida, respectively.

Impaired Loans and Allowance for Loan Losses

        We perform an evaluation of the loan portfolio quarterly to assess the performance of our loans and whether a reserve for impairment should be recorded. We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

        During the year ended December 31, 2014, we determined that the fair value of the underlying collateral securing four impaired loans with an aggregate carrying value of $151.9 million was less than the net carrying value of the loans, resulting in a $9.0 million provision for loan losses. In addition, during 2014, we recorded $9.3 million of net recoveries of previously recorded loan loss reserves resulting in a $(0.3) million net recovery provision. These recoveries were recorded in provision for loan losses on the consolidated statements of income. Of the $9.0 million of loan loss reserves recorded during 2014, $3.8 million was attributable to loans on which we had previously recorded reserves, while $5.2 million of reserves related to other loans in our portfolio.

        During the year ended December 31, 2013, we determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $31.5 million was less than the net carrying value of the loans, resulting in a $6.5 million provision for loan losses. In addition, during 2013, we recorded $2.2 million of net recoveries of previously recorded loan loss reserves resulting in a net $4.3 million provision for loan losses. Of the $6.5 million of loan loss reserves recorded during 2013, $1.0 million was attributable to loans on which we had previously recorded reserves, while $5.5 million of reserves related to other loans in our portfolio.

        During the year ended December 31, 2012 we determined that the fair value of the underlying collateral securing eight impaired loans with an aggregate carrying value of $94.6 million was less than the net carrying value of the loans, resulting in a $23.8 million provision for loan losses. In addition, during 2012, we recorded $0.9 million of net recoveries of previously recorded loan loss reserves resulting in a net provision for loan losses of $22.9 million. Of the $23.8 million of loan loss reserves recorded during 2012, $18.9 million was attributable to loans on which we had previously recorded reserves, while $4.9 million of reserves related to other loans in our portfolio.

        At December 31, 2014, we had a total of ten loans with an aggregate carrying value, before loan loss reserves, of $221.6 million for which impairment reserves have been recorded. At December 31, 2013, we had a total of 15 loans with an aggregate carrying value, before loan loss reserves, of $207.5 million for which impairment reserves have been recorded. At December 31, 2012, we had a total of 20 loans with an aggregate carrying value, before loan loss reserves, of $240.2 million for which impairment reserves have been recorded.

        A summary of the changes in the allowance for loan losses is as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Allowance at beginning of the period	$122,277,411	$161,706,313	$185,381,855
Provision for loan losses	9,026,712	6,500,000	23,828,224
Charge-offs	(6,501,079)	(24,713,459)	(46,585,800)
Charge-off on loan converted to other assets	—	(19,000,000)	—
Recoveries of reserves	(9,315,724)	(2,215,443)	(917,966)

Allowance at end of the period	$115,487,320	$122,277,411	$161,706,313

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

        Fiscal 2014 charge-off activity was comprised of a $6.5 million charge-off to previously recorded reserves from the write-off of a mezzanine loan and a bridge loan that had an aggregate carrying value of $11.9 million.

        Fiscal 2013 charge-off activity was comprised of a $23.2 million charge-off to previously recorded reserves from the write-off of several loans that had an aggregate carrying value of $23.2 million; a $19.0 million charge-off in connection with the transfer of land that was held as collateral for a $25.0 million loan to other assets at a fair value of $6.0 million; and a $1.5 million charge-off in connection with receiving proceeds of $4.4 million from the sale of a $5.9 million bridge loan. The land transferred to other assets is 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John's River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. This land was held as collateral by a joint venture that we assumed full ownership of and the related loan was consolidated.

        Fiscal 2012 charge-off activity was comprised of a $42.8 million charge-off to previously recorded reserves from the write-off of several loans that had an aggregate carrying value of $43.4 million; and a $3.8 million charge-off to previously recorded reserves as a result of us receiving principal payoffs of $1.6 million on two loans with a total carrying value of $5.5 million.

        A summary of charge-offs and recoveries is as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Charge-offs:
Multifamily	$(6,501,079)	$(4,789,815)	$(10,773,141)
Office	—	(6,252,129)	(5,812,659)
Land	—	(19,000,000)	—
Hotel	—	(3,671,515)	(30,000,000)
Condo	—	(10,000,000)	—

Total	$(6,501,079)	$(43,713,459)	$(46,585,800)

Recoveries:
Multifamily	$(7,815,724)	$(1,510,949)	$(121,898)
Office	(1,500,000)	(704,494)	(796,068)

Total	$(9,315,724)	$(2,215,443)	$(917,966)

Net Recoveries (Charge-offs)	$2,814,645	$(41,498,016)	$(45,667,834)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	0.2%	(2.6)%	(3.0)%

        There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of December 31, 2014, 2013 and 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

        We have six loans with an unpaid principal balance totaling approximately $117.0 million at December 31, 2014, which mature in September 2017, that are collateralized by a land development project. The loans do not carry a pay rate of interest, but four of the loans with an unpaid principal balance totaling approximately $101.9 million entitle us to a weighted average accrual rate of interest of approximately 9.60%. We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful. We have recorded cumulative allowances for loan losses of $46.5 million related to these loans as of December 31, 2014. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

        A summary of our impaired loans by asset class is as follows:

	Year Ended December 31, 2014
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multifamily	$39,239,894	$39,232,710	$36,469,894	$52,487,834	$763,208
Office	36,086,582	30,498,273	23,972,444	36,086,582	1,788,152
Land	121,810,400	117,621,457	51,344,982	118,948,175	—
Hotel	34,750,000	34,249,959	3,700,000	17,375,000	664,678

Total	$231,886,876	$221,602,399	$115,487,320	$224,897,591	$3,216,038

	Year Ended December 31, 2013
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multifamily	$65,735,773	$65,186,623	$50,786,697	$62,602,118	$2,566,914
Office	36,086,582	29,474,065	23,972,444	37,224,695	1,585,520
Land	116,085,950	112,810,558	47,518,270	127,561,228	—

Total	$217,908,305	$207,471,246	$122,277,411	$227,388,042	$4,152,434

(1)
Represents the unpaid principal balance of impaired loans less unearned revenue and other holdbacks and adjustments by asset class.

(2)
Represents an average of the beginning and ending unpaid principal balance of each asset class.

        As of December 31, 2014, three loans with an aggregate net carrying value of approximately $7.0 million, net of related loan loss reserves on two of the loans of $34.0 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2013, five loans with an aggregate net carrying value of approximately $10.7 million, net of related loan loss reserves of $39.6 million, were

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

classified as non-performing, of which one loan with a carrying value of $0.6 million did not have a loan loss reserve.

        A summary of our non-performing loans by asset class as of December 31, 2014 and 2013 is as follows:

	December 31, 2014			December 31, 2013
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multifamily	$32,765,799	$765,799	$32,000,000	$42,054,539	$32,000,000	$10,054,539
Office	8,277,757	—	8,277,757	8,277,844	—	8,277,844

Total	$41,043,556	$765,799	$40,277,757	$50,332,383	$32,000,000	$18,332,383

        At December 31, 2014, we did not have any loans contractually past due 90 days or more that are still accruing interest.

        During the year ended December 31, 2014, we refinanced and/or modified one loan with an aggregate unpaid principal balance of $35.0 million which was considered by us to be a troubled debt restructuring. During the year ended December 31, 2013, we refinanced and/or modified four loans with an aggregate unpaid principal balance of $52.5 million, which were not considered by us to be troubled debt restructurings; however, two loans with a combined unpaid principal balance of $14.6 million that were extended during 2013 were considered to be trouble debt restructurings. We had no unfunded commitments on the modified and extended loans which were considered troubled debt restructurings as of December 31, 2014 and 2013.

        A summary of loan modifications and extensions by asset class that we considered to be troubled debt restructurings during the year ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31, 2014
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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 3—Loans and Investments (Continued)

        There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of December 31, 2014 and 2013 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the years ended December 31, 2014 and 2013. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

        As of December 31, 2014, we had total interest reserves of $14.1 million on 55 loans with an aggregate unpaid principal balance of $734.0 million.

Note 4—Securities

        The following is a summary of our securities classified as available-for-sale at December 31, 2014:

	Face Value	Amortized Cost	Cumulative Unrealized (Loss) / Gain	Carrying Value / Estimated Fair Value
Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$(100,000)	$2,000,000
Common equity securities	—	58,789	440,920	499,709

Total available-for-sale securities	$2,100,000	$2,158,789	$340,920	$2,499,709

        The following is a summary of our securities classified as available-for-sale at December 31, 2013:

	Face Value	Amortized Cost	Cumulative Unrealized Gain	Cumulative Unrealized Loss	Carrying Value / Estimated Fair Value
Residential mortgage-backed security (RMBS)	$39,013,690	$34,049,310	$437,774	$(6,298)	$34,480,786
Commercial mortgage-backed security (CMBS)	2,100,000	2,100,000	—	—	2,100,000
Common equity securities	—	58,789	676,077	—	734,866

Total available-for-sale securities	$41,113,690	$36,208,099	$1,113,851	$(6,298)	$37,315,652

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 4—Securities (Continued)

        The following is a summary of the underlying credit rating of our available-for-sale debt securities at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
Rating(1)	#	Amortized Cost	Percent of Total	#	Amortized Cost	Percent of Total
AA+	—	$—	—	1	$93,715	—
CCC	—	—	—	1	18,417,402	51%
CCC–	1	2,100,000	100%	2	2,100,000	6%
NR	—	—	—	7	15,538,193	43%

	1	$2,100,000	100%	11	$36,149,310	100%

(1)
Based on the rating published by Standard & Poor's for each security. NR stands for "not rated."

        In the first quarter of 2014, we sold all of our RMBS investments, which had an aggregate carrying value of $33.4 million, for approximately $33.9 million and recorded a net gain of $0.5 million to other income, net on our consolidated statement of income, which includes the reclassification of a net unrealized gain of $0.4 million from accumulated other comprehensive loss on our consolidated balance sheet. Included in these sales were two RMBS investments with deteriorated credit quality that had an aggregate carrying value of $25.8 million and that were sold for $25.9 million. The RMBS investments were financed with two repurchase agreements totaling $25.3 million which were repaid with the proceeds. See Note 7—"Debt Obligations" for further details.

        During the fourth quarter of 2013, our RMBS investments were reclassified as available-for-sale from held-to-maturity as a result of a change in intent to hold the securities to maturity due to management's decision to redeploy capital into the core lending business. Accordingly, we reclassified RMBS investments with a carrying amount of $34.0 million, to available-for-sale at their estimated fair value of $34.4 million, with a net unrealized gain of $0.4 million recorded in accumulated other comprehensive loss on our consolidated balance sheet.

        We own a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties. The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of six years, but has an estimated life of approximately one year based on the extended maturity of the underlying asset and a fair value of $2.0 million and $2.1 million at December 31, 2014 and 2013, respectively.

        We own 2,939,465 shares of common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company, which had a fair value of approximately $0.5 million and $0.7 million at December 31, 2014 and 2013, respectively.

        Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. We evaluate these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value. Our evaluation is based on our assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 4—Securities (Continued)

securing the investments, levels of subordination and the ratings of the securities and the underlying collateral. No other-than-temporary impairment was recorded on our available-for-sale securities for the years ended December 31, 2014, 2013 and 2012.

        The weighted average yield on our CMBS and RMBS investments based on their face values was 1.80% and 4. 29%, including the amortization of premium and the accretion of discount, for the years ended December 31, 2014 and 2013, respectively.

Note 5—Investments in Equity Affiliates

        The following is a summary of our investments in equity affiliates at December 31, 2014 and 2013:

	Investments in Equity Affiliates at		Unpaid Principal Balance of Loans to Equity Affiliates at
Equity Affiliates	December 31, 2014	December 31, 2013	December 31, 2014
Lightstone Value Plus REIT L.P	$1,894,727	$1,894,727	$—
West Shore Café	1,872,661	1,690,280	1,687,500
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	98,578	—	4,994,166
Lexford Portfolio	100	100	112,740,000
930 Flushing & 80 Evergreen	—	92,199	—
450 West 33rd Street	—	—	—
Ritz-Carlton Club	—	—	—

Total	$4,869,066	$4,680,306	$119,421,666

        We account for the 450 West 33rd Street investment under the cost method of accounting and the remaining investments under the equity method.

        Lightstone Value Plus REIT L.P. / JT Prime—We owned approximately $56.0 million of preferred and common operating partnership units of Lightstone through a consolidated entity in which we have a two thirds interest. In addition, the consolidated entity had debt of approximately $50.2 million, which was secured by these operating partnership units. In September 2013, our portion of the preferred operating partnership units were redeemed by Lightstone for cash, at par, and the note related to our portion was repaid in full. As a result, we received cash of $2.0 million, reflecting our equity in the preferred operating partnership units redeemed. In the fourth quarter of 2013, the entity's operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated. The investment balance of approximately $1.9 million reflects the carrying value of the remaining common operating partnership units of Lightstone. At the time of deconsolidation, the $1.9 million carrying value of our remaining interest approximated its fair value. The fair value was determined by the latest issued tender offer by Lightstone for its common stock.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 5—Investments in Equity Affiliates (Continued)

        We own a 50% non-controlling interest in an unconsolidated joint venture, JT Prime, which holds preferred and common operating partnership units of Lightstone as well as a promissory note secured by these operating partnership units. In September 2013, our portion of the preferred operating partnership units were redeemed by Lightstone for cash, at par, and the note related to our portion was repaid in full. As a result, we received cash of $0.4 million and the carrying value of our investment in JT Prime was reduced to $0.4 million, reflecting our remaining interest in the common operating partnership units.

        The preferred operating partnership units yielded 4.63% and the loan bore interest at a rate of 4.00%. During the years ended December 31, 2013 and 2012, we recorded $1.8 million and $2.7 million, respectively, of dividends from the preferred and common operating partnership units which were reflected in interest income, and $1.3 million and $2.0 million, respectively, of interest expense in our consolidated statements of income.

        West Shore Café—We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. During the second quarter of 2014, we provided a $1.7 million first mortgage loan to acquire property adjacent to the original property, which matures in May 2017 and bears interest at a yield of LIBOR plus 4.00%.

        Issuers of Junior Subordinated Notes—We have invested a total of $0.6 million for 100% of the common shares of two affiliated entities of ours. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at variable rates based on three-month LIBOR. See Note 7—"Debt Obligations" for further details.

        East River Portfolio—In August 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, who together own an interest of 95%. In August 2014, we originated two bridge loans totaling $5.0 million with an interest rate of 5.5% over one-month LIBOR and a maturity date of August 2015. See Note 14—"Agreements and Transactions with Related Parties" for further details.

        Lexford Portfolio—We, along with third party investors, made a $0.1 million equity investment into Lexford, a portfolio of multifamily assets. Our portion of this investment is a $44,000 noncontrolling interest. We also had a $10.5 million interest in a $25.0 million preferred equity investment in Lexford with the same third party investors that was repaid during 2013. See Note 14—"Agreements and Transactions with Related Parties" for further details.

        930 Flushing & 80 Evergreen—We had a 12.5% preferred interest in a joint venture that owns and operates two commercial properties. We also had a $22.4 million bridge loan and a $0.5 million mezzanine loan outstanding to affiliated entities of the joint venture.

        In May 2014, our interest in the properties was sold for $7.9 million. As a result, we recorded a gain on sale of equity interest in our consolidated statements of income of approximately $7.9 million and reduced our investment to $0. We no longer have an interest in this investment. In July 2014, our outstanding loans totaling $22.9 million to this joint venture were repaid in full.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 5—Investments in Equity Affiliates (Continued)

        450 West 33rd Street—We were a participant in an investor group that owns a non-controlling interest in an office building at 450 West 33rd Street in Manhattan, New York. The investor group as a whole has a 1.44% retained ownership interest in the property and 50% of the property's air rights. We had a 29% interest in the 1.44% retained ownership interest and 50% air rights.

        In 2007, we, as part of the investor group, transferred control of the property and recorded deferred revenue of approximately $77.1 million. The gain was deferred as a result of the agreement of the joint venture members to guarantee a portion of the debt outstanding on the property. The guarantee was allocated to the members in accordance with their ownership percentages. Our portion of the guarantee was $76.3 million. In July 2014, the existing debt on the property was refinanced and our portion of the guarantee was terminated, resulting in the recognition of the $77.1 million deferred gain as well as a $19.0 million prepaid incentive management fee for a non-cash net gain of $58.1 million. See Note 14—"Agreements and Transactions with Related Parties" for details of the prepaid incentive fee recorded in 2007 related to this investment. In the third quarter of 2014, we made an additional investment of $0.3 million. In the fourth quarter of 2014, we sold our remaining interest in this property for $1.1 million and recorded a gain on sale of $0.8 million. We no longer have an interest in this investment.

        Ritz-Carlton Club—We own a 19.09% non-controlling interest with a 10% return subject to certain conditions in the Ritz-Carlton Club, a condominium project in Lake Tahoe, California. During 2012, we recorded $0.8 million of losses from the entity against the equity investment reducing the balance of our investment to $0.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 5—Investments in Equity Affiliates (Continued)

Summarized Financial Information

        The condensed combined balance sheets for our unconsolidated investments in equity affiliates accounted for under the equity method at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
Condensed Combined Balance Sheets	2014	2013
Assets:
Cash and cash equivalents	$22,552	$13,101
Real estate assets	639,813	697,484
Other assets	19,169	19,618

Total assets	$681,534	$730,203

Liabilities:
Notes payable	$691,488	$734,693
Other liabilities	22,653	19,607

Total liabilities	714,141	754,300

Stockholders' equity Arbor(1)	4,291	4,102
Stockholders' deficit	(36,898)	(28,199)

Total stockholders' deficit	(32,607)	(24,097)

Total liabilities and deficit	$681,534	$730,203

(1)
Combined with $0.6 million of equity relating to the issuance of junior subordinated notes, equals $4.9 million of investments in equity affiliates, at December 31, 2014. Combined with $0.6 million of equity relating to the issuance of junior subordinated notes, equals $4.7 million of investments in equity affiliates, at December 31, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 5—Investments in Equity Affiliates (Continued)

        The condensed combined statements of operations for our unconsolidated investments in equity affiliates accounted for under the equity method for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	Year Ended
Statements of Operations:	2014	2013	2012
Revenue:
Rental income	$89,192	$85,551	$80,472
Interest income	259	478	813
Operating income	4,168	5,709	8,619
Reimbursement income	6,501	6,653	5,427
Other income	7,993	6,686	6,436

Total revenues	108,113	105,077	101,767

Expenses:
Operating expenses	59,266	58,265	60,257
Interest expense	33,033	36,061	36,315
Depreciation and amortization	26,793	23,345	22,283
Other expenses	621	493	27

Total expenses	119,713	118,164	118,882

Net loss	$(11,600)	$(13,087)	$(17,115)

Arbor's Share of income (loss)	$249	$(204)	$(698)

Note 6—Real Estate Owned and Held-For-Sale

Real Estate Owned

	December 31, 2014			December 31, 2013
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$5,538,844	$9,393,651	$14,932,495	$11,382,579	$10,893,651	$22,276,230
Building and intangible assets	31,249,869	58,818,891	90,068,760	46,115,430	61,632,645	107,748,075
Less:
Accumulated depreciation and amortization	(7,414,267)	(12,661,347)	(20,075,614)	(8,598,915)	(9,707,213)	(18,306,128)

Real estate owned, net	$29,374,446	$55,551,195	$84,925,641	$48,899,094	$62,819,083	$111,718,177

        Our real estate owned assets were comprised of three multifamily properties (the "Multifamily Portfolio") and four hotel properties (the "Hotel Portfolio") at December 31, 2014, and six multifamily properties and five hotel properties at December 31, 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 6—Real Estate Owned and Held-For-Sale (Continued)

        In July 2014, a property in the Multifamily Portfolio was sold to a third party for $3.1 million. In connection with this sale, we recorded a loss on sale of $0.2 million and a reduction of the mortgage note payable of $3.4 million. During the first quarter of 2014, we recorded an impairment loss of $0.3 million related to this property as a result of an impairment analysis based on the indicators of value from the market participants. In the third quarter of 2014, three properties in the Multifamily Portfolio were classified as held-for sale with a total carrying value of $26.4 million and a first lien mortgage of $23.8 million and in the fourth quarter of 2014, a property in the Hotel Portfolio was classified as held-for-sale with a carrying value of $5.0 million.

        In the second quarter of 2014, a property in the Multifamily Portfolio with a carrying value of $11.4 million and a first lien mortgage of $11.0 million was reclassified from real estate held-for-sale to real estate owned, net as a proposed sale for this property failed to close and the property no longer met the requirements for classification as discontinued operations or real estate held-for-sale. In connection with this reclassification, we recorded depreciation of $0.3 million in the second quarter of 2014.

        As of December 31, 2014 and 2013, the Multifamily Portfolio had a mortgage note payable of $21.9 million and $42.7 million, respectively.

Real Estate Held-For-Sale

        As described above, during the third quarter of 2014, three properties in the Multifamily Portfolio were classified as held-for sale with a carrying value of $26.4 million and a first lien mortgage of $23.8 million and during the fourth quarter of 2014, a property in the Hotel Portfolio was classified as held-for sale with a carrying value of $5.0 million. In the fourth quarter of 2014, two Multifamily Portfolio properties classified as held-for-sale with a combined carrying value of $16.5 million were sold for a net gain of approximately $1.8 million. In the first quarter of 2015, we sold the remaining held-for-sale property in our Multifamily Portfolio and the property in the Hotel Portfolio for a total of approximately $18.8 million and expect to recognize a gain of approximately $4.1 million.

        The results of operations for properties classified as held-for-sale are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Property operating income	$7,530,400	$7,292,340	$6,717,530
Expenses:
Property operating expense	6,053,586	6,256,997	6,014,230
Depreciation	1,604,030	1,683,253	1,418,355

Net Loss	$(127,216)	$(647,910)	$(715,055)

        During the year ended December 31, 2012, we sold an apartment building in Tucson, Arizona and a hotel in St. Louis, Missouri and recorded a net gain on sale of real estate held-for-sale of $3.5 million in our consolidated statements of income. Additionally, one of the properties in the Hotel Portfolio was sold to a third party and we recorded a gain on sale of $0.5 million, and we surrendered an office

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 6—Real Estate Owned and Held-For-Sale (Continued)

building in Indianapolis, Indiana to the first mortgage lender in full satisfaction of the mortgage note payable and recorded income from discontinued operations of $1.2 million related to the reversal of accrued liabilities which were not incurred.

        As of December 31, 2014, 2013 and 2012, our Multifamily Portfolio had a weighted average occupancy rate of approximately 90%, 85% and 85%, respectively. As of December 31, 2014, 2013 and 2012, our Hotel Portfolio had a weighted average occupancy rate of approximately 51%, 48% and 48%, respectively. For the years ended December 31, 2014, 2013 and 2012, our Hotel Portfolio had a weighted average daily rate of approximately $76, $79 and $86, respectively, and a weighted average revenue per available room of approximately $39, $38 and $41, respectively.

        Our real estate assets had restricted cash balances totaling $1.7 million and $0.9 million as of December 31, 2014 and 2013, respectively, due to escrow requirements.

Note 7—Debt Obligations

        We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

Credit Facilities and Repurchase Agreements

        The following table outlines borrowings under our credit facilities and repurchase agreements as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate
$100 million warehousing credit facility	$92,520,637	$128,593,000	2.45%	$33,300,540	$45,705,813	2.46%
$75 million warehousing credit facility	42,975,000	58,000,000	2.45%	30,838,180	46,774,000	2.70%
$60 million warehousing credit facility	29,890,563	45,422,236	2.20%	15,063,750	21,800,000	2.20%
$33 million warehousing credit facility	—	—	—	33,000,000	55,000,000	2.45%
$20 million revolving credit facility	—	—	—	20,000,000	—	8.50%
$15 million term credit facility	15,000,000	—	7.50%	—	—	—
Repurchase agreement	—	—	—	12,497,000	15,536,049	1.75%
Repurchase agreement	—	—	—	14,425,553	18,944,735	2.00%

Total credit facilities and repurchase agreements	$180,386,200	$232,015,236	2.84%	$159,125,023	$203,760,597	3.16%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

        At December 31, 2014 and 2013, the weighted average interest rate for our credit facilities and repurchase agreements was 2.84% and 3.16%, respectively. Including certain fees and costs, the weighted average interest rate was 3.06% and 3.57% at December 31, 2014 and 2013, respectively. There were no interest rate swaps on these facilities at December 31, 2014 and 2013.

        In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. In 2013, we amended the facility, increasing the committed amount to $75.0 million, decreased the rate of interest from 275 basis points over LIBOR to 225 basis points over LIBOR, decreased certain commitment, warehousing and non-use fees and extended the maturity to April 2015. In March 2014, the facility's committed amount was increased to $110.0 million, which included a temporary increase of $10.0 million that was repaid in April 2014 as part of the issuance of our third CLO, and required a 0.13% commitment fee, which was increased to 0.35% upon an amendment in August 2014 that included the elimination of advance fees. The facility has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us. The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. The facility has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.

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

        In June 2013, we entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties. In February 2014, we amended the facility, increasing the committed amount to $45.0 million, and in April 2014 the committed amount was increased to $60.0 million. The facility bears interest at a rate of 200 basis points over LIBOR, matures in April 2015, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset. The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or is in the process of foreclosure, subject to certain conditions. The facility

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.

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

        In May 2012, we entered into a $15.0 million committed revolving line of credit with a one year term, which was secured by a portion of the bonds originally issued by our CDO entities that have been repurchased by us. This facility had a 1% commitment fee, a 1% non-use fee and paid interest at a fixed rate of 8% on any drawn portion of the line. In January 2013, we amended the facility, increasing the committed amount to $20.0 million and a fixed rate of interest of 8.5% on any drawn portion of the $20.0 million commitment. The amendment also required a 1% commitment fee and a 1% non-use fee. In May 2013, we extended the facility to a maturity in May 2014 with a one year extension option and a 1% extension fee, as well as amended the facility to have an 8.5% non-use fee on the first $5.0 million not borrowed and a 1% non-use fee on the remaining funds not borrowed. In May 2014, the facility was repaid in full from proceeds received from the issuance of senior unsecured notes.

        In August 2014, we entered into a $15.0 million term facility with a maturity in August 2015, a fixed interest rate of 7.5% and no commitment or non-use fees. The facility is secured by a portion of the bonds originally issued by our CDO III entity that have been repurchased by us.

        In July 2011, we entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments. During the first quarter of 2014, we paid off the remaining balance of $12.5 million due to the sale of our RMBS investments as well as principal paydowns received. See Note 4—"Securities" for further details. The facility bore interest at a rate of 125 to 200 basis points over LIBOR.

        In June 2012, we entered into a repurchase agreement with a financial institution to finance the purchase of RMBS investments. During the first quarter of 2014, we paid off the remaining balance of $14.4 million due to the sale of our RMBS investments as well as principal paydowns received. The facility bore interest at a rate of 180 to 185 basis points over LIBOR.

        In January 2015, we entered into a $150.0 million warehouse repurchase facility with a financial institution to finance a significant portion of the unwind of our CDO I and CDO II vehicles. The facility bears interest at a rate of 212.5 basis points over LIBOR on senior mortgage loans, 350.0 basis points over LIBOR on junior mortgage loans and has a two year term with a one year extension option. The facility also has a structuring fee of 50 basis points and contains certain financial covenants and restrictions. See "Collateralized Debt Obligations" below.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

Collateralized Debt Obligations (CDOs)

        The following table outlines borrowings and the corresponding collateral under our CDOs as of December 31, 2014:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Restricted Cash(2)	Collateral At-Risk(3)
CDO I	$69,972,159	$75,402,789	$222,903,486	$174,460,160	$5,232,226	$180,691,292
CDO II	97,906,092	103,484,624	192,522,685	143,824,571	69,412,808	106,139,494
CDO III	144,192,804	152,507,713	202,758,120	171,457,394	64,771,797	147,049,346

Total CDOs	$312,071,055	$331,395,126	$618,184,291	$489,742,125	$139,416,831	$433,880,132

        The following table outlines borrowings and the corresponding collateral under our CDOs as of December 31, 2013:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Restricted Cash(2)	Collateral At-Risk(3)
CDO I	$126,753,077	$132,399,560	$284,758,473	$237,194,618	$79,986	$179,466,954
CDO II	196,046,587	201,847,417	362,150,693	312,859,875	1,719,760	187,213,841
CDO III	296,754,194	305,376,004	395,783,494	365,236,505	23,607,813	240,503,823

Total CDOs	$619,553,858	$639,622,981	$1,042,692,660	$915,290,998	$25,407,559	$607,184,618

        CDO I—Issued four investment grade tranches in January 2005 with a reinvestment period through April 2009 and a stated maturity date of February 2040. Interest is variable based on three-month LIBOR; the weighted average note rate was 3.23% and 3.12% at December 31, 2014 and 2013, respectively.

        CDO II—Issued nine investment grade tranches in January 2006 with a reinvestment period through April 2011 and a stated maturity date of April 2038. Interest is variable based on three-month LIBOR; the weighted average note rate was 6.22% and 3.74% at December 31, 2014 and 2013, respectively.

        CDO III—Issued ten investment grade tranches in December 2006 with a reinvestment period through January 2012 and a stated maturity date of January 2042. Interest is variable based on three-month LIBOR; the weighted average note rate was 0.98% and 0.75% at December 31, 2014 and 2013, respectively.

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

December 31, 2014

Note 7—Debt Obligations (Continued)

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

        At December 31, 2014 and 2013, the aggregate weighted average note rate for our CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 3.13% and 2.18%, respectively. Excluding the effect of swaps, the weighted average note rate at December 31, 2014 and 2013 was 1.07% and 0.83%, respectively. Including certain fees and costs, the weighted average note rate was 5.26% and 3.26% at December 31, 2014 and 2013, respectively.

        In January 2005, we completed our first CDO vehicle, issuing to third party investors four tranches of investment grade collateralized debt obligations ("CDO I") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2004-1, Ltd. ("the Issuer"). At inception, the Issuer held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $469.0 million, which serve as collateral for CDO I. The Issuer issued investment grade notes with an initial principal amount of approximately $305.0 million and a wholly-owned subsidiary of ours purchased the preferred equity interests of the Issuer. The four investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.77%. The outstanding debt balance is reduced as loans are repaid. We incurred approximately $7.2 million of issuance costs which is amortized on a level yield basis over the average estimated life of CDO I. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $56.8 million and $7.2 million were distributed in 2014 and 2013, respectively. The CDO liability is also reduced as the notes are purchased by us—see below.

        In January 2006, we completed our second CDO vehicle, issuing to third party investors nine tranches of investment grade collateralized debt obligations ("CDO II") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2005-1, Ltd. ("the Issuer II"). At inception, the Issuer II held assets, consisting primarily of bridge loans, mezzanine loans and cash totaling approximately $475.0 million, which serve as collateral for CDO II. The Issuer II issued investment grade notes with an initial principal amount of approximately $356.0 million and a wholly-owned subsidiary of ours purchased the preferred equity interests of the Issuer II. The nine investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.74%. The outstanding debt balance is reduced as loans are repaid. We incurred approximately $6.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO II. Investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $98.1 million and $34.1 million were distributed and recorded as a reduction of the CDO II liability during 2014 and 2013, respectively. The CDO liability is also reduced as the notes are purchased by us—see below.

        In December 2006, we completed our third CDO vehicle, issuing to third party investors ten tranches of investment grade collateralized debt obligations ("CDO III") through a newly-formed wholly-owned subsidiary, Arbor Realty Mortgage Securities Series 2006-1, Ltd. ("the Issuer III"). At

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

inception, the Issuer III held assets, consisting primarily of bridge loans, mezzanine loans, junior participation loans, preferred equity investments and cash totaling approximately $500.0 million, which serve as collateral for CDO III. The Issuer III issued investment grade notes with an initial principal amount of approximately $547.5 million, including a $100.0 million revolving note class that provides a revolving note facility and a wholly-owned subsidiary of ours purchased the preferred equity interests of the Issuer III. The ten investment grade tranches were issued with floating rate coupons with an initial combined weighted average rate of three-month LIBOR plus 0.44% and the revolving note facility has a commitment fee of 0.22% per annum on the undrawn portion of the facility. The outstanding debt balance will be reduced as loans are repaid. Investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO. Proceeds distributed are recorded as a reduction of the CDO liability. Proceeds of $152.6 million and $120.8 million were distributed and recorded as a reduction of the CDO III liability during both 2014 and 2013, respectively. The CDO liability is also reduced as the investment grade notes are purchased by us—see below. We incurred approximately $9.7 million of issuance costs which is being amortized on a level yield basis over the average estimated life of CDO III. The outstanding note balance for CDO III was $152.5 million and $257.4 million at December 31, 2014 and 2013, respectively. CDO III has $100.0 million revolving note class that provides a revolving note facility. The outstanding revolving note facility for CDO III was $1.8 million and $48.0 million at December 31, 2014 and 2013, respectively.

        Proceeds from the sale of the 23 investment grade tranches issued in CDO I, CDO II and CDO III were used to repay outstanding debt under our repurchase agreements and notes payable. The assets pledged as collateral were contributed from our existing portfolio of assets. Each CDO has reached the end of its replenishment period.

        We account for these transactions on our consolidated balance sheet as financing facilities. Our CDOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements accordingly. The investment grade tranches are treated as secured financings, and are non-recourse to us.

        In January 2015, we completed the unwinding of CDO I and CDO II, redeeming $167.9 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO I and II's remaining assets within a new $150.0 million warehouse repurchase facility and our existing financing facilities, as well as with cash held by each CDO. As a result of this transaction, we generated approximately $30.0 million in cash equity and expect to expense $0.1 million of deferred fees in the first quarter of 2015. We also terminated the related basis and interest rate swaps and expect to incur a loss of $4.3 million in the first quarter of 2015. See Note 8—"Derivative Financial Instruments" for additional details.

        In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity, of which $19.3 million remains at December 31, 2014. In the first quarter of 2015, we unwound our CDO I and CDO II vehicles and reduced the balance of estimated interest by $11.0 million, recording a gain.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

        The following table sets forth the face amount and gain on extinguishment of our CDO bonds repurchased in the following periods by bond class:

	Year Ended December 31,
	2014		2013		2012
Class:	Face Amount	Gain	Face Amount	Gain	Face Amount	Gain
B	$—	$—	$—	$—	$13,000,000	$4,615,000
C	—	—	—	—	3,329,509	1,200,182
D	—	—	—	—	13,350,000	5,819,066
E	—	—	—	—	13,765,276	6,445,033
F	—	—	—	—	9,708,556	5,048,417
G	—	—	—	—	8,672,039	4,777,138
H	—	—	9,935,088	4,930,772	4,403,771	2,554,187

Total	$—	$—	$9,935,088	$4,930,772	$66,229,151	$30,459,023

Collateralized Loan Obligations (CLOs)

        The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2014:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash(1)	Collateral At-Risk(2)
CLO II	$177,000,000	$177,000,000	$252,353,210	$251,658,406	$7,284,919	$—
CLO III	281,250,000	281,250,000	315,390,280	313,932,084	59,245,183	—

Total CLOs	$458,250,000	$458,250,000	$567,743,490	$565,590,490	$66,530,102	$—

CLO II—Issued two investment grade tranches in January 2013 with a replacement period through February 2015 and a stated maturity date of February 2023. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.56%.

CLO III—Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date of May 2024. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.60%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

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

        In September 2012, we completed our first CLO ("CLO I"), issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries. Initially, the notes are secured by a portfolio of loan obligations with a face value of approximately $125.1 million, consisting primarily of bridge loans and a senior participation interest in a first mortgage loan that were contributed from our existing loan portfolio. The financing had a two-year replacement period that allowed the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. As of October 9, 2014, CLO I has past the reinvestment period and investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CLO. The aggregate principal amounts of the two classes of notes are $75.0 million of Class A senior secured floating rate notes and $12.5 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of $37.6 million. The notes have an initial weighted average interest rate of approximately 3.39% plus one-month LIBOR and interest payments on the notes are payable monthly. We incurred approximately $2.4 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the initial weighted average note rate was 4.35%. In the fourth quarter of 2014, we completed the unwind of CLO I redeeming $87.5 million of outstanding notes which were repaid with proceeds received from the refinancing of the remaining assets within our existing financing facilities and cash held by CLO I and expensed approximately $1.0 million of deferred fees in the fourth quarter of 2014 into interest expense on the consolidated statement of income.

        In January 2013, we completed our second CLO ("CLO II"), issuing to third party investors two tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries. As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $210.0 million, consisting primarily of bridge loans and a senior participation interest in

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

a first mortgage loan that were contributed from our existing loan portfolio. The financing has a two-year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. As of February 10, 2015, CLO II has past the reinvestment period and investor capital will be repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CLO. Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 90 days from the closing date of the CLO. Subsequently, the issuer owns loan obligations with a face value of approximately $260.0 million. The aggregate principal amounts of the two classes of notes were $156.0 million of Class A senior secured floating rate notes and $21.0 million of Class B secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of approximately $83.0 million. The notes have an initial weighted average interest rate of approximately 2.36% plus one-month LIBOR and interest payments on the notes are payable monthly, beginning on March 15, 2013, to and including February 15, 2023, the stated maturity date of the notes. We incurred approximately $3.2 million of issuance costs which is being amortized on a level yield basis over the average estimated life of the CLO. Including certain fees and costs, the initial weighted average note rate was 3.00%.

        In April 2014, we completed our third CLO ("CLO III"), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries. As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $307.3 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate 2.5 year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $67.7 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO, which was fully utilized in July 2014. Subsequently, the issuer owns loan obligations with a face value of approximately $375.0 million. The aggregate principal amounts of the three classes of notes are $221.3 million of Class A senior secured floating rate notes, $24.3 million of Class B secured floating rate notes and $35.8 million of Class C secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of approximately $93.8 million. The notes have an initial weighted average interest rate of approximately 2.39% plus one-month LIBOR and interest payments on the notes are payable monthly. Including certain fees and costs, the initial weighted average note rate was 3.07%.

        We account for these transactions on our consolidated balance sheet as financing facilities. Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements. The investment grade tranches are treated as secured financings, and are non-recourse to us.

        At December 31, 2014 and 2013, the aggregate weighted average note rate for our CLOs was 2.59% and 2.91%, respectively. Including certain fees and costs, the weighted average note rate was 3.14% and 3.49% at December 31, 2014 and 2013, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

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

        In August 2014, we issued an additional $35.0 million of the senior unsecured notes for net proceeds of approximately $32.5 million after deducting the issuance and underwriting discounts and offering expenses. Additionally, the underwriters exercised a portion of their over-allotment option for a $4.2 million aggregate principal amount providing additional net proceeds of $3.9 million. The notes can be redeemed by us after May 15, 2017. The interest is paid quarterly in February, May, August, and November starting in August 2014. Including certain fees and costs, the weighted average note rate was 8.06% at December 31, 2014. We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

        The carrying value of borrowings under our junior subordinated notes was $159.8 million and $159.3 million at December 31, 2014 and 2013, respectively, which is net of a deferred amount of $16.0 million and $16.6 million, respectively. These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and were not redeemable for the first two years. The current weighted average note rate was 3.01% at December 31, 2014 and 2013, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.07% and 3.06%, at December 31, 2014 and 2013, respectively. Including certain fees and costs, the weighted average note rate was 3.18% for both periods. The entities that issued the junior subordinated notes have been deemed VIEs. The impact of these VIEs with respect to consolidation is discussed in Note 9—"Variable Interest Entities."

        In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount. The notes bear interest equal to three month LIBOR plus a weighted average spread of 2.77%. The 12% increase to the face amount due upon maturity, which had a balance of $16.0 million at December 31, 2014, is being amortized into interest expense over the life of the notes. We also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized into interest expense over the life of the notes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

Notes Payable

        The following table outlines borrowings under our notes payable as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Junior loan participation, maturity of October 2018, secured by our interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 13.00%	—	—	750,000	750,000
Junior loan participation, maturity of September 2014, secured by our interest in a mezzanine loan with a principal balance of $3.0 million, participation interest is a fixed rate of 15.00%	—	—	450,000	450,000

Total notes payable	$1,300,000	$1,300,000	$2,500,000	$2,500,000

        At December 31, 2014 and 2013, the aggregate weighted average note rate for our notes payable was 0% and 4.26%, respectively. There were no interest rate swaps on the notes payable at December 31, 2014 and 2013.

        Our obligation to pay interest on the junior loan participations is based on the performance of the related loan. Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant. In the third quarter of 2014, we paid off our $0.8 million and $0.5 million junior loan participations. In March 2014, we entered into non-recourse junior loan participations with our Manager totaling $15.0 million on a $70.1 million bridge loan, with a weighted average variable interest rate of 7.20%. In May 2014, the junior loan participations with our Manager were paid off.

Mortgage Note Payable—Real Estate Owned and Held-For-Sale

        We have a first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a loan secured by the Multifamily Portfolio. At December 31, 2014 and 2013, the outstanding balance of this loan was $31.0 million and $53.8 million, respectively. The mortgage bears interest at a variable rate of one-month LIBOR plus 1.23% and in July 2014, the maturity date was extended to July 2015.

        In 2013, a property in the Multifamily Portfolio was classified as held-for-sale and accordingly, $11.0 million of the first lien mortgage related to this property was classified as held-for-sale. In the second quarter of 2014, it was determined that a sale of this property would not take place and the entire first lien mortgage was reclassified as real estate owned. In the third quarter of 2014, a property in the Multifamily Portfolio was sold and accordingly, we repaid the $3.4 million first mortgage related to this property. Additionally, in the third quarter of 2014, three properties in the Multifamily Portfolio were classified as held-for-sale and accordingly, $23.8 million of the first lien mortgage was classified as held-for-sale. In the fourth quarter of 2014, two of the properties classified as held-for-sale were sold

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

and the first lien mortgage was paid down $15.4 million. In the first quarter of 2015, we repaid the existing mortgage of $20.7 million and replaced it with a new $27.2 million mortgage.

        We made required paydowns of $4.0 million related to the Multifamily Portfolio first lien mortgage during 2014.

Debt Covenants

        Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios. We were in compliance with all financial covenants and restrictions at December 31, 2014.

        Our CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CDOs or CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests. Our CDOs and CLOs were in compliance with all such covenants as of December 31, 2014, as well as on the most recent determination dates in January 2015. In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CDO or CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDOs or CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

        The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination dates in January 2015:

Cash Flow Triggers	CDO III	CLO II	CLO III
Overcollateralization(1)
Current	111.34%	146.89%	133.33%
Limit	105.60%	144.25%	132.33%
Pass / Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	349.38%	313.35%	274.85%
Limit	105.60%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass

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

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO I	CDO II	CDO III	CLO II	CLO III
January 2015(1)	—	—	111.34%	146.89%	133.33%
October 2014	173.33%	161.20%	110.65%	146.89%	133.33%
July 2014	171.01%	153.44%	109.20%	146.89%	133.33%
April 2014	184.35%	138.15%	108.74%	146.89%	—
January 2014	167.15%	137.87%	107.80%	146.89%	—

(1)
CLO I was redeemed in December 2014 and CDO I and CDO II were redeemed in January 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7—Debt Obligations (Continued)

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

Note 8—Derivative Financial Instruments

        The following is a summary of the derivative financial instruments held by us as of December 31, 2014 and 2013 (dollars in thousands):

		Notional Value						Fair Value
Designation\Cash Flow	Derivative	Count	December 31, 2014	Count	December 31, 2013	Expiration Date	Balance Sheet Location	December 31, 2014	December 31, 2013
Non-Qualifying	Basis Swaps	1	$3,000	1	$11,600	2015	Other Assets	$2	$5

Non-Qualifying	LIBOR Cap	1	$71,701	—	$—	2015	Other Assets	$—	$—

Qualifying	Interest Rate Swaps	12	$250,321	14	$297,532	2015 - 2017	Other Liabilities	$(13,908)	$(24,794)

Non-Qualifying	Forward Contracts	—	$—	8	$—	—	Other Assets	$—	$6,397

        The non-qualifying basis swaps hedges are used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. We are exposed to changes in the fair value of certain of our fixed rate obligations due to changes in benchmark interest rates and uses interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. During the year ended December 31, 2014, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement. During the year ended December 31, 2013, seven basis swaps matured with a combined notional value of approximately $499.4 million and the notional value of one basis swap decreased by approximately $92.6 million pursuant to the contractual terms of the respective swap agreement. We entered into a non-qualifying LIBOR cap hedge in the first quarter of 2014 due to a loan agreement requiring a LIBOR cap of 6%. A non-qualifying LIBOR cap hedge with a notional value of approximately $6.0 million also matured during 2013. For the years ended December 31, 2014, 2013 and 2012, the change in fair value of the non-qualifying swaps was less than $(0.1) million, $(0.1) million and $(1.4) million, respectively, and was recorded in interest expense on the consolidated statements of income.

        The change in the fair value of qualifying interest rate swap cash flow hedges was recorded in accumulated other comprehensive loss on the consolidated balance sheets. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 8—Derivative Financial Instruments (Continued)

expense as interest payments are made on our variable-rate debt. During the year ended December 31, 2014, two interest rate swaps matured with a combined notional value of approximately $32.0 million and the notional value on an interest rate swap decreased by approximately $15.0 million pursuant to the contractual terms of the respective swap agreement. During the year ended December 31, 2013, the notional value on an interest rate swap decreased by approximately $14.5 million pursuant to the contractual terms of the respective swap agreement. A qualifying LIBOR cap Hedge with a notional value of approximately $73.3 million also matured during 2013. As of December 31, 2014, we expect to reclassify approximately $(9.4) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item. As of December 31, 2014 and 2013, we had a net deferred loss of $1.1 million and $1.6 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements. We recorded $0.7 million, $0.9 million and $0.9 million as additional interest expense related to the amortization of the loss for the years ended December 31, 2014, 2013 and 2012, respectively, and $0.2 million as a reduction to interest expense related to the accretion of the net gains for each of the years ended December 31, 2014, 2013 and 2012. We expect to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

        The fair value of non-qualifying forward contracts was $6.4 million as of December 31, 2013 and was recorded in other assets on the consolidated balance sheets and consisted of $66.0 million of RMBS investments, which is net of $1.5 million of net unrealized losses in fair value, and $59.6 million of repurchase financing. The RMBS investments were financed with repurchase agreements and were accounted for as linked transactions which are considered forward contracts. The repurchase agreements generally financed 80% - 90% of the purchase and bore interest at a rate of 125 to 175 basis points over LIBOR. During the year ended December 31, 2014, we sold the eight remaining RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $65.7 million for approximately $65.8 million and recorded a net gain of $0.1 million related to the settlement of these linked transactions. During 2014, we received total principal paydowns on the RMBS of $2.7 million and paid down the associated repurchase agreements by $4.2 million, which includes a decrease in the amount financed on the repurchase agreements of $1.7 million. The eight RMBS investments were financed with repurchase agreements totaling $55.4 million which were repaid with the proceeds. For the years ended December 31, 2014 and 2013, we recorded $0.3 million and $1.9 million of net interest income, respectively, and a less than $0.1 million and $1.7 million decrease in fair value, respectively, to other income in the consolidated statements of income.

        In January 2015, CDO I and CDO II were unwound and the related basis and interest rate swaps with an aggregate notional value of $137.6 million and an aggregate fair value of $(4.3) million were terminated and recorded as a loss in the first quarter of 2015. See Note 7—"Debt Obligations—Collateralized Debt Obligations" for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 8—Derivative Financial Instruments (Continued)

        The following table presents the effect of our derivative financial instruments on the statements of income as of December 31, 2014, 2013 and 2012 (in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Year Ended December 31,			Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,			Amount of (Loss) Gain Recognized in Other Income For the Year Ended December 31,
Designation\Cash Flow	Derivative	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Non-Qualifying	Basis Swaps / Caps	$—	$—	$—	$—	$—	$—	$(1)	$(12)	$(22)	$—	$—	$—

Qualifying	Interest Rate Swaps / Cap	$1,318	$520	$7,699	$(12,654)	$(14,131)	$(16,565)	$—	$—	$—	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(45)	$(1,676)	$167

        The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of December 31, 2014 and 2013 of approximately $(15.0) million and $(26.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(13.9) million and $(24.8) million, respectively, deferred losses on terminated interest swaps of $(1.2) million and $(1.9) million, respectively, and deferred net gains on termination of interest swaps of $0.1 million and $0.3 million, respectively.

        We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2014 and 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(9.2) million and $(13.8) million, respectively. As of December 31, 2014 and 2013, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $9.6 million and $14.2 million, respectively, which is recorded in other assets in our consolidated balance sheets.

Note 9—Variable Interest Entities

        We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, senior unsecured notes, junior subordinated notes, CDOs and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDOs, CLOs and investments in mortgage related securities are potential VIEs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 9—Variable Interest Entities (Continued)

        Our involvement with VIEs primarily affects our financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with our derivative instruments.

Consolidated VIEs

        We consolidate our CDO and CLO subsidiaries, which qualify as VIEs, of which we are the primary beneficiary. These CDOs and CLOs invest in real estate and real estate-related securities and are financed by the issuance of CDO and CLO debt securities. We, or one of our affiliates, is named collateral manager, servicer, and special servicer for all CDO and CLO collateral assets which we believe gives us the power to direct the most significant economic activities of the entity. We also have exposure to CDO and CLO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CDO and CLO bond investors. As a result of consolidation, equity interests in these CDOs and CLOs have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CDOs and CLOs to third parties. Our operating results and cash flows include the gross amounts related to CDO and CLO assets and liabilities as opposed to our net economic interests in the CDO and CLO entities.

        Assets held by the CDOs and CLOs are restricted and can be used only to settle obligations of the CDOs and CLOs. The liabilities of the CDOs and CLOs are non-recourse to us and can only be satisfied from each CDOs and CLOs respective asset pool. Assets and liabilities related to the CDOs and CLOs are disclosed parenthetically, in the aggregate, in our consolidated balance sheets. See Note 7—"Debt Obligations" for further details.

        We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CDOs and CLOs.

Unconsolidated VIEs

        We have determined that we are not the primary beneficiary of 20 VIEs in which we have a variable interest as of December 31, 2014 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance. VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $520.4 million and exposure to real estate debt of approximately $2.3 billion at December 31, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 9—Variable Interest Entities (Continued)

        The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2014:

Type	Carrying Amount(1)	Maximum Exposure to Loss(2)
Loans	$410,698,756	$410,698,756
Loans and equity investments	107,071,875	107,071,875
CMBS	2,100,000	2,100,000
Junior subordinated notes(3)	578,000	578,000

Total	$520,448,631	$520,448,631

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2014, $186.7 million of loans to VIEs had corresponding loan loss reserves of approximately $111.1 million and $40.3 million of loans to VIEs were related to loans classified as non-performing. See Note 3—"Loans and Investments" for further details.

(2)
Our maximum exposure to loss as of December 31, 2014 would not exceed the carrying amount of our investment.

(3)
It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 10—Fair Value

Fair Value of Financial Instruments

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 10—Fair Value (Continued)

summarizes the carrying values and the estimated fair values of our financial instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments, net	$1,459,475,650	$1,478,778,674	$1,523,699,653	$1,550,248,793
Available-for-sale securities	2,499,709	2,499,709	37,315,652	37,315,652
Derivative financial instruments	1,995	1,995	6,402,336	6,402,336
Financial liabilities:
Credit facilities and repurchase agreements	$180,386,200	$179,964,341	$159,125,023	$158,735,570
Collateralized debt obligations	331,395,126	240,541,397	639,622,981	521,938,885
Collateralized loan obligations	458,250,000	459,673,750	264,500,000	266,436,250
Senior unsecured notes	97,860,025	95,902,825	—	—
Junior subordinated notes	159,833,260	102,600,561	159,291,427	101,240,185
Notes payable	1,300,000	1,292,461	2,500,000	2,487,287
Mortgage note payable—real estate owned and held-for-sale	30,984,357	29,962,066	53,751,004	52,943,305
Derivative financial instruments	13,908,163	13,908,163	24,794,051	24,794,051

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

December 31, 2014

Note 10—Fair Value (Continued)

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

        Loans and investments, net:    Fair values of loans and investments that are not impaired are estimated using Level 3 inputs based on discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. Fair values of loans and investments that are impaired are estimated using Level 3 inputs by us that require significant judgments, which include assumptions regarding discount rates, capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

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

December 31, 2014

Note 10—Fair Value (Continued)

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

        We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2014:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities(1)	$2,499,709	$2,499,709	$499,709	$—	$2,000,000
Derivative financial instruments	1,995	1,995	—	1,995	—
Financial liabilities:
Derivative financial instruments	$13,908,163	$13,908,163	$—	$13,908,163	$—

(1)
Our equity securities were measured using Level 1 inputs and our CMBS investment was measured using Level 3 inputs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 10—Fair Value (Continued)

        The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-for-sale Securities	Derivative Financial Instruments
Balance as of December 31, 2013	$36,580,786	$6,396,853
Adjustments to fair value:
Paydowns, net(1)	(663,684)	1,483,387
Net changes in fair value(2)	(100,000)	511,012
Sales and settlements(3)	(33,817,102)	(8,391,252)

Balance as of December 31, 2014	$2,000,000	$—

(1)
Includes an addition of $1.7 million to the derivative financial instruments as a result of a decrease in the amount financed under the respective repurchase agreement.

(2)
Represents the net change in fair value recorded to other income during the year ended December 31, 2014.

(3)
Represents the sale of RMBS investments and the settlement of forward contract derivatives for which we recorded a gain of $0.5 million and $0.1 million, respectively, to other income during the year ended December 31, 2014.

        We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair value of these financial assets was determined using the following inputs as of December 31, 2014:

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$106,115,079	$106,115,079	$—	$—	$106,115,079

(1)
We had an allowance for loan losses of $115.5 million relating to 10 loans with an aggregate carrying value, before loan loss reserves, of approximately $221.6 million at December 31, 2014.

        Loan impairment assessments:    Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired. We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, leasing, creditworthiness of major tenants, occupancy rates,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 10—Fair Value (Continued)

availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which an impairment was recognized.

        Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	December 31, 2014
	Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Rate/Range (Weighted Average)
Financial assets:
Impaired loans(1):
Multifamily	$2,762,816	Direct capitalization analysis	Discount rate	8.00%
		and discounted cash flows	Capitalization rate	6.50% to 7.75% (7.06%)
			Revenue growth rate	2.00%
Office	6,525,829	Discounted cash flows	Discount rate	9.25% to 10.75% (9.72%)
			Capitalization rate	8.00% to 9.00% (8.29%)
			Revenue growth rate	2.50% to 3.00% (2.96%)
Land	66,276,475	Discounted cash flows	Discount rate	15.00%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%
Hotel	30,549,959	Discounted cash flows	Discount rate	9.25%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%
CMBS	2,000,000	Discounted cash flows	Discount rate	14.16%

(1)
Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 10—Fair Value (Continued)

        We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following inputs as of December 31, 2014:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,459,475,650	$1,478,778,674	$—	$—	$1,478,778,674
Financial liabilities:
Credit facilities	$180,386,200	$179,964,341	$—	$—	$179,964,341
Collateralized debt obligations	331,395,126	240,541,397	—	—	240,541,397
Collateralized loan obligation	458,250,000	459,673,750	—	—	459,673,750
Senior unsecured notes	97,860,025	95,902,825	95,902,825	—	—
Junior subordinated notes	159,833,260	102,600,561	—	—	102,600,561
Notes payable	1,300,000	1,292,461	—	—	1,292,461
Mortgage note payable—real estate owned and held-for-sale	30,984,357	29,962,066	—	—	29,962,066

Note 11—Commitments and Contingencies

Contractual Commitments

        Our debt facilities which include credit facilities, CDOs, CLOs, senior unsecured notes, junior subordinated notes, notes payable and mortgage notes payable have approximate maturities of $347.3 million in 2015, $253.9 million in 2016, $310.9 million in 2017, $26.6 million in 2018, $17.4 million in 2019 and $319.9 million thereafter.

        In accordance with certain loans and investments, we have outstanding unfunded commitments of $14.5 million as of December 31, 2014 that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements. Our restricted cash balance at December 31, 2014 contained approximately $5.3 million which was available to fund all of the unfunded commitments for loans financed by our CDO and CLO vehicles.

Litigation

        We currently are neither subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against us other than the following:

        On June 15, 2011, three related lawsuits were filed by the Extended Stay Litigation Trust (the "Trust"), a post-bankruptcy litigation trust alleged to have standing to pursue claims that previously had been held by Extended Stay, Inc. and the Homestead Village L.L.C. family of companies (together "ESI") (formerly Chapter 11 debtors, together the "Debtors") that have emerged from bankruptcy. Two of the lawsuits were filed in the U.S. Bankruptcy Court for the Southern District of New York, and the third in the Supreme Court of the State of New York, New York County. There were 73

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11—Commitments and Contingencies (Continued)

defendants in the three lawsuits, including 55 corporate and partnership entities and 18 individuals. A subsidiary of ours and certain other entities that are affiliates of ours are included as defendants. The New York State Court action has been removed to the Bankruptcy Court. Our affiliates filed a motion to dismiss the three lawsuits.

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

        On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17. The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others. The bankruptcy court granted the motion and the amended complaint has been filed. The amended complaint seeks $139.0 million in the aggregate from director designees and our affiliates. We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein. During a status conference held on March 18, 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling.

        We have not made a loss accrual for this litigation because we believe that it is not probable that a loss has been incurred and an amount cannot be reasonably estimated.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 12—Equity

Preferred Stock

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

Common Stock

        In February 2014, we entered into an "At-The-Market" ("ATM") equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock. Sales of the shares are made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. As of December 31, 2014, we sold 1,000,000 shares for net proceeds of $6.5 million.

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

        In December 2012, we entered into an ATM equity offering sales agreement with JMP whereby, in accordance with the terms of the agreement, from time to time we could issue and sell through JMP up to 6,000,000 shares of our common stock. Sales of the shares were made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. As of the first quarter of 2013, we sold all of the 6,000,000 shares for net proceeds of $45.6 million.

        We used the net proceeds from our preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 12—Equity (Continued)

        As of February 13, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

Distributions

        The following table presents dividends declared (on a per share basis) for the year ended December 31, 2014:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 12, 2014	$0.13	February 3, 2014	$0.515625	$0.484375	N/A
April 29, 2014	$0.13	April 29, 2014	$0.515625	$0.484375	$0.5549
July 30, 2014	$0.13	July 30, 2014	$0.515625	$0.484375	$0.53125
November 5, 2014	$0.13	November 3, 2014	$0.515625	$0.484375	$0.53125

(1)
The dividend declared on February 3, 2014 for the Series A and B preferred stock was for the period December 1, 2013 through February 28, 2014. The dividend declared on April 29, 2014 for the Series A, B and C preferred stock was for the period March 1, 2014 through May 31, 2014. The dividend declared on July 30, 2014 for the Series A, B and C preferred stock was for the period June 1, 2014 through August 31, 2014. The dividend declared on November 3, 2014 for the Series A, B and C preferred stock was for the period September 1, 2014 through November 30, 2014.

        Common Stock—On February 11, 2015, the Board of Directors declared a cash dividend of $0.13 per share of common stock. The dividend is payable on March 2, 2015 to common stockholders of record as the close of business on February 25, 2015.

        Preferred Stock—On February 2, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2014 through February 28, 2015 and are payable on March 2, 2015 to preferred stockholders of record on February 15, 2015.

        We declared and paid distributions of $14,698, $14,500 and $12,236 for the years ended December 31, 2014, 2013 and 2012, respectively, representing the 12.5% return on the preferred shares issued to third parties by our subsidiary REIT.

        We must currently distribute at least 90% of our taxable income in order to qualify as a REIT and must distribute 100% of our taxable income in order not to be subject to corporate federal income taxes on retained income. We anticipate we will distribute all of our taxable income to our stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation or provision for loan losses), in certain circumstances, we may generate operating cash flow in excess of our distributions or, alternatively, may be required to borrow to make sufficient distribution payments. We were in compliance with all REIT requirements as of December 31, 2014, 2013 and 2012.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 12—Equity (Continued)

        The following table presents the tax treatment for dividends paid by us on our common and preferred stock for the years ended December 31, 2014, 2013 and 2012:

			For Tax Purposes
								Dividend Classified as Return of Capital
			Dividend Classified as Ordinary Income			Capital Gain Distribution
	Total Dividends Paid(1) (in thousands)
Year		Dividend Paid Per Share	Percent	Dividend Paid Per Share	Qualified Dividend Income(2)	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share
Common Stock:
2014	$26,030	$0.520	100%	$0.520	—	—	—	—	—
2013	$21,327	$0.500	100%	$0.500	—	—	—	—	—
2012	$8,031	$0.285	100%	$0.285	—	—	—	—	—
8.25% Series A Preferred Stock:
2014	$3,200	$2.063	100%	$2.063	—	—	—	—	—
2013	$2,667	$1.719	100%	$1.719	—	—	—	—	—
7.75% Series B Preferred Stock:
2014	$2,441	$1.938	100%	$1.938	—	—	—	—	—
2013	$1,370	$1.087	100%	$1.087	—	—	—	—	—
8.50% Series C Preferred Stock:
2014	$1,456	$1.617	100%	$1.617	—	—	—	—	—

(1)
2013 is the initial year for the Series A and B preferred stock dividends. 2014 is the initial year for the Series C preferred stock dividend.

(2)
Qualified dividend income is eligible for reduced dividend rates.

Deferred Compensation

        We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain directors, officers and employees of ours and our Manager.

        In May 2014, we issued 278,000 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Manager with a total grant date fair value of $2.0 million and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third will vest in May 2015, and the remaining third will vest in May 2016. In May 2014, we also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense in our consolidated statements of income. As of December 31, 2014, unvested restricted stock consisted of 138,584 shares granted to employees of our Manager with a grant date fair value of $1.0 million, which is subject to remeasurement each reporting period, and 110,666 shares granted to our employees with a grant date fair value of $0.8 million. Expense is recognized ratably over the vesting period in our

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 12—Equity (Continued)

consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively. During the year ended December 31, 2014 we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.4 million and for non-employees to selling and administrative expense for $0.5 million in our consolidated statements of income.

        In May 2013, we issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "2003 Plan"), and recorded $0.5 million to selling and administrative expense in our consolidated statements of income. In February 2013, we issued 192,750 shares of restricted common stock under the 2003 Plan to certain employees of ours and our Manager with a total grant date fair value of $1.5 million and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third vested in February 2014, and the remaining third will vest in February 2015. During the third quarter of 2013, a total of 667 shares of unvested restricted stock with a grant date fair value of less than $0.1 million were forfeited. As of December 31, 2013, unvested restricted stock consisted of 82,500 shares granted to non-employees with a grant date fair value of $0.7 million, which is subject to remeasurement each reporting period, and 45,333 shares granted to our employees with a grant date fair value of $0.4 million. Expense is recognized ratably over the vesting period in our consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively. During the year ended December 31, 2013, we recorded the ratable portion of the unvested restricted stock to employee compensation and benefits for $0.2 million and to selling and administrative expense for $0.3 million in our consolidated statements of income.

        In 2012, we issued an aggregate of 90,000 shares of fully vested common stock to the non-management members of the Board of Directors, 15,000 shares of fully vested common stock to a director who was re-appointed to the Board of Directors in December 2011, 10,000 shares of fully vested common stock to a director who is also an officer of the managing member of our Manager, and 6,255 shares of fully vested common stock to a former director who was also the corporate secretary.

        Vesting is dependent on a service requirement. Dividends paid on restricted shares are recorded as dividends on shares of our common stock whether or not they are vested. For accounting purposes, we measure the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of ours with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

Warrants

        In connection with a debt restructuring with Wachovia Bank in 2009, we issued Wachovia 1,000,000 warrants at an average strike price of $4.00 and an expiration date in July 2015. On July 1, 2014, we acquired and canceled all of the warrants in return for the payment of $2.6 million, recorded to additional paid in capital, which reflects a 5% discount to the prior day closing price of our common stock of $6.95.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 12—Equity (Continued)

Accumulated Other Comprehensive Loss

        At December 31, 2014, accumulated other comprehensive loss was $14.7 million and consisted of $13.9 million of net unrealized losses on derivatives designated as cash flow hedges, net deferred losses on terminated interest swaps of $1.1 million, less a $0.3 million unrealized gain related to available-for-sale securities. At December 31, 2013, accumulated other comprehensive loss was $25.2 million and consisted of $26.3 million of net unrealized losses on derivatives designated as cash flow hedges and a $1.1 million unrealized gain related to available-for-sale securities.

        Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
			Statement of Income Caption
	2014	2013
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps	$(10,706,246)	$(14,131,036)	Interest expense(1)

Net realized gain on sale of available-for-sale investments:
RMBS investments	$431,476	$100,000	Other income(2)

(1)
See Note 8—"Derivative Financial Instruments" for additional details.

(2)
See Note 4—"Securities" for additional details.

Noncontrolling Interest

        We had a noncontrolling interest representing a third party's one third interest in the equity of a consolidated subsidiary that owns an investment that carried a note payable related to the exchange of a profits interest transaction. In the fourth quarter of 2013, the entity's operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated. Upon completion of this transaction, we deconsolidated the entity and noncontrolling interest was reduced to zero. For the years ended December 31, 2013 and 2012, we recorded income of $0.1 million and $0.2 million, respectively, as well as distributions of $2.1 million and $0.2 million, respectively, attributable to the noncontrolling interest.

Note 13—Earnings Per Share

        Basic EPS is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. Our

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 13—Earnings Per Share (Continued)

common stock equivalents include the weighted average dilutive effect of warrants for the period of time that they were outstanding.

        The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the years ended December 31, 2014, 2013, and 2012, respectively.

	Year Ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations, net of noncontrolling interest and preferred stock dividends	$85,792,235	$85,792,235	$16,667,955	$16,667,955	$16,172,850	$16,172,850
Income from discontinued operations	—	—	—	—	5,328,038	5,328,038

Net income attributable to Arbor Realty Trust, Inc. common stockholders(1)	$85,792,235	$85,792,235	$16,667,955	$16,667,955	$21,500,888	$21,500,888

Weighted average number of common shares outstanding	50,143,648	50,143,648	42,399,872	42,399,872	26,956,938	26,956,938
Dilutive effect of warrants(2)	—	224,696	—	435,272	—	254,349

Weighted average number of common shares outstanding	50,143,648	50,368,344	42,399,872	42,835,144	26,956,938	27,211,287

Income from continuing operations, net of noncontrolling interest and preferred stock dividends, per common share	$1.71	$1.70	$0.39	$0.39	$0.60	$0.59
Income from discontinued operations per common share	—	—	—	—	0.20	0.20

Net income attributable to Arbor Realty Trust, Inc. per common share(1)	$1.71	$1.70	$0.39	$0.39	$0.80	$0.79

(1)
Net of noncontrolling interest and preferred stock dividends.

(2)
On July 1, 2014, we acquired and canceled all of the warrants. See Note 12—"Equity" for further details.

Note 14—Agreements and Transactions with Related Parties

Management Agreement

        We, ARLP and Arbor Realty SR, Inc. have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.

        Our chief executive officer is also our Manager's chief executive officer and controlling equity owner and our chief financial officer and treasurer is also our Manager's chief financial officer. Our Manager has agreed to provide us with structured finance investment opportunities and loan servicing as well as other services necessary to operate our business. We rely to a significant extent on the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14—Agreements and Transactions with Related Parties (Continued)

facilities and resources of our Manager to conduct our operations. Our Manager's management of us is under the direction or supervision of our Board of Directors. The management agreement requires our Manager to manage our business affairs in conformity with the policies and the general investment guidelines that are approved and monitored by our Board of Directors.

        We and our operating partnership have also entered into a services agreement with our Manager pursuant to which our asset management group provides asset management services to our Manager. In the event the services provided by our asset management group pursuant to the agreement exceed by more than 15% per quarter the level of activity anticipated by the Board of Directors, we will negotiate in good faith with our Manager an adjustment to the Manager's base management fee under the management agreement, to reflect the scope of the services, the quantity of serviced assets or the time required to be devoted to the services by our asset management group.

        The base management fee is an arrangement whereby we reimburse our Manager for its actual costs incurred in managing our business based on the parties' agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs. We retain all origination fees on investments.

        The incentive fee is calculated as (1) 25% of the amount by which (a) our funds from operations per share, adjusted for certain gains and losses including gains from the retirement and restructuring of debt and 60% of any loan loss reserve recoveries (spread over a three year period), exceeds (b) the product of (x) 9.5% per annum or the Ten Year U.S. Treasury Rate plus 3.5%, whichever is greater, and (y) the greater of $10.00 or the weighted average of book value of the net assets contributed by our Manager to ARLP per ARLP partnership unit, the offering price per share of our common equity in the private offering on July 1, 2003 and subsequent offerings and the issue price per ARLP partnership unit for subsequent contributions to ARLP, multiplied by (2) the weighted average of our outstanding shares.

        The minimum return, or incentive fee hurdle to be reached before an incentive fee is earned, is a percentage applied on a per share basis to the greater of $10.00 or the average gross proceeds per share. In addition, 60% of any loan loss and other reserve recoveries are eligible to be included in the incentive fee calculation, which recoveries are spread over a three year period.

        The management agreement also allows us to consider, from time to time, the payment of additional "success-based" fees to our Manager for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice. If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million.

        Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of its employees, rent for facilities and other "overhead" expenses. We are required to pay our Manager management fees as well as reimburse our Manager for all expenses incurred on our behalf in connection with the raising of capital or the incurrence of debt, interest expenses, taxes and license fees, litigation and extraordinary or non-recurring expenses.

        Our Manager, pursuant to the management agreement, and Mr. Kaufman, pursuant to his non-competition agreement, have granted us a right of first refusal to pursue all opportunities

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14—Agreements and Transactions with Related Parties (Continued)

identified by them or their affiliates to invest in multifamily and commercial mortgage loans and customized financing transactions, including bridge loans, mezzanine loans, preferred equity investments, note acquisitions and participation interests in owners of real properties (collectively, "Structured Finance Investments") as long as such investment opportunities are consistent with our investment objectives and guidelines and such investments would not adversely affect our status as a REIT. These agreements also provide that our Manager or Mr. Kaufman, as the case may be, may pursue any opportunity in Structured Finance Investments if the opportunity is rejected by both our credit committee and a majority of our independent directors.

        Pursuant to the management agreement and Mr. Kaufman's non-competition agreement, we have agreed not to pursue, and to allow our Manager and its affiliates, including Mr. Kaufman, to pursue opportunities to invest in multifamily and commercial mortgage loans that meet the underwriting and approval guidelines of Fannie Mae, Freddie Mac, the Federal Housing Administration and conduit commercial lending programs secured by first liens on real property (collectively, the "Manager Target Investments"). In addition to its exclusive right to pursue Manager Target Investments, our Manager and its affiliates may pursue any other type of investment (except Structured Finance Investments) without our consent.

        The following table sets forth our base management fees and incentive fees for the periods indicated:

	Year Ended December 31,
Management Fees:	2014	2013	2012
Base(1)	$9,900,000	$10,900,000	$10,000,000
Incentive(2)	—	—	—

Total management fee	$9,900,000	$10,900,000	$10,000,000

(1)
Included in base management fees at December 31, 2014, 2013 and 2012 was $2.7 million, $2.8 million and $3.1 million, respectively, which was included in due to related party. These amounts are paid in the quarters subsequent to each respective year end.

(2)
During the third quarter of 2014, we recognized a $19.0 million prepaid incentive management fee related to the recognition of deferred revenue. See below for further details.

        Beginning January 1, 2014, we directly compensate our chief executive officer $1.0 million in annual base compensation as an employee. As such, this compensation is now recorded as employee compensation and benefits, which was previously recorded as part of the base management fee prior to 2014. For the years ended December 31, 2014, 2013 and 2012, no "success-based" payments were made.

        Installments of the annual incentive fee are subject to quarterly recalculation and potential reconciliation at the end of the fiscal year, and any overpayments are required to be repaid in accordance with the management agreement. For the years ended December 31, 2014, 2013 and 2012, our Manager did not earn an incentive management fee.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14—Agreements and Transactions with Related Parties (Continued)

        In 2007, our Manager received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of our equity affiliates. The incentive fee was not earned and was refundable until the guarantee was terminated and the deferred revenue was recognized. The $77.1 million non-cash gain was deferred as a result of guarantying a portion of the property's indebtedness. In July 2014, the existing debt on the property was refinanced and our portion of the guarantee was terminated, resulting in the recognition of the deferred gain and $19.0 million prepaid incentive management fee.

Other Related Party Transactions

        Due from related party was approximately $0.1 million at December 31, 2014 and 2013 and consisted primarily of escrows held by our Manager and its affiliates related to real estate transactions.

        Due to related party was $2.7 million and $2.8 million at December 31, 2014 and 2013, respectively, and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

        During the third quarter of 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, who together own an interest of approximately 95%. In August 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date of August 2015. Interest income recorded from these loans totaled $0.1 million for the year ended December 31, 2014.

        In July 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity. The loan has an interest rate of LIBOR plus 7.90% and a maturity date of January 2016. Interest income recorded from this loan totaled approximately $1.2 million for the year ended December 31, 2014.

        In March 2014, we originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to our Manager. The loan has a weighted average interest rate of 6.38% and a maturity date of March 2016. In May 2014, the junior loan participations to our Manager were paid off. The participations had a weighted average interest rate of 7.20% and a maturity date of March 2016. Interest income recorded from this loan totaled approximately $3.8 million for the year ended December 31, 2014.

        We had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from our Manager. In the first quarter 2014, our Manager purchased the property from the prior borrower subject to our loans. In connection with this purchase, our Manager paid down the loans by $2.3 million and we restructured our remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%. Interest income recorded

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14—Agreements and Transactions with Related Parties (Continued)

from these loans totaled approximately $0.9 million, $1.5 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In October 2013, we purchased, at par, a $3.0 million mezzanine loan from our Manager who originated the loan in September 2013 to a third party entity. The loan had a fixed interest rate of 13.00% and a maturity date of October 2018 and was paid off in the third quarter of 2014. Interest income recorded from this loan was approximately $0.3 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

        In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of our Manager's Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business. There were preliminary discussions between the special committee and representatives of our Manager regarding a potential transaction during the second and third quarter of 2013. In connection therewith, the special committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees during 2013. In late June of 2014, preliminary discussions regarding a possible transaction resumed but we cannot provide any assurance whether any transaction between us and our Manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing. No advisory fees or other related fees were incurred during 2014.

        In April 2013, we originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, our executive vice president of structured finance, who together own an interest of approximately 19% in the borrowing entity. The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013. In November 2013, we originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%, which was paid off in the second quarter of 2014. Interest income recorded from these loans totaled approximately $0.1 million and $3.1 million for the years ended December 31, 2014 and 2013.

        In April 2013, we also purchased, at par, a $6.4 million bridge loan from our Manager who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction. Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan. The bridge loan bore interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and had a maturity date of March 2015 with three one year extension options, and was paid off in the second quarter of 2014. Interest income recorded from this loan totaled approximately $0.2 million for both the years ended December 31, 2014 and 2013.

        In January 2013, we originated a $7.5 million bridge loan for a multifamily property. William C. Green, who serves on our Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity. Mr. Green also provided a $0.4 million personal guaranty on the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14—Agreements and Transactions with Related Parties (Continued)

bridge loan. The loan bore interest at a rate of one-month LIBOR plus 6.00%, had a maturity date of January 2015, and was paid off in the second quarter of 2014. Interest income recorded from this loan totaled approximately $0.2 million and $0.5 million for the years ended December 31, 2014 and 2013.

        In December 2012, our Manager acquired a multifamily property and simultaneously sold the property to a third party, who received a $30.0 million bridge loan from us. Our Manager retained a $6.0 million preferred equity interest in the entity. The loan to us bore interest at a rate of one-month LIBOR plus 5.00% with a LIBOR cap of 1.00% and paid off in the third quarter of 2014. Interest income recorded from this loan totaled approximately $0.9 million, $1.6 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In September 2012, we purchased, at par, a $5.1 million bridge loan from our Manager. The loan was originated by our Manager in May 2012 to a third party entity that acquired a multifamily property from our Manager. The loan bears interest at a rate of one-month LIBOR plus 5.50% with a LIBOR floor of 0.24% and has a maturity date of May 2015. Interest income recorded from this loan totaled approximately $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio ("Lexford"), which is a portfolio of multifamily assets. We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber, our executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013. The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment matures in June 2020 and was paid down during 2014 to a balance of $49.7 million at December 31, 2014. Interest income recorded from the additional preferred equity investment totaled approximately $1.1 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively. The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020. We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity. During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest. Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest. We have provided limited ("bad boy") guarantees for certain debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14—Agreements and Transactions with Related Parties (Continued)

misrepresentation by Lexford or us. At December 31, 2014, this debt had an aggregate outstanding balance of $716.1 million and is scheduled to mature between 2017 and 2023.

        Interest income recorded from additional loans originated in 2011 or prior years with our affiliates totaled $0.3 million, $0.3 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In the first quarter of 2015, we acquired 50% of our Manager's indirect interest in a residential mortgage banking company for approximately $9.6 million. As a result of this transaction, we will own a 22.5% indirect interest in this entity and expect to account for our interest under the equity method of accounting.

        We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our Manager. In addition, Mr. Kaufman and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager. Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager. Our Manager currently holds approximately 5.3 million of our common shares, representing approximately 11% of the voting power of our outstanding stock as of December 31, 2014. Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

Note 15—Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which is distributed to its stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. We did not have REIT—federal taxable income net of dividends paid and net operating loss deductions for the years ended December 31, 2014, 2013 and 2012, and therefore, have not provided for federal income tax expense, except for $0.4 million of federal alternative minimum tax recorded in 2012.

        For the years ended December 31, 2014 and 2013, we did not incur any state tax expenses. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to be recognized ratably over five years from 2014 to 2018. We expect that our current and anticipated net operating losses will fully offset the income to be recognized over the five year period.

        Certain of our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes. We did not record a provision for current income taxes related to the assets

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 15—Income Taxes (Continued)

that are held in taxable REIT subsidiaries for the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2012, we recorded a $1.4 million income tax benefit for the receipt of a refund of federal income taxes paid by a taxable REIT subsidiary in a prior year.

        (Benefit) provision for income taxes was comprised as follows:

	Year Ended December 31,
	2014	2013	2012
Current tax (benefit) provision:
Federal	$—	$—	$(1,025,508)
State	—	—	245,517

Total current tax (benefit) provision	—	—	(779,991)

Deferred tax (benefit) provision:
Federal—net of valuation allowance	—	—	(13,695)
State—net of valuation allowance	—	—	(7,872)

Total deferred tax (benefit) provision	—	—	(21,567)

Total (benefit) provision	$—	$—	$(801,558)

        A reconciliation of our effective income tax rate as a percentage of pretax income or loss to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(36.8)	(35.7)	(41.0)
State and local income taxes, net of federal tax benefit	(0.5)	(1.1)	(1.1)
Change in valuation allowance	2.3	1.8	9.8
Refund	—	—	(6.5)

Effective income tax rate	—%	—%	(3.8)%

        The significant components of deferred tax assets (liabilities) were as follows:

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Expenses not currently deductible	$3,541,807	$1,585,723
Net operating and capital loss carryforwards	5,279,854	5,534,018
Interest in equity affiliates—net	(1,079,375)	(1,489,269)

Deferred tax assets	7,742,286	5,630,472
Valuation allowance	(7,742,286)	(5,608,905)

Net deferred tax asset	$—	$21,567

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 15—Income Taxes (Continued)

        At December 31, 2014, our taxable REIT subsidiaries, on a consolidated basis (the "TRS Group"), had approximately $8.8 million of deferred tax assets consisting of expenses not currently deductible and net operating and capital loss carryforwards. Our TRS Group's deferred tax assets are offset by approximately $1.1 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, and a valuation allowance of approximately $7.7 million.

        At December 31, 2013, our TRS Group had approximately $7.1 million of deferred tax assets consisting of expenses not currently deductible, net operating loss and capital loss carryforwards. Our TRS Group's deferred tax assets are offset by approximately $1.5 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, and a valuation allowance of approximately $5.6 million.

        As of December 31, 2014, we (excluding the TRS Group) will have approximately $174.0 million of federal and state net operating loss carryforwards and approximately $4.4 million of capital loss carryforwards. The net operating losses will expire through 2033 and the capital losses will expire through 2017. In 2014, we recorded $85.1 million in capital gain primarily from the redemption of our membership interest in the 450 West 33rd Street investment. The capital gain was wholly offset by available capital loss carryforwards.

        The TRS Group has federal and state net operating loss carryforwards as of December 31, 2014 and 2013 of approximately $11.9 million and $13.0 million, respectively, which will expire through 2034 and 2033, respectively. This amount includes federal and state capital loss carryovers as of December 31, 2014 of approximately $2.4 million, of which $2.0 million will expire in 2017 and $0.4 million will expire in 2018. We have concluded that it is more likely than not that the net operating and capital loss carryforwards will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, we have established a valuation allowance against all of the net deferred tax assets.

        We have assessed our tax positions for all open tax years, which includes 2011 to 2014, and concluded there were no material uncertainties to be recognized. Our accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. We have not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2014, 2013 and 2012.

Note 16—Due to Borrowers

        Due to borrowers represents borrowers' funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers' loans. While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

Note 17—Summary Quarterly Consolidated Financial Information—Unaudited

        The following tables represent summarized quarterly financial data for the years ended December 31, 2014 and 2013 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 17—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

        Net income shown agrees with our quarterly reports on Form 10-Q as filed with the SEC. However, individual line items vary from such reports due to the presentation of discontinued operations being retroactively reclassified from property operating activity.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net interest income	$12,898,651	$17,323,926	$14,269,832	$14,320,477
Total other revenue	6,056,465	8,962,195	9,151,570	10,116,484
Total other expenses	14,859,256	18,819,835	17,958,639	17,011,318

Income before gain on sale of equity interests, incentive management fee, gain (loss) on sale of real estate, net and income (loss) from equity affiliates	4,095,860	7,466,286	5,462,763	7,425,643
Gain on sale of equity interests	819,067	77,123,133	7,851,266	—
Incentive management fee—equity interest—related party	—	(19,047,949)	—	—
Gain (loss) on sale of real estate, net	1,803,512	(199,749)	—	—
Income (loss) from equity affiliates	219,287	(51,170)	40,493	40,048

Net income	6,937,726	65,290,551	13,354,522	7,465,691

Preferred stock dividends	1,888,430	1,888,430	1,888,465	1,590,930

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$5,049,296	$63,402,121	$11,466,057	$5,874,761

Basic earnings per common share(1):	$0.10	$1.26	$0.23	$0.12

Diluted earnings per common share(1):	$0.10	$1.26	$0.23	$0.12

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 17—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net interest income	$15,526,603	$15,097,248	$13,996,043	$12,346,578
Total other revenue	6,018,515	7,287,428	8,837,139	10,274,892
Total other expenses	16,808,579	18,378,998	18,549,062	19,075,367

Income before gain on extinguishment of debt and income (loss) from equity affiliates	4,736,539	4,005,678	4,284,120	3,546,103
Gain on extinguishment of debt	—	1,167,772	—	3,763,000
Income (loss) from equity affiliates	40,937	(81,723)	(81,804)	(81,885)

Net income	4,777,476	5,091,727	4,202,316	7,227,218

Preferred stock dividends	1,410,305	1,410,333	1,152,617	533,328
Net income attributable to noncontrolling interest	—	16,715	53,833	53,651

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$3,367,171	$3,664,679	$2,995,866	$6,640,239

Basic earnings per common share(1):	$0.07	$0.08	$0.07	$0.20

Diluted earnings per common share(1):	$0.07	$0.08	$0.07	$0.19

(1)
The total for the year may differ from the sum of the quarters as a result of weighting.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2014

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multifamily	Various	IO	2016 - 2017	LIBOR + 3.23% - 11.81% Floor 0.25%	$—	$178,346,000	$174,120,560	$—
Bridge loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO	2015 - 2020	LIBOR + 3.00% - 11.85% Floor 0.15% - 0.26% Fixed 10.00% - 13.00%	—	802,582,333	798,144,788	765,799
Office	Various	IO	2015 - 2020	LIBOR + 3.10% - 7.90% Floor 0.24% - 1.50% Fixed 6.30%	—	146,976,273	143,025,778	6,277,757
Land	Various	IO	2016 - 2017	LIBOR + 4.00% - 4.50% Floor 0.15% Fixed 8.75% - 11.64%	2,855,000	114,034,632	72,022,619	—
Hotel	Various	IO / PI	2016	LIBOR + 7.25% Floor 0.25%	—	31,500,000	31,353,725	—

					2,855,000	1,095,093,238	1,044,546,910	7,043,556

Total Bridge Loans					2,855,000	1,273,439,238	1,218,667,470	7,043,556

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2015 - 2027	LIBOR + 5.00% - 12.00% Floor 0.21% - 2.50% Fixed 4.00% - 18.00%	211,019,323	54,482,409	51,746,925	—
Office	Various	IO / PI	2015	Fixed 9.39%	90,515,596	9,418,939	9,418,268	—
Land	CA	IO	2017	—	—	9,332,969	—	—
Retail	FL	PI	2024	Fixed 12.00%	32,600,000	3,158,333	3,158,333	—

Total Mezzanine Loans					334,134,919	76,392,650	64,323,526	—

Junior Participations:
Junior participation loans less than 3% of carrying amount of total loans(6):
Office	Various	IO / PI	2015 - 2017	Fixed 4.00% - 10.07%	1,313,297,516	72,091,952	46,820,790	—
Multifamily	Various	IO	2015	LIBOR + 1.25%	185,000,000	32,000,000	—	—

Total Junior Participations					1,498,297,516	104,091,952	46,820,790	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2014

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO	2015 - 2024	Fixed 2.36% - 15.00%	654,532,914	90,051,658	89,957,756	—
Hotel	NY	IO	2019	Libor + 2.79%	46,500,000	34,750,000	31,050,000	—
Land	NY	IO	2015	Fixed 11.00%	14,950,000	5,000,000	4,972,417	—
Office	SC	IO	2024	Fixed 15.00%	10,300,000	2,004,000	1,983,691	—
Commercial	NY	IO	2017	Fixed 6.00%	29,792,384	1,700,000	1,700,000	—

Total Preferred Equity Loans					756,075,298	133,505,658	129,663,864	—

Total Loans					$2,591,362,733	$1,587,429,498	$1,459,475,650	$7,043,556

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
During 2014, a $35.0 million loan was modified to $34.8 million and $596.5 million of loans were extended.

(5)
The federal income tax basis is approximately $1.5 billion.

(6)
Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2014

        The following table reconciles our loans and investments carrying amounts for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,523,699,653	$1,325,667,053	$1,302,440,660
Additions during period:
New loan originations	900,666,405	591,537,200	275,633,168
Funding of unfunded loan commitments(1)	907,052	322,926	7,271,166
Accretion of unearned revenue	4,976,577	5,385,999	2,794,627
Loan charge-offs	6,501,079	24,713,459	46,585,800
Recoveries of reserves	9,315,724	2,215,443	917,966
Charge-off on loan converted to other assets	—	19,000,000	—
Deductions during period:
Loan payoffs	(941,279,252)	(324,358,463)	(171,822,185)
Proceeds and receivables from sale of loans	—	(4,424,097)	(17,945,000)
Proceeds used against junior loan participations	—	—	(34,000,000)
Loan paydowns	(26,558,929)	(54,261,753)	(13,889,148)
Use of loan charge-offs	(6,501,079)	(24,713,459)	(46,585,800)
Loan converted to other assets	—	(25,000,000)	—
Provision for loan losses	(9,026,712)	(6,500,000)	(23,828,224)
Unearned revenue and costs	(3,224,868)	(5,884,655)	(1,905,977)

Balance at end of year	$1,459,475,650	$1,523,699,653	$1,325,667,053

(1)
In accordance with certain loans and investments, we have outstanding unfunded commitments that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include but are not limited to property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

        Our independent registered public accounting firm has issued a report on management's assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 13, 2015

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2015 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2015 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2015 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in the section captioned "Executive Compensation" of the 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2015 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

        See the "Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries" included in Item 8 of this report.

(b) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.§
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock.▪
3.6	Articles Supplementary of 8.50% Series C Cumulative Redeemable Preferred Stock. ▪▪
3.7	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.*
4.2	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate.§
4.3	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate.▪
4.4	Specimen 8.50% Series C Cumulative Redeemable Preferred Stock Certificate.▪▪
4.5	Form of 7.375% Senior Note due 2021.▪▪▪
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
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	Form of Restricted Stock Agreement.*
10.7	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.8	Form of Indemnification Agreement.*

Exhibit Number	Description
10.9	Indenture, dated January 19, 2005, by and between Arbor Realty Mortgage Securities Series 2004-1, Ltd., Arbor Realty Mortgage Securities Series 2004-1 LLC, Arbor Realty SR, Inc. and LaSalle Bank National Association.†
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
10.18
Exchange Agreement, dated May 6, 2009, among Arbor Realty SR, Inc., Arbor Realty Trust, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. §§
10.19
Exchange Agreement, dated as of February 26, 2010, among Arbor Realty SR, Inc. and Taberna Preferred Funding I, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd.•
10.20
Indenture, dated January 28, 2013, by and between Arbor Realty Collateralized Loan Obligation 2013-1, Ltd., Arbor Realty Collateralized Loan Obligation 2013-1, LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ª
10.21	Loan Obligation Purchase Agreement, dated January 28, 2013, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2013-1, Ltd.ª
10.22
Indenture, dated April 28, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ªª

Exhibit Number	Description
10.23	Loan Obligation Purchase Agreement, dated April 28, 2014, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2014-1, Ltd.ªª
10.24
Lead Placement Agreement, dated April 17, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC and Sandler O'Neill & Partners, L.P. ªª
10.25
European Co-Placement Agreement, dated April 17, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC and Chalkhill Partners LLP. ªª
10.26	Indenture and First Supplemental Indenture dated May 12, 2014 between Arbor Realty Trust, Inc. and U.S. Bank National Association.▪▪▪
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2014, filed on February 13, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule IV.

Exhibit Index
▲	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K (No. 001-32136) filed on December 11, 2007.
*	Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed on November 13, 2003.
†	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2004.
‡	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2005.
♦	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2006.
§	Incorporated by reference to the Registrant's Form 8-A filed on February 1, 2013.

§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2009.
§§§	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.
•	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2009.
ª	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2012.
ªª	Incorporated by reference to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 2014.
▪	Incorporated by reference to the Registrant's Form 8-A filed on May 8, 2013.
▪▪	Incorporated by reference to the Registrant's Form 8-A filed on February 24, 2014.
▪▪▪	Incorporated by reference to the Registrant's Form 8-K filed on May 12, 2014.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2015.

ARBOR REALTY TRUST, INC.
By:	/s/ IVAN KAUFMAN
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 13, 2015
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 13, 2015
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	February 13, 2015
/s/ KAREN K. EDWARDS Karen K. Edwards	Director	February 13, 2015
/s/ WILLIAM C. GREEN William C. Green	Director	February 13, 2015
/s/ WILLIAM HELMREICH William Helmreich	Director	February 13, 2015
/s/ STANLEY KREITMAN Stanley Kreitman	Director	February 13, 2015
/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	February 13, 2015
/s/ JOSEPH MARTELLO Joseph Martello	Director	February 13, 2015