Form 10-Q
period 2015-03-31
ARBOR REALTY TRUST INC
filed 2015-05-01
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 50,943,002 outstanding (excluding 2,650,767 shares held in the treasury) as of May 1, 2015.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our  reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets:
Cash and cash equivalents	$105,434,483	$50,417,745
Restricted cash (includes $26,093,170 and $216,405,894 from consolidated VIEs, respectively)	26,788,686	218,100,529
Loans and investments, net (includes $773,742,712 and $968,600,472 from consolidated VIEs, respectively)	1,610,535,691	1,459,475,650
Available-for-sale securities, at fair value	2,558,498	2,499,709
Investments in equity affiliates	21,183,938	4,869,066
Real estate owned, net (includes $31,951,950 and $80,732,144 from consolidated VIEs, respectively)	84,077,726	84,925,641
Real estate held-for-sale, net	—	14,381,733
Due from related party (includes $229,913 and $0 from consolidated VIEs, respectively)	10,995	36,515
Other assets (includes $12,960,749 and $14,949,956 from consolidated VIEs, respectively)	51,100,398	45,716,002
Total assets	$1,901,690,415	$1,880,422,590

Liabilities and Equity:
Credit facilities and repurchase agreements	$397,975,374	$180,386,200
Collateralized loan obligations (includes $500,250,000 and $458,250,000 from consolidated VIEs, respectively)	500,250,000	458,250,000
Collateralized debt obligations (includes $87,659,614 and $331,395,126 from consolidated VIEs, respectively)	87,659,614	331,395,126
Senior unsecured notes	97,860,025	97,860,025
Junior subordinated notes to subsidiary trust issuing preferred securities	159,969,563	159,833,260
Notes payable	2,300,000	1,300,000
Mortgage note payable – real estate owned	27,155,000	21,865,136
Mortgage note payable – real estate held-for-sale	—	9,119,221
Due to related party	1,448,332	2,653,333
Due to borrowers	29,983,064	32,972,606
Other liabilities (includes $1,823,701 and $7,385,474 from consolidated VIEs, respectively)	46,163,241	49,332,212
Total liabilities	1,350,764,213	1,344,967,119
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25%Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding at March 31, 2015 and December 31, 2014; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding at March 31, 2015 and December 31, 2014; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	89,295,905	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 53,593,769 shares issued, 50,943,002 shares outstanding at March 31, 2015 and 53,128,075 shares issued, 50,477,308 shares outstanding at December 31, 2014	535,937	531,280
Additional paid-in capital	631,568,183	629,880,774
Treasury stock, at cost – 2,650,767 shares at March 31, 2015 and December 31, 2014	(17,100,916)	(17,100,916)
Accumulated deficit	(144,038,797)	(152,483,322)
Accumulated other comprehensive loss	(9,334,110)	(14,668,250)
Total equity	550,926,202	535,455,471
Total liabilities and equity	$1,901,690,415	$1,880,422,590

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income	$27,209,395	$24,911,855
Interest expense	13,927,367	10,591,378
Net interest income	13,282,028	14,320,477
Other revenue:
Property operating income	8,450,343	9,258,088
Other income, net	36,000	858,396
Total other revenue	8,486,343	10,116,484
Other expenses:
Employee compensation and benefits	4,290,206	3,385,949
Selling and administrative	2,897,810	1,982,219
Property operating expenses	6,385,088	6,997,123
Depreciation and amortization	1,438,677	1,811,683
Impairment loss on real estate owned	—	250,000
Provision for loan losses (net of recoveries)	982,680	134,344
Management fee - related party	2,675,000	2,450,000
Total other expenses	18,669,461	17,011,318
Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	3,098,910	7,425,643
Gain on acceleration of deferred income	11,009,162	—
Loss on termination of swaps	(4,289,450)	—
Gain on sale of real estate	3,984,364	—
Income from equity affiliates	3,095,913	40,048
Net income	16,898,899	7,465,691
Preferred stock dividends	1,888,430	1,590,930
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$15,010,469	$5,874,761

Basic earnings per common share	$0.30	$0.12

Diluted earnings per common share	$0.30	$0.12

Dividends declared per common share	$0.13	$0.13

Weighted average number of shares of common stock outstanding:
Basic	50,544,575	49,336,308
Diluted	50,832,736	49,752,813

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$16,898,899	$7,465,691
Unrealized gain (loss) on securities available-for-sale	58,789	(58,789)
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	(431,476)
Unrealized loss on derivative financial instruments, net	(741,571)	(441,773)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	4,285,995	—
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,730,927	3,440,877
Comprehensive income	22,233,039	9,974,530
Less:
Preferred stock dividends	1,888,430	1,590,930
Comprehensive income attributable to Arbor Realty Trust, Inc. common stockholders	$20,344,609	$8,383,600

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2015

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance — January 1, 2015	3,711,500	$89,295,905	53,128,075	$531,280	$629,880,774	(2,650,767)	$(17,100,916)	$(152,483,322)	$(14,668,250)	$535,455,471

Stock-based compensation			465,694	4,657	1,687,409					1,692,066

Distributions — common stock								(6,562,050)		(6,562,050)

Distributions —preferred stock								(1,888,430)		(1,888,430)

Distributions — preferred stock of private REIT								(3,894)		(3,894)

Net income								16,898,899		16,898,899

Unrealized gain on securities available-for-sale									58,789	58,789

Unrealized loss on derivative financial instruments, net									(741,571)	(741,571)

Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps									4,285,995	4,285,995

Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									1,730,927	1,730,927

Balance — March 31, 2015	3,711,500	$89,295,905	53,593,769	$535,937	$631,568,183	(2,650,767)	$(17,100,916)	$(144,038,797)	$(9,334,110)	$550,926,202

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$16,898,899	$7,465,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,438,677	1,811,683
Stock-based compensation	1,692,066	147,016
Gain on acceleration of deferred income	(11,009,162)	—
Loss on termination of swaps	4,289,450	—
Gain on sale of real estate	(3,984,364)	—
Gain on sale of securities	—	(518,640)
Provision for loan losses (net of recoveries)	982,680	134,344
Impairment loss on real estate owned	—	250,000
Amortization and accretion of interest, fees and intangible assets, net	1,527,715	(1,393,654)
Change in fair value of non-qualifying swaps and linked transactions	—	46,071
Income from equity affiliates	(3,095,913)	(40,048)
Changes in operating assets and liabilities:
Other assets	(3,866,294)	(1,437,250)
Distributions of operations from equity affiliates	40,048	40,048
Other liabilities	(2,461,713)	83,686
Change in restricted cash	999,119	(179,394)
Due to/from related party	(1,179,481)	(1,836,582)
Net cash provided by operating activities	$2,271,727	$4,572,971

Investing activities:
Loans and investments funded, originated and purchased, net	(329,471,068)	(268,256,928)
Payoffs and paydowns of loans and investments	174,980,791	228,173,239
Due to borrowers and reserves	—	(36,240)
Deferred fees	1,450,479	2,566,938
Principal collections on securities, net	—	663,684
Investment in real estate, net	(894,119)	(1,278,339)
Contributions to equity affiliates	(13,259,007)	—
Proceeds from sale of real estate, net	18,482,352	—
Proceeds from sale of available-for-sale securities	—	33,904,172
Net cash used in investing activities	$(148,710,572)	$(4,263,474)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	409,849,941	132,087,708
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(191,260,767)	(28,007,831)
Proceeds from mortgage note payable — real estate owned	27,155,000	—
Paydowns and payoffs of mortgage note payable — real estate owned	(30,984,357)	—
Proceeds from collateralized loan obligations	219,000,000	—
Payoffs and paydowns of collateralized debt obligations	(232,650,676)	(119,668,296)
Payoffs and paydowns of collateralized loan obligations	(177,000,000)	—
Change in restricted cash	190,312,724	(42,020,140)
Payments on financial instruments underlying linked transactions	—	(45,881,649)
Receipts on financial instruments underlying linked transactions	—	52,385,881
Payments on swaps and margin calls to counterparties	(290,000)	(347,106)
Receipts on swaps and margin calls from counterparties	1,270,000	3,646,010
Proceeds from issuance of common stock	—	6,800,000
Expenses paid on issuance of common stock	—	(206,000)
Proceeds from issuance of preferred stock	—	22,500,000
Expenses paid on issuance of preferred stock	—	(764,553)
Distributions paid on common stock	(6,562,050)	(6,387,720)
Distributions paid on preferred stock	(1,888,430)	(1,410,305)
Distributions paid on preferred stock of private REIT	(3,894)	(4,132)
Payment of deferred financing costs	(5,491,908)	(716,744)
Net cash provided by (used in) financing activities	$201,455,583	$(27,994,877)
Net increase (decrease) in cash and cash equivalents	$55,016,738	$(27,685,380)
Cash and cash equivalents at beginning of period	50,417,745	60,389,552
Cash and cash equivalents at end of period	$105,434,483	$32,704,172

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2015	2014

Supplemental cash flow information:
Cash used to pay interest	$12,091,253	$10,928,537
Cash used for taxes	$215,331	$6,706

Supplemental schedule of non-cash investing and financing activities:

Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$180,625
Accrued and unpaid expenses on preferred stock offerings	$—	$94,197
Accrued and unpaid expenses on common stock offerings	$—	$80,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Note 1 —Description of Business

Arbor Realty Trust, Inc. is a Maryland corporation that was formed in June 2003 to invest in a diversified portfolio of multifamily and commercial real estate related assets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgage loans, preferred and direct equity.  We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.  We conduct substantially all of our operations through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), and ARLP’s wholly-owned subsidiaries.  We are externally managed and advised by Arbor Commercial Mortgage, LLC (our “Manager”).  We organize and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

Our charter provides for the issuance of up to 500 million shares of common stock, with a par value of $0.01 per share, and 100 million shares of preferred stock, with a par value of $0.01 per share.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2014 Annual Report, which was filed with the SEC.

The accompanying unaudited consolidated financial statements include our financial statements, our wholly owned subsidiaries, and partnerships or other joint ventures in which we own a voting interest of greater than 50 percent, and variable interest entities (“VIEs”) of which we are the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Current accounting guidance requires us to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary.  As a result of this guidance, we have separately disclosed parenthetically the assets and liabilities of our collateralized debt obligation (“CDO”) and collateralized loan obligation (“CLO”) subsidiaries on our consolidated balance sheets.  Entities in which we have significant influence are accounted for primarily under the equity method.

As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of March 31, 2015 and 2014, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the three months ended March 31, 2015 and 2014.  Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended March 31, 2015 and 2014, we did not record any provision for income taxes for these taxable REIT subsidiaries as we expect any income to be offset by available federal and state net operating loss carryforwards.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

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

Significant Accounting Policies

As of March 31, 2015, our significant accounting policies, which are detailed in our 2014 Annual Report, have not changed materially.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) amended its guidance on the balance sheet presentation of debt issuance costs.  The guidance is effective for the first quarter of 2016 and we do not expect it to have a material effect on our consolidated financial statements other than the balance sheet presentation of debt and other assets.

In February 2015, the FASB amended its guidance on the consolidation analysis of variable interest entities.  The guidance is effective for the first quarter of 2016 and we are currently evaluating the impact it may have on our consolidated financial statements.

In January 2015, the FASB eliminated the concept of extraordinary items and thus the requirement to assess whether an event or transaction requires extraordinary classification on the financial statements.  The guidance is effective for the first quarter of 2016.  We early adopted this new guidance in the first quarter of 2015 and it did not have a material effect on our consolidated financial statements.

Note 3 — Loans and Investments

The following table sets forth the composition of our loan and investment portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,460,398,282	84%	105	5.32%	17.2	0%	73%
Mezzanine loans	64,289,959	4%	14	9.73%	41.2	45%	80%
Junior participation loans	104,088,985	6%	4	4.62%	10.2	84%	87%
Preferred equity investments	110,153,007	6%	16	5.82%	48.4	58%	80%
	1,738,930,233	100%	139	5.47%	19.6	11%	74%
Unearned revenue	(11,924,542)
Allowance for loan losses	(116,470,000)
Loans and investments, net	$1,610,535,691

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

	December 31, 2014	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio (2)	Last Dollar LTV Ratio (3)

Bridge loans	$1,273,439,238	80%	101	5.19%	19.8	0%	74%
Mezzanine loans	76,392,650	5%	17	9.78%	37.1	47%	81%
Junior participation loans	104,091,952	7%	4	4.62%	12.3	86%	88%
Preferred equity investments	133,505,658	8%	17	6.11%	45.5	62%	84%
	1,587,429,498	100%	139	5.45%	22.3	13%	76%
Unearned revenue	(12,466,528)
Allowance for loan losses	(115,487,320)
Loans and investments, net	$1,459,475,650

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

(2)          The “First Dollar LTV Ratio” is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.

(3)          The “Last Dollar LTV Ratio” is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par (included in bridge loans in the table above).  We financed this acquisition primarily with a new $87.0 million warehouse repurchase facility.  In April 2015, the first mortgage paid off and as a result, we repaid the $87.0 million warehouse facility and expect to recognize approximately $6.5 million of income in the second quarter of 2015.

Concentration of Credit Risk

We operate in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk.  We are subject to concentration risk in that, at both March 31, 2015 and December 31, 2014, the unpaid principal balance (“UPB”) related to 31 loans with five different borrowers represented approximately 23% of total assets.  We measure our relative loss position for our mezzanine loans, junior participation loans, and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral.  We determine our loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.  First dollar LTV is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.  Last dollar LTV is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

We assign a credit risk rating to each loan and investment.  Individual ratings range from one to five, with one being the lowest risk and five being the highest.  Each credit risk rating has benchmark guidelines that pertain to debt-service coverage ratios, LTV ratios, borrower strength, asset quality, and funded cash reserves.  Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan.  This metric provides a helpful snapshot of portfolio quality and credit risk.  Given our asset management approach, however, the risk rating process does not result in differing levels of diligence contingent upon credit rating.  That is because all portfolio assets are subject to the level of scrutiny and ongoing analysis consistent with that of a “high-risk” loan.  Assets are subject to, at minimum, a thorough quarterly financial evaluation in which historical operating performance and forward-looking projections are reviewed.  Generally speaking, given our typical loan and investment profile, a risk rating of three suggests that we expect the loan to make both principal and interest payments according to the contractual terms of the loan agreement, and is not considered impaired.  A risk rating of four indicates we anticipate that the loan will require a

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

modification of some kind.  A risk rating of five indicates we expect the loan to underperform over its term, and there could be loss of interest and/or principal.  Ratings of 3.5 and 4.5 generally indicate loans that have characteristics of both the immediately higher and lower classifications.  Further, while the above are the primary guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

As a result of the loan review process at March 31, 2015 and December 31, 2014, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of approximately $190.0 million and $189.4 million, respectively, and a weighted average last dollar LTV ratio of 94% for both periods.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,173,551,778	67.5%	2.9	8%	72%
Office	336,785,253	19.3%	3.4	17%	75%
Land	157,509,869	9.1%	3.8	5%	86%
Hotel	66,250,000	3.8%	3.5	32%	83%
Retail	3,133,333	0.2%	2.5	72%	80%
Commercial	1,700,000	0.1%	3.5	63%	67%
Total	$1,738,930,233	100.0%	3.1	11%	74%

	December 31, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio

Multi-family	$1,157,462,400	72.9%	2.9	10%	73%
Office	230,491,164	14.5%	3.3	29%	79%
Land	128,367,601	8.1%	3.9	6%	88%
Hotel	66,250,000	4.2%	3.5	32%	83%
Retail	3,158,333	0.2%	2.5	72%	80%
Commercial	1,700,000	0.1%	3.5	63%	67%
Total	$1,587,429,498	100.0%	3.1	13%	76%

Geographic Concentration Risk

As of March 31, 2015, 22%, 12% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida and Texas, respectively.  As of December 31, 2014, 28%, 14% and 10% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida and Texas, respectively.

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

During the three months ended March 31, 2015, we recognized provision for loan losses totaling $1.0 million. During the period, we also recorded net recoveries of previously recorded loan losses totaling less than $0.1 million, resulting in a provision for loan losses, net of recoveries totaling $1.0 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

During the three months ended March 31, 2014 we recognized a provision for loan losses totaling $1.0 million. During the period, we also recorded net recoveries of previously recorded loan losses totaling $0.9 million, resulting in a provision for loan losses, net of recoveries totaling $0.1 million.

The provision for loan losses recorded in the first quarter of 2015 was comprised of two loans with an aggregate carrying value before loan loss reserves of $13.0 million, while the provision for the first quarter of 2014 was comprised of one loan with a carrying value before loan loss reserves of $4.8 million.

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Allowance at beginning of the period	$115,487,320	$122,277,411
Provision for loan losses	1,000,000	1,000,000
Charge-offs	—	(5,668,342)
Recoveries of reserves	(17,320)	(865,657)
Allowance at end of the period	$116,470,000	$116,743,412

A summary of charge-offs and recoveries is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

Charge-offs:
Multi-family	$—	$(5,668,342)
Total	$—	$(5,668,342)

Recoveries:
Multi-family	$(17,320)	$(865,657)
Total	$(17,320)	$(865,657)

Net Recoveries (Charge-offs)	$17,320	$(4,802,685)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	0.0%	0.3%

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of March 31, 2015 and 2014.

We have six loans with a UPB totaling approximately $117.5 million at March 31, 2015, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a pay rate of interest, but four of the loans with a UPB totaling approximately $101.9 million entitle us to a weighted average accrual rate of interest of approximately 9.60%.  We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $46.5 million related to these loans as of March 31, 2015.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

A summary of our impaired loans by asset class is as follows:

	March 31, 2015			Three Months Ended March 31, 2015
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$39,222,574	$39,302,539	$36,952,574	$39,231,234	$70,089
Office	36,086,582	30,750,821	24,472,444	36,086,582	274,853
Land	122,336,882	117,878,639	51,344,982	122,073,641	—
Hotel	34,750,000	34,418,503	3,700,000	34,750,000	257,130
Total	$232,396,038	$222,350,502	$116,470,000	$232,141,457	$602,072

	December 31, 2014			Three Months Ended March 31, 2014
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$39,239,894	$39,232,710	$36,469,894	$62,468,774	$213,741
Office	36,086,582	30,498,273	23,972,444	36,086,582	274,795
Land	121,810,400	117,621,457	51,344,982	116,264,564	—
Hotel	34,750,000	34,249,959	3,700,000	—	—
Total	$231,886,876	$221,602,399	$115,487,320	$214,819,920	$488,536

(1) Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class. Comprised of 10 loans at both March 31, 2015 and December 31, 2014.

(2) Represents an average of the beginning and ending UPB of each asset class.

As of March 31, 2015, three loans with an aggregate net carrying value of approximately $6.5 million, net of related loan loss reserves on two of the loans of $34.5 million, were classified as non-performing.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2014, three loans with an aggregate net carrying value of approximately $7.0 million, net of related loan loss reserves on the two loans of $34.0 million, were classified as non-performing.

A summary of our non-performing loans by asset class as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015			December 31, 2014
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$32,765,799	$—	$32,765,799	$32,765,799	$765,799	$32,000,000
Office	8,277,739	—	8,277,739	8,277,757	—	8,277,757
Total	$41,043,538	$—	$41,043,538	$41,043,556	$765,799	$40,277,757

At March 31, 2015, we did not have any loans contractually past due 90 days or more that are still accruing interest.

During the quarter ended March 31, 2015, we had not refinanced and/or modified any loans which we considered to be a troubled debt restructuring, however, we extended one loan for four months with a UPB of $6.2 million which we considered to be a troubled debt restructuring.  During the quarter ended March 31, 2014, we had not refinanced and/or modified or extended any loans which we considered to be troubled debt restructurings.  We had no unfunded commitments on the extended loan which were considered a troubled debt restructuring as of March 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

A summary of loan modifications and extensions by asset class that we considered to be troubled debt restructurings during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest

Multifamily	1	$6,192,666	5.93%	$6,192,666	5.93%	—	$—	—	$—	—

There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of March 31, 2015 and 2014 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three months ended March 31, 2015 and 2014.  These loans were modified to increase the total recovery of the combined principal and interest from the loan.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of March 31, 2015, we had total interest reserves of $15.7 million on 48 loans with an aggregate UPB of $726.8 million.

Note 4 — Securities

The following is a summary of our securities classified as available-for-sale at March 31, 2015:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	(Loss) / Gain	Fair Value

Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$(100,000)	$2,000,000
Common equity securities	—	58,789	499,709	558,498

Total available-for-sale securities	$2,100,000	$2,158,789	$399,709	$2,558,498

The following is a summary of our securities classified as available-for-sale at December 31, 2014:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	(Loss) / Gain	Fair Value

Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$(100,000)	$2,000,000
Common equity securities	—	58,789	440,920	499,709

Total available-for-sale securities	$2,100,000	$2,158,789	$340,920	$2,499,709

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

We own a CMBS investment, purchased at a premium in 2010 for $2.1 million, which is collateralized by a portfolio of hotel properties.  The CMBS investment bears interest at a spread of 89 basis points over LIBOR, has a stated maturity of six years, but has an estimated life of approximately one year based on the extended maturity of the underlying asset and a fair value of $2.0 million at both March 31, 2015 and December 31, 2014.

Our available-for-sale debt security had an underlying credit rating of CCC- based on the rating published by Standard & Poor’s at both March 31, 2015 and December 31, 2014.

We own 2,939,465 shares of common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company, which had a fair value of $0.6 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  We evaluate these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  Our evaluation is based on our assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  No other-than-temporary impairment was recorded on our available-for-sale securities for the three months ended March 31, 2015 and 2014.

In the first quarter of 2014, we sold all of our residential mortgage backed securities (“RMBS”) investments, which had an aggregate carrying value of $33.4 million, for approximately $33.9 million and recorded a net gain of $0.5 million to other income, net on our consolidated statement of income, which includes the reclassification of a net unrealized gain of $0.4 million from accumulated other comprehensive loss on our consolidated balance sheet.  Included in these sales were two RMBS investments with deteriorated credit quality that had an aggregate carrying value of $25.8 million and that were sold for $25.9 million.  The RMBS investments were financed with two repurchase agreements totaling $25.3 million which were repaid with the proceeds.  See Note 7 — “Debt Obligations” for further details.

The weighted average yield on our CMBS and RMBS investments based on their face values was 1.07% and 2.25%, including the amortization of premium and the accretion of discount, for the three months ended March 31, 2015 and 2014, respectively.

Note 5 — Investments in Equity Affiliates

The following is a summary of our investments in equity affiliates at March 31, 2015 and December 31, 2014:

	Investment in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	March 31, 2015	December 31, 2014	March 31, 2015

Arbor Residential Investor LLC	$16,294,803	$—	$—
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
West Shore Café	1,892,661	1,872,661	1,687,500
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	98,647	98,578	4,994,166
Lexford Portfolio	100	100	94,640,000
Ritz-Carlton Club	—	—	—

Total	$21,183,938	$4,869,066	$101,321,666

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

We account for all investments in equity affiliates under the equity method.

Arbor Residential Investor LLC (“ARI”) — In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  Our Manager retained a promote of 25% over a 10% return on this investment.  As a result of this transaction, we currently own a 22.5% indirect interest in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business.  In the first quarter of 2015, we recorded $3.1 million to income from equity affiliates in our consolidated statements of income related to this investment.

Also during the quarter, we invested $1.7 million through ARI for 100% of our Manager’s investment in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform, resulting in a non-controlling ownership interest of 50% in this investment.  We also funded $1.9 million of additional mortgage purchases for a total investment of $3.6 million as of March 31, 2015.  In the first quarter of 2015, we recorded a loss of less than $0.1 million to income from equity affiliates in our consolidated statements of income related to this investment.

Note 6 — Real Estate Owned and Held-For-Sale

Our real estate assets were comprised of three multifamily properties (the “Multifamily Portfolio”) and four hotel properties (the “Hotel Portfolio”) at March 31, 2015 and four multifamily properties and five hotel properties at December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Multifamily Portfolio had a mortgage note payable of $27.2 million and $31.0 million, respectively.  See Note 7 — “Debt Obligations” for further details.

Real Estate Owned

	March 31, 2015			December 31, 2014
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$5,538,844	$9,393,651	$14,932,495	$5,538,844	$9,393,651	$14,932,495
Building and intangible assets	32,953,328	59,110,681	92,064,009	31,249,869	58,818,891	90,068,760
Less: accumulated depreciation and amortization	(9,281,627)	(13,637,151)	(22,918,778)	(7,414,267)	(12,661,347)	(20,075,614)
Real estate owned, net	$29,210,545	$54,867,181	$84,077,726	$29,374,446	$55,551,195	$84,925,641

As of March 31, 2015 and December 31, 2014, our Multifamily Portfolio had a weighted average occupancy rate of approximately 91% and 90%, respectively.

For the three months ended March 31, 2015 and 2014, our Hotel Portfolio had a weighted average occupancy rate of approximately 63% and 58%, respectively, a weighted average daily rate of approximately $103 and $102, respectively, and a weighted average revenue per available room of approximately $64 and $59, respectively.

Our real estate assets had restricted cash balances totaling $0.7 million and $1.7 million as of March 31, 2015 and December 31, 2014, respectively, due to escrow requirements.

Real Estate Held-For-Sale

In the first quarter of 2015, we sold a property in our Multifamily Portfolio as well as a property in the Hotel Portfolio classified as held-for-sale for a total of $18.8 million and recognized a gain of $4.0 million.  There were no sales of property in the first quarter of 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

The results of operations for properties sold or classified as held-for-sale are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue:
Property operating income	$354,187	$1,084,354

Expenses:
Property operating expense	345,529	763,205
Depreciation	13,040	228,955
Net (loss) income	$(4,382)	$92,194

Note 7 — Debt Obligations

We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Debt	Collateral	Weighted	Debt	Collateral	Weighted
	Carrying	Carrying	Average	Carrying	Carrying	Average
	Value	Value	Note Rate	Value	Value	Note Rate

$150 million warehouse repurchase facility	$132,505,286	$218,741,287	2.42%	$—	$—	—
$100 million warehousing credit facility	58,643,095	87,717,666	2.46%	92,520,637	128,593,000	2.45%
$87 million warehouse repurchase facility	87,024,993	115,763,996	2.79%	—	—	—
$75 million warehousing credit facility	56,622,000	75,500,000	2.46%	42,975,000	58,000,000	2.45%
$60 million warehousing credit facility	38,460,000	51,705,000	2.21%	29,890,563	45,422,236	2.20%
$25 million term credit facility	9,720,000	12,200,000	2.21%	—	—	—
$15 million term credit facility	15,000,000	—	7.50%	15,000,000	—	7.50%

Total credit facilities and repurchase agreements	$397,975,374	$561,627,949	2.68%	$180,386,200	$232,015,236	2.84%

At March 31, 2015 and December 31, 2014, the weighted average interest rate for our credit facilities and repurchase agreements was 2.68% and 2.84%, respectively.  Including certain fees and costs, the weighted average interest rate was 2.97% and 3.06% at March 31, 2015 and December 31, 2014, respectively. There were no interest rate swaps on these facilities at March 31, 2015 and December 31, 2014.

In January 2015, we entered into a $150.0 million warehouse repurchase facility with a financial institution to finance a significant portion of the unwind of our CDO I and CDO II vehicles.  The facility bears interest at a rate of 212.5 basis points over LIBOR on senior mortgage loans, 350.0 basis points over LIBOR on junior mortgage loans, and matures in January 2017 with a one-year extension option.  The facility also has a structuring fee of 50 basis points, is subject to mark-to-market provisions, and contains certain financial covenants and restrictions, including a minimum liquidity requirement of $20.0 million and minimum tangible net worth of $300.0 million plus 75% of the net cash proceeds of any equity issuance that occurs after the closing date.  See “Collateralized Debt Obligations” below.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

In July 2011, we entered into a two year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In 2013, we amended the facility increasing the committed amount to $75.0 million, decreased the rate of interest from 275 basis points over LIBOR to 225 basis points over LIBOR, decreased certain commitment, warehousing and non-use fees and extended the maturity to April 2015, which was subsequently extended to May 2015, with a maturity of April 2016 for the outstanding advances only.  In March 2014, the facility’s committed amount was increased to $110.0 million, which included a temporary increase of $10.0 million that was repaid in April 2014 as part of the issuance of our third CLO, and required a 0.13% commitment fee, which was increased to 0.35% upon an amendment in August 2014 that included the elimination of advance fees.  The facility has a maximum advance rate of 75% and contains several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  The facility has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.

In March 2015, we entered into an $87.0 million warehouse repurchase facility with a financial institution to finance the acquisition of a first mortgage note.  The facility bore interest at a rate of 250 basis points over a LIBOR floor of .25%, had a commitment fee of .25% and a maturity in March 2016.  The facility also contained certain financial covenants and restrictions including a minimum liquidity requirement of $20.0 million and minimum tangible net worth of $275.0 million.  The facility was repaid in April 2015.

In February 2013, we entered into a one year, $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  In April 2014, we amended the facility, increasing the committed amount to $75.0 million.  The facility bears interest at a rate of 225 basis points over LIBOR which was originally 250 basis points over LIBOR, upon closing, requires a 17.5 basis point commitment fee, which was originally 12.5 basis points, upon closing, had a maturity in March 2015 that was extended to May 2015, has warehousing and non-use fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility has a maximum advance rate of 75% and contains certain restrictions including partial prepayment of an advance if a loan becomes 90 days past due or in the process of foreclosure, subject to certain conditions.  The facility has various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth which includes junior subordinated notes as equity of $150.0 million, maximum total liabilities less subordinate debt of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.

In June 2013, we entered into a one year, $40.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties, including a $10.0 million sublimit to finance retail and office properties.  In February 2014, we amended the facility, increasing the committed amount to $45.0 million, and in April 2014 the committed amount was increased to $60.0 million.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in April 2015, has warehousing fees and allows for an original warehousing period of up to 24 months from the initial advance on an asset.  The facility also has a maximum advance rate of 70% or 75%, depending on the property type, and contains certain restrictions including prepayment of an advance if a loan becomes 60 days past due or in the process of foreclosure, subject to certain conditions.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as a minimum debt service coverage ratio.  In April 2015, the facility was extended to April 2016 and the committed amount was increased to $75.0 million.

In February 2015, we entered into a $25.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 200 basis points over LIBOR, matures in February 2016, and has warehousing fees.  The facility also includes various financial covenants including a minimum liquidity requirement of $20.0 million, minimum tangible net worth of $150.0 million, as well as maximum total liabilities less subordinate debt of $2.0 billion.

In August 2014, we entered into a $15.0 million term facility with a maturity in August 2015 and a fixed interest rate of 7.5%.  The facility is secured by a portion of the bonds originally issued by our CDO III entity that we repurchased.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Collateralized Loan Obligations (CLOs)

The following table outlines borrowings and the corresponding collateral under our CLOs as of March 31, 2015:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO III	$281,250,000	$281,250,000	$363,222,090	$361,637,105	$7,237,093	$—
CLO IV	219,000,000	219,000,000	293,955,425	293,094,777	6,044,575	—
Total CLOs	$500,250,000	$500,250,000	$657,177,515	$654,731,882	$13,281,668	$—

The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO II	$177,000,000	$177,000,000	$252,353,210	$251,658,406	$7,284,919	$—
CLO III	281,250,000	281,250,000	315,390,280	313,932,084	59,245,183	—
Total CLOs	$458,250,000	$458,250,000	$567,743,490	$565,590,490	$66,530,102	$—

CLO II — Issued two investment grade tranches in January 2013 and a stated maturity date of February 2023.  Interest was variable based on three-month LIBOR; the weighted average note rate was 2.56%.

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date of May 2024.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.61%.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date of March 2025.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.45%.

(1) Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

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

In March 2015, we completed the unwinding of CLO II, redeeming $177.0 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our new and existing financing facilities as well as with cash held by the CLO and expensed approximately $1.5 million of deferred fees in the first quarter of 2015 into interest expense on the consolidated statements of income.

In February 2015, we completed our fourth collateralized securitization vehicle (“CLO IV”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $219.0 million.  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $250.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has an approximate 2.5 year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  Subsequently, the issuer

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

will own loan obligations with a face value of approximately $300.0 million.  The aggregate principal amounts of the three classes of notes are $165.8 million of Class A senior secured floating rate notes, $24.8 million of Class B secured floating rate notes and $28.5 million of Class C secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of approximately $81.0 million.  The notes have an initial weighted average interest rate of approximately 2.24% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 2.96%.

At March 31, 2015 and December 31, 2014, the aggregate weighted average note rate for our CLOs was 2.54% and 2.59%, respectively.  Including certain fees and costs, the weighted average note rate was 3.05% and 3.14% at March 31, 2015 and December 31, 2014, respectively.

Collateralized Debt Obligations (CDOs)

The following table outlines borrowings and the corresponding collateral under our CDO as of March 31, 2015:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO III	$79,420,379	$87,659,614	$195,580,494	$163,771,280	$7,176,997	$130,971,721

The following table outlines borrowings and the corresponding collateral under our CDOs as of December 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO I	$69,972,159	$75,402,789	$222,903,486	$174,460,160	$5,232,226	$180,691,292

CDO II	97,906,092	103,484,624	192,522,685	143,824,571	69,412,808	106,139,494

CDO III	144,192,804	152,507,713	202,758,120	171,457,394	64,771,797	147,049,346

Total CDOs	$312,071,055	$331,395,126	$618,184,291	$489,742,125	$139,416,831	$433,880,132

CDO I — Issued four investment grade tranches in January 2005 with a stated maturity date of February 2040.  Interest was variable based on three-month LIBOR; the weighted average note rate was 3.23% at December 31, 2014.

CDO II — Issued nine investment grade tranches in January 2006 with stated maturity date of April 2038.  Interest was variable based on three-month LIBOR; the weighted average note rate was 6.22% at December 31, 2014.

CDO III — Issued ten investment grade tranches in December 2006 with a stated maturity date of January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 1.32% and 0.98% at March 31, 2015 and December 31, 2014, respectively.

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

At March 31, 2015 and December 31, 2014, the aggregate weighted average note rate for our CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 1.32% and 3.13%, respectively.  Excluding the effect of swaps, the weighted average note rate at March 31, 2015 and December 31, 2014 was 0.94% and 1.07%, respectively.  Including certain fees and costs, the weighted average note rate was 2.04% and 3.55% at March 31, 2015 and December 31, 2014, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

In January 2015, we completed the unwinding of CDO I and CDO II, redeeming $167.9 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO I and II’s remaining assets within a new $150.0 million warehouse repurchase facility and our existing financing facilities, as well as with cash held by each CDO.  As a result of this transaction, we generated approximately $30.0 million in cash equity and expensed $0.5 million of deferred fees in the first quarter of 2015.  We also terminated the related basis and interest rate swaps and incurred a loss of $4.3 million in the first quarter of 2015.  See Note 8 — “Derivative Financial Instruments” for additional details.

In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity.  In the first quarter of 2015, we unwound our CDO I and CDO II vehicles and reduced the balance of estimated interest by $11.0 million, recording a gain on acceleration of deferred income in the consolidated statements of income, and $8.2 million remains at March 31, 2015.

As CDO III is past its reinvestment period, investor capital is repaid quarterly from proceeds received from loan repayments held as collateral in accordance with the terms of the CDO.  Proceeds distributed are recorded as a reduction of the CDO liability.  CDO III had a $100.0 million revolving note class that provided a revolving note facility, which was paid off in the first quarter of 2015.

We account for our CLO and CDO transactions on our consolidated balance sheet as financing facilities.  Our CLOs and CDOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements accordingly.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

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

In August 2014, we issued an additional $35.0 million of the senior unsecured notes for net proceeds of approximately $32.5 million after deducting the issuance and underwriting discounts and offering expenses.  Additionally, the underwriters exercised a portion of their over-allotment option for a $4.2 million aggregate principal amount providing additional net proceeds of $3.9 million.  The notes can be redeemed by us after May 15, 2017.  The interest is paid quarterly in February, May, August, and November starting in August 2014.  Including certain fees and costs, the weighted average note rate was 8.09% and 8.06% at March 31, 2015 and December 31, 2014, respectively.  We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes was $160.0 million and $159.8 million at March 31, 2015 and December 31, 2014, respectively, which is net of a deferred amount of $15.9 million and $16.0 million, respectively.  These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and were not redeemable for the first two years.  The current weighted average note rate was 3.03% and 3.01% at March 31, 2015 and December 31, 2014, respectively, however, based upon the accounting treatment for the restructuring mentioned below, the effective rate was 3.08% and 3.07% at March 31, 2015 and December 31, 2014, respectively.  Including certain fees and costs, the weighted average note rate was 3.20% and 3.18% at March 31, 2015 and December 31, 2014, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  See Note 9 — “Variable Interest Entities” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

In 2009, we retired $265.8 million of our then outstanding trust preferred securities, primarily consisting of $258.4 million of junior subordinated notes issued to third party investors and $7.4 million of common equity issued to us in exchange for $289.4 million of newly issued unsecured junior subordinated notes, representing 112% of the original face amount.   The notes bear interest equal to three month LIBOR plus a weighted average spread of 2.77%.  The 12% increase to the face amount due upon maturity, which had a balance of $15.9 million at March 31, 2015, is being amortized into interest expense over the life of the notes.  We also paid transaction fees of approximately $1.3 million to the issuers of the junior subordinated notes related to this restructuring which is being amortized into interest expense over the life of the notes.

Notes Payable

The following table outlines borrowings under our notes payable as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $28.8 million, expiration January 2016, interest is based on a portion of the interest received from the loan which has a fixed rate of 15.0%	1,000,000	1,000,000	—	—
Total notes payable	$2,300,000	$2,300,000	$1,300,000	$1,300,000

At March 31, 2015 and December 31, 2014, the weighted average note rate for our notes payable was 6.61%.  There were no interest rate swaps on the notes payable at March 31, 2015 and December 31, 2014.

Our obligation to pay interest on the junior loan participations is based on the performance of the related loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

We have a first lien mortgage in connection with the acquisition of real property pursuant to bankruptcy proceedings for an entity in which we had a loan secured by the Multifamily Portfolio.  In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the existing mortgage of $20.7 million, replacing it with two new notes payable totaling $27.2 million.  At March 31, 2015, the new notes payable consists of a $24.7 million secured loan that bears interest at a fixed rate of 3.00% and matures in December 2017, as well as a $2.5 million, unsecured loan that bears interest at a variable rate of one-month LIBOR plus 2.75% and matures in December 2016.  At December 31, 2014, the prior mortgage had an outstanding balance of $31.0 million, bore interest at a variable rate of one-month LIBOR plus 1.23% and was to mature in June 2015.

Debt Covenants

Our debt facilities contain various financial covenants and restrictions, including minimum net worth, minimum liquidity and maximum debt balance requirements, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at March 31, 2015.

Our CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in our

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

CDO or any of our CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDO and CLOs were in compliance with all such covenants as of March 31, 2015, as well as on the most recent determination dates in April 2015.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDO or CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CDO and CLO compliance tests as of the most recent determination dates in April 2015:

Cash Flow Triggers	CDO III	CLO III	CLO IV

Overcollateralization (1)

Current	115.97%	133.33%	136.99%

Limit	105.60%	132.33%	135.99%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	240.39%	296.97%	237.01%

Limit	105.60%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO III	CLO III	CLO IV

April 2015	115.97%	133.33%	136.99%
January 2015	111.34%	133.33%	—
October 2014	110.65%	133.33%	—
July 2014	109.20%	133.33%	—
April 2014	108.74%	—	—

The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CDO and CLOs prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.  No payment due under the junior subordinated indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee.  The junior subordinated indentures are also cross-defaulted with each other.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by us as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Notional Value						Fair Value
Designation\ Cash Flow	Derivative	Count	March 31, 2015	Count	December 31, 2014	Expiration Date	Balance Sheet Location	March 31, 2015	December 31, 2014

Non-Qualifying	Basis Swaps	—	$—	1	$3,000	-	Other Assets	$—	$2

Non-Qualifying	LIBOR Cap	1	$71,701	1	$71,701	2015	Other Assets	$—	$—

Qualifying	LIBOR Cap	1	$43,500	—	$—	2017	Other Assets	$27	$—

Qualifying	Interest Rate Swaps	6	$115,729	12	$250,321	2016 - 2017	Other Liabilities	$(8,769)	$(13,908)

The non-qualifying basis swaps hedges are used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  We are exposed to changes in the fair value of certain of our fixed rate obligations due to changes in benchmark interest rates and use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  During the three months ended March 31, 2015, CDO II was unwound and the related basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated and recorded as a loss in the first quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.  For the three months ended March 31, 2015 and 2014, the change in fair value of the non-qualifying basis swaps and LIBOR caps was less than $(0.1) million and was recorded in interest expense on the consolidated statements of income.

The change in the fair value of qualifying interest rate swap cash flow hedges was recorded in accumulated other comprehensive loss on the consolidated balance sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  During the three months ended March 31, 2015, CDO I and CDO II were unwound and the related interest rate swaps with an aggregate notional value of $134.6 million and an aggregate fair value of $(4.3) million were terminated and recorded as a loss in the first quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.  Also during the three months ended March 31, 2015, we entered into a qualifying LIBOR cap hedge due to a CLO agreement requiring a LIBOR cap of 2%.  During the three months ended March 31, 2014, two interest swaps matured with a combined notional value of approximately $32.0 million.  As of March 31, 2015, we expect to reclassify approximately $(5.7) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of March 31, 2015 and December 31, 2014, we had a net deferred loss of $1.0 million and $1.1 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements.  We recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended March 31, 2015 and 2014, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended March 31, 2015 and 2014.  We expect to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

The fair value of non-qualifying forward contracts was $2.9 million as of March 31, 2014 and consisted of $16.6 million of RMBS investments, net of $0.6 million of net unrealized losses in fair value and $13.7 million of repurchase financing.  The RMBS investments were financed with repurchase agreements and were accounted for as linked transactions, which are considered forward contracts.  The repurchase agreements generally financed 80% - 90% of the purchase and bore interest at a rate of 125 to 175 basis points over LIBOR.  During the three months ended March 31, 2014, we sold six RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $47.8 million for approximately $48.0 million and recorded a net gain of $0.2 million related to the settlement of these linked transactions.  The six RMBS investments were financed with repurchase agreements totaling $41.8 million which were repaid with the proceeds.  For the three months ended March 31, 2014, $0.1 million of net interest income and a less than $0.1 million decrease in fair value was recorded to other income in the consolidated statements of income.

The following table presents the effect of our derivative financial instruments on the Statements of Income as of March 31, 2015 and 2014 (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Termination of Swaps (Ineffective Portion) For the Three Months Ended		Amount of Loss Recognized in Loss on Termination of Swaps (Ineffective Portion) For the Three Months Ended		Amount of Loss Recognized in Other Income For the Three Months Ended
Designation\ Cash Flow	Derivative	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$(3)	$—	$—	$—

Qualifying	Interest Rate Swaps/Cap	$742	$442	$(1,731)	$(3,441)	$(4,286)	$—	$—	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(45)

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of March 31, 2015 and December 31, 2014 of approximately $(9.7) million and approximately $(15.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(8.7) million and $(13.9) million, respectively, deferred losses on terminated interest rate swaps of $(1.1) million and $(1.2) million, respectively, and deferred net gains on termination of interest rate swaps of $0.1 million for both periods.

We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.  As of March 31, 2015 and December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(8.3) million and $(9.2) million, respectively.  As of March 31, 2015 and December 31, 2014, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $8.6 million and $9.6 million, respectively, which is recorded in other assets in our consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Note 9 — Variable Interest Entities

We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, senior unsecured notes, junior subordinated notes, CDO and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CDO, CLOs and investments in mortgage related securities are potential VIEs.

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

Assets held by the CDOs and CLOs are restricted and can be used only to settle obligations of the CDOs and CLOs.  The liabilities of the CDOs and CLOs are non-recourse to us and can only be satisfied from each CDOs and CLOs respective asset pool.  Assets and liabilities related to the CDOs and CLOs are disclosed parenthetically, in the aggregate, in our consolidated balance sheets.  See Note 7 — “Debt Obligations” for further details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CDOs and CLOs.

Unconsolidated VIEs

We determined that we are not the primary beneficiary of 23 VIEs in which we have a variable interest as of March 31, 2015 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $478.6 million and exposure to real estate debt of approximately $2.1 billion at March 31, 2015.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2015:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$387,100,762	$387,100,762
Loans and equity investments	88,780,401	88,780,401
CMBS	2,100,000	2,100,000
Junior subordinated notes (3)	578,000	578,000
Total	$478,559,163	$478,559,163

(1) Represents the carrying amount of loans and investments before reserves.  At March 31, 2015, $187.3 million of loans to VIEs had corresponding loan loss reserves of approximately $112.1 million and $40.3 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) Our maximum exposure to loss as of March 31, 2015 would not exceed the carrying amount of its investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

(3) It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since our investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of our financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:

Loans and investments, net	$1,610,535,691	$1,644,421,518	$1,459,475,650	$1,478,778,674
Available-for-sale securities	2,558,498	2,558,498	2,499,709	2,499,709
Derivative financial instruments	26,564	26,564	1,995	1,995

Financial liabilities:
Credit and repurchase facilities	$397,975,374	$397,248,343	$180,386,200	$179,964,341
Collateralized loan obligations	500,250,000	501,416,875	458,250,000	459,673,750
Collateralized debt obligations	87,659,614	47,498,137	331,395,126	240,541,397
Senior unsecured notes	97,860,025	98,290,609	97,860,025	95,902,825
Junior subordinated notes	159,969,563	102,981,052	159,833,260	102,600,561
Notes payable	2,300,000	2,280,115	1,300,000	1,292,461
Mortgage note payable - real estate owned and held-for-sale	27,155,000	27,125,857	30,984,357	29,962,066
Derivative financial instruments	8,769,143	8,769,143	13,908,163	13,908,163

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

March 31, 2015

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

Derivative financial instruments:  Fair values of interest rate swap derivatives and LIBOR caps are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.  These items are included in other assets and other liabilities on the consolidated balance sheets.  We incorporate credit valuation adjustments in the fair values of our derivative financial instruments to reflect counterparty nonperformance risk.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2015:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities (1)	$2,558,498	2,558,498	$558,498	$—	$2,000,000
Derivative financial instruments	26,564	26,564	—	26,564	—
Financial liabilities:
Derivative financial instruments	$8,769,143	$8,769,143	$—	$8,769,143	$—

(1) Our equity securities were measured using Level 1 inputs and our CMBS investment was measured using Level 3 inputs.

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale
Securities

Balance as of December 31, 2014	$2,000,000
Adjustments to fair value:
Net changes in fair value	—
Balance as of March 31, 2015	$2,000,000

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair value of these financial assets was determined using the following inputs as of March 31, 2015:

	Net		Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$105,880,502	$105,880,502	$—	$—	$105,880,502

(1) We had an allowance for loan losses of $116.5 million relating to 10 loans with an aggregate carrying value, before loan loss reserves, of approximately $222.4 million at March 31, 2015.

Loan impairment assessments:  Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses when such loan or investment is deemed to be impaired.  We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  We perform evaluations of our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses.  These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.  The table above includes all impaired loans, regardless of the period in which an impairment was recognized.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Quantitative information about Level 3 Fair Value Measurements on a recurring and non-recurring basis:

	March 31, 2015
			Significant
		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)
Financial assets:
Impaired loans (1):
Multi-family	$2,349,965	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	8.00% 6.50% to 8.00% (7.09%) 2.00%
Office	6,278,377	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	10.00% to 11.25% (10.50%) 8.25% to 9.50% (9.08%) 2.50% to 3.00% (2.63%)
Land	66,533,657	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	15.00% 7.25% 3.00%
Hotel	30,718,503	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.25% 7.25% 3.00%
CMBS	2,000,000	Discounted cash flows	Discount rate	14.16%

(1)         Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of March 31, 2015:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,610,535,691	$1,644,421,518	$—	$—	$1,644,421,518
Financial liabilities:
Credit facilities and repurchase agreements	$397,975,374	$397,248,343	$—	$—	$397,248,343
Collateralized loan obligations	500,250,000	501,416,875	—	—	501,416,875
Collateralized debt obligation	87,659,614	47,498,137	—	—	47,498,137
Senior unsecured notes	97,860,025	98,290,609	98,290,609	—	—
Junior subordinated notes	159,969,563	102,981,052	—	—	102,981,052
Notes payable	2,300,000	2,280,115	—	—	2,280,115
Mortgage note payable — real estate owned	27,155,000	27,125,857	—	—	27,125,857

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Note 11 — Commitments and Contingencies

Contractual Commitments

Our debt obligations have approximate maturities of $211.1 million in 2015, $196.3 million in 2016, $402.8 million in 2017, $187.9 million in 2018, $17.2 million in 2019 and $273.7 million thereafter.

In accordance with certain loans and investments, we have outstanding unfunded commitments of $18.2 million as of March 31, 2015 that we are obligated to fund as the borrowers meet certain requirements.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.  Our restricted cash balance at March 31, 2015 contained approximately $18.2 million which was available to fund all of the unfunded commitments for loans financed by our CDO and CLO vehicles.

Litigation

We currently are neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us other than the following:

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  The

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

bankruptcy court granted the motion and the amended complaint has been filed.  The amended complaint seeks $139.0 million in the aggregate from director designees and our affiliates as well as unaffiliated defendants.  We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein.  During a status conference held on March 18, 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling.

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

Common Stock

In February 2014, we entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  During the first quarter of 2014, we sold 1,000,000 shares for net proceeds of $6.5 million. As of March 31, 2015, 6,500,000 shares are available for sale under this offering.

We used the net proceeds from our preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

As of May 1, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

Distributions

The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2015:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125

(1)           The dividend declared on February 2, 2015 for the Series A, B and C preferred stock was for the period December 1, 2014 through February 28, 2015.

Common Stock  — On April 29, 2015, the Board of Directors declared a cash dividend of $0.15 per share of common stock.  The dividend is payable on June 1, 2015 to common stockholders of record as of the close of business on May 15, 2015.

Preferred Stock  — On April 29, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2015 through May 31, 2015 and are payable on June 1, 2015 to preferred stockholders of record on May 15, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Deferred Compensation

In March 2015, we issued 328,400 shares of restricted common stock under the 2014 Omnibus Stock Incentive Plan (the “2014 Plan”) to certain employees of ours and our Manager, inclusive of 105,000 shares granted to our chief executive officer, Mr. Ivan Kaufman, with a total grant date fair value of $2.3 million and recorded $0.4 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our consolidated statements of income.  One third of the shares vested as of the date of grant, one third will vest in March 2016, and the remaining third will vest in March 2017. In March 2015, we also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense in our consolidated statements of income.

During the first quarter of 2015, we also issued 74,294 shares of restricted common stock to Mr. Kaufman under his 2015 annual incentive agreement with a grant date fair value of $0.5 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vest as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant.  Mr. Kaufman was also granted up to 445,765 performance-based restricted stock units that vest at the end of a four-year performance period based on the our achievement of certain total shareholder return objectives. The restricted stock units had a grant date fair value of $1.2 million and we recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.

As of March 31, 2015, unvested restricted stock consisted of 256,989 shares granted to our employees with a grant date fair value of $1.8 million and 203,002 shares granted to employees of our Manager with a grant date fair value of $1.4 million, which is subject to remeasurement each reporting period.  Expense is recognized ratably over the vesting period in our consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively.  During the three months ended March 31, 2015 and 2014, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.1 million for both periods, and for non-employees to selling and administrative expense for $0.2 million and $0.1 million, respectively.

Vesting of restricted shares is dependent on a service requirement.  Dividends paid on restricted shares are recorded as dividends on shares of our common stock whether or not they are vested.  For accounting purposes, we measure the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees of ours with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

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

Accumulated Other Comprehensive Loss

At March 31, 2015, accumulated other comprehensive loss was $9.3 million and consisted of $8.7 million of net unrealized losses on derivatives designated as cash flow hedges, net deferred losses on terminated interest swaps of $1.0 million, less a $0.4 million unrealized gain related to available-for-sale securities.  At December 31, 2014, accumulated other comprehensive loss was $14.7 million and consisted of $13.9 million of net unrealized losses on derivatives designated as cash flow hedges, net deferred losses on terminated interest swaps of $1.1 million, less a $0.3 million unrealized gain related to available-for-sale securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:

Interest Rate Swaps	$(1,730,927)	$(3,440,877)	Interest expense (1)
Termination of Interest Rate Swaps	$(4,285,995)	$—	Loss on termination of swaps (1)
Net realized gain on sale of available-for-sale investments:
RMBS investment	$—	$431,476	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

Note 13 — Earnings Per Share

Basic EPS is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer in the first quarter of 2015 as well as the weighted average dilutive effect of warrants for the period of time that they were outstanding.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three months ended March 31, 2015 and 2014.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to Arbor Realty Trust, Inc. common stockholders (1)	$15,010,469	$15,010,469	$5,874,761	$5,874,761

Weighted average number of common shares outstanding	50,544,575	50,544,575	49,336,308	49,336,308
Dilutive effect of restricted stock units (2)	—	288,161	—	—
Dilutive effect of warrants (3)	—	—	—	416,505
Weighted average number of common shares outstanding	50,544,575	50,832,736	49,336,308	49,752,813

Net income attributable to Arbor Realty Trust, Inc. per common share (1)	$0.30	$0.30	$0.12	$0.12

(1)         Net of preferred stock dividends.

(2)         Mr. Kaufman was granted restricted stock units which vest at the end of a four-year performance period based upon our achievement of total shareholder return objectives.  See Note 12 — “Equity” for further details.

(3)         On July 1, 2014, we acquired and canceled all of our warrants.  See Note 12 — “Equity” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Note 14 — Agreements and Transactions with Related Parties

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

The management agreement also allows us to consider, from time to time, the payment of additional “success-based” fees to our Manager for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.  If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million.

The following table sets forth our base management fees and incentive fees for the periods indicated:

	Three Months Ended March 31,
Management Fees:	2015	2014

Base (1)	$2,675,000	$2,450,000

Incentive	—	—
Total management fee	$2,675,000	$2,450,000

(1)         Included in base management fees at March 31, 2015 and 2014 was $1.4 million and $1.2 million, respectively, which was included in due to related party.

For the three months ended March 31, 2015 and 2014, no success-based payments were made.

Other Related Party Transactions

Due from related party was less than $0.1 million at both March 31, 2015 and December 31, 2014 and consisted primarily of escrows held by our Manager and its affiliates related to real estate transactions.

Due to related party was $1.4 million at March 31, 2015 and consisted primarily of base management fees due to our Manager, of which $0.8 million will be remitted by us in the following quarter.  At December 31, 2014, due to related party was $2.7 million and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date of February 2018.  In order to accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours.  Interest income recorded from this loan was approximately $0.6 million for the three months ended March 31, 2015.

In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we own a 22.5% indirect interest in this entity.  Also during the quarter, we invested $3.6 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  During the first quarter of 2015, we recorded income of $3.0 million from these investments.  See Note 5 — “Investment in Equity Affiliates” for further details.

During the third quarter of 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, who together own an interest of approximately 95%.  In August 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date of August 2015.  Interest income recorded from these loans totaled approximately $0.1 million for the three months ended March 31, 2015.

In July 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% and a maturity date of January 2016.  Interest income recorded from this loan totaled approximately $0.7 million for the three months ended March 31, 2015.

In March 2014, we originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to our Manager.  The loan has an interest rate of 6.38% and a maturity date of March 2016.  In May 2014, the junior loan participations to our Manager were paid off.  The participations had a weighted average interest rate of 7.20%.  Interest income recorded from this loan totaled approximately $1.2 million for the three months ended March 31, 2015.

We had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from our Manager.  In the first quarter 2014, our Manager purchased the property from the prior borrower subject to our loans.  In connection with this purchase, our Manager paid down the loans by $2.3 million and we restructured our remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.  In April 2015, the maturity date on both of these loans was extended to July 2015.  Interest income recorded from these loans totaled approximately $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our manager involving the acquisition of our Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business.  There were preliminary discussions between the special committee and representatives of our Manager regarding a potential transaction during the second and third quarter of 2013.  In connection therewith, the special committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees during 2013.  In late June of 2014, preliminary discussions regarding a possible transaction resumed but we cannot provide any assurance whether any transaction between us and our Manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing.  No advisory fees or other related fees were incurred during 2014 or the three months ended March 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber, our executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020 and was paid down during 2014 and 2015 to a balance of $31.0 million at March 31, 2015 and paid down $8.0 million subsequently.  The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At March 31, 2015, this debt had an aggregate outstanding balance of $763.4 million and is scheduled to mature between 2017 and 2025.

Interest income recorded from loans originated in 2013 or prior years with our affiliates totaled $0.1 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to its operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our Manager.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager.  Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager.  Our Manager currently holds approximately 5.3 million of our common shares, representing approximately 11% of the voting power of our outstanding stock as of March 31, 2015.  Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

Note 15 — Due to Borrowers

Due to borrowers represents borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

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

Recent Developments

Loan and Investment Activity — We originated 14 loans totaling $209.9 million with a weighted average interest rate of 8.15% and acquired a defaulted first mortgage for $116.0 million with a default interest rate of 9.95%.  We received full satisfaction of 11 loans totaling $140.1 million with a weighted average interest rate of 8.93% and partial paydowns on four loans totaling $33.8 million with a weighted average interest rate of 3.51%.  We also recognized provision for loan losses totaling $1.0 million.

Financing Activities — The following events occurred during the first quarter of 2015 and are described in more detail in Note 7 — “Debt Obligations” of this report:

•                  We completed the unwind of two legacy collateralized debt obligations (CDO I and CDO II) and a collateralized loan obligation (CLO II) redeeming $344.9 million of outstanding notes and generating approximately $30.0 million of cash equity previously held in these vehicles. The notes were redeemed primarily through a new $150.0 million warehouse repurchase facility and our existing facilities as well as cash held by these vehicles. In connection with unwinding these vehicles, we recorded an $11.0 million gain on the acceleration of deferred income, a $4.3 million loss on the termination of swaps related to these vehicles and $2.0 million of accelerated deferred financing costs for a net gain of $4.7 million.

•                  We closed our fourth collateralized securitization vehicle (CLO IV) totaling $300.0 million of real estate related assets and cash.  An aggregate of $219.0 million of investment-grade notes were issued and we retained an $81.0 million equity interest in the portfolio.  We used a portion of the proceeds from CLO IV to substantially pay down our credit facilities.

•                  We also added a one-year, $87.0 million warehouse repurchase facility to finance the acquisition of a $116.0 million defaulted first mortgage and added a one-year, $25.0 million warehouse facility to finance first mortgage loans on multifamily properties.

Equity Investment Transactions — In the first quarter of 2015, we invested $9.6 million in a joint venture with our Manager for a non-controlling interest in a residential mortgage banking business.  We also invested $3.6 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  We recorded equity income of $3.0 million from these investments in the first quarter of 2015.  See Note 5 — “Investments in Equity Affiliates” of this report.

Real Estate Owned Assets — In the first quarter of 2015, we sold two real estate properties classified as held-for-sale for $18.8 million and recognized a total gain of $4.0 million.

Subsequent Event — The $116.0 million defaulted first mortgage acquired in the first quarter of 2015 was paid off in April 2015.  As a result of this transaction, we repaid the $87.0 million warehouse facility and expect to recognize approximately $6.5 million of income in the second quarter of 2015.

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms.  Although U.S. economic and market conditions have generally improved over the past several years, the overall market recovery remains uncertain.  The impact of the previous economic downturn had a significant negative impact on both us and our borrowers.  If economic conditions weaken in the future, it may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

The capital markets began to substantially open up in 2012 and access to the equity and debt markets continue to improve.  We rely on these markets to generate capital for financing the growth of our business.  During the three months ended March 31, 2015, we closed a fourth collateralized securitization offering, whereby we issued $219.0 million of investment grade notes.  We also entered into three new financing facilities for total availability of $262.0 million.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

During the first quarter of 2015, we recorded $1.0 million of new provision for loan losses, primarily due to declining collateral values, and less than $0.1 million in net recoveries of reserves.  During fiscal year 2014, we recorded $9.0 million of new provisions for loan losses and $9.3 million in net recoveries of reserves.  In addition, during the first quarter of 2014 we recorded impairment losses on a real estate owned asset of $0.3 million.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the levels of modifications and extensions have declined and repayments of loans increased as borrowers’ access to financing improved.  If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Refer to our 2014 Annual Report for additional risk factors.

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three months ended March 31, 2015 and 2014, interest income earned on these loans and investments represented 76% and 71%, respectively, of our total revenues.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three months ended March 31, 2015 and 2014, property operating income represented 24% and 26%, respectively, of our total revenues.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2015 to December 31, 2014:

Cash and cash equivalents increased $55.0 million primarily due to proceeds from the unwinding of CLO II, CDO I and CDO II, the addition of new debt facilities as well as loan payoffs and interest from our investments, net of funding new loan originations and investments and payment of distributions to our stockholders.

Restricted cash decreased $191.3 million primarily due to the unwinding of CLO II, CDO I and CDO II as well as the timing of loan payoffs received in CDO III and is net of issuance proceeds available from our fourth CLO.  Restricted cash is kept on deposit with the trustees for our CLOs and CDO, and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.75 billion and $1.59 billion at March 31, 2015 and December 31, 2014, respectively.  The increase in our portfolio balance was primarily due to loan originations, including the acquisition of a $116.0 million defaulted first mortgage, exceeding loan payoffs by $152.0 million.

Our portfolio had a weighted average current interest pay rate of 5.47% and 5.44% at March 31, 2015 and December 31, 2014, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.07% and 6.16%, respectively.  Advances on our financing facilities totaled $1.25 billion and $1.23 billion at March 31, 2015 and December 31, 2014, respectively, with a weighted average funding cost of 3.39% and 3.65%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.81% and 4.07%, respectively.

Loan and investment activity during the three months ended March 31, 2015 was primarily comprised of:

•                  Originated 14 loans totaling $209.9 million with a weighted average interest rate of 8.15%.

•                  Acquired a first mortgage note for $116.0 million with a default interest rate of 9.95%.

•                  Received full satisfaction of 11 loans totaling $140.1 million that had a weighted average interest rate of 8.93% and partial paydowns on four loans totaling $33.8 million with a weighted average interest rate of 3.51%.

•                  Modified two loans totaling $30.0 million resulting in a decrease in the weighted average interest rate from 13.84% to 12.02%.

•                  Extended four loans totaling $20.4 million.

Our allowance for loan losses was $116.5 million at March 31, 2015, an increase of $1.0 million from December 31, 2014 due to impairments on two loans totaling $1.0 million.

Investments in equity affiliates increased $16.3 million as a result of $13.2 million in total investments we made with our Manager in a residential mortgage banking business and $3.0 million of equity income recognized on these investments in the first quarter of 2015.

Real estate held-for-sale — We sold two real estate properties for a total of $18.8 million and paid off the related mortgage note payable of $9.1 million in the first quarter of 2015.  We recognized a total gain of $4.0 million on these sales.

Liabilities — Comparison of balances at March 31, 2015 to December 31, 2014:

Credit facilities and repurchase agreements increased $217.6 million primarily due to adding three new financing facilities with total capacity of $262.0 million, partially offset by paying down the facilities with a portion of the proceeds from the issuance of CLO IV.

Collateralized loan obligations increased $42.0 million due to the completion of our fourth collateralized securitization where we issued $219.0 million of CLO notes, partially offset by the unwind of CLO II totaling $177.0 million in the first quarter of 2015.

Collateralized debt obligations decreased $243.7 million due to the unwind of CDO I and CDO II in the first quarter of 2015 as well as proceeds received from CDO loan runoff used to repay CDO III bond investors.

Equity

Equity activity in the first quarter of 2015 consisted of the issuance of 402,694 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, and 63,000 shares to the independent members of the Board of Directors.  We also issued up to 445,765 performance-based restricted common stock units to our chief executive officer that vest at the end of a four-year performance period subject to meeting certain total stockholder return objectives.  See Note 12 — “Equity” of this report.

As of May 1, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2015:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 2, 2015 for the Series A, B and C preferred stock was for the period December 1, 2014 through February 28, 2015.

Common Stock — On April 29, 2015, the Board of Directors declared a cash dividend of $0.15 per share of common stock, representing a 15.4% increase over the prior quarter dividend of $0.13 per share.  The dividend is payable on June 1, 2015 to common stockholders of record as of the close of business on May 15, 2015.

Preferred Stock — On April 29, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from March 1, 2015 through May 31, 2015 and are payable on June 1, 2015 to preferred stockholders of record on May 15, 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)

Interest income	$27,209,395	$24,911,855	$2,297,540	9%
Interest expense	13,927,367	10,591,378	3,335,989	31%
Net interest income	13,282,028	14,320,477	(1,038,449)	(7)%

Other revenue:
Property operating income	8,450,343	9,258,088	(807,745)	(9)%
Other income, net	36,000	858,396	(822,396)	(96)%
Total other revenue	8,486,343	10,116,484	(1,630,141)	(16)%

Other expenses:
Employee compensation and benefits	4,290,206	3,385,949	904,257	27%
Selling and administrative	2,897,810	1,982,219	915,591	46%
Property operating expenses	6,385,088	6,997,123	(612,035)	(9)%
Depreciation and amortization	1,438,677	1,811,683	(373,006)	(21)%
Impairment loss on real estate owned	—	250,000	(250,000)	(100)%
Provision for loan losses (net of recoveries)	982,680	134,344	848,336	nm
Management fee — related party	2,675,000	2,450,000	225,000	9%
Total other expenses	18,669,461	17,011,318	1,658,143	10%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	3,098,910	7,425,643	(4,326,733)	(58)%

Gain on acceleration of deferred income	11,009,162	—	11,009,162	nm
Loss on termination of swaps	(4,289,450)	—	(4,289,450)	nm
Gain on sale of real estate	3,984,364	—	3,984,364	nm
Income from equity affiliates	3,095,913	40,048	3,055,865	nm

Net income	16,898,899	7,465,691	9,433,208	126%

Preferred stock dividends	1,888,430	1,590,930	297,500	19%

Net income attributable to Arbor Realty Trust, Inc. common stockholders	$15,010,469	$5,874,761	$9,135,708	156%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,337,556	$22,072	6.69%	$1,141,767	$18,119	6.44%
Mezzanine / junior participation loans	172,133	2,961	6.98%	349,765	4,599	5.33%
Preferred equity investments	128,292	2,094	6.62%	116,376	2,080	7.25%
Securities	2,100	6	1.07%	9,362	52	2.25%
Core interest-earning assets	1,640,081	27,133	6.71%	1,617,270	24,850	6.23%
Cash equivalents	185,856	76	0.17%	161,119	62	0.16%

Total interest-earning assets	$1,825,937	27,209	6.04%	$1,778,389	24,912	5.68%

Interest-bearing liabilities:
Warehouse lines	$273,557	2,154	3.19%	$165,916	1,302	3.18%
CLO	503,617	5,465	4.40%	264,500	2,311	3.54%
CDO	132,134	2,622	8.05%	532,164	5,023	3.83%
Trust preferred	175,858	1,419	3.27%	175,858	1,392	3.21%
Unsecured debt	112,860	2,241	8.05%	20,000	477	9.67%
Other non-recourse	2,000	26	5.24%	4,663	64	5.57%
Securities financing	—	—	—	4,808	22	1.86%

Total interest-bearing liabilities	$1,200,026	13,927	4.71%	$1,167,909	10,591	3.68%
Net interest income		$13,282			$14,321

(1)         Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $2.3 million, or 9%, for the three months ended March 31, 2015 as compared to the same period in 2014.  This increase was primarily due to an 8% increase in the average yield on core interest-earning assets from 6.23% for the three months ended March 31, 2014 to 6.71% for the three months ended March 31, 2015, primarily due to $2.4 million of fee income from accelerated runoff.  The increase was also due to a 1% increase in our average core interest-earning assets from $1.62 billion for the three months ended March 31, 2014 to $1.64 billion for the three months ended March 31, 2015, primarily due to loan originations exceeding loan payoffs.

Interest expense increased $3.3 million, or 31%, for the three months ended March 31, 2015 as compared to the same period in 2014.  The average cost of these interest-bearing liabilities increased 28% from 3.68% for the three months ended March 31, 2014 to 4.71% for the three months ended March 31, 2015, primarily due to the acceleration of $2.0 million of fees from the unwind of our CLO II, CDO I and CDO II vehicles, as well as the issuance of $97.9 million of senior unsecured notes in May and August 2014 and an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within these CDO’s.  The increase was also due to a 3% increase in the average balance of our interest-bearing liabilities from $1.17 billion for the three months ended March 31, 2014 to $1.20 billion for the three months ended March 31, 2015.  The increase in the average balance was primarily due to the issuances of senior unsecured notes in May 2014 and August 2014.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios. Property operating results decreased $0.2 million, or 9%, for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to the sale of four Multifamily properties and one Hotel property during 2014 and the first quarter of 2015.

Other income, net decreased $0.8 million, or 96%, for the three months ended March 31, 2015, as compared to the same period in 2014.  During the first quarter of 2014, we recognized a $0.5 million gain on the sale of RMBS investments held as available-for-sale.

Other Expenses

Employee compensation and benefits expense increased $0.9 million, or 27%, for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to stock-based compensation of $0.7 million associated with grants of restricted stock to our employees and a grant of performance-based restricted stock units to our chief executive officer in the first quarter of 2015.

Selling and administrative expense increased $0.9 million, or 46%, for the three months ended March 31, 2015 as compared to the same period in 2014.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our Manager.  This increase was primarily due to stock-based compensation of $0.9 million in the first quarter of 2015.

Provision for loan losses (net of recoveries) totaled $1.0 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.  During the first quarter of 2015, we recognized a $1.0 million provision for loan losses related to two loans and recorded net recoveries of previously recorded loan losses of less than $0.1 million, resulting in a provision for loan losses, net of recoveries of $1.0 million. During the first quarter of 2014, we recognized a $1.0 million provision for loan losses related to one loan and recorded net recoveries of previously recorded loan losses of $0.9 million, resulting in a provision for loan losses, net of recoveries of $0.1 million.

Management fees — related party increased $0.2 million, or 9%, for the three months ended March 31, 2015 as compared to the same period in 2014.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

In connection with the unwind of CDO I and II in the first quarter of 2015, we recorded an $11.0 million gain that was previously deferred due to the reissuance of CDO I and CDO II bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt.  See Note 7 — “Debt Obligations” for more details about this gain.  We also terminated the basis and interest rate swaps associated with these CDOs and recognized a loss of $4.3 million.  See Note 8 — “Derivative Financial Instruments” for more details about the swap termination.

Gain on Sale of Real Estate

During the three months ended March 31, 2015, we sold a real estate property in our Multifamily Portfolio for $12.4 million and recognized a gain of $3.0 million, and sold a property in our Hotel Portfolio for $6.4 million and recognized a gain of $1.0 million.

Income from Equity Affiliates

Income from equity affiliates of $3.1 million for the three months ended March 31, 2015 consists primarily of income recognized on a new investment we made in the first quarter of 2015.  We invested $9.6 million for a 22.5% indirect interest in a mortgage banking business and also invested $3.6 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  See Note 5 — “Investments in Equity Affiliates” of this report for more details.

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

Cash Flows

We generated cash flows from operating activities of $2.3 million for the three months ended March 31, 2015, a decrease of $2.3 million from the same period in 2014 primarily due to timing of payments and receipts related to our operating assets and liabilities.

Cash used in investing activities totaled $148.7 million during the three months ended March 31, 2015.  We originated 15 new loans totaling $325.9 million; the majority of these loans were multifamily bridge loans.  Including net amounts for additional funding on existing loans, holdbacks, etc., total loan volume was $329.5 million.  Loan originations outpaced loan payoffs and paydowns of $175.0 million, resulting in net cash outflow of $154.5 million related to our loan and investment portfolio. We also invested $13.3 million in two new equity investments in a residential mortgage banking business. Significant cash inflows during the first quarter of 2015 included proceeds of $18.5 million from the sale of two real estate owned properties.

Cash flows provided by financing activities totaled $201.5 million during the three months ended March 31, 2015.  Significant cash inflows during the first quarter of 2015 included proceeds of $409.8 million from the utilization of our debt facilities to fund new loan originations and our CDO/CLO activity, including adding three new term facilities with total availability of $262.0 million, and proceeds of $219.0 million from the issuance of

CLO IV. Significant cash inflows also included a decline in restricted cash balances of $190.3 million primarily from the CDO/CLO unwinds in the first quarter and proceeds of $27.2 million from the refinancing of a mortgage on our real estate owned assets. Significant cash outflows during the first quarter of 2015 included $232.7 million as a result of redeeming our CDO I and CDO II notes as well as payoffs on our CDO III vehicle, which is past its replenishment period, $191.3 million in payoffs and paydowns on our debt facilities and $177.0 million in CLO payoffs as a result of redeeming our CLO II notes. We also made payments totaling $31.0 million on a mortgage note related to our real estate owned assets and paid distributions totaling $8.5 million to our common and preferred stockholders.

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities as of March 31, 2015:

	March 31, 2015
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Credit facilities and repurchase agreements	$512,024,993	$397,975,374	$114,049,619	2015 – 2017
Collateralized loan obligations (1)(3)	500,250,000	500,250,000	—	2017 – 2018
Collateralized debt obligation (2)(3)	87,659,614	87,659,614	—	2017
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes (4)	159,969,563	159,969,563	—	2034 – 2037
Notes payable	2,300,000	2,300,000	—	2015 – 2016

	$1,360,064,195	$1,246,014,576	$114,049,619

(1) In the first quarter of 2015, we completed the CLO IV vehicle, issuing $219.0 million of notes.

(2) In the first quarter of 2015, we completed the unwind of our CDO I, CDO II and CLO II vehicles, redeeming $344.9 million of our outstanding notes primarily with new and existing financing facilities as well as CDO and CLO cash.

(3) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2014.

(4) Represents a total face amount of $175.9 million less a total deferred amount of $15.9 million.

These debt facilities, including their restrictive covenants, are described in further detail in Note 7 — “Debt Obligations.”

Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants our CDO or any of our CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDO and CLOs were in compliance with all such covenants as of March 31, 2015 as well as on the most recent determination dates in April 2015.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CDO or CLOs.  However, we may not have sufficient liquidity available to do so at such time.

Contractual Commitments

For the three months ended March 31, 2015, we had all of the material contractual obligations referred to in our 2014 Annual Report, excluding the debt that was repaid as described in Note 7 — “Debt Obligations.” In addition, we had the following material contractual obligations that were executed during the three months ended March 31, 2015:

•                  Collateralized Loan Obligations — We closed our fourth CLO totaling $300.0 million of real estate related assets and cash. We issued $219.0 million of investment grade notes in this CLO. The notes have an initial weighted average interest rate of 2.24% plus one-month LIBOR.  We also completed the unwind of our CLO II vehicle, redeeming $177.0 million of our outstanding notes.

•                  Collateralized Debt Obligations — We completed the unwind of our CDO I and CDO II vehicles, redeeming $167.9 million of our outstanding notes.

•                  Credit Facilities and Repurchase Agreements — We entered into a $150.0 million warehouse repurchase facility which matures in two years and bears interest at LIBOR plus 2.125% on senior mortgage loans and LIBOR plus 3.50% on junior mortgage loans, an $87.0 million repurchase facility that bears interest at a LIBOR floor of .25% plus 2.50% and a $25.0 million warehouse facility which matures in one year and bears interest at LIBOR plus 2.00%.  The $87.0 million facility was repaid in April 2015.

All of the material contractual obligations identified above are described in more detail in Note 7 — “Debt Obligations.” Refer to Note 11 — “Commitments and Contingencies” for a description of our debt maturities by year and our unfunded commitments as of March 31, 2015.

Agreements and Transactions with Related Parties

We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.  We incurred $2.7 million and $2.5 million of base management fees for services rendered in the three months ended March 31, 2015 and 2014, respectively.

The base management fee is an arrangement whereby we reimburse our Manager for its actual costs incurred in managing our business based on the parties’ agreement in advance on an annual budget with subsequent quarterly true-ups to actual costs.  All origination fees on investments are retained by us.

In addition, we have conducted many transactions with our Manager and other parties that are deemed related party transactions. The details of the management agreement and related party transactions are described in Note 14 — “Agreements and Transactions with Related Parties” of this report.

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of the Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business.  There were preliminary discussions between the special committee and representatives of our Manager regarding a potential transaction during the second and third quarter of 2013.  In connection therewith, the special committee engaged legal, financial and accounting advisors resulting in approximately $1.4 million of advisory fees during 2013.  In late June of 2014, preliminary discussions regarding a possible transaction resumed but we cannot provide any assurance whether any transaction between us and our Manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing.  No advisory fees or other related fees were incurred during 2014 or the three months ended March 31, 2015.

Critical Accounting Policies

Please refer to the section of our 2014 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the three months ended March 31, 2015, there were no material changes to these policies.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

We present funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) because we believe they are important supplemental measures of our operating performance in that they are frequently used by analysts, investors and other parties in the evaluation of REITs.  The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated real properties, plus impairments of depreciated properties and real estate related depreciation and amortization, and after adjustments for unconsolidated ventures.

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

FFO and AFFO for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Net income attributable to Arbor Realty Trust, Inc. common stockholders	$15,010,469	$5,874,761
Subtract:
Gain on sale of real estate	(3,984,364)	—
Add:
Impairment loss on real estate owned	—	250,000
Depreciation — real estate owned and held-for-sale	1,438,677	1,811,683
Depreciation — investments in equity affiliates	46,310	69,370
FFO	$12,511,092	$8,005,814
Subtract:
Impairment loss on real estate owned	—	(250,000)
Add:
Gain on sale of real estate	3,984,364	—
Stock-based compensation	1,692,066	147,016
AFFO	$18,187,522	$7,902,830

Diluted FFO per common share	$0.25	$0.16
Diluted AFFO per common share	$0.36	$0.16
Diluted weighted average shares outstanding	50,832,736	49,752,813

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report. That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2014.

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of March 31, 2015, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)
Interest income from loans and investments	$1,745,219,538	$2,378,304	$(585,032)	$5,186,122	$(585,032)
Interest expense from debt obligations	(1,253,663,779)	2,559,437	(1,804,403)	5,118,874	(1,804,403)
Total net interest income		$(181,133)	$1,219,371	$67,248	$1,219,371

Fair value of derivative financial instruments	$(8,742,580)	$533,524	$(522,271)	$1,077,560	$(996,336)

(1)         Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps and LIBOR caps.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.18% as of March 31, 2015.

A significant portion of our loans and borrowings are variable-rate instruments based on LIBOR.  However, a portion of our loan portfolio is fixed-rate or is subject to interest rate floors that limit the impact of a change in interest rates.  In addition, certain of our borrowings are also fixed rate or are subject to interest rate swaps that hedge our exposure to interest rate risk on fixed rate loans financed with variable rate debt.  As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.

Item 4.   CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A of our 2014 Annual Report.

Item 6.   EXHIBITS

Exhibit
Number	Description
10.1

Indenture, dated February 27, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.

10.2	Loan Obligation Purchase Agreement, dated February 27, 2015, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD.
10.3

Co-Placement Agreement, dated February 20, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL1 LLC, J.P. Morgan and Sandler O’Neill & Partners, L.P.

10.4	Annual Incentive Agreement, dated January 1, 2015, by and between Arbor Realty Trust, Inc. and Ivan Kaufman.
10.5

Amendment No. 1 to Second Amended and Restated Management and Advisory Agreement, dated January 1, 2015, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2015, filed on May 1, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

	By:	/s/ Ivan Kaufman

Name: Ivan Kaufman
Title: Chief Executive Officer

	By:	/s/ Paul Elenio

Name: Paul Elenio
Title: Chief Financial Officer
Date: May 1, 2015