Form 10-Q
period 2015-06-30
ARBOR REALTY TRUST INC
filed 2015-07-31
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 50,962,516 outstanding (excluding 2,650,767 shares held in the treasury) as of July 31, 2015.

ARBOR REALTY TRUST, INC.

FORM 10-Q

CAUTIONARY STATEMENTS

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipates,” “expects,” “believes,” “intends,” “should,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our  reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Cash and cash equivalents	$130,063,658	$50,417,745
Restricted cash (includes $75,112,146 and $216,405,894 from consolidated VIEs, respectively)	76,252,399	218,100,529
Loans and investments, net (includes $718,010,449 and $968,600,472 from consolidated VIEs, respectively)	1,468,566,061	1,459,475,650
Available-for-sale securities, at fair value	823,050	2,499,709
Investments in equity affiliates	24,368,379	4,869,066
Real estate owned, net (includes $38,760,450 and $80,732,144 from consolidated VIEs, respectively)	71,888,049	84,925,641
Real estate held-for-sale, net	11,241,531	14,381,733
Due from related party (includes $30,794 and $0 from consolidated VIEs, respectively)	2,499,584	36,515
Other assets (includes $11,920,558 and $14,949,956 from consolidated VIEs, respectively)	47,343,262	45,716,002
Total assets	$1,833,045,973	$1,880,422,590

Liabilities and Equity:
Credit facilities and repurchase agreements	$322,737,195	$180,386,200
Collateralized loan obligations (includes $500,250,000 and $458,250,000 from consolidated VIEs, respectively)	500,250,000	458,250,000
Collateralized debt obligations (includes $79,262,601 and $331,395,126 from consolidated VIEs, respectively)	79,262,601	331,395,126
Senior unsecured notes	97,860,025	97,860,025
Junior subordinated notes to subsidiary trust issuing preferred securities	160,108,568	159,833,260
Notes payable	2,300,000	1,300,000
Mortgage note payable — real estate owned	27,155,000	21,865,136
Mortgage note payable — real estate held-for-sale	—	9,119,221
Due to related party	1,991,665	2,653,333
Due to borrowers (includes $960,164 and $0 from consolidated VIEs, respectively)	36,694,858	32,972,606
Other liabilities (includes $1,572,454 and $7,385,474 from consolidated VIEs, respectively)	48,463,621	49,332,212
Total liabilities	1,276,823,533	1,344,967,119
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,295,905	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 53,613,283 and 53,128,075 shares issued, respectively; 50,962,516 and 50,477,308 shares outstanding, respectively	536,132	531,280
Additional paid-in capital	632,303,190	629,880,774
Treasury stock, at cost — 2,650,767 shares	(17,100,916)	(17,100,916)
Accumulated deficit	(141,187,730)	(152,483,322)
Accumulated other comprehensive loss	(7,624,141)	(14,668,250)
Total equity	556,222,440	535,455,471
Total liabilities and equity	$1,833,045,973	$1,880,422,590

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$26,340,585	$25,492,429	$53,549,980	$50,404,284
Other interest income, net	7,884,344	—	7,884,344	—
Interest expense	11,592,762	11,222,597	25,520,129	21,813,975
Net interest income	22,632,167	14,269,832	35,914,195	28,590,309
Other revenue:
Property operating income	7,201,834	9,001,383	15,652,177	18,259,471
Other income, net	76,816	150,187	112,816	1,008,583
Total other revenue	7,278,650	9,151,570	15,764,993	19,268,054
Other expenses:
Employee compensation and benefits	4,966,138	3,552,548	9,256,344	6,938,497
Selling and administrative	2,907,804	3,194,845	5,805,614	5,177,064
Property operating expenses	5,967,644	7,423,080	12,352,732	14,420,203
Depreciation and amortization	1,447,642	2,158,353	2,886,319	3,970,036
Impairment loss on real estate owned	—	—	—	250,000
Provision for loan losses (net of recoveries)	1,093,544	(870,187)	2,076,224	(735,843)
Management fee - related party	2,675,000	2,500,000	5,350,000	4,950,000
Total other expenses	19,057,772	17,958,639	37,727,233	34,969,957
Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, gain on sale of equity interest and income from equity affiliates	10,853,045	5,462,763	13,951,955	12,888,406
Gain on acceleration of deferred income	—	—	11,009,162	—
Loss on termination of swaps	—	—	(4,289,450)	—
Gain on sale of real estate	—	—	3,984,364	—
Gain on sale of equity interest	—	7,851,266	—	7,851,266
Income from equity affiliates	1,534,025	40,493	4,629,938	80,541
Net income	12,387,070	13,354,522	29,285,969	20,820,213
Preferred stock dividends	1,888,430	1,888,465	3,776,860	3,479,395
Net income attributable to common stockholders	$10,498,640	$11,466,057	$25,509,109	$17,340,818

Basic earnings per common share	$0.21	$0.23	$0.50	$0.35

Diluted earnings per common share	$0.21	$0.23	$0.50	$0.35

Dividends declared per common share	$0.15	$0.13	$0.28	$0.26

Weighted average number of shares of common stock outstanding:
Basic	50,955,648	50,267,462	50,751,247	49,804,457
Diluted	50,955,648	50,701,742	50,894,531	50,229,899

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$12,387,070	$13,354,522	$29,285,969	$20,820,213
Unrealized gain (loss) on securities available-for-sale, net	364,552	29,394	423,341	(29,395)
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	—	—	(431,476)
Unrealized loss on derivative financial instruments, net	(165,156)	(636,671)	(906,727)	(1,078,444)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	—	—	4,285,995	—
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,510,573	3,114,164	3,241,500	6,555,041
Comprehensive income	14,097,039	15,861,409	36,330,078	25,835,939
Less:
Preferred stock dividends	1,888,430	1,888,465	3,776,860	3,479,395
Comprehensive income attributable to common stockholders	$12,208,609	$13,972,944	$32,553,218	$22,356,544

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Six Months Ended June 30, 2015

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance — January 1, 2015	3,711,500	$89,295,905	53,128,075	$531,280	$629,880,774	(2,650,767)	$(17,100,916)	$(152,483,322)	$(14,668,250)	$535,455,471
Stock-based compensation			486,124	4,861	2,422,407					2,427,268
Forfeiture of unvested restricted stock			(916)	(9)	9					—
Distributions — common stock								(14,206,565)		(14,206,565)
Distributions —preferred stock								(3,776,860)		(3,776,860)
Distributions — preferred stock of private REIT								(6,952)		(6,952)
Net income								29,285,969		29,285,969
Unrealized gain on securities available-for-sale									423,341	423,341
Unrealized loss on derivative financial instruments, net									(906,727)	(906,727)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps									4,285,995	4,285,995
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									3,241,500	3,241,500
Balance — June 30, 2015	3,711,500	$89,295,905	53,613,283	$536,132	$632,303,190	(2,650,767)	$(17,100,916)	$(141,187,730)	$(7,624,141)	$556,222,440

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$29,285,969	$20,820,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,886,319	3,970,036
Stock-based compensation	2,427,268	1,395,834
Gain on acceleration of deferred income	(11,009,162)	—
Loss on termination of swaps	4,289,450	—
Gain on sale of real estate	(3,984,364)	—
Gain on sale of securities	—	(518,640)
Provision for loan losses (net of recoveries)	2,076,224	(735,843)
Impairment loss on real estate owned	—	250,000
Amortization and accretion of interest, fees and intangible assets, net	1,684,017	174,903
Change in fair value of non-qualifying swaps and linked transactions	—	(42,774)
Gain on sale of equity interest	—	(7,851,266)
Income from equity affiliates	(4,629,938)	(80,541)
Changes in operating assets and liabilities:
Other assets	(1,922,592)	(1,631,606)
Distributions of operations from equity affiliates	80,542	80,541
Other liabilities	907,146	(359,716)
Change in restricted cash	554,382	(599,081)
Due to/from related party	(3,124,737)	(1,387,472)
Net cash provided by operating activities	$19,520,524	$13,484,588

Investing activities:
Loans and investments funded, originated and purchased, net	(557,256,118)	(456,177,017)
Payoffs and paydowns of loans and investments	551,201,085	474,807,344
Due to borrowers and reserves	—	(36,239)
Deferred fees	2,482,316	3,527,198
Principal collection on securities, net	2,100,000	663,684
Investment in real estate, net	(1,393,615)	(2,208,067)
Contributions to equity affiliates	(14,949,918)	—
Proceeds from sale of real estate, net	18,482,352	—
Proceeds from sale of available-for-sale securities	—	33,904,172
Distributions from equity affiliates	—	7,943,465
Net cash provided by investing activities	$666,102	$62,424,540

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	479,205,709	162,062,708
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(335,854,714)	(298,985,189)
Proceeds from mortgage note payable — real estate owned	27,155,000	—
Paydowns and payoffs of mortgage note payable — real estate owned	(30,984,357)	(212,367)
Proceeds from collateralized loan obligations	219,000,000	281,250,000
Proceeds from senior unsecured notes	—	58,637,625
Payoffs and paydowns of collateralized debt obligations	(240,971,174)	(205,956,327)
Payoffs and paydowns of collateralized loan obligations	(177,000,000)	—
Change in restricted cash	141,293,748	(101,234,072)
Payments on financial instruments underlying linked transactions	—	(59,613,649)
Receipts on financial instruments underlying linked transactions	—	66,027,912
Payments on swaps and margin calls to counterparties	(290,000)	(1,022,106)
Receipts on swaps and returns of margin calls from counterparties	2,200,000	5,433,010
Proceeds from issuance of common stock	—	6,800,000
Expenses paid on issuance of common stock	—	(221,143)
Proceeds from issuance of preferred stock	—	22,500,000
Expenses paid on issuance of preferred stock	—	(779,131)
Distributions paid on common stock	(14,206,565)	(12,905,440)
Distributions paid on preferred stock	(3,776,860)	(3,320,020)
Distributions paid on preferred stock of private REIT	(6,952)	(7,151)
Payment of deferred financing costs	(6,304,548)	(6,939,600)
Net cash provided by (used in) financing activities	$59,459,287	$(88,484,940)
Net increase (decrease) in cash and cash equivalents	$79,645,913	$(12,575,812)
Cash and cash equivalents at beginning of period	50,417,745	60,389,552
Cash and cash equivalents at end of period	$130,063,658	$47,813,740

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2015	2014

Supplemental cash flow information:
Cash used to pay interest	$22,715,060	$20,351,898
Cash used for taxes	$345,259	$70,256
Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375
Investment transferred from real estate owned, net to real estate held-for-sale, net	$11,241,531	$—
Accrued and unpaid expenses on preferred stock offerings	$—	$79,619
Accrued and unpaid expenses on common stock offerings	$—	$64,857
Investment transferred from real estate held-for-sale, net to real estate owned, net	$—	$11,444,812
Mortgage note payable - real estate held-for-sale transferred to real estate owned	$—	$11,005,354

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

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

The accompanying unaudited consolidated financial statements include our financial statements, our wholly-owned subsidiaries, and partnerships or other joint ventures in which we own a voting interest of greater than 50 percent, and variable interest entities (“VIEs”) of which we are the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Current accounting guidance requires us to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary.  As a result of this guidance, we have separately disclosed parenthetically the assets and liabilities of our collateralized debt obligation (“CDO”) and collateralized loan obligation (“CLO”) subsidiaries on our consolidated balance sheets.  Entities in which we have significant influence are accounted for primarily under the equity method.

As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of June 30, 2015 and 2014, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the six months ended June 30, 2015 and 2014.  Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the six months ended June 30, 2015 and 2014, we did not record any provision for income taxes for these taxable REIT subsidiaries as we expect any income to be offset by available federal and state net operating loss carryforwards.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Significant Accounting Policies

As of June 30, 2015, our significant accounting policies, which are detailed in our 2014 Annual Report, have not changed materially.

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

Note 3 — Loans and Investments

The following table sets forth the composition of our loan and investment portfolio:

	June 30, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,346,226,583	84%	111	5.51%	17.7	0%	75%
Mezzanine loans	61,952,792	4%	14	9.44%	44.8	47%	82%
Junior participation loans	94,256,582	6%	3	4.05%	8.1	92%	90%
Preferred equity investments	93,270,827	6%	18	6.86%	39.3	49%	80%
	1,595,706,784	100%	146	5.65%	19.4	10%	76%

Unearned revenue	(9,577,179)
Allowance for loan losses	(117,563,544)
Loans and investments, net	$1,468,566,061

	December 31, 2014	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,273,439,238	80%	101	5.19%	19.8	0%	74%
Mezzanine loans	76,392,650	5%	17	9.78%	37.1	47%	81%
Junior participation loans	104,091,952	7%	4	4.62%	12.3	86%	88%
Preferred equity investments	133,505,658	8%	17	6.11%	45.5	62%	84%
	1,587,429,498	100%	139	5.45%	22.3	13%	76%

Unearned revenue	(12,466,528)
Allowance for loan losses	(115,487,320)
Loans and investments, net	$1,459,475,650

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

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

During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par.  We financed this acquisition primarily with a new $87.0 million warehouse repurchase facility.  In April 2015, the first mortgage paid off and as a result, we repaid the $87.0 million warehouse facility and recognized income totaling $6.7 million, net of fees and expenses.  The $6.7 million of income is comprised of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses related to this transaction that were recorded in employee compensation and benefits.

Concentration of Credit Risk

We operate in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk.  We are subject to concentration risk in that, at June 30, 2015, the unpaid principal balance (“UPB”) related to 17 loans with five different borrowers represented approximately 19% of total assets.  At December 31, 2014, the UPB related to 31 loans with five different borrowers represented approximately 23% of total assets.  We measure our relative loss position for our mezzanine loans, junior participation loans, and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral.  We determine our loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.  First dollar LTV is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.  Last dollar LTV is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

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

As a result of the loan review process at June 30, 2015 and December 31, 2014, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of approximately $192.0 million and $189.4 million, respectively, and a weighted average last dollar LTV ratio of 95% and 94%, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows:

	June 30, 2015
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multi-family	$1,093,772,546	68.5%	2.9	7%	74%
Office	207,730,937	13.0%	3.3	27%	82%
Land	188,844,968	11.8%	3.6	4%	85%
Hotel	66,250,000	4.2%	3.5	32%	83%
Other	39,108,333	2.5%	2.6	9%	66%
Total	$1,595,706,784	100.0%	3.1	10%	76%

	December 31, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multi-family	$1,157,462,400	72.9%	2.9	10%	73%
Office	230,491,164	14.5%	3.3	29%	79%
Land	128,367,601	8.1%	3.9	6%	88%
Hotel	66,250,000	4.2%	3.5	32%	83%
Other	4,858,333	0.3%	2.9	69%	75%
Total	$1,587,429,498	100.0%	3.1	13%	76%

Geographic Concentration Risk

As of June 30, 2015, 28%, 14%, 13% and 10% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, Texas and California, respectively.  As of December 31, 2014, 28%, 14% and 10% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida and Texas, respectively.

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

During the three and six months ended June 30, 2015, we recognized provision for loan losses totaling $1.1 million and $2.1 million, respectively. During these periods, we also recorded net recoveries of previously recorded loan losses totaling less than $0.1 million, resulting in a provision for loan losses, net of recoveries totaling $1.1 million and $2.1 million, respectively.

During the three and six months ended June 30, 2014 we recognized a provision for loan losses totaling $4.0 million and $5.0 million, respectively.  During these periods, we also recorded net recoveries of previously recorded loan losses totaling $4.8 million and $5.7 million, respectively, resulting in a provision for loan losses, net of recoveries totaling $(0.9) million and $(0.7) million, respectively.

The provision for loan losses recorded in the three months ended June 30, 2015 was on one loan with a carrying value before reserves of $114.8 million, while the provision for the six months ended June 30, 2015 was comprised of three loans with an aggregate carrying value of $127.8 million.

The provision for loan losses recorded in the three months ended June 30, 2014 was comprised of three loans with an aggregate carrying value of $153.7 million, while the provision for the six months ended June 30, 2014 was comprised of four loans with an aggregate carrying value of $158.6 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Allowance at beginning of the period	$116,470,000	$116,743,412	$115,487,320	$122,277,411
Provision for loan losses	1,110,629	3,950,000	2,110,629	4,950,000
Charge-offs	—	(832,737)	—	(6,501,079)
Recoveries of reserves	(17,085)	(4,800,687)	(34,405)	(5,666,344)
Allowance at end of the period	$117,563,544	$115,059,988	$117,563,544	$115,059,988

A summary of charge-offs and recoveries by asset class is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Charge-offs:
Multi-family	$—	$(832,737)	$—	$(6,501,079)
Total	$—	$(832,737)	$—	$(6,501,079)

Recoveries:
Multi-family	$(17,085)	$(4,800,687)	$(34,405)	$(5,666,344)
Total	$(17,085)	$(4,800,687)	$(34,405)	$(5,666,344)

Net Recoveries (Charge-offs)	$17,085	$3,967,950	$34,405	$(834,735)

Ratio of net recoveries (charge-offs) during the period to average loans and investments outstanding during the period	0.0%	0.2%	0.0%	(0.1)%

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of June 30, 2015 and 2014.

We have six loans with a carrying value totaling $114.8 million at June 30, 2015, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a current pay rate of interest, but four of the loans with a carrying value totaling $97.5 million entitle us to a weighted average accrual rate of interest of 9.60%.  We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $47.6 million related to these loans as of June 30, 2015.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

A summary of our impaired loans by asset class is as follows:

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$39,205,489	$39,285,454	$36,935,489	$39,214,032	$73,892	$39,222,692	$143,981
Office	36,086,582	31,013,198	24,472,444	36,086,582	282,192	36,086,582	557,045
Land	124,056,631	119,598,388	52,455,611	123,196,757	—	122,933,516	—
Hotel	34,750,000	34,488,888	3,700,000	34,750,000	260,898	34,750,000	518,028
Total	$234,098,702	$224,385,928	$117,563,544	$233,247,371	$616,982	$232,992,790	$1,219,054

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

	December 31, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$39,239,894	$39,232,710	$36,469,894	$54,400,857	$218,529	$57,667,857	$432,270
Office	36,086,582	30,498,273	23,972,444	40,586,582	511,501	40,586,582	786,296
Land	121,810,400	117,621,457	51,344,982	117,409,169	—	117,230,555	—
Hotel	34,750,000	34,249,959	3,700,000	17,500,000	171,374	17,500,000	171,374
Total	$231,886,876	$221,602,399	$115,487,320	$229,896,608	$901,404	$232,984,994	$1,389,940

(1)    Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class and was comprised of 10 loans at both June 30, 2015 and December 31, 2014.

(2)    Represents an average of the beginning and ending UPB of each asset class.

As of June 30, 2015, three loans with an aggregate net carrying value of $6.5 million, net of related loan loss reserves on two of the loans of $34.5 million, were classified as non-performing.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2014, three loans with an aggregate net carrying value of $7.0 million, net of related loan loss reserves on the two loans of $34.0 million, were classified as non-performing.

A summary of our non-performing loans by asset class is as follows:

	June 30, 2015			December 31, 2014
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$32,765,799	$—	$32,765,799	$32,765,799	$765,799	$32,000,000
Office	8,277,720	—	8,277,720	8,277,757	—	8,277,757
Total	$41,043,519	$—	$41,043,519	$41,043,556	$765,799	$40,277,757

At June 30, 2015, we did not have any loans contractually past due 90 days or more that are still accruing interest.

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Three Months Ended June 30, 2015					Six Months Ended June 30, 2015
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Modified Unpaid Principal Balance	Modified Weighted Average Rate of Interest

Multifamily	4	$29,416,456	4.95%	$29,416,456	4.95%	5	$35,609,122	5.12%	$35,609,122	5.12%

During the quarter and six months ended June 30, 2014, we had not refinanced, modified or extended any loans which we considered to be troubled debt restructurings.

There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of June 30, 2015 and 2014 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three and six months ended June 30, 2015 and 2014.  We had no unfunded commitments on the extended loans which were considered troubled debt restructurings as of June 30, 2015.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of June 30, 2015, we had total interest reserves of $17.7 million on 54 loans with an aggregate UPB of $756.4 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Note 4 — Securities

The following is a summary of our securities classified as available-for-sale at June 30, 2015:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value

Common equity securities	—	58,789	764,261	823,050

The following is a summary of our securities classified as available-for-sale at December 31, 2014:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	(Loss) / Gain	Fair Value

Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$(100,000)	$2,000,000
Common equity securities	—	58,789	440,920	499,709

Total available-for-sale securities	$2,100,000	$2,158,789	$340,920	$2,499,709

In the second quarter of 2015, our CMBS investment, which had a carrying value of $2.0 million, paid off in full. In connection with this pay off, we received proceeds of $2.1 million and reversed a $0.1 million unrealized loss from accumulated other comprehensive loss on our consolidated balance sheet.  Our CMBS investment had an underlying credit rating of CCC- based on the rating published by Standard & Poor’s at December 31, 2014.

We own 2,939,465 shares of common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company, which had a fair value of $0.8 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.  We evaluate these securities periodically to determine whether a decline in their value is other-than-temporary, though such a determination is not intended to indicate a permanent decline in value.  Our evaluation is based on our assessment of cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, levels of subordination and the ratings of the securities and the underlying collateral.  No other-than-temporary impairment was recorded on our available-for-sale securities for the three and six months ended June 30, 2015 and 2014.

In the first quarter of 2014, we sold all of our residential mortgage backed securities (“RMBS”) investments, which had an aggregate carrying value of $33.4 million, for $33.9 million and recorded a net gain of $0.5 million to other income, net on our consolidated statements of income, which includes the reclassification of a net unrealized gain of $0.4 million from accumulated other comprehensive loss on our consolidated balance sheet.  Included in these sales were two RMBS investments with deteriorated credit quality that had an aggregate carrying value of $25.8 million and that were sold for $25.9 million.  The RMBS investments were financed with two repurchase agreements totaling $25.3 million which were repaid with the proceeds.  See Note 7 — “Debt Obligations” for further details.

The weighted average yield on our CMBS and RMBS investments based on their face values was 1.19% and 1.15%, including the amortization of premium and the accretion of discount, for the three months ended June 30, 2015 and 2014, respectively, and 1.04% and 2.05% for the six months ended June 30, 2015 and 2014, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Note 5 — Investments in Equity Affiliates

The following is a summary of our investments in equity affiliates:

	Investment in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	June 30, 2015	December 31, 2014	June 30, 2015

Arbor Residential Investor LLC	$19,457,171	$—	$—
West Shore Café	1,915,565	1,872,661	1,687,500
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	97,816	98,578	4,994,166
Lexford Portfolio	100	100	33,400,000
Ritz-Carlton Club	—	—	—

Total	$24,368,379	$4,869,066	$40,081,666

We account for all investments in equity affiliates under the equity method.

Arbor Residential Investor LLC (“ARI”) — In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  Our Manager retained a promote of 25% over a 10% return on this investment.  As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business.  As a result of the business’s profitability to date, we currently own a 20% indirect interest.  During the three and six months ended June 30, 2015, we recorded $1.5 million and $4.6 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

In the first quarter of 2015, we invested $1.7 million through ARI for 100% of our Manager’s investment in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform, resulting in a non-controlling ownership interest of 50% in this investment.  We also funded $1.9 million and $1.7 million of additional mortgage purchases during the first and second quarters of 2015, respectively, for a total investment of $5.3 million as of June 30, 2015.  During the three and six months ended June 30, 2015, we recorded a loss of less than $0.1 million for both periods to income from equity affiliates in our consolidated statements of income related to this investment.

930 Flushing & 80 Evergreen — In May 2014, our interest in these properties was sold, and we received $7.9 million in cash.  As a result, we recorded a gain on sale of equity interest in our consolidated statements of income of $7.9 million and reduced our investment by its carrying value of $0.1 million.  In July 2014, our outstanding loans totaling $22.9 million to this joint venture were repaid in full.

Note 6 — Real Estate Owned and Held-For-Sale

Our real estate assets were comprised of three multifamily properties (the “Multifamily Portfolio”) and four hotel properties (the “Hotel Portfolio”) at June 30, 2015 and four multifamily properties and five hotel properties at December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Multifamily Portfolio had a mortgage note payable of $27.2 million and $31.0 million, respectively.  See Note 7 — “Debt Obligations” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Real Estate Owned

	June 30, 2015			December 31, 2014
	Multifamily Portfolio	Hotel Portfolio	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$5,538,844	$7,093,651	$12,632,495	$5,538,844	$9,393,651	$14,932,495
Building and intangible assets	31,922,974	46,994,766	78,917,740	31,249,869	58,818,891	90,068,760
Less: accumulated depreciation and amortization	(8,420,932)	(11,241,254)	(19,662,186)	(7,414,267)	(12,661,347)	(20,075,614)
Real estate owned, net	$29,040,886	$42,847,163	$71,888,049	$29,374,446	$55,551,195	$84,925,641

As of June 30, 2015 and December 31, 2014, our Multifamily Portfolio had a weighted average occupancy rate of approximately 91% and 90%, respectively.

For the six months ended June 30, 2015 and 2014, our Hotel Portfolio had a weighted average occupancy rate of approximately 55% and 58%, respectively, a weighted average daily rate of approximately $96 and $91, respectively, and a weighted average revenue per available room of approximately $53 for both periods.  The operation of the hotel properties are seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Our real estate assets had restricted cash balances totaling $1.1 million and $1.7 million as of June 30, 2015 and December 31, 2014, respectively, due to escrow requirements.

Real Estate Held-For-Sale

In the second quarter of 2015, a property in the Hotel Portfolio with a carrying value of $11.2 million was reclassified from real estate owned to real estate held-for-sale due to a proposed sale.  This sale transaction is expected to close in late 2015.  In the first quarter of 2015, we sold a property in our Multifamily Portfolio as well as a property in the Hotel Portfolio classified as held-for-sale for a total of $18.8 million and recognized a gain of $4.0 million.  There were no sales of property in the six months ended June 30, 2014.

The results of operations for properties classified as held-for-sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Property operating income	$1,367,641	$2,297,277	$3,349,979	$4,932,057

Expenses:
Property operating expense	1,016,112	1,747,434	2,323,404	3,512,305
Depreciation	212,020	440,710	436,326	873,168
Net income	$139,509	$109,133	$590,249	$546,584

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Note 7 — Debt Obligations

We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

	June 30, 2015			December 31, 2014
	Debt	Collateral	Weighted	Debt	Collateral	Weighted
	Carrying	Carrying	Average	Carrying	Carrying	Average
	Value	Value	Note Rate	Value	Value	Note Rate

$150 million warehouse repurchase facility	$111,680,600	$172,521,052	2.43%	$—	$—	—
$100 million warehousing credit facility	58,643,095	87,617,486	2.37%	92,520,637	128,593,000	2.45%
$75 million warehousing credit facility	68,491,000	95,390,000	2.40%	42,975,000	58,000,000	2.45%
$75 million warehousing credit facility	48,802,500	70,725,000	2.22%	29,890,563	45,422,236	2.20%
$25 million term credit facility	20,120,000	25,200,000	2.22%	—	—	—
$15 million term credit facility	15,000,000	—	7.60%	15,000,000	—	7.50%

Total credit facilities and repurchase agreements	$322,737,195	$451,453,538	2.61%	$180,386,200	$232,015,236	2.84%

At June 30, 2015 and December 31, 2014, the weighted average interest rate for our credit facilities and repurchase agreements was 2.61% and 2.84%, respectively.  Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 2.87% and 3.06% at June 30, 2015 and December 31, 2014, respectively. There were no interest rate swaps on these facilities at June 30, 2015 and December 31, 2014.

In January 2015, we entered into a $150.0 million warehouse repurchase facility with a financial institution to finance a significant portion of the unwind of our CDO I and CDO II vehicles.  The facility bears interest at a rate of 212.5 basis points over LIBOR on senior mortgage loans, 350.0 basis points over LIBOR on junior mortgage loans, and matures in January 2017 with a one-year extension option.  See “Collateralized Debt Obligations” below.  In July 2015, we amended the facility to temporarily increase the committed amount to $175.0 million until December 31, 2015.

We have a $100.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bore interest at a rate of 225 basis points over LIBOR and was to mature in April 2015.  In April 2015, we extended the maturity to May 2015.  In May 2015, we amended the facility decreasing the rate of interest to 215 basis points over LIBOR and extended the maturity to May 2017 with a one-year extension option subject to certain conditions.  The facility has a maximum advance rate of 75% and also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.

We have a $75.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bore interest at a rate of 225 basis points over LIBOR and was to mature in June 2015.   In June 2015, we amended the facility, extending the maturity to June 2016, decreasing the rate of interest to 212.5 basis points over LIBOR, and added a new $25.0 million sublimit to finance healthcare related loans.  The healthcare related loans will have an interest rate ranging from 225 basis points to 250 basis points over LIBOR depending on the type of facility financed.  The facility has a maximum advance rate of 75% of the applicable expected permanent loan amount.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

We have another $75.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bears interest at a rate of 200 basis points over LIBOR and was to mature in April 2015.  In April 2015, the facility was increased from $60.0 million to its current $75.0 million and the maturity was extended to April 2016. The facility has a maximum advance rate of 70% or 75%, depending on the property type.

In February 2015, we entered into a $25.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 200 basis points over LIBOR and matures in February 2016.

We had a $15.0 million term facility that bears interest at a fixed rate of 7.5%, matures in August 2015 and is secured by a portion of the bonds originally issued by our CDO III entity that we repurchased.  We repaid this facility in full in July 2015.

In March 2015, we entered into an $87.0 million warehouse repurchase facility with a financial institution to finance the acquisition of a first mortgage note.  The facility bore interest at a rate of 250 basis points over a LIBOR floor of .25% and was to mature in March 2016.  The facility was fully repaid in April 2015.

Our warehouse credit facilities generally allow for an original warehousing period of up to 24 months from the initial advance on an asset. In addition, our credit facilities and repurchase agreements contain several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  Our credit facilities and repurchase agreements also contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.  See “Debt Covenants” below for details.

Collateralized Loan Obligations (CLOs)

The following table outlines borrowings and the corresponding collateral under our CLOs as of June 30, 2015:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)
CLO III	$281,250,000	$281,250,000	$329,677,445	$328,347,258	$40,878,834	$—
CLO IV	219,000,000	219,000,000	293,816,979	292,822,017	6,183,021	—
Total CLOs	$500,250,000	$500,250,000	$623,494,424	$621,169,275	$47,061,855	$—

The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)
CLO II	$177,000,000	$177,000,000	$252,353,210	$251,658,406	$7,284,919	$—
CLO III	281,250,000	281,250,000	315,390,280	313,932,084	59,245,183	—
Total CLOs	$458,250,000	$458,250,000	$567,743,490	$565,590,490	$66,530,102	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

CLO II – Issued two investment grade tranches in January 2013 with a stated maturity date in February 2023.  Interest was variable based on three-month LIBOR; the weighted average note rate was 2.56%.

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date in May 2024.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.62% and 2.60% at June 30, 2015 and December 31, 2014, respectively.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.47% at June 30, 2015.

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

In February 2015, we completed our fourth collateralized securitization vehicle (“CLO IV”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $219.0 million.  At closing, the notes were secured by a portfolio of loan obligations with a face value of approximately $250.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has an approximate 2.5 year replacement period from closing that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  In April 2015, the $50.0 million of additional proceeds was fully utilized.  The aggregate principal amounts of the three classes of notes are $165.8 million of Class A senior secured floating rate notes, $24.8 million of Class B secured floating rate notes and $28.5 million of Class C secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of approximately $81.0 million.  The notes have an initial weighted average interest rate of approximately 2.24% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 2.96%.

At June 30, 2015 and December 31, 2014, the aggregate weighted average note rate for our CLOs was 2.55% and 2.59%, respectively.  Including certain fees and costs, the weighted average note rate was 3.12% and 3.14% at June 30, 2015 and December 31, 2014, respectively.

Collateralized Debt Obligations (CDOs)

The following table outlines borrowings and the corresponding collateral under our CDO as of June 30, 2015:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal (1)	Value (1)	Cash (2)	At-Risk (3)

CDO III	$71,099,881	$79,262,601	$172,349,012	$141,601,623	$22,087,981	$127,683,921

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

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

CDO I — Issued four investment grade tranches in January 2005 with a stated maturity date in February 2040.  Interest was variable based on three-month LIBOR; the weighted average note rate was 3.23% at December 31, 2014.

CDO II — Issued nine investment grade tranches in January 2006 with stated maturity date in April 2038.  Interest was variable based on three-month LIBOR; the weighted average note rate was 6.22% at December 31, 2014.

CDO III — Issued ten investment grade tranches in December 2006 with a stated maturity date in January 2042.  Interest is variable based on three-month LIBOR; the weighted average note rate was 1.42% and 0.98% at June 30, 2015 and December 31, 2014, respectively.

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

At June 30, 2015 and December 31, 2014, the aggregate weighted average note rate for our CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 1.42% and 3.13%, respectively.  Excluding the effect of swaps, the weighted average note rate at June 30, 2015 and December 31, 2014 was 1.00% and 1.07%, respectively.  Including certain fees and costs, the weighted average note rate was 1.93% and 3.55% at June 30, 2015 and December 31, 2014, respectively.

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

In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity.  In the first quarter of 2015, we unwound our CDO I and CDO II vehicles and reduced the balance of estimated interest by $11.0 million, recording a gain on acceleration of deferred income in the consolidated statements of income, and $8.2 million remains at June 30, 2015.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

In July 2015, we completed the unwind of CDO III, redeeming $71.1 million of outstanding notes.  The notes were redeemed and repaid primarily from proceeds received from the refinancing of CDO III’s remaining assets within one of our existing financing facilities, as well as cash held by CDO III.  As a result of this transaction, we expect to recognize an $8.2 million gain on the acceleration of deferred income and incur $0.5 million of other costs related to this vehicle in the third quarter of 2015.  See Note 8 — “Derivative Financial Instruments” for additional information.

We account for our CLO and CDO transactions on our consolidated balance sheet as financing facilities.  Our CLOs and CDOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements accordingly.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

Senior Unsecured Notes

During 2014, we issued $90.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering for net proceeds of $85.4 million after deducting the issuance and underwriting discounts and offering expenses.  In connection with this offering, the underwriters exercised a portion of their overallotment option for a $7.8 million aggregate principal amount providing additional net proceeds of $7.4 million.  The notes can be redeemed by us after May 15, 2017.  The interest is paid quarterly in February, May, August, and November starting in August 2014.  Including certain fees and costs, the weighted average note rate was 8.11% and 8.06% at June 30, 2015 and December 31, 2014, respectively.  We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes was $160.1 million and $159.8 million at June 30, 2015 and December 31, 2014, respectively, which is net of a deferred amount of $15.7 million and $16.0 million, respectively, that is being amortized into interest expense over the life of the notes.  These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and were not redeemable for the first two years.  The current weighted average note rate was 3.05% and 3.01% at June 30, 2015 and December 31, 2014.  Including certain fees and costs, the weighted average note rate was 3.21% and 3.18% at June 30, 2015 and December 31, 2014, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  See Note 9 — “Variable Interest Entities” for further details.

Notes Payable

The following table outlines borrowings under our notes payable:

	June 30, 2015		December 31, 2014
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which has a fixed rate of 9.57%	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $28.8 million, expiration January 2016, interest is based on a portion of the interest received from the loan which has a fixed rate of 15.0%	1,000,000	1,000,000	—	—

Total notes payable	$2,300,000	$2,300,000	$1,300,000	$1,300,000

At June 30, 2015 and December 31, 2014, the weighted average note rate for our notes payable was 6.61%.  There were no interest rate swaps on the notes payable at June 30, 2015 and December 31, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Our obligation to pay interest on the junior loan participations is based on the performance of the related loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the Multifamily Portfolio mortgage of $20.7 million, replacing it with two new notes payable totaling $27.2 million.  At June 30, 2015, the new notes payable consist of a $24.7 million secured loan that bears interest at a fixed rate of 3.00% and matures in December 2017, as well as a $2.5 million, unsecured loan that bears interest at a variable rate of one-month LIBOR plus 2.75% and matures in December 2016.  At December 31, 2014, the prior mortgage had an outstanding balance of $31.0 million, bore interest at a variable rate of one-month LIBOR plus 1.23% and was to mature in June 2015.

Debt Covenants

Our debt facilities contain various financial covenants and restrictions, including a minimum liquidity requirement of $20.0 million, minimum net worth requirement of either $150.0 million or $300.0 million depending on the debt facility and a maximum total liabilities less subordinated debt requirement of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at June 30, 2015.

Our CDO and CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in our CDO or any of our CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDO and CLOs were in compliance with all such covenants as of June 30, 2015, as well as on the most recent determination dates in July 2015.  In the event of a breach of the CDO or CLO covenants that could not be cured in the near-term, we would be required to fund our non-CDO or non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CDO or CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CLO compliance tests as of the most recent determination dates in July 2015:

Cash Flow Triggers	CLO III	CLO IV

Overcollateralization (1)

Current	133.33%	136.99%

Limit	132.33%	135.99%

Pass / Fail	Pass	Pass

Interest Coverage (2)

Current	266.20%	365.63%

Limit	120.00%	120.00%

Pass / Fail	Pass	Pass

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

(1) The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio.  To the extent an asset is considered a defaulted security, the asset’s principal balance for purposes of the overcollateralization test is the lesser of the asset’s market value or the principal balance of the defaulted asset multiplied by the asset’s recovery rate which is determined by the rating agencies.  Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC-) as defined in each CLO vehicle.

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CDO and CLO overcollateralization ratios as of the following determination dates:

Determination Date	CDO III	CLO III	CLO IV

July 2015 (1)	—	133.33%	136.99%
April 2015	115.97%	133.33%	136.99%
January 2015	111.34%	133.33%	—
October 2014	110.65%	133.33%	—
July 2014	109.20%	133.33%	—

(1)   CDO III was redeemed in July 2015.

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

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by us (dollars in thousands):

		Notional Value						Fair Value
Designation\ Cash Flow	Derivative	Count	June 30, 2015	Count	December 31, 2014	Expiration Date	Balance Sheet Location	June 30, 2015	December 31, 2014

Non-Qualifying	Basis Swaps	—	$—	1	$3,000	—	Other Assets	$—	$2

Non-Qualifying	LIBOR Cap	—	$—	1	$71,701	—	Other Assets	$—	$—
Qualifying	LIBOR Cap	1	$43,500	—	$—	2017	Other Assets	$15	$—
Qualifying	Interest Rate Swaps	6	$115,721	12	$250,321	2016 - 2017	Other Liabilities	$(7,546)	$(13,908)

The non-qualifying basis swaps hedges were used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  We are exposed to changes in the fair value of certain of our fixed rate obligations due to changes in benchmark interest rates and use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  During the six months ended June 30, 2015, CDO II was unwound and the related basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated and recorded as a loss in the first quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations”

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

for further details.  Also during the six months ended June 30, 2015, a non-qualifying LIBOR cap hedge with a notional value of $71.7 million matured.  We entered into this LIBOR cap hedge in the first quarter of 2014 due to a loan agreement requiring a LIBOR cap of 6%.  During the six months ended June 30, 2014, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement.  For the three and six months ended June 30, 2015 and 2014, the change in fair value of the non-qualifying basis swaps and LIBOR caps was less than $(0.1) million and was recorded in interest expense on the consolidated statements of income.

The changes in the fair value of qualifying interest rate swap cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  During the six months ended June 30, 2015, CDO I and CDO II were unwound and the related interest rate swaps with an aggregate notional value of $134.6 million and an aggregate fair value of $(4.3) million were terminated and recorded as a loss in the first quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.  Also during the six months ended June 30, 2015, we entered into a qualifying LIBOR cap hedge due to a CLO agreement requiring a LIBOR cap of 2%.  During the six months ended June 30, 2014, two interest swaps matured with a combined notional value of approximately $32.0 million.

As of June 30, 2015, we expect to reclassify approximately $(5.6) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of June 30, 2015 and December 31, 2014, we had a net deferred loss of $0.9 million and $1.1 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements.  We recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended June 30, 2015 and 2014, and less than $0.1 million and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended June 30, 2015 and 2014, respectively.  We recorded $0.3 million as additional interest expense related to the amortization of the loss for both the six months ended June 30, 2015 and 2014, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the six months ended June 30, 2015 and 2014.  We expect to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

During the six months ended June 30, 2014, we sold eight remaining  RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $65.7 million for approximately $65.8 million and recorded a net gain of $0.1 million related to the settlement of these linked transactions.  The eight RMBS investments were financed with repurchase agreements totaling $55.4 million which were repaid with the proceeds.  For the six months ended June 30, 2014, $0.3 million of net interest income and a less than $0.1 million decrease in fair value was recorded to other income in the consolidated statements of income.

In July 2015, CDO III was unwound and the related interest rate swap with a notional value of $7.9 million and a fair value of $0.4 million was terminated and recorded as a loss in the third quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

The following table presents the effect of our derivative financial instruments on the Statements of Income (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Six Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Termination of Swaps (Ineffective Portion) For the Six Months Ended		Amount of Loss Recognized in Loss on Termination of Swaps (Ineffective Portion) For the Six Months Ended		Amount of Loss Recognized in Other Income For the Six Months Ended
Designation\ Cash Flow	Derivative	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Non- Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$(3)	$—	$—	$—

Qualifying	Interest Rate Swaps/Cap	$907	$1,078	$(3,242)	$(6,555)	$(4,286)	$—	$—	$—	$—	$—
Non- Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(45)

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of June 30, 2015 and December 31, 2014 of $(8.4) million and $(15.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(7.5) million and $(13.9) million, respectively, deferred losses on terminated interest rate swaps of $(1.0) million and $(1.2) million, respectively, partially offset by deferred net gains on termination of interest rate swaps of $0.1 million for both periods.

We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.  As of June 30, 2015 and December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(7.2) million and $(9.2) million, respectively.  As of June 30, 2015 and December 31, 2014, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $7.7 million and $9.6 million, respectively, which is recorded in other assets in our consolidated balance sheets.

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

June 30, 2015

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

Unconsolidated VIEs

We determined that we are not the primary beneficiary of 24 VIEs in which we have a variable interest as of June 30, 2015 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $420.7 million and exposure to real estate debt of approximately $1.9 billion at June 30, 2015.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2015:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$390,116,524	$390,116,524
Loans and equity investments	30,039,374	30,039,374
Junior subordinated notes (3)	578,000	578,000
Total	$420,733,898	$420,733,898

(1) Represents the carrying amount of loans and investments before reserves.  At June 30, 2015, $189.2 million of loans to VIEs had corresponding loan loss reserves of approximately $113.2 million and $40.3 million of loans to VIEs were related to loans classified as non-performing.  See Note 3 — “Loans and Investments” for further details.

(2) Our maximum exposure to loss as of June 30, 2015 would not exceed the carrying amount of its investment.

(3) It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since our investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of our financial instruments:

	June 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,468,566,061	$1,506,763,960	$1,459,475,650	$1,478,778,674
Available-for-sale securities	823,050	823,050	2,499,709	2,499,709
Derivative financial instruments	14,807	14,807	1,995	1,995

Financial liabilities:
Credit and repurchase facilities	$322,737,195	$322,221,058	$180,386,200	$179,964,341
Collateralized loan obligations	500,250,000	500,535,000	458,250,000	459,673,750
Collateralized debt obligations	79,262,601	41,257,763	331,395,126	240,541,397
Senior unsecured notes	97,860,025	96,881,425	97,860,025	95,902,825
Junior subordinated notes	160,108,568	103,350,481	159,833,260	102,600,561
Notes payable	2,300,000	2,282,603	1,300,000	1,292,461
Mortgage note payable - real estate owned and held-for-sale	27,155,000	27,123,440	30,984,357	29,962,066
Derivative financial instruments	7,545,725	7,545,725	13,908,163	13,908,163

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

June 30, 2015

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

Available-for-sale securities:  Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities.  The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using current, non-binding market quotes received from financial sources that trade such investments are valued using Level 3 inputs.  The fair value of a CMBS security was estimated by us using Level 3 inputs that required significant judgments, which included assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

Derivative financial instruments:  Fair values of interest rate and basis swap derivatives and LIBOR caps are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.  These items are included in other assets and other liabilities on the consolidated balance sheets.  We incorporate credit valuation adjustments in the fair values of our derivative financial instruments to reflect counterparty nonperformance risk.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2015:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$823,050	$823,050	$823,050	$—	$—
Derivative financial instruments	14,807	14,807	—	14,807	—
Financial liabilities:
Derivative financial instruments	$7,545,725	$7,545,725	$—	$7,545,725	$—

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale
Securities

Balance as of December 31, 2014	$2,000,000
Adjustment to fair value:
Change in fair value	100,000
Payoff of CMBS investment	(2,100,000)
Balance as of June 30, 2015	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair value of these financial assets was determined using the following inputs as of June 30, 2015:

	Net			Fair Value Measurements
	Carrying	Fair		Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$106,822,384	$106,822,384	$—	$—	$106,822,384

(1) We had an allowance for loan losses of $117.6 million relating to 10 loans with an aggregate carrying value, before loan loss reserves, of approximately $224.4 million at June 30, 2015.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Quantitative information about Level 3 fair value measurements on a recurring and non-recurring basis:

	June 30, 2015
		Valuation	Significant Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)
Financial assets:

Impaired loans (1):

Multi-family	$2,349,965	Direct capitalization analysis and discounted cash flows	Discount rate Capitalization rate Revenue growth rate	8.00% 6.50% to 9.75% (7.30)% 2.00%
Office	6,540,754	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	10.00% to 11.25% (10.50)% 8.25% to 9.25% (9.01)% 2.50% to 3.00% (2.63)%
Land	67,142,777	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	15.00% 7.25% 3.00%
Hotel	30,788,888	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.25% 7.25% 3.00%

(1)         Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of June 30, 2015:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,468,566,061	$1,506,763,960	$—	$—	$1,506,763,960
Financial liabilities:
Credit facilities and repurchase agreements	$322,737,195	$322,221,058	$—	$—	$322,221,058
Collateralized loan obligations	500,250,000	500,535,000	—	—	500,535,000
Collateralized debt obligation	79,262,601	41,257,763	—	—	41,257,763
Senior unsecured notes	97,860,025	96,881,425	96,881,425	—	—
Junior subordinated notes	160,108,568	103,350,481	—	—	103,350,481
Notes payable	2,300,000	2,282,603	—	—	2,282,603
Mortgage note payable — real estate owned	27,155,000	27,123,440	—	—	27,123,440

Note 11 — Commitments and Contingencies

Contractual Commitments

Our debt obligations have approximate maturities of $122.7 million in 2015 (of which $79.3 million related to the unwind of CDO III in July), $221.7 million in 2016, $346.3 million in 2017, $228.3 million in 2018, $12.7 million in 2019 and $273.7 million thereafter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

In accordance with certain loans and investments, we have outstanding unfunded commitments of $16.0 million as of June 30, 2015 that we are obligated to fund as the borrowers meet certain requirements.  Of this total, we have $4.4 million in restricted cash which was available to fund all of the unfunded commitments for loans financed by our CDO and CLO vehicles.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

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

On June 28, 2013, the Trust filed a motion to amend the lawsuits, to, among other things, (i) consolidate the lawsuits into one lawsuit, (ii) remove 47 defendants, none of whom are related to us, from the lawsuits so that there are 26 remaining defendants, including 16 corporate and partnership entities and 10 individuals, and (iii) reduce the counts within the lawsuits from over 100 down to 17.  The remaining counts in the amended complaint against our affiliates are principally state law claims for breach of fiduciary duties, waste, unlawful dividends and unjust enrichment, and claims under the Bankruptcy Code for avoidance and recovery actions, among others.  The bankruptcy court granted the motion and the amended complaint has been filed.  The amended complaint seeks approximately $139.0 million in the aggregate from director designees, portions of which are also sought from our affiliates as well as from unaffiliated defendants.  We have moved to dismiss the referenced actions and intend to vigorously defend against the claims asserted therein.  During a status conference held on March 18, 2014, the Court heard oral argument on the motion to dismiss and adjourned the case pending a ruling.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

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

Common Stock

In February 2014, we entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  During the first quarter of 2014, we sold 1,000,000 shares for net proceeds of $6.5 million. As of June 30, 2015, 6,500,000 shares are available for sale under this offering.

We used the net proceeds from our preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

As of July 31, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

Distributions

The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2015:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125
April 29, 2015	$0.15	April 29, 2015	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 2, 2015 for the Series A, B and C preferred stock was for the period December 1, 2014 through February 28, 2015.  The dividend declared on April 29, 2015 for the Series A, B and C preferred stock was for the period March 1, 2015 through May 31, 2015.

Common Stock  — On July 29, 2015, the Board of Directors declared a cash dividend of $0.15 per share of common stock.  The dividend is payable on August 31, 2015 to common stockholders of record as of the close of business on August 15, 2015.

Preferred Stock  — On July 29, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2015 through August 31, 2015 and are payable on August 31, 2015 to preferred stockholders of record on August 15, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Deferred Compensation

In May 2015, we issued 20,430 shares of fully vested common stock to certain independent members of the Board of Directors under the 2014 Omnibus Stock Incentive Plan (the “2014 Plan”) and recorded $0.1 million to selling and administrative expense in our consolidated statements of income.

In March 2015, we issued 328,400 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Manager, inclusive of 105,000 shares granted to our chief executive officer, Mr. Ivan Kaufman, with a total grant date fair value of $2.3 million and recorded $0.4 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our consolidated statements of income.  One third of the shares vested as of the date of grant, one third will vest in March 2016, and the remaining third will vest in March 2017.  In March 2015, we also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense in our consolidated statements of income.

During the first quarter of 2015, we issued 74,294 shares of restricted common stock to Mr. Kaufman under his 2015 annual incentive agreement with a grant date fair value of $0.5 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vest as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant.  Mr. Kaufman was also granted up to 445,765 performance-based restricted stock units that vest at the end of a four-year performance period based on the our achievement of certain total shareholder return objectives. The restricted stock units had a grant date fair value of $1.2 million and we recorded $0.1 million and $0.2 million to employee compensation and benefits in our consolidated statements of income for the three and six months ended June 30, 2015, respectively.

As of June 30, 2015, unvested restricted stock consisted of 213,157 shares granted to our employees with a grant date fair value of $1.5 million and 154,169 shares granted to employees of our Manager with a grant date fair value of $1.1 million, which is subject to remeasurement each reporting period.  Expense is recognized ratably over the vesting period in our consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively.  During the three months ended June 30, 2015 and 2014, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.3 million and $0.1 million, respectively, and for non-employees to selling and administrative expense for $0.2 million and $0.1 million, respectively.  During the six months ended June 30, 2015 and 2014, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.4 million and $0.1 million, respectively, and for non-employees to selling and administrative expense for $0.4 million and $0.2 million, respectively. During the second quarter of 2015, a total of 916 shares of unvested restricted stock with a grant date value of less than $0.1 million were forfeited.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Accumulated Other Comprehensive Loss

At June 30, 2015, accumulated other comprehensive loss was $7.6 million and consisted of $7.5 million of net unrealized losses on derivatives designated as cash flow hedges, and $0.9 million of net deferred losses on terminated interest swaps, less an $0.8 million unrealized gain related to available-for-sale securities.  At December 31, 2014, accumulated other comprehensive loss was $14.7 million and consisted of $13.9 million of net unrealized losses on derivatives designated as cash flow hedges, and $1.1 million of net deferred losses on terminated interest swaps, less a $0.3 million unrealized gain related to available-for-sale securities.

Reclassifications out of accumulated other comprehensive loss is as follows:

	Six Months Ended June 30,
	2015	2014	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps	$(3,241,500)	$(6,555,041)	Interest expense (1)
Termination of Interest Rate Swaps	$(4,285,995)	$—	Loss on termination of swaps (1)
Net realized gain on sale of available-for-sale investments:
RMBS investment	$—	$431,476	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

Note 13 — Earnings Per Share

Basic EPS is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer in the first quarter of 2015 as well as the weighted average dilutive effect of warrants for the period of time they were outstanding during 2014.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$10,498,640	$10,498,640	$11,466,057	$11,466,057

Weighted average number of common shares outstanding	50,955,648	50,955,648	50,267,462	50,267,462
Dilutive effect of restricted stock units (2)	—	—	—	—
Dilutive effect of warrants (3)	—	—	—	434,280
Weighted average number of common shares outstanding	50,955,648	50,955,648	50,267,462	50,701,742

Net income per common share (1)	$0.21	$0.21	$0.23	$0.23

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$25,509,109	$25,509,109	$17,340,818	$17,340,818

Weighted average number of common shares outstanding	50,751,247	50,751,247	49,804,457	49,804,457
Dilutive effect of restricted stock units (2)	—	143,284	—	—
Dilutive effect of warrants (3)	—	—	—	425,442
Weighted average number of common shares outstanding	50,751,247	50,894,531	49,804,457	50,229,899

Net income per common share (1)	$0.50	$0.50	$0.35	$0.35

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

The following table sets forth our base management fees and incentive fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Management Fees:	2015	2014	2015	2014

Base	$2,675,000	$2,500,000	$5,350,000	$4,950,000

Incentive	—	—	—	—

Total management fee	$2,675,000	$2,500,000	$5,350,000	$4,950,000

For the three and six months ended June 30, 2015 and 2014, no success-based payments were made.

Other Related Party Transactions

Due from related party was $2.5 million and less than $0.1 million at June 30, 2015 and December 31, 2014, respectively, and consisted primarily of paydowns to be remitted and escrows held by our Manager and its affiliates related to real estate transactions.

Due to related party was $2.0 million at June 30, 2015 and consisted primarily of base management fees due to our Manager, of which $0.7 million will be remitted by us in the following quarter.  At December 31, 2014, due to related party was $2.7 million and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of April 2018.  Interest income recorded from this loan totaled $0.1 million for the three months ended June 30, 2015.

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date of February 2018.  In order to accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours.  Interest income recorded from this loan was approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively.

In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  During the six months ended June 30, 2015, we invested $5.3 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  We recorded income of $1.5 million and $4.5 million from these investments during the three and six months ended June 30, 2015, respectively.  See Note 5 — “Investment in Equity Affiliates” for further details.

During the third quarter of 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, who together own an interest of approximately 95%.  In August 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date of August 2015.  Interest income recorded from these loans totaled $0.1 million for both the three and six months ended June 30, 2015.

In July 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% and a maturity date of January 2016.  Interest income recorded from this loan totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

In March 2014, we originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to our Manager.  The loan has an interest rate of 6.38% and a maturity date of March 2016.  In May 2014, the junior loan participations to our Manager were paid off.  The participations had a weighted average interest rate of 7.20%.  Interest income recorded from this loan totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2015, respectively, and $1.2 million and $1.4 million for the three and six months ended June 30, 2014.

We had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from our Manager.  In the first quarter of 2014, our Manager purchased the property from the prior borrower subject to our loans.  In connection with this purchase, our Manager paid down the loans by $2.3 million and we restructured our remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.  The maturity date on both of these loans was extended to October 2015 which we considered to be a troubled debt restructuring.  Interest income recorded from these loans totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2014, respectively.

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

In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber, our executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment matures in June 2020 and was paid down during 2014 and 2015 to a balance of $8.0 million at June 30, 2015.  The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At June 30, 2015, this debt had an aggregate outstanding balance of $806.1 million and is scheduled to mature between 2017 and 2025.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Interest income recorded from loans originated in 2013 or prior years with our affiliates totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively and $0.9 million and $1.7 million for the three and six months ended June 30, 2014, respectively.

We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to its operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our Manager.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager.  Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager.  Our Manager currently holds approximately 5.3 million of our common shares, representing approximately 10% of the voting power of our outstanding stock as of June 30, 2015.  Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

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

Recent Developments

Loan and Investment Activity — We originated 23 loans totaling $232.7 million with a weighted average interest rate of 7.11%.  We received full satisfaction of 15 loans totaling $197.6 million with a weighted average interest rate of 5.73% and partial paydowns on seven loans totaling $62.1 million with a weighted average interest rate of 4.04%.  We also recognized a $1.1 million provision for loan losses.

In April 2015, the $116.0 million defaulted first mortgage we acquired in March 2015, paid off.  As a result of this payoff, we repaid the $87.0 million warehouse facility and recognized income totaling $6.7 million, net of fees and expenses.  The $6.7 million of income is comprised of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses related to this transaction that were recorded in employee compensation and benefits.

Real Estate Owned Assets — In the second quarter of 2015, we classified a real estate property with a carrying value of $11.2 million as held-for-sale due to a proposed sale. This sale transaction is expected to close in late 2015.

Financing Activities — In the second quarter of 2015, we extended our $100.0 million credit facility for two years and reduced the spread over LIBOR from 225 basis points to 215 basis points. We also extended one of our $75.0 million facilities by a year and reduced the spread over LIBOR pricing as well, from 225 basis points to 212.5 basis points.  Additionally, we increased our $60.0 million financing facility to $75.0 million and extended the maturity for one year.

Subsequent Events — In July 2015, we completed the unwind of CDO III, our remaining legacy collateralized debt obligation.  CDO III’s $71.1 million of outstanding notes were redeemed and repaid primarily from proceeds received from the refinancing of CDO III’s remaining assets within one of our existing financing facilities, as well as cash held by CDO III.  As a result of this transaction, we expect to recognize an $8.2 million gain on the acceleration of deferred income and incur $0.5 million of other costs related to this vehicle in the third quarter of 2015.

In July 2015, we amended our $150.0 million warehouse facility to temporarily increase its committed amount to $175.0 million until December 31, 2015.

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our portfolio of loans and investments, is dependent on many factors, including our ability to access capital and financing on favorable terms.  The impact of the previous economic downturn had a significant negative impact on both us and our borrowers.  If similar economic conditions recur in the future, it may limit our options for raising capital and obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

We rely on the capital markets to generate capital for financing the growth of our business.  During the six months ended June 30, 2015, we closed a fourth collateralized securitization offering, whereby we issued $219.0 million of investment grade notes.  We also entered into three new financing facilities for total availability of $262.0 million, of which, one facility for $87.0 million was repaid upon the repayment of a defaulted first mortgage note in the second quarter of 2015.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

The recent economic environment has resulted in continued improvement in commercial real estate values which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio.  During the six months ended June 30, 2015, we recorded $2.1 million of new provision for loan losses specifically related to three loans.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the levels of modifications and extensions have declined and repayments of loans increased as borrowers’ access to financing improved.  If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Refer to our 2014 Annual Report for additional risk factors.

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three and six months ended June 30, 2015 , interest income earned on these loans and investments represented 83% and 80%, respectively, of our total revenues.  For the three and six months ended June 30, 2014, interest income earned on these loans and investments represented 74% and 72%, respectively, of our total revenues.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three and six months ended June 30, 2015, property operating income represented 17% and 20%, respectively, of our total revenues.  For the three and six months ended June 30, 2014, property operating income represented 26% of our total revenues for both periods.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2015 to December 31, 2014:

Cash and cash equivalents increased $79.6 million primarily due to proceeds from the unwinding of CLO II, CDO I and CDO II  as well as loan payoffs and interest from our investments, net of funding new loan originations and investments and payment of distributions to our stockholders.

Restricted cash decreased $141.8 million primarily due to the unwinding of CLO II, CDO I and CDO II as well as the timing of loan payoffs received in CDO III and is net of issuance proceeds available from our fourth CLO.  Restricted cash is kept on deposit with the trustees for our CLOs and CDO, and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.60 billion and $1.59 billion at June 30, 2015 and December 31, 2014, respectively.  The increase in our portfolio balance was primarily due to loan originations exceeding loan payoffs by $8.9 million.

Our portfolio had a weighted average current interest pay rate of 5.65% and 5.44% at June 30, 2015 and December 31, 2014, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.28% and 6.16%, respectively.  Advances on our financing facilities totaled $1.17 billion and $1.23 billion at June 30, 2015 and December 31, 2014, respectively, with a weighted average funding cost of 3.44% and 3.65%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.86% and 4.07%, respectively.

Loan and investment activity during the three months ended June 30, 2015 was primarily comprised of:

•                  Originated 23 loans totaling $232.7 million with a weighted average interest rate of 7.11%.

•                  Received full satisfaction of 15 loans totaling $197.6 million that had a weighted average interest rate of 5.73% and partial paydowns on seven loans totaling $62.1 million with a weighted average interest rate of 4.04%.

•                  Extended ten loans totaling $89.4 million.

•                  Received full satisfaction on the $116.0 million first mortgage note acquired in March 2015. This note had a default interest rate of 9.95%.

Loan and investment activity during the six months ended June 30, 2015 was primarily comprised of:

•                  Originated 37 loans totaling $442.6 million with a weighted average interest rate of 7.60%.

•                  Received full satisfaction of 27 loans totaling $337.7 million that had a weighted average interest rate of 7.06% and partial paydowns on 11 loans totaling $95.9 million with a weighted average interest rate of 3.85%.

•                  Modified two loans totaling $30.0 million resulting in a decrease in the weighted average interest rate from 13.84% to 12.02%.

•                  Extended 14 loans totaling $109.8 million.

•                  Acquired a first mortgage note for $116.0 million with a default interest rate of 9.95% in March 2015 that was subsequently paid off in April 2015. See “Recent Developments” above.

Our allowance for loan losses was $117.6 million at June 30, 2015, an increase of $2.1 million from December 31, 2014 due to impairments on three loans.

Available-for-sale securities decreased $1.7 million primarily as a result of a CMBS investment with a carrying value of $2.0 million that paid off in full in the second quarter of 2015.

Investments in equity affiliates increased $19.5 million as a result of $14.9 million in total investments we made with our Manager in a residential mortgage banking business and $4.5 million of income from equity affiliates recognized on these investments during the six months ended June 30, 2015.

Real estate owned and held-for-sale — We reclassified a real estate owned property as held-for sale with a carrying value of $11.2 million in the second quarter of 2015.  During the first quarter of 2015, we sold two real estate properties held-for-sale for a total of $18.8 million and paid off the related mortgage note payable of $9.1 million, recognizing a total gain of $4.0 million on these sales.

Liabilities — Comparison of balances at June 30, 2015 to December 31, 2014:

Credit facilities and repurchase agreements increased $142.4 million primarily due to adding two new financing facilities with total capacity of $175.0 million, as well as increasing the capacity of an existing facility by $15.0 million, partially offset by paying down the facilities with a portion of the proceeds from the issuance of CLO IV.

Collateralized loan obligations increased $42.0 million due to the completion of our fourth collateralized securitization where we issued $219.0 million of CLO notes, partially offset by the unwind of CLO II totaling $177.0 million in the first quarter of 2015.

Collateralized debt obligations decreased $252.1 million due to the unwind of CDO I and CDO II in the first quarter of 2015 as well as proceeds received from CDO loan runoff used to repay CDO III bond investors.

Equity

Equity activity in the six months ended June 30, 2015 consisted of the issuance of 402,694 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, and 83,430 shares to the independent members of the Board of Directors.  We also issued up to 445,765 performance-based restricted common stock units to our chief executive officer that vest at the end of a four-year performance period subject to meeting certain total stockholder return objectives.  See Note 12 — “Equity” of this report.

As of July 31, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2015:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125
April 29, 2015	$0.15	April 29, 2015	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 2, 2015 for the Series A, B and C preferred stock was for the period December 1, 2014 through February 28, 2015.  The dividend declared on April 29, 2015 for the Series A, B and C preferred stock was for the period March 1, 2015 through May 31, 2015.

Common Stock  — On July 29, 2015, the Board of Directors declared a cash dividend of $0.15 per share of common stock.  The dividend is payable on August 31, 2015 to common stockholders of record as of the close of business on August 15, 2015.

Preferred Stock  — On July 29, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2015 through August 31, 2015 and are payable on August 31, 2015 to preferred stockholders of record on August 15, 2015.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following table sets forth our results of operations:

	Three Months Ended June 30,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)
Interest income	$26,340,585	$25,492,429	$848,156	3%
Other interest income, net	7,884,344	—	7,884,344	nm
Interest expense	11,592,762	11,222,597	370,165	3%
Net interest income	22,632,167	14,269,832	8,362,335	59%

Other revenue:
Property operating income	7,201,834	9,001,383	(1,799,549)	(20)%
Other income, net	76,816	150,187	(73,371)	(49)%
Total other revenue	7,278,650	9,151,570	(1,872,920)	(20)%

Other expenses:
Employee compensation and benefits	4,966,138	3,552,548	1,413,590	40%
Selling and administrative	2,907,804	3,194,845	(287,041)	(9)%
Property operating expenses	5,967,644	7,423,080	(1,455,436)	(20)%
Depreciation and amortization	1,447,642	2,158,353	(710,711)	(33)%
Provision for loan losses (net of recoveries)	1,093,544	(870,187)	1,963,731	nm
Management fee — related party	2,675,000	2,500,000	175,000	7%
Total other expenses	19,057,772	17,958,639	1,099,133	6%

Income before gain on sale of equity interest and income from equity affiliates	10,853,045	5,462,763	5,390,282	99%
Gain on sale of equity interest	—	7,851,266	(7,851,266)	(100)%
Income from equity affiliates	1,534,025	40,493	1,493,532	nm
Net income	12,387,070	13,354,522	(967,452)	(7)%
Preferred stock dividends	1,888,430	1,888,465	(35)	(0)%

Net income attributable to common stockholders	$10,498,640	$11,466,057	$(967,417)	(8)%

nm – not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,356,819	$21,682	6.41%	$1,190,081	$18,577	6.26%
Mezzanine / junior participation loans	162,824	2,783	6.86%	334,086	4,952	5.95%
Preferred equity investments	102,569	1,689	6.60%	112,361	1,876	6.70%
Securities	1,015	3	1.19%	2,100	6	1.15%
Core interest-earning assets	1,623,227	26,157	6.46%	1,638,628	25,411	6.22%
Cash equivalents	164,939	184	0.45%	188,926	81	0.17%
Total interest-earning assets	$1,788,166	26,341	5.91%	$1,827,554	25,492	5.59%

Interest-bearing liabilities:
Warehouse lines	$301,549	2,244	2.98%	$85,369	807	3.79%
CLO	500,250	3,973	3.19%	462,302	3,684	3.20%
CDO	73,477	1,653	9.02%	434,305	4,307	3.98%
Trust preferred	175,858	1,415	3.23%	175,858	1,393	3.18%
Unsecured debt	112,860	2,270	8.07%	39,890	899	9.04%
Other non-recourse	2,300	38	6.63%	8,268	133	6.45%

Total interest-bearing liabilities	$1,166,294	11,593	3.99%	$1,205,992	11,223	3.73%
Net interest income		$14,748			$14,269

(1)         Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $0.8 million, or 3%, for the three months ended June 30, 2015 as compared to the same period in 2014.  This increase was primarily due to a 4% increase in the average yield on core interest-earning assets from 6.22% for the three months ended June 30, 2014 to 6.46% for the three months ended June 30, 2015, primarily as a result of $0.5 million of fee income from accelerated runoff.  The increase was net of a 1% decrease in our average core interest-earning assets from $1.64 billion for the three months ended June 30, 2014 to $1.62 billion for the three months ended June 30, 2015, primarily due to loan payoffs exceeding loan originations over the past year.

Other interest income, net was $7.9 million for the three months ended June 30, 2015.  During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par.  In April 2015, the first mortgage paid off and as a result, we recognized net interest income of $7.9 million.  See “Recent Developments” above.

Interest expense increased $0.4 million, or 3%, for the three months ended June 30, 2015 as compared to the same period in 2014.  The average cost of our interest-bearing liabilities increased 7% from 3.73% for the three months ended June 30, 2014 to 3.99% for the three months ended June 30, 2015, primarily due to the issuance of $97.9 million of senior unsecured notes in May and August 2014 and an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within the CDO.  The increase was net of a 3% decrease in the average balance of our interest-bearing liabilities from $1.21 billion for the three months ended June 30, 2014 to $1.17 billion for the three months ended June 30, 2015.  The decrease in the average balance was primarily due to the unwind of CDO I and CDO II in the first quarter of 2015, as well as runoff in our CDO III vehicle, partially offset by the issuance of the senior unsecured notes in 2014.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios. Property operating results decreased $0.3 million, or 22%, for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to the sales of several properties within our Multifamily and Hotel Portfolios during 2014 and the first quarter of 2015.

Other Expenses

Employee compensation and benefits expense increased $1.4 million, or 40%, for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to $1.2 million of expenses related to the $116.0 million defaulted first mortgage that was repaid in April 2015.  See “Recent Developments” above.

Selling and administrative expense decreased $0.3 million, or 9%, for the three months ended June 30, 2015 as compared to the same period in 2014.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our Manager.  This decrease was primarily due to a portion of restricted common stock granted to certain directors, and employees of our manager, in the second quarter of 2014 that immediately vested on the grant date while a comparatively similar amount of restricted stock was granted in the first quarter of 2015.

Provision for loan losses (net of recoveries) totaled $1.1 million and $(0.9) million for the three months ended June 30, 2015 and 2014, respectively.  During the second quarter of 2015, we recognized a $1.1 million provision for loan losses related to a loan and recorded net recoveries of previously recorded loan losses of less than $0.1 million. During the second quarter of 2014, we recognized a $4.0 million provision for loan losses related to three loans and recorded net recoveries of previously recorded loan losses of $4.8 million.

Management fee — related party increased $0.2 million, or 7%, for the three months ended June 30, 2015 as compared to the same period in 2014.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.

Gain on sale of equity interest

We recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates.  See Note 5 — “Investments in Equity Affiliates” of this report for more details.

Income from Equity Affiliates

Income from equity affiliates increased $1.5 million for the three months ended June 30, 2015 as compared to the same period in 2014, primarily from income earned on our investment in a residential mortgage banking business, which we made in the first quarter of 2015.  See Note 5 — “Investments in Equity Affiliates” of this report for more details.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following table sets forth our results of operations:

	Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)

Interest income	$53,549,980	$50,404,284	$3,145,696	6%
Other interest income, net	7,884,344	—	7,884,344	nm
Interest expense	25,520,129	21,813,975	3,706,154	17%
Net interest income	35,914,195	28,590,309	7,323,886	26%

Other revenue:
Property operating income	15,652,177	18,259,471	(2,607,294)	(14)%
Other income, net	112,816	1,008,583	(895,767)	(89)%
Total other revenue	15,764,993	19,268,054	(3,503,061)	(18)%

Other expenses:
Employee compensation and benefits	9,256,344	6,938,497	2,317,847	33%
Selling and administrative	5,805,614	5,177,064	628,550	12%
Property operating expenses	12,352,732	14,420,203	(2,067,471)	(14)%
Depreciation and amortization	2,886,319	3,970,036	(1,083,717)	(27)%
Impairment loss on real estate owned	—	250,000	(250,000)	(100)%
Provision for loan losses (net of recoveries)	2,076,224	(735,843)	2,812,067	nm
Management fee — related party	5,350,000	4,950,000	400,000	8%
Total other expenses	37,727,233	34,969,957	2,757,276	8%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, gain on sale of equity interest and income from equity affiliates	13,951,955	12,888,406	1,063,549	8%
Gain on acceleration of deferred income	11,009,162	—	11,009,162	nm
Loss on termination of swaps	(4,289,450)	—	(4,289,450)	nm
Gain on sale of real estate	3,984,364	—	3,984,364	nm
Gain on sale of equity interest	—	7,851,266	(7,851,266)	(100)%
Income from equity affiliates	4,629,938	80,541	4,549,397	nm
Net income	29,285,969	20,820,213	8,465,756	41%
Preferred stock dividends	3,776,860	3,479,395	297,465	9%

Net income attributable to common stockholders	$25,509,109	$17,340,818	$8,168,291	47%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,347,241	$43,754	6.55%	$1,166,057	$36,696	6.35%
Mezzanine / junior participation loans	167,453	5,744	6.92%	341,883	9,551	5.63%
Preferred equity investments	115,359	3,784	6.61%	114,357	3,956	6.98%
Securities	1,555	8	1.04%	5,711	58	2.05%
Core interest-earning assets	1,631,608	53,290	6.59%	1,628,008	50,261	6.23%
Cash equivalents	175,340	260	0.30%	175,100	143	0.16%
Total interest-earning assets	$1,806,948	53,550	5.98%	$1,803,108	50,404	5.64%

Interest-bearing liabilities:
Warehouse lines	$287,631	4,397	3.08%	$125,420	2,109	3.39%
CLO	501,924	9,438	3.79%	632,831	10,619	3.38%
CDO	102,644	4,275	8.40%	214,081	4,706	4.43%
Trust preferred	175,858	2,835	3.25%	175,858	2,785	3.19%
Unsecured debt	112,860	4,512	8.06%	30,000	1,376	9.25%
Other non-recourse	2,151	63	5.91%	6,475	197	6.13%
Securities financing	—	—	—	2,391	22	1.86%

Total interest-bearing liabilities	$1,183,068	25,520	4.35%	$1,187,056	21,814	3.71%
Net interest income		$28,030			$28,590

(1)         Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $3.1 million, or 6%, for the six months ended June 30, 2015 as compared to the same period in 2014.  This increase was primarily due to a 6% increase in the average yield on core interest-earning assets from 6.23% for the six months ended June 30, 2014 to 6.59% for the six months ended June 30, 2015, primarily as a result of $2.9 million of fee income from accelerated runoff.

Other interest income, net was $7.9 million for the six months ended June 30, 2015.  During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par.  In the second quarter of 2015, the first mortgage paid off and as a result, we recognized net interest income of $7.9 million.  See “Recent Developments” above.

Interest expense increased $3.7 million, or 17%, for the six months ended June 30, 2015 as compared to the same period in 2014.  The average cost of our interest-bearing liabilities increased 17% from 3.71% for the six months ended June 30, 2014 to 4.35% for the six months ended June 30, 2015, primarily due to the acceleration of $2.0 million of fees as a result of the unwind of our CLO II, CDO I and CDO II vehicles, as well as the issuance of $97.9 million of senior unsecured notes in May and August 2014 and an overall increase in our CDO debt cost as a result of runoff in these vehicles, the proceeds of which are used to paydown low cost debt within these CDO’s.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios. Property operating results decreased $0.5 million, or 14%, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to the sales of several properties within our Multifamily and Hotel Portfolios during 2014 and the first quarter of 2015.

Other income, net decreased $0.9 million, or 89%, for the six months ended June 30, 2015, as compared to the same period in 2014.  During the first quarter of 2014, we recognized a $0.7 million gain on the sale of RMBS investments held as available-for-sale and linked transactions.

Other Expenses

Employee compensation and benefits expense increased $2.3 million, or 33%, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to $1.2 million of expenses related to the $116.0 million defaulted first mortgage that was repaid in April 2015.  See “Recent Developments” above for further details.  The increase was also due to an increase in stock-based compensation of $0.7 million during the six months ended June 30, 2015 as compared to the same period in 2014.

Selling and administrative expense increased $0.6 million, or 12%, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to an increase of stock-based compensation of $0.4 million as well as an increase in professional fees of $0.3 million.

Provision for loan losses (net of recoveries) totaled $2.1 million and $(0.7) million for the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015, we recognized a $2.1 million provision for loan losses related to three loans and recorded net recoveries of previously recorded loan losses of less than $0.1 million. During the six months ended June 30, 2014, we recognized a $5.0 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $5.7 million.

Management fee — related party increased $0.4 million, or 8%, for the six months ended June 30, 2015 as compared to the same period in 2014.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.

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

Gain on Sale of Real Estate

During the six months ended June 30, 2015, we sold a real estate property in our Multifamily Portfolio for $12.4 million and recognized a gain of $3.0 million, and sold a property in our Hotel Portfolio for $6.4 million and recognized a gain of $1.0 million.

Gain on sale of equity interest

We recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates.

Income from Equity Affiliates

Income from equity affiliates increased $4.5 million for the six months ended June 30, 2015 as compared to the same period in 2014, primarily from income earned on our investment in a residential mortgage banking business, which we made in the first quarter of 2015.  See Note 5 — “Investments in Equity Affiliates” of this report for more details.

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

Cash Flows

We generated cash flows from operating activities of $19.5 million for the six months ended June 30, 2015, an increase of $6.0 million from the same period in 2014 primarily due to net interest income received from the $116.0 million defaulted first mortgage that was repaid in April 2015.  See “Recent Developments” above.

Cash flows provided by investing activities totaled $0.7 million during the six months ended June 30, 2015. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations totaling $557.3 million outpaced loan payoffs and paydowns of $551.2 million, resulting in net cash outflow of $6.1 million related to our loan and investment portfolio. Our originations were comprised of net new loan fundings totaling $441.3 million, the majority of which were bridge loans, as well as the acquisition of a $116.0 defaulted first mortgage. Other significant investing activity included the sale of two real estate owned properties that generated net proceeds of $18.5 million and investing $14.9 million into a residential mortgage banking business. We account for this investment under the equity method of accounting.

Cash flows provided by financing activities totaled $59.5 million during the six months ended June 30, 2015.  Significant cash inflows included proceeds of $479.2 million from the utilization of our debt facilities to fund new loan originations and our CDO/CLO activity, including adding three new term facilities with total availability of $262.0 million and increasing the capacity for one facility by $15.0 million.  We received proceeds of $219.0 million from the issuance of CLO IV and benefited from a $141.3 million decline in restricted cash balances, primarily from the CDO/CLO unwinds in the first quarter.  We also received proceeds of $27.2 million from the refinancing of a mortgage on our real estate owned assets.  Significant cash outflows included $335.9 million in payoffs and paydowns of our debt facilities, including the payoff of an $87.0 million facility entered into in March 2015 in connection with the acquisition of a $116.0 million first mortgage. The redemption of CDO I and CDO II as well payoffs on CDO III resulted in outflows totaling $241.0 million while the redemption of CLO II resulted in outflows of $177.0 million.  We also made payments totaling $31.0 million on a mortgage note related to our real estate owned assets and paid distributions totaling $18.0 million to our common and preferred stockholders.

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities:

	June 30, 2015
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Credit facilities and repurchase agreements	$440,000,000	$322,737,195	$117,262,805	2015 – 2017
Collateralized loan obligations (1)	500,250,000	500,250,000	—	2017 – 2018
Collateralized debt obligation (1)	79,262,601	79,262,601	—	2017
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes (2)	160,108,568	160,108,568	—	2034 – 2037
Notes payable	2,300,000	2,300,000	—	2015 – 2016

	$1,279,781,194	$1,162,518,389	$117,262,805

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2014.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $15.7 million.

These debt facilities, including their restrictive covenants, are described in further detail in Note 7 — “Debt Obligations.”

Our CDO and CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants our CDO or any of our CLOs, all cash flows from the applicable CDO or CLO would be diverted to repay principal and interest on the outstanding CDO or CLO bonds and we would not receive any residual payments until that CDO or CLO regained compliance with such tests.  Our CDO and CLOs were in compliance with all such covenants as of June 30, 2015 as well as on the most recent determination dates in July 2015.  We redeemed CDO III, our remaining legacy collateralized debt obligation, in July 2015.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

Contractual Commitments

For the six months ended June 30, 2015, we had all of the material contractual obligations referred to in our 2014 Annual Report, excluding the debt that was repaid as described in Note 7 — “Debt Obligations.” In addition, we had the following material contractual obligations that were executed during the six months ended June 30, 2015:

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

•                  Credit Facilities and Repurchase Agreements — We entered into a $150.0 million warehouse repurchase facility which matures in two years and bears interest at LIBOR plus 2.125% on senior mortgage loans and LIBOR plus 3.50% on junior mortgage loans, and entered into an $87.0 million repurchase facility that bears interest at a LIBOR floor of .25% plus 2.50% and a $25.0 million warehouse facility which matures in one year and bears interest at LIBOR plus 2.00%.  The $87.0 million facility was repaid in April 2015.

All of the material contractual obligations identified above are described in more detail in Note 7 — “Debt Obligations.” Refer to Note 11 — “Commitments and Contingencies” for a description of our debt maturities by year and our unfunded commitments as of June 30, 2015.

Agreements and Transactions with Related Parties

We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.  We incurred $2.7 million and $5.4 million of base management fee for services rendered in the three and six months ended June 30, 2015, respectively, and $2.5 million and $5.0 million of base management fee for services rendered in the three and six months ended June 30, 2014, respectively.

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

Critical Accounting Policies

Please refer to the section of our 2014 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the six months ended June 30, 2015, there were no material changes to these policies.

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

FFO and AFFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$10,498,640	$11,466,057	$25,509,109	$17,340,818
Subtract:
Gain on sale of real estate	—	—	(3,984,364)	—
Add:
Impairment loss on real estate owned	—	—	—	250,000
Depreciation — real estate owned and held-for-sale	1,447,642	2,158,353	2,886,319	3,970,036
Depreciation — investments in equity affiliates	46,310	69,370	92,620	138,740
FFO attributable to common stockholders	$11,992,592	$13,693,780	$24,503,684	$21,699,594
Subtract:
Impairment loss on real estate owned	—	—	—	(250,000)
Add:
Gain on sale of real estate	—	—	3,984,364	—
Stock-based compensation	735,202	1,248,818	2,427,268	1,395,834
AFFO attributable to common stockholders	$12,727,794	$14,942,598	$30,915,316	$22,845,428

Diluted FFO per common share	$0.24	$0.27	$0.48	$0.43
Diluted AFFO per common share	$0.25	$0.29	$0.61	$0.45
Diluted weighted average shares outstanding	50,955,648	50,701,742	50,894,531	50,229,899

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

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of June 30, 2015, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)
Interest income from loans and investments	$1,600,030,739	$2,299,921	$(411,581)	$5,046,175	$(411,581)
Interest expense from debt obligations	(1,170,105,101)	2,350,560	(1,753,518)	4,701,119	(1,753,518)
Total net interest income		$(50,638)	$1,341,937	$345,056	$1,341,937

Fair value of derivative financial instruments	$(7,530,919)	$450,789	$(441,660)	$910,602	$(810,803)

(1)         Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps and LIBOR caps.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.19% as of June 30, 2015.

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

Item 4.         CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2015, filed on July 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ Ivan Kaufman

Name:	Ivan Kaufman
Title:	Chief Executive Officer

By:	/s/ Paul Elenio

Name:	Paul Elenio
Title:	Chief Financial Officer

Date: July 31, 2015