Form 10-Q
period 2015-09-30
ARBOR REALTY TRUST INC
filed 2015-11-06
CIK 1253986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 50,962,516 outstanding (excluding 2,650,767 shares held in the treasury) as of November 6, 2015.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Cash and cash equivalents	$115,612,829	$50,417,745
Restricted cash (includes $57,182,387 and $216,405,894 from consolidated VIEs, respectively)	58,810,664	218,100,529
Loans and investments, net (includes $966,708,196 and $968,600,472 from consolidated VIEs, respectively)	1,506,324,128	1,459,475,650
Available-for-sale securities, at fair value	646,682	2,499,709
Investments in equity affiliates	27,828,747	4,869,066
Real estate owned, net (includes $0 and $80,732,144 from consolidated VIEs, respectively)	70,758,676	84,925,641
Real estate held-for-sale, net	17,651,894	14,381,733
Due from related party (includes $43,451 and $0 from consolidated VIEs, respectively)	674,958	36,515
Other assets (includes $16,919,931 and $14,949,956 from consolidated VIEs, respectively)	49,121,917	45,716,002
Total assets	$1,847,430,495	$1,880,422,590

Liabilities and Equity:
Credit facilities and repurchase agreements	$122,463,494	$180,386,200
Collateralized loan obligations (includes $767,877,232 and $458,250,000 from consolidated VIEs, respectively)	767,877,232	458,250,000
Collateralized debt obligations (includes $0 and $331,395,126 from consolidated VIEs, respectively)	—	331,395,126
Senior unsecured notes	97,860,025	97,860,025
Junior subordinated notes to subsidiary trust issuing preferred securities	160,250,265	159,833,260
Notes payable	1,000,000	1,300,000
Mortgage note payable — real estate owned	27,155,000	21,865,136
Mortgage note payable — real estate held-for-sale	—	9,119,221
Due to related party	2,686,325	2,653,333
Due to borrowers (includes $953,138 and $0 from consolidated VIEs, respectively)	51,229,859	32,972,606
Other liabilities (includes $1,739,903 and $7,385,474 from consolidated VIEs, respectively)	51,244,284	49,332,212
Total liabilities	1,281,766,484	1,344,967,119
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,295,905	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 53,613,283 and 53,128,075 shares issued, respectively; 50,962,516 and 50,477,308 shares outstanding, respectively	536,132	531,280
Additional paid-in capital	632,766,503	629,880,774
Treasury stock, at cost — 2,650,767 shares	(17,100,916)	(17,100,916)
Accumulated deficit	(133,491,962)	(152,483,322)
Accumulated other comprehensive loss	(6,341,651)	(14,668,250)
Total equity	565,664,011	535,455,471
Total liabilities and equity	$1,847,430,495	$1,880,422,590

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$26,025,709	$29,657,960	$79,575,689	$80,062,244
Other interest income, net	—	—	7,884,344	—
Interest expense	11,885,363	12,334,034	37,405,492	34,148,009
Net interest income	14,140,346	17,323,926	50,054,541	45,914,235
Other revenue:
Property operating income	7,202,851	8,443,877	22,855,028	26,703,348
Other income, net	51,633	518,318	164,449	1,526,901
Total other revenue	7,254,484	8,962,195	23,019,477	28,230,249
Other expenses:
Employee compensation and benefits	4,877,059	3,639,722	14,133,403	10,578,219
Selling and administrative	3,179,534	2,330,033	8,985,148	7,507,097
Property operating expenses	6,028,585	7,266,859	18,381,317	21,687,062
Depreciation and amortization	1,250,761	1,806,683	4,137,080	5,776,719
Impairment loss on real estate owned	—	—	—	250,000
Provision for loan losses (net of recoveries)	277,464	1,326,538	2,353,688	590,695
Management fee - related party	2,725,000	2,450,000	8,075,000	7,400,000
Total other expenses	18,338,403	18,819,835	56,065,636	53,789,792
Income before gain on acceleration of deferred income, loss on termination of swaps, (loss) gain on sale of real estate, gain on sale of equity interest, incentive management fee and income (loss) from equity affiliates	3,056,427	7,466,286	17,008,382	20,354,692
Gain on acceleration of deferred income	8,162,720	—	19,171,882	—
Loss on termination of swaps	(340,197)	—	(4,629,647)	—
(Loss) gain on sale of real estate	—	(199,749)	3,984,364	(199,749)
Gain on sale of equity interest	—	77,123,133	—	84,974,399
Incentive management fee — equity interest — related party	—	(19,047,949)	—	(19,047,949)
Income (loss) from equity affiliates	6,353,239	(51,170)	10,983,177	29,371
Net income	17,232,189	65,290,551	46,518,158	86,110,764
Preferred stock dividends	1,888,430	1,888,430	5,665,290	5,367,825
Net income attributable to common stockholders	$15,343,759	$63,402,121	$40,852,868	$80,742,939

Basic earnings per common share	$0.30	$1.26	$0.80	$1.61

Diluted earnings per common share	$0.30	$1.26	$0.80	$1.60

Dividends declared per common share	$0.15	$0.13	$0.43	$0.39

Weighted average number of shares of common stock outstanding:
Basic	50,962,516	50,477,308	50,822,444	50,031,205
Diluted	50,962,516	50,477,308	50,917,442	50,331,623

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$17,232,189	$65,290,551	$46,518,158	$86,110,764
Unrealized (loss) gain on securities available-for-sale, net	(176,368)	(276,368)	246,973	(305,763)
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	—	—	(431,476)
Unrealized (loss) gain on derivative financial instruments, net	(349,012)	265,078	(1,255,739)	(813,366)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	340,197	—	4,626,192	—
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,467,673	3,059,660	4,709,173	9,614,701
Comprehensive income	18,514,679	68,338,921	54,844,757	94,174,860
Less:
Preferred stock dividends	1,888,430	1,888,430	5,665,290	5,367,825
Comprehensive income attributable to common stockholders	$16,626,249	$66,450,491	$49,179,467	$88,807,035

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Nine Months Ended September 30, 2015

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance — January 1, 2015	3,711,500	$89,295,905	53,128,075	$531,280	$629,880,774	(2,650,767)	$(17,100,916)	$(152,483,322)	$(14,668,250)	$535,455,471
Stock-based compensation			486,124	4,861	2,885,720					2,890,581
Forfeiture of unvested restricted stock			(916)	(9)	9					—
Distributions — common stock								(21,850,942)		(21,850,942)
Distributions —preferred stock								(5,665,290)		(5,665,290)
Distributions — preferred stock of private REIT								(10,566)		(10,566)
Net income								46,518,158		46,518,158
Unrealized gain on securities available-for-sale									246,973	246,973
Unrealized loss on derivative financial instruments, net									(1,255,739)	(1,255,739)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps									4,626,192	4,626,192
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings									4,709,173	4,709,173
Balance — September 30, 2015	3,711,500	$89,295,905	53,613,283	$536,132	$632,766,503	(2,650,767)	$(17,100,916)	$(133,491,962)	$(6,341,651)	$565,664,011

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$46,518,158	$86,110,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,137,080	5,776,719
Stock-based compensation	2,890,581	1,688,631
Gain on acceleration of deferred income	(19,171,882)	—
Loss on termination of swaps	4,629,647	—
(Gain) loss on sale of real estate	(3,984,364)	199,749
Gain on sale of securities	—	(518,640)
Provision for loan losses (net of recoveries)	2,353,688	590,695
Impairment loss on real estate owned	—	250,000
Amortization and accretion of interest, fees and intangible assets, net	1,709,609	(960,987)
Change in fair value of non-qualifying swaps and linked transactions	—	(41,867)
Gain on sale of equity interest	—	(84,974,399)
Incentive management fee — equity interest — related party	—	19,047,949
Income from equity affiliates	(10,983,177)	(29,371)
Changes in operating assets and liabilities:
Other assets	(1,711,045)	(1,711,433)
Distributions of operations from equity affiliates	5,041,468	121,475
Other liabilities	4,708,840	1,143,709
Change in restricted cash	66,358	(594,552)
Due to/from related party	(605,451)	(1,277,682)
Net cash provided by operating activities	$35,599,510	$24,820,760

Investing activities:
Loans and investments funded, originated and purchased, net	(734,651,094)	(685,671,067)
Payoffs and paydowns of loans and investments	698,138,074	694,560,068
Due to borrowers and reserves	—	(36,239)
Deferred fees	3,707,798	4,692,501
Principal collection on securities, net	2,100,000	663,684
Investment in real estate, net	(2,025,366)	(3,674,350)
Contributions to equity affiliates	(17,017,972)	(526,499)
Proceeds from sale of real estate, net	18,482,352	2,945,590
Proceeds from sale of available-for-sale securities	—	33,904,172
Distributions from equity affiliates	—	7,943,465
Net cash (used in) provided by investing activities	$(31,266,208)	$54,801,325

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	555,589,837	251,210,535
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(612,512,543)	(340,229,448)
Proceeds from mortgage note payable — real estate owned	27,155,000	—
Paydowns and payoffs of mortgage note payable — real estate owned	(30,984,357)	(4,937,098)
Proceeds from collateralized loan obligations	486,625,000	281,250,000
Proceeds from senior unsecured notes	—	97,860,025
Payoffs and paydowns of collateralized debt obligations	(312,071,055)	(267,332,444)
Payoffs and paydowns of collateralized loan obligations	(177,000,000)	—
Change in restricted cash	159,223,507	(88,292,049)
Payments on financial instruments underlying linked transactions	—	(59,613,649)
Receipts on financial instruments underlying linked transactions	—	66,027,912
Payments on swaps and margin calls to counterparties	(290,000)	(1,272,106)
Receipts on swaps and returns of margin calls from counterparties	3,330,000	7,243,010
Proceeds from issuance of common stock	—	6,800,000
Expenses paid on issuance of common stock	—	(221,143)
Proceeds from issuance of preferred stock	—	22,500,000
Expenses paid on issuance of preferred stock	—	(779,131)
Distributions paid on common stock	(21,850,942)	(19,467,490)
Distributions paid on preferred stock	(5,665,290)	(5,208,450)
Distributions paid on preferred stock of private REIT	(10,566)	(10,806)
Cancellation of warrants	—	(2,602,500)
Payment of deferred financing costs	(10,676,809)	(10,062,642)
Net cash provided by (used in) financing activities	$60,861,782	$(67,137,474)
Net increase in cash and cash equivalents	$65,195,084	$12,484,611
Cash and cash equivalents at beginning of period	50,417,745	60,389,552
Cash and cash equivalents at end of period	$115,612,829	$72,874,163

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2015	2014

Supplemental cash flow information:
Cash used to pay interest	$32,665,815	$31,067,603
Cash used for taxes	$385,932	$76,281
Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375
Investment transferred from real estate owned, net to real estate held-for-sale, net	$17,516,488	$14,952,919
Loan transferred to real estate owned, net	$5,900,000	$—
Satisfaction of participation loan	$1,300,000	$—
Retirement of participation liability	$1,300,000	$—
Mortgage note payable - real estate owned transferred to real estate held-for-sale	$—	$12,785,851
Accrued and unpaid expenses on preferred stock offerings	$—	$79,619
Accrued and unpaid expenses on common stock offerings	$—	$64,857

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of September 30, 2015 and 2014, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the nine months ended September 30, 2015 and 2014.  Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the nine months ended September 30, 2015 and 2014, we did not record any provision for income taxes for these taxable REIT subsidiaries as we expect any income to be offset by available federal and state net operating loss carryforwards.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Significant Accounting Policies

As of September 30, 2015, our significant accounting policies, which are detailed in our 2014 Annual Report, have not changed materially.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) amended its guidance on measurement-period adjustments arising from business combinations.  The guidance is effective for the first quarter of 2016 and we are currently evaluating the impact it may have on our consolidated financial statements.

In April 2015, the FASB amended its guidance on the balance sheet presentation of debt issuance costs.  The guidance is effective for the first quarter of 2016 and we do not expect it to have a material effect on our consolidated financial statements other than the balance sheet presentation of debt and other assets.

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

Note 3 — Loans and Investments

The following table sets forth the composition of our loan and investment portfolio:

	September 30, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,384,470,022	87%	105	5.44%	16.4	0%	75%
Mezzanine loans	59,942,557	4%	14	9.46%	43.5	45%	81%
Junior participation loans	62,256,582	4%	2	4.50%	10.1	90%	87%
Preferred equity investments	92,350,109	5%	11	7.52%	32.3	43%	81%
	1,599,019,270	100%	132	5.67%	18.1	8%	76%

Unearned revenue	(9,334,634)
Allowance for loan losses	(83,360,508)
Loans and investments, net	$1,506,324,128

	December 31, 2014	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,273,439,238	80%	101	5.19%	19.8	0%	74%
Mezzanine loans	76,392,650	5%	17	9.78%	37.1	47%	81%
Junior participation loans	104,091,952	7%	4	4.62%	12.3	86%	88%
Preferred equity investments	133,505,658	8%	17	6.11%	45.5	62%	84%
	1,587,429,498	100%	139	5.45%	22.3	13%	76%

Unearned revenue	(12,466,528)
Allowance for loan losses	(115,487,320)
Loans and investments, net	$1,459,475,650

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par.  We financed this acquisition primarily with a new $87.0 million warehouse repurchase facility.  In the second quarter of 2015, the first mortgage paid off and as a result, we repaid the $87.0 million warehouse facility and recognized income totaling $6.7 million, net of fees and expenses.  The $6.7 million of income is comprised of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses related to this transaction that were recorded in employee compensation and benefits.

Concentration of Credit Risk

We operate in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk.  We are subject to concentration risk in that, at September 30, 2015, the unpaid principal balance (“UPB”) related to 17 loans with five different borrowers represented approximately 18% of total assets.  At December 31, 2014, the UPB related to 31 loans with five different borrowers represented approximately 23% of total assets.  We measure our relative loss position for our mezzanine loans, junior participation loans, and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral.  We determine our loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.  First dollar LTV is calculated by comparing the total of our senior most dollar and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will absorb a total loss of our position.  Last dollar LTV is calculated by comparing the total of the carrying value of our loan and all senior lien positions within the capital stack to the fair value of the underlying collateral to determine the point at which we will initially absorb a loss.

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

As a result of the loan review process at September 30, 2015 and December 31, 2014, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of approximately $151.4 million and $189.4 million, respectively, and a weighted average last dollar LTV ratio of 94% for each period.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows:

	September 30, 2015
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multi-family	$1,113,588,289	69.6%	2.8	3%	74%
Office	199,197,437	12.5%	3.0	29%	83%
Land	179,900,212	11.3%	3.7	4%	84%
Hotel	66,250,000	4.1%	3.3	32%	80%
Other	40,083,332	2.5%	2.6	10%	67%
Total	$1,599,019,270	100.0%	2.9	8%	76%

	December 31, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multi-family	$1,157,462,400	72.9%	2.9	10%	73%
Office	230,491,164	14.5%	3.3	29%	79%
Land	128,367,601	8.1%	3.9	6%	88%
Hotel	66,250,000	4.2%	3.5	32%	83%
Other	4,858,333	0.3%	2.9	69%	75%
Total	$1,587,429,498	100.0%	3.1	13%	76%

Geographic Concentration Risk

As of September 30, 2015, 29%, 14%, 14% and 13% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Texas, California and Florida, respectively.  As of December 31, 2014, 28%, 14% and 10% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida and Texas, respectively.

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

During the three and nine months ended September 30, 2015, we recognized provision for loan losses totaling $1.0 million and $3.1 million, respectively.  During both periods, we also recorded net recoveries of previously recorded loan losses totaling $0.7 million, resulting in a provision for loan losses, net of recoveries totaling $0.3 million and $2.4 million, respectively.

During the three and nine months ended September 30, 2014 we recognized a provision for loan losses totaling $2.9 million and $7.8 million, respectively.  During these periods, we also recorded net recoveries of previously recorded loan losses totaling $1.5 million and $7.2 million, respectively, resulting in a provision for loan losses, net of recoveries totaling $1.3 million and $0.6 million, respectively.

The provision for loan losses recorded in the three months ended September 30, 2015 was on two loans with an aggregate carrying value before reserves of $117.2 million, while the provision for the nine months ended September 30, 2015 was comprised of three loans with an aggregate carrying value of $121.9 million and a loan that was transferred to real estate owned with a carrying value of $8.3 million before reserves.

The provision for loan losses recorded in the three months ended September 30, 2014 was comprised of two loans with an aggregate carrying value of $144.7 million, while the provision for the nine months ended September 30, 2014 was comprised of four loans with an aggregate carrying value of $158.5 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Allowance at beginning of the period	$117,563,544	$115,059,988	$115,487,320	$122,277,411
Provision for loan losses	982,453	2,860,000	3,093,082	7,810,000
Charge-offs	(32,000,000)	—	(32,000,000)	(6,501,079)
Charge-off on loan reclassified to real estate owned, net	(2,500,000)	—	(2,500,000)	—
Recoveries of reserves	(685,489)	(1,533,462)	(719,894)	(7,199,806)
Allowance at end of the period	$83,360,508	$116,386,526	$83,360,508	$116,386,526

A summary of charge-offs and recoveries by asset class is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Charge-offs:
Hotel	$(32,000,000)	$—	$(32,000,000)	$—
Office	(2,500,000)	—	(2,500,000)	—
Multi-family	—	—	—	(6,501,079)
Total	$(34,500,000)	$—	$(34,500,000)	$(6,501,079)

Recoveries:
Multi-family	$(685,489)	$(1,533,462)	$(719,894)	$(7,199,806)
Total	$(685,489)	$(1,533,462)	$(719,894)	$(7,199,806)

Net (Charge-offs) Recoveries	$(33,814,511)	$1,533,462	$(33,780,106)	$698,727

Ratio of net (charge-offs) recoveries during the period to average loans and investments outstanding during the period	(2.0)%	0.1%	(2.1)%	0.0%

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of September 30, 2015 and 2014.

During the three and nine months ended September 30, 2015, we charged-off $32.0 million of previously recorded reserves due to the write-off of a fully reserved junior participation loan.  We also charged-off $2.5 million in connection with the transfer of an office building by deed in lieu of foreclosure to real estate owned, net.

We have six loans with a carrying value totaling $116.4 million at September 30, 2015, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a current pay rate of interest, but four of the loans with a carrying value totaling $97.5 million entitle us to a weighted average accrual rate of interest of 9.60%.  We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and management deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $47.8 million related to these loans as of September 30, 2015.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

A summary of our impaired loans by asset class is as follows:

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$7,377,115	$7,365,764	$5,020,653	$23,291,302	$109,115	$23,308,505	$253,096
Office	27,585,082	22,800,944	21,972,444	31,835,832	1,225,877	31,835,832	1,782,922
Land	125,674,855	121,216,612	52,667,411	124,865,743	—	123,742,628	—
Hotel	34,750,000	34,489,277	3,700,000	34,750,000	264,898	34,750,000	782,926
Total	$195,387,052	$185,872,597	$83,360,508	$214,742,877	$1,599,890	$213,636,965	$2,818,944

	December 31, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$39,239,894	$39,232,710	$36,469,894	$44,727,875	$257,014	$52,795,793	$689,284
Office	36,086,582	30,498,273	23,972,444	45,086,582	517,319	40,586,582	1,303,615
Land	121,810,400	117,621,457	51,344,982	118,752,869	—	117,608,264	—
Hotel	34,750,000	34,249,959	3,700,000	34,875,000	231,808	17,375,000	403,182
Total	$231,886,876	$221,602,399	$115,487,320	$243,442,326	$1,006,141	$228,365,639	$2,396,081

(1)       Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class and was comprised of eight loans at September 30, 2015 and ten loans at December 31, 2014.

(2)       Represents an average of the beginning and ending UPB of each asset class.

As of September 30, 2015, three loans with an aggregate net carrying value of $1.7 million, net of related loan loss reserves on two of the loans of $21.2 million, were classified as non-performing.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2014, three loans with an aggregate net carrying value of $7.0 million, net of related loan loss reserves on the two loans of $34.0 million, were classified as non-performing.

A summary of our non-performing loans by asset class is as follows:

	September 30, 2015			December 31, 2014
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$765,799	$—	$765,799	$32,765,799	$765,799	$32,000,000
Office	20,472,444	—	20,472,444	8,277,757	—	8,277,757
Commercial	1,700,000	1,700,000	—	—	—	—
Total	$22,938,243	$1,700,000	$21,238,243	$41,043,556	$765,799	$40,277,757

At September 30, 2015, we did not have any loans contractually past due 90 days or more that are still accruing interest.

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Three Months Ended September 30, 2015					Nine Months Ended September 30, 2015
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest

Multifamily	—	$—	—	$—	—	5	$35,609,122	5.12%	$35,609,122	5.12%
Office	1	2,430,000	3.69%	2,430,000	3.69%	1	2,430,000	3.69%	2,430,000	3.69%
Total	1	$2,430,000	3.69%	$2,430,000	3.69%	6	$38,039,122	5.03%	$38,039,122	5.03%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

	Three Months Ended September 30, 2014					Nine Months Ended September 30, 2014
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Extended Unpaid Principal Balance	Extended Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Rate of Interest

Hotel	1	$35,000,000	1.95%	$34,750,000	2.95%	1	$35,000,000	1.95%	$34,750,000	2.95%

There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of September 30, 2015 and 2014 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three and nine months ended September 30, 2015 and 2014.  We had an unfunded commitment of $0.1 million on the extended loans which were considered troubled debt restructurings as of September 30, 2015 and no unfunded commitment on the extended loan which was considered troubled debt restructuring as of September 30, 2014.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of September 30, 2015, we had total interest reserves of $21.4 million on 62 loans with an aggregate UPB of $858.8 million.

Note 4 — Securities

The following is a summary of our securities classified as available-for-sale at September 30, 2015:

	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Cost	Gain	Fair Value

Common equity securities	$58,789	$587,893	$646,682

The following is a summary of our securities classified as available-for-sale at December 31, 2014:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	(Loss) / Gain	Fair Value

Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$(100,000)	$2,000,000
Common equity securities	—	58,789	440,920	499,709

Total available-for-sale securities	$2,100,000	$2,158,789	$340,920	$2,499,709

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

We own 2,939,465 shares of common stock of CV Holdings, Inc., formerly Realty Finance Corporation, a commercial real estate specialty finance company, which had a fair value of $0.6 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively.

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

The weighted average yield on our CMBS and RMBS investments, including the amortization of premium and the accretion of discount, based on their face values was 1.13% for the three months ended September 30, 2014 and 0.69% and 1.90% for the nine months ended September 30, 2015 and 2014, respectively.

Note 5 — Investments in Equity Affiliates

The following is a summary of our investments in equity affiliates:

	Investment in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	September 30, 2015	December 31, 2014	September 30, 2015

Arbor Residential Investor LLC	$22,898,430	$—	$—
West Shore Café	1,937,017	1,872,661	1,687,500
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	95,473	98,578	4,994,166
Lexford Portfolio	100	100	2,328,500
Ritz-Carlton Club	—	—	—

Total	$27,828,747	$4,869,066	$9,010,166

We account for all investments in equity affiliates under the equity method.

Arbor Residential Investor LLC (“ARI”) — In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  Our Manager retained a promote of 25% over a 10% return on this investment.  As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business.  As a result of the business’s profitability to date, we currently own a 20% indirect interest.  During the three and nine months ended September 30, 2015, we recorded $1.3 million and $5.9 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

In the first quarter of 2015, we invested $1.7 million through ARI for 100% of our Manager’s investment in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform, resulting in a non-controlling ownership interest of 50% in this investment.  We also funded $5.7 million of additional mortgage purchases during the nine months ended September 30, 2015, for a total investment of $7.4 million as of September 30, 2015.  During the three and nine months ended September 30, 2015, we recorded a gain and loss of less than $0.1 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

Lexford Portfolio — In the third quarter of 2015, we received a distribution from this equity investment and recognized income of $3.9 million, net of expenses. The $3.9 million of income is comprised of income from equity affiliates of $4.9 million, partially offset by $1.0 million of expenses related to this distribution that were recorded in employee compensation and benefits.  See Note 14 — “Agreements and Transactions with Related Parties” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

930 Flushing & 80 Evergreen — In the second quarter of 2014, our interest in these properties was sold, and we received $7.9 million in cash.  As a result, we recorded a gain on sale of equity interest in our consolidated statements of income of $7.9 million and reduced our investment by its carrying value of $0.1 million.  In the third quarter of 2014, our outstanding loans totaling $22.9 million to this joint venture were repaid in full.

450 West 33rd Street — In the third quarter of 2014, the existing debt on the property was refinanced and our portion of a guarantee was terminated, resulting in the recognition of the $77.1 million deferred gain as well as a $19.0 million prepaid incentive management fee for a net gain of $58.1 million.  See Note 14 — “Agreements and Transactions with Related Parties” for details of the prepaid incentive fee recorded in 2007 related to this investment.

Note 6 — Real Estate Owned and Held-For-Sale

Our real estate assets were comprised of three multifamily properties (the “Multifamily Portfolio”), four hotel properties (the “Hotel Portfolio”) and an office building at September 30, 2015 and four multifamily properties and five hotel properties at December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Multifamily Portfolio had a mortgage note payable of $27.2 million and $31.0 million, respectively.  See Note 7 — “Debt Obligations” for further details.

Real Estate Owned

	September 30, 2015				December 31, 2014
	Multifamily Portfolio	Hotel Portfolio	Office Building	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$5,538,844	$5,393,651	$5,159,000	$16,091,495	$5,538,844	$9,393,651	$14,932,495
Building and intangible assets	32,378,126	40,537,247	741,000	73,656,373	31,249,869	58,818,891	90,068,760
Less: accumulated depreciation and amortization	(8,903,456)	(10,085,064)	(672)	(18,989,192)	(7,414,267)	(12,661,347)	(20,075,614)
Real estate owned, net	$29,013,514	$35,845,834	$5,899,328	$70,758,676	$29,374,446	$55,551,195	$84,925,641

As of September 30, 2015 and December 31, 2014, our Multifamily Portfolio had a weighted average occupancy rate of approximately 92% and 90%, respectively.

For the nine months ended September 30, 2015 and 2014, our Hotel Portfolio had a weighted average occupancy rate of approximately 59% and 57%, respectively, a weighted average daily rate of approximately $93 and $79, respectively, and a weighted average revenue per available room of approximately $55 and $44, respectively.  The operation of the hotel properties are seasonal with the majority of revenues earned in the first two quarters of the calendar year.

In the third quarter of 2015, we acquired an office building by deed in lieu of foreclosure that was held as collateral for a first mortgage loan with a carrying value of $5.9 million, net of reserves.  Our acquisition accounting for this transaction has not been completed, pending the finalization of estimates used in the determination of fair values.  The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities and contracts assumed and revisions of previous estimates.  We will finalize the purchase price allocation within one year of the acquisition date.  The office building was fully occupied at September 30, 2015.

Our real estate assets had restricted cash balances totaling $1.6 million and $1.7 million as of September 30, 2015 and December 31, 2014, respectively, due to escrow requirements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Real Estate Held-For-Sale

In the third quarter of 2015, a property in the Hotel Portfolio with a carrying value of $6.3 million was reclassified from real estate owned to real estate held-for-sale due to a proposed sale.  In November 2015, this property was sold and we expect to recognize a gain of approximately $2.0 million in the fourth quarter of 2015.  In the second quarter of 2015, a property in the Hotel Portfolio with a carrying value of $11.2 million was reclassified from real estate owned to real estate held-for-sale due to a proposed sale.  In October 2015, this property was sold and we expect to recognize a gain of approximately $1.6 million in the fourth quarter of 2015.  In the first quarter of 2015, we sold a property in our Multifamily Portfolio as well as a property in the Hotel Portfolio classified as held-for-sale for a total of $18.8 million and recognized a gain of $4.0 million.  In the third quarter of 2014, a property in the Multifamily Portfolio was sold to a third party for $3.1 million.  In connection with this sale, we recorded a loss on sale of $0.2 million and a reduction of the mortgage note payable of $3.4 million.

The results of operations for properties classified as held-for-sale are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Property operating income	$1,879,427	$2,701,702	$6,792,334	$9,071,681

Expenses:
Property operating expense	1,429,783	2,097,936	4,780,087	6,577,464
Depreciation	112,692	556,895	774,089	1,649,214
Net income	$336,952	$46,871	$1,238,158	$845,003

Note 7 — Debt Obligations

We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

	September 30, 2015			December 31, 2014
	Debt	Collateral	Weighted	Debt	Collateral	Weighted
	Carrying	Carrying	Average	Carrying	Carrying	Average
	Value	Value	Note Rate	Value	Value	Note Rate

$175 million warehouse repurchase facility	$50,155,994	$92,436,355	2.47%	$—	$—	—
$100 million warehousing credit facility	12,780,000	21,300,000	2.38%	92,520,637	128,593,000	2.45%
$75 million warehousing credit facility	24,476,250	34,735,000	2.51%	42,975,000	58,000,000	2.45%
$75 million warehousing credit facility	8,831,250	12,225,000	2.22%	29,890,563	45,422,236	2.20%
$25 million warehousing credit facility	9,720,000	12,200,000	2.22%	—	—	—
$16.5 million term credit facility	16,500,000	29,750,000	2.98%	—	—	—
$15 million term credit facility	—	—	—	15,000,000	—	7.50%
Total credit facilities and repurchase agreements	$122,463,494	$202,646,355	2.50%	$180,386,200	$232,015,236	2.84%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

At September 30, 2015 and December 31, 2014, the weighted average interest rate for our credit facilities and repurchase agreements was 2.50% and 2.84%, respectively.  Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 3.38% and 3.06% at September 30, 2015 and December 31, 2014, respectively. There were no interest rate swaps on these facilities at September 30, 2015 and December 31, 2014.

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

We have a $100.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bore interest at a rate of 225 basis points over LIBOR and was to mature in April 2015.  In April 2015, we extended the maturity to May 2015.  In May 2015, we amended the facility decreasing the rate of interest to 215 basis points over LIBOR and extended the maturity to May 2017 with a one-year extension option, subject to certain conditions.  The facility has a maximum advance rate of 75% and also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.

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

In September 2015, we entered into a $16.5 million term facility with a financial institution to finance a first mortgage loan.  The facility bears interest at a rate of 275 basis points over LIBOR, matures in December 2016 and has a compensating balance requirement of $3.0 million to be maintained by us and our affiliates.

We had a $15.0 million term facility that bore interest at a fixed rate of 7.5%, had a maturity in August 2015 and was secured by a portion of the bonds originally issued by our CDO III entity that we repurchased.  We repaid this facility in full in July 2015.

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

September 30, 2015

conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.  See “Debt Covenants” below for details.

Collateralized Loan Obligations (CLOs)

The following table outlines borrowings and the corresponding collateral under our CLOs as of September 30, 2015:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO III	$281,250,000	$281,250,000	$349,736,815	$348,528,563	$21,559,260	$—

CLO IV	219,000,000	219,000,000	269,816,979	269,140,467	30,183,021	—

CLO V	267,750,000	267,627,232	349,995,000	349,039,166	5,000	—

Total CLOs	$768,000,000	$767,877,232	$969,548,794	$966,708,196	$51,747,281	$—

The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2014:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)

CLO II	$177,000,000	$177,000,000	$252,353,210	$251,658,406	$7,284,919	$—

CLO III	281,250,000	281,250,000	315,390,280	313,932,084	59,245,183	—

Total CLOs	$458,250,000	$458,250,000	$567,743,490	$565,590,490	$66,530,102	$—

CLO II — Issued two investment grade tranches in January 2013 with a stated maturity date in February 2023.  Interest was variable based on three-month LIBOR; the weighted average note rate was 2.56%.

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date in May 2024.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.62% and 2.60% at September 30, 2015 and December 31, 2014, respectively.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.47% at September 30, 2015.

CLO V — Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 2.67% at September 30, 2015.

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

In August 2015, we completed a collateralized securitization vehicle (“CLO V”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $267.8 million, of which we purchased $12.5 million of Class C notes that we subsequently sold at par for $12.5 million.  As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $302.6 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has an approximate three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $47.4 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  As of September 30, 2015, the additional proceeds were fully utilized resulting in the issuer owning loan obligations with a face value of approximately $350.0 million.  The aggregate principal amounts of the three classes of notes are $197.8 million of Class A senior secured floating rate notes, $24.5 million of Class B secured floating rate notes and $45.5 million of Class C secured floating rate notes.  We retained a residual interest in the portfolio with a notional amount of approximately $82.3 million.  The notes have an initial weighted average interest rate of approximately 2.44% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 3.07%.

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

At September 30, 2015 and December 31, 2014, the aggregate weighted average note rate for our CLOs was 2.60% and 2.59%, respectively.  Including certain fees and costs, the weighted average note rate was 3.65% and 3.14% at September 30, 2015 and December 31, 2014, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

CDO III — Issued ten investment grade tranches in December 2006 with a stated maturity date in January 2042.  Interest was variable based on three-month LIBOR; the weighted average note rate was 0.98% at December 31, 2014.

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

At December 31, 2014, the aggregate weighted average note rate for our CDOs, including the cost of interest rate swaps on assets financed in these facilities, was 3.13%.  Excluding the effect of swaps, the weighted average note rate at December 31, 2014 was 1.07%.  Including certain fees and costs, the weighted average note rate was 3.55% at December 31, 2014.

In July 2015, we completed the unwind of CDO III, redeeming $71.1 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO III’s remaining assets within our existing financing facilities, as well as with cash held by the CDO.  We also terminated a related interest rate swap and incurred a loss of $0.3 million in the third quarter of 2015.  See Note 8 — “Derivative Financial Instruments” for additional details.

In January 2015, we completed the unwind of CDO I and CDO II, redeeming $167.9 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO I and II’s remaining assets within a new $150.0 million warehouse repurchase facility and our existing financing facilities, as well as with cash held by each CDO.  As a result of this transaction, we generated approximately $30.0 million in cash equity and expensed $0.5 million of deferred fees in the first quarter of 2015.  We also terminated the related basis and interest rate swaps and incurred a loss of $4.3 million in the first quarter of 2015.  See Note 8 — “Derivative Financial Instruments” for additional details.

In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes.  This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represents the portion of our CDO bonds that were exchanged and $22.9 million represents the estimated interest due on the reissued bonds through their maturity.  In the first quarter of 2015, we unwound our CDO I and CDO II vehicles and reduced the balance of estimated interest by $11.0 million and in the third quarter of 2015, we unwound our CDO III vehicle and reduced the remaining balance of estimated interest by $8.2 million, recording a gain on acceleration of deferred income in the consolidated statements of income.

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

Senior Unsecured Notes

During 2014, we issued $90.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering for net proceeds of $85.4 million after deducting the issuance and underwriting discounts and offering expenses.  In connection with this offering, the underwriters exercised a portion of their overallotment option for a $7.8 million aggregate principal amount providing additional net proceeds of $7.4 million.  The notes can be redeemed by us after May 15, 2017.  The interest is paid quarterly in February, May, August, and November starting in August 2014.  Including certain fees and costs, the weighted average note rate was 8.12% and 8.06% at September 30, 2015 and December 31, 2014, respectively.  We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes was $160.3 million and $159.8 million at September 30, 2015 and December 31, 2014, respectively, which is net of a deferred amount of $15.6 million and $16.0 million, respectively, that is being amortized into interest expense over the life of the notes.  These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and were not redeemable for the first two years.  The current weighted average note rate was 3.07% and 3.01% at September 30, 2015 and December 31, 2014.  Including certain fees and costs, the weighted average note rate was 3.25% and 3.18% at September 30, 2015 and December 31, 2014, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  See Note 9 — “Variable Interest Entities” for further details.

Notes Payable

The following table outlines borrowings under our notes payable:

	September 30, 2015		December 31, 2014
	Debt	Collateral	Debt	Collateral
	Carrying	Carrying	Carrying	Carrying
	Value	Value	Value	Value

Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which had a fixed rate of 9.57%	$—	$—	$1,300,000	$1,300,000
Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $28.8 million, expiration January 2016, interest is based on a portion of the interest received from the loan which has a fixed rate of 15.0%	1,000,000	1,000,000	—	—
Total notes payable	$1,000,000	$1,000,000	$1,300,000	$1,300,000

At September 30, 2015 and December 31, 2014, the weighted average note rate for our notes payable was 15.21% and 6.61%, respectively.  There were no interest rate swaps on the notes payable at September 30, 2015 and December 31, 2014.

We had a $1.3 million junior loan participation on a $1.3 million bridge loan that were written-off in the third quarter of 2015.

Our obligation to pay interest on the junior loan participations is based on the performance of the related loan.  Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the Multifamily Portfolio mortgage of $20.7 million, replacing it with two new notes payable totaling $27.2 million.  At September 30, 2015, the new notes payable consist of a $24.7 million secured loan that bears interest at a fixed rate of 3.00% and matures in December 2017, as well as a $2.5 million, unsecured loan that bears interest at a variable rate of one-month LIBOR plus 2.75% and matures in December 2016.  At December 31, 2014, the prior mortgage had an outstanding balance of $31.0 million, bore interest at a variable rate of one-month LIBOR plus 1.23% and was to mature in June 2015.

Debt Covenants

Our debt facilities contain various financial covenants and restrictions, including a minimum liquidity requirement of $20.0 million, minimum net worth requirement of $100.0 million to $300.0 million depending on the debt facility and a maximum total liabilities less subordinated debt requirement of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at September 30, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of September 30, 2015, as well as on the most recent determination dates in October 2015.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CLO compliance tests as of the most recent determination dates in October 2015:

Cash Flow Triggers	CLO III	CLO IV	CLO V

Overcollateralization (1)

Current	133.33%	136.99%	130.72%

Limit	132.33%	135.99%	129.72%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	260.11%	345.87%	225.54%

Limit	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass

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

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CLO overcollateralization ratios as of the following determination dates:

Determination Date	CLO III	CLO IV	CLO V

October 2015	133.33%	136.99%	130.72%
July 2015	133.33%	136.99%	—
April 2015	133.33%	136.99%	—
January 2015	133.33%	—	—
October 2014	133.33%	—	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The ratio will fluctuate based on the performance of the underlying assets, transfers of assets into the CLOs prior to the expiration of their respective replenishment dates, purchase or disposal of other investments, and loan payoffs.  No payment due under the junior subordinated indentures may be paid if there is a default under any senior debt and the senior lender has sent notice to the trustee.  The junior subordinated indentures are also cross-defaulted with each other.

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by us (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation\ Cash Flow	Derivative	Count	September 30, 2015	Count	December 31, 2014	Expiration Date	Sheet Location	September 30, 2015	December 31, 2014

Non-Qualifying	Basis Swaps	—	$—	1	$3,000	—	Other Assets	$—	$2
Non-Qualifying	LIBOR Cap	—	$—	1	$71,701	—	Other Assets	$—	$—
Qualifying	LIBOR Caps	2	$84,100	—	$—	2017	Other Assets	$5	$—
Qualifying	Interest Rate Swaps	5	$107,829	12	$250,321	2016 - 2017	Other Liabilities	$(6,213)	$(13,908)

The non-qualifying basis swaps hedges were used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  We are exposed to changes in the fair value of certain of our fixed rate obligations due to changes in benchmark interest rates and use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  These interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  During the nine months ended September 30, 2015, CDO II was unwound and the related basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated and recorded as a loss in the first quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.  Also during the nine months ended September 30, 2015, a non-qualifying LIBOR cap hedge with a notional value of $71.7 million matured.  We entered into this LIBOR cap hedge in the first quarter of 2014 due to a loan agreement requiring a LIBOR cap of 6%.  During the nine months ended September 30, 2014, the notional value on a basis swap decreased by approximately $8.6 million pursuant to the contractual terms of the respective swap agreement.  For the three and nine months ended September 30, 2015 and 2014, the change in fair value of the non-qualifying basis swaps and LIBOR caps was less than $(0.1) million and was recorded in interest expense on the consolidated statements of income.

The changes in the fair value of qualifying interest rate swap cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  During the nine months ended September 30, 2015, CDO I and CDO II were unwound and the related interest rate swaps with an aggregate notional value of $134.6 million and an aggregate fair value of $(4.3) million were terminated and recorded as a loss in the first quarter of 2015, and CDO III was unwound and the related interest rate swap with a notional value of $7.9 million and a fair value of $(0.3) million was terminated and recorded as a loss in the third quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.  Also during the nine months ended September 30, 2015, we entered into two qualifying LIBOR cap hedges due to CLO agreements requiring a LIBOR cap of 2% and 3%, respectively, with a combined notional value of $84.1 million.  During the nine months ended September 30, 2014, two interest swaps matured with a combined notional value of approximately $32.0 million and the notional value on an interest rate swap decreased by approximately $15.0 million pursuant to the contractual terms of the respective swap agreement.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

As of September 30, 2015, we expect to reclassify approximately $(5.3) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of September 30, 2015 and December 31, 2014, we had a net deferred loss of $0.7 million and $1.1 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements.  We recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended September 30, 2015 and 2014, and less than $0.1 million and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended September 30, 2015 and 2014, respectively.  We recorded $0.5 million as additional interest expense related to the amortization of the loss for both the nine months ended September 30, 2015 and 2014, and $0.1 million and $0.2 million as a reduction to interest expense related to the accretion of the net gains for the nine months ended September 30, 2015 and 2014, respectively.  We expect to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

During the nine months ended September 30, 2014, we sold eight remaining RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $65.7 million for approximately $65.8 million and recorded a net gain of $0.1 million related to the settlement of these linked transactions.  The eight RMBS investments were financed with repurchase agreements totaling $55.4 million which were repaid with the proceeds.  For the nine months ended September 30, 2014, $0.3 million of net interest income and a less than $0.1 million decrease in fair value was recorded to other income in the consolidated statements of income.

The following table presents the effect of our derivative financial instruments on the Statements of Income (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Nine Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Nine Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Termination of Swaps (Ineffective Portion) For the Nine Months Ended		Amount of Loss Recognized in Loss on Termination of Swaps (Ineffective Portion) For the Nine Months Ended		Amount of Loss Recognized in Other Income For the Nine Months Ended
Designation\ Cash Flow	Derivative	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$(3)	$—	$—	$—
Qualifying	Interest Rate Swaps/Cap	$1,256	$813	$(4,709)	$(9,615)	$(4,626)	$—	$—	$—	$—	$—
Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(45)

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of September 30, 2015 and December 31, 2014 of $(6.9) million and $(15.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(6.2) million and $(13.9) million, respectively, deferred losses on terminated interest rate swaps of $(0.8) million and $(1.2) million, respectively, partially offset by deferred net gains on termination of interest rate swaps of approximately $0.1 million for both periods.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.  As of September 30, 2015 and December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(6.2) million and $(9.2) million, respectively.  As of September 30, 2015 and December 31, 2014, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $6.5 million and $9.6 million, respectively, which is recorded in other assets in our consolidated balance sheets.

Note 9 — Variable Interest Entities

We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, senior unsecured notes, junior subordinated notes and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CLOs and investments in mortgage related securities are potential VIEs.

Our involvement with VIEs primarily affects our financial performance and cash flows through amounts recorded in interest income, interest expense, provision for loan losses and through activity associated with our derivative instruments.

Consolidated VIEs

We consolidate our CLO and CDO subsidiaries, which qualify as VIEs, of which we are the primary beneficiary.  These CLOs and CDOs invest in real estate and real estate-related securities and are financed by the issuance of CLO and CDO debt securities.  We, or one of our affiliates, is named collateral manager, servicer, and special servicer for all CLO and CDO collateral assets which we believe gives us the power to direct the most significant economic activities of the entity.  We also have exposure to CLO and CDO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CLO and CDO bond investors.  As a result of consolidation, equity interests in these CLOs and CDOs have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CLOs and CDOs to third parties.  Our operating results and cash flows include the gross amounts related to CLO and CDO assets and liabilities as opposed to our net economic interests in the CLO and CDO entities.

Assets held by the CLOs and CDOs are restricted and can be used only to settle obligations of the CLOs and CDOs.  The liabilities of the CLOs and CDOs are non-recourse to us and can only be satisfied from each CLOs and CDOs respective asset pool.  Assets and liabilities related to the CLOs and CDOs are disclosed parenthetically, in the aggregate, in our consolidated balance sheets.  See Note 7 — “Debt Obligations” for further details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs and CDOs.

Unconsolidated VIEs

We determined that we are not the primary beneficiary of 22 VIEs in which we have a variable interest as of September 30, 2015 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $369.0 million and exposure to real estate debt of approximately $1.7 billion at September 30, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of September 30, 2015:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$368,375,218	$368,375,218
Junior subordinated notes (3)	578,000	578,000
Equity investment	100	100
Total	$368,953,318	$368,953,318

(1) Represents the carrying amount of loans and investments before reserves.  At September 30, 2015, $150.6 million of loans to VIEs had corresponding loan loss reserves of approximately $78.9 million.  See Note 3 — “Loans and Investments” for further details.

(2) Our maximum exposure to loss as of September 30, 2015 would not exceed the carrying amount of its investment.

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

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the carrying values and the estimated fair values of our financial instruments:

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and investments, net	$1,506,324,128	$1,534,229,887	$1,459,475,650	$1,478,778,674
Available-for-sale securities	646,682	646,682	2,499,709	2,499,709
Derivative financial instruments	5,491	5,491	1,995	1,995

Financial liabilities:
Credit and repurchase facilities	$122,463,494	$122,254,295	$180,386,200	$179,964,341
Collateralized loan obligations	767,877,232	767,902,500	458,250,000	459,673,750
Collateralized debt obligations	—	—	331,395,126	240,541,397
Senior unsecured notes	97,860,025	93,162,744	97,860,025	95,902,825
Junior subordinated notes	160,250,265	103,708,498	159,833,260	102,600,561
Notes payable	1,000,000	988,919	1,300,000	1,292,461
Mortgage note payable - real estate owned and held-for-sale	27,155,000	27,118,902	30,984,357	29,962,066
Derivative financial instruments	6,212,971	6,212,971	13,908,163	13,908,163

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

September 30, 2015

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

September 30, 2015

Credit facilities, repurchase agreements, notes payable and mortgage notes payable:  Fair values are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financing with similar characteristics and credit quality.

Collateralized loan obligations and collateralized debt obligations:  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

Senior unsecured notes:  Fair values are estimated at Level 1 based on current market quotes received from active markets.

Junior subordinated notes:  Fair values are estimated at Level 3 based on broker quotations, representing the discounted expected future cash flows at a yield that reflects current market interest rates and credit spreads.

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following input levels as of September 30, 2015:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$646,682	$646,682	$646,682	$—	$—
Derivative financial instruments	5,491	5,491	—	5,491	—
Financial liabilities:
Derivative financial instruments	$6,212,971	$6,212,971	$—	$6,212,971	$—

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale
Securities

Balance as of December 31, 2014	$2,000,000
Adjustment to fair value:
Change in fair value	100,000
Payoff of CMBS investment	(2,100,000)
Balance as of September 30, 2015	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair value of these financial assets was determined using the following input levels as of September 30, 2015:

	Net		Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$102,512,089	$102,512,089	$—	$—	$102,512,089

(1) We had an allowance for loan losses of $83.4 million relating to eight loans with an aggregate carrying value, before loan loss reserves, of approximately $185.9 million at September 30, 2015.

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

Quantitative information about Level 3 fair value measurements on a recurring and non-recurring basis:

	September 30, 2015
		Valuation	Significant Unobservable	Range
	Fair Value	Technique(s)	Inputs	(Weighted Average)
Financial assets:
Impaired loans (1):
Multi-family	$2,345,111	Direct capitalization analysis	Capitalization rate	6.50% to 9.75% (8.84%)
			Revenue growth rate	3.50%

Office	828,500	Discounted cash flows	Discount rate	10.00% to 10.25% (10.22%)
			Capitalization rate	8.25% to 9.00% (8.92%)
			Revenue growth rate	2.50%

Land	68,549,201	Discounted cash flows	Discount rate	15.00%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%

Hotel	30,789,277	Discounted cash flows	Discount rate	8.25%
			Capitalization rate	8.00%
			Revenue growth rate	2.50%

(1)         Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of September 30, 2015:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,506,324,128	$1,534,229,887	$—	$—	$1,534,229,887
Financial liabilities:
Credit facilities and repurchase agreements	$122,463,494	$122,254,295	$—	$—	$122,254,295
Collateralized loan obligations	767,877,232	767,902,500	—	—	767,902,500
Senior unsecured notes	97,860,025	93,162,744	93,162,744	—	—
Junior subordinated notes	160,250,265	103,708,498	—	—	103,708,498
Notes payable	1,000,000	988,919	—	—	988,919
Mortgage note payable — real estate owned	27,155,000	27,118,902	—	—	27,118,902

Note 11 — Commitments and Contingencies

Contractual Commitments

Our debt obligations have approximate maturities of $146.1 million in 2016, $314.0 million in 2017, $290.9 million in 2018, $124.7 million in 2019 and $316.6 million thereafter.

In accordance with certain loans and investments, we have outstanding unfunded commitments of $13.9 million as of September 30, 2015 that we are obligated to fund as the borrowers meet certain requirements.  Of this total, we have $3.7 million in restricted cash which was available to fund all of the unfunded commitments for loans financed by our CDO and CLO vehicles.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

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

September 30, 2015

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

Common Stock

In February 2014, we entered into an “At-The-Market” (“ATM”) equity offering sales agreement with JMP Securities LLC (“JMP”) whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock.  Sales of the shares are made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices.  During the first quarter of 2014, we sold 1,000,000 shares for net proceeds of $6.5 million. As of September 30, 2015, 6,500,000 shares are available for sale under this offering.

We used the net proceeds from our preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

As of November 6, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

Distributions

The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2015:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125
April 29, 2015	$0.15	April 29, 2015	$0.515625	$0.484375	$0.53125
July 29, 2015	$0.15	July 29, 2015	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 2, 2015 for the preferred stock was for the period December 1, 2014 through February 28, 2015.  The dividend declared on April 29, 2015 for the preferred stock was for the period March 1, 2015 through May 31, 2015. The dividend declared on July 29, 2015 for the preferred stock was for the period June 1, 2015 through August 31, 2015.

Common Stock — On November 4, 2015, the Board of Directors declared a cash dividend of $0.15 per share of common stock.  The dividend is payable on November 30, 2015 to common stockholders of record as of the close of business on November 18, 2015.

Preferred Stock — On November 2, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2015 through November 30, 2015 and are payable on November 30, 2015 to preferred stockholders of record on November 15, 2015.

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

During the first quarter of 2015, we issued 74,294 shares of restricted common stock to Mr. Kaufman under his 2015 annual incentive agreement with a grant date fair value of $0.5 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vest as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant.  Mr. Kaufman was also granted up to 445,765 performance-based restricted stock units that vest at the end of a four-year performance period based on the our achievement of certain total shareholder return objectives. The restricted stock units had a grant date fair value of $1.2 million and we recorded $0.1 million and $0.2 million to employee compensation and benefits in our consolidated statements of income for the three and nine months ended September 30, 2015, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

As of September 30, 2015, unvested restricted stock consisted of 213,157 shares granted to our employees with a grant date fair value of $1.5 million and 154,169 shares granted to employees of our Manager with a grant date fair value of $1.1 million, which is subject to remeasurement each reporting period.  Expense is recognized ratably over the vesting period in our consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively.  During the three months ended September 30, 2015 and 2014, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.2 million and $0.1 million, respectively, and for non-employees to selling and administrative expense for $0.1 million for both periods.  During the nine months ended September 30, 2015 and 2014, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.7 million and $0.3 million, respectively, and for non-employees to selling and administrative expense for $0.5 million and $0.3 million, respectively. During the second quarter of 2015, a total of 916 shares of unvested restricted stock with a grant date value of less than $0.1 million were forfeited.

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

Accumulated Other Comprehensive Loss

At September 30, 2015, accumulated other comprehensive loss was $6.3 million and consisted of $6.2 million of net unrealized losses on derivatives designated as cash flow hedges, and $0.7 million of net deferred losses on terminated interest swaps, less a $0.6 million unrealized gain related to available-for-sale securities.  At December 31, 2014, accumulated other comprehensive loss was $14.7 million and consisted of $13.9 million of net unrealized losses on derivatives designated as cash flow hedges, and $1.1 million of net deferred losses on terminated interest swaps, less a $0.3 million unrealized gain related to available-for-sale securities.

Reclassifications out of accumulated other comprehensive loss is as follows:

	Nine Months Ended September 30,
	2015	2014	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps	$(4,709,173)	$(9,614,701)	Interest expense (1)
Termination of Interest Rate Swaps	$(4,626,192)	$—	Loss on termination of swaps (1)
Net realized gain on sale of available-for-sale investments:
RMBS investment	$—	$431,476	Other income (2)

(1)         See Note 8 — “Derivative Financial Instruments” for additional details.

(2)         See Note 4 — “Securities” for additional details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$15,343,759	$15,343,759	$63,402,121	$63,402,121

Weighted average number of common shares outstanding	50,962,516	50,962,516	50,477,308	50,477,308
Dilutive effect of restricted stock units (2)	—	—	—	—
Dilutive effect of warrants (3)	—	—	—	—
Weighted average number of common shares outstanding	50,962,516	50,962,516	50,477,308	50,477,308

Net income per common share (1)	$0.30	$0.30	$1.26	$1.26

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$40,852,868	$40,852,868	$80,742,939	$80,742,939

Weighted average number of common shares outstanding	50,822,444	50,822,444	50,031,205	50,031,205
Dilutive effect of restricted stock units (2)	—	94,998	—	—
Dilutive effect of warrants (3)	—	—	—	300,418
Weighted average number of common shares outstanding	50,822,444	50,917,442	50,031,205	50,331,623

Net income per common share (1)	$0.80	$0.80	$1.61	$1.60

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

September 30, 2015

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

The following table sets forth our base management fees and incentive fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management Fees:	2015	2014	2015	2014

Base	$2,725,000	$2,450,000	$8,075,000	$7,400,000
Incentive	—	—	—	—
Total management fee	$2,725,000	$2,450,000	$8,075,000	$7,400,000

For the three and nine months ended September 30, 2015 and 2014, no success-based payments were incurred.

In 2007, ACM received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which was one of our equity affiliates.  The $77.1 million gain was deferred as a result of guarantying a portion of the property’s indebtedness.  In the third quarter of 2014, the existing debt on the property was refinanced and our portion of the guarantee was terminated, resulting in the recognition of the deferred gain and $19.0 million prepaid incentive management fee.

Other Related Party Transactions

Due from related party was $0.7 million and less than $0.1 million at September 30, 2015 and December 31, 2014, respectively, and consisted primarily of paydowns to be remitted and escrows held by our Manager and its affiliates related to real estate transactions.

Due to related party was $2.7 million at September 30, 2015 and consisted primarily of base management fees due to our Manager, of which $0.7 million will be remitted by us in the following quarter.  At December 31, 2014, due to related party was $2.7 million and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

In April 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage funded by our Manager.  The loan bears interest at a fixed rate of 12.5% and has a maturity date of April 2025.  Interest income recorded from this loan totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of April 2018.  Interest income recorded from this loan totaled $0.1 million for both the three and nine months ended September 30, 2015.

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date of February 2018.  In order to accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours.  Interest income recorded from this loan was approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2015, respectively.

In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  During the nine months ended September 30, 2015, we invested $7.4 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  We recorded income of $1.4 million and $5.9 million from these investments during the three and nine months ended September 30, 2015, respectively.  See Note 5 — “Investment in Equity Affiliates” for further details.

During the third quarter of 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, who together own an interest of approximately 95%.  In August 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended to December 2015.  Interest income recorded from these loans totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2014.

In July 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% and a maturity date of January 2016.  Interest income recorded from this loan totaled $0.7 million and $2.1 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million for both the three and nine months ended September 30, 2014.

In March 2014, we originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to our Manager.  The loan has an interest rate of 6.38% and a maturity date of March 2016.  In May 2014, the junior loan participations to our Manager were paid off.  The participations had a weighted average interest rate of 7.20%.  Interest income recorded from this loan totaled $1.9 million and $5.5 million for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $2.6 million for the three and nine months ended September 30, 2014, respectively.

We had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from our Manager.  In the first quarter of 2014, our Manager purchased the property from the prior borrower subject to our loans.  In connection with this purchase, our Manager paid down the loans by $2.3 million and we restructured our remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%.  The maturity date on both of these loans was extended to December 2015 which we considered to be a troubled debt restructuring.  Interest income recorded from these loans totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of our Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business.  In late June of 2014, preliminary discussions regarding a possible transaction resumed and continue, but we cannot provide any assurance whether any transaction between us and our Manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing. In connection with evaluating this potential transaction, we incurred advisory fees totaling $1.1 million and $1.4 million during the three and nine months ended September 30, 2015, respectively.  No such expenses were incurred during the three and nine months ended September 30, 2014.

In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets.  We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber, our executive vice president of structured finance, held a $0.5 million interest, which was paid off in full in 2013.  The original preferred equity investment now bears a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment).  The original preferred equity investment was paid down during 2014 and 2015 and the remaining balance was paid off in July 2015.  The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020.  We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity.  During the fourth quarter of 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero.  In the third quarter of 2015, we received a distribution from this equity investment and recognized income of $3.9 million, net of expenses. The $3.9 million of income is comprised of income from equity affiliates of $4.9 million, partially offset by $1.0 million of expenses related to this distribution that were recorded in employee compensation and benefits. In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is an affiliate of Mr. Ivan Kaufman, our chairman and chief executive officer, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  In the first quarter of 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest.  Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At September 30, 2015, this debt had an aggregate outstanding balance of $846.1 million and is scheduled to mature between 2017 and 2025.

Interest income recorded from loans originated in 2013 or prior years with our affiliates totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively and $0.4 million and $2.1 million for the three and nine months ended September 30, 2014, respectively.

In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor.  The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Ivan Kaufman, certain other related parties and certain unaffiliated persons.  The loans have an interest rate of LIBOR plus 5.00% and a maturity date of October 2017.

In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of November 2018 with two one-year extension options.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to its operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our Manager.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager.  Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager.  Our Manager currently holds approximately 5.3 million of our common shares, representing approximately 10% of the voting power of our outstanding stock as of September 30, 2015.  Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

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

Recent Developments

Loan and Investment Activity — Loan originations totaled $189.8 million in the third quarter compared to partial and full loan payoffs which totaled $146.3 million.  We charged off a fully reserved $32.0 million loan and transferred an $8.4 million loan with a $2.5 million reserve to real estate owned.  We also recognized a net provision for loan losses of $0.3 million.  See Changes in Financial Condition below for details of our loan activity.

Financing Activities — The following events occurred during the third quarter of 2015 and are described in more detail in Note 7 — “Debt Obligations” of this report:

•                  We closed our fifth collateralized securitization vehicle (CLO V) totaling $350.0 million of real estate related assets and cash.  An aggregate of $267.8 million of investment-grade notes were issued and we retained an $82.3 million equity interest in the portfolio.

•                  We completed the unwind of CDO III, our remaining legacy collateralized debt obligation.  CDO III’s $71.1 million of outstanding notes were redeemed and repaid primarily from proceeds received from the refinancing of CDO III’s remaining assets within one of our existing financing facilities, as well as cash held by CDO III.  As a result of this transaction, we recognized an $8.2 million gain on the acceleration of deferred income and incurred $0.5 million of other costs related to this vehicle.

•                  We repaid a $15.0 million term facility that bore interest at a fixed rate of 7.5% and entered into a new $16.5 million term facility to finance one asset with an interest rate of 275 basis points over LIBOR that matures in December 2016.  We also amended our $150.0 million warehouse facility to temporarily increase its committed amount to $175.0 million until December 31, 2015.

Equity Investment Activity —We received a distribution from our Lexford equity investment and recognized income of $3.9 million, net of expenses. The $3.9 million of income is comprised of income from equity affiliates of $4.9 million, partially offset by $1.0 million of expenses related to this distribution that were recorded in employee compensation and benefits. In addition, we recognized income of $1.4 million from our interest in a residential mortgage banking business. See Note 5 — “Investments in Equity Affiliates” of this report.

Real Estate Owned Assets —We acquired an office building by deed in lieu of foreclosure that was held as collateral for a first mortgage loan with a carrying value of $5.9 million, net of reserves.  We also reclassified a property in the Hotel Portfolio with a carrying value of $6.3 million as held-for-sale due to a proposed sale that closed in November 2015.

Subsequent Events —In the fourth quarter of 2015, two properties classified as held-for-sale in the Hotel Portfolio were sold and we expect to recognize a combined gain of approximately $3.6 million in the fourth quarter of 2015.

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

We rely on the capital markets to generate capital for financing the growth of our business.  During the nine months ended September 30, 2015, we closed two collateralized securitization offerings, whereby we issued $486.8 million of investment grade notes.  We also entered into four new financing facilities for total availability of $278.5 million, of which, one facility for $87.0 million was repaid upon the repayment of a defaulted first mortgage note in the second quarter of 2015.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

The recent economic environment has resulted in continued improvement in commercial real estate values which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio.  During the nine months ended September 30, 2015, we recorded $3.1 million of new provision for loan losses specifically related to four loans.  We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.

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

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  For the three and nine months ended September 30, 2015, interest income earned on these loans and investments represented 78% and 79%, respectively, of our total revenues.  For the three and nine months ended September 30, 2014, interest income earned on these loans and investments represented 77% and 74%, respectively, of our total revenues.

Property operating income is derived from our hotel and multifamily real estate owned assets.  For the three and nine months ended September 30, 2015, property operating income represented 22% and 21%, respectively, of our total revenues.  For the three and nine months ended September 30, 2014, property operating income represented 22% and 25%, respectively, of our total revenues.  The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at September 30, 2015 to December 31, 2014:

Cash and cash equivalents increased $65.2 million primarily due to proceeds from the unwinding of several of our CDO/CLO vehicles as well as loan payoffs and interest from our investments, net of funding new loan originations and investments and payment of distributions to our stockholders.

Restricted cash decreased $159.3 million primarily due to the unwinding of several of our CDO/CLO vehicles and is net of issuance proceeds available from our fourth and fifth CLOs.  Restricted cash is kept on deposit with the trustees for our CLOs and CDO, and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.60 billion and $1.59 billion at September 30, 2015 and December 31, 2014, respectively.  The increase in our portfolio balance was primarily due to loan originations exceeding loan payoffs and other reductions by $11.9 million, see below for details.

Our portfolio had a weighted average current interest pay rate of 5.67% and 5.44% at September 30, 2015 and December 31, 2014, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.31% and 6.16%, respectively.  Advances on our financing facilities totaled $1.17 billion and $1.23 billion at September 30, 2015 and December 31, 2014, respectively, with a weighted average funding cost of 3.53% and 3.65%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 3.94% and 4.07%, respectively.

Loan and investment activity during the three months ended September 30, 2015 was comprised of:

•                  Originated 15 loans totaling $189.8 million with a weighted average interest rate of 6.00%.

•                  Received full satisfaction of 19 loans totaling $134.3 million that had a weighted average interest rate of 5.87%, received partial paydowns on two loans totaling $12.1 million with a weighted average interest rate of 14.65% and charged-off a fully reserved loan for $32.0 million.

•                  Transferred an $8.4 million loan with a $2.5 million reserve to real estate owned, net.

•                  Modified a loan for $4.3 million resulting in an increase in the weighted average interest rate from 6.45% to 7.20%.

•                  Extended 15 loans totaling $81.3 million.

Loan and investment activity during the nine months ended September 30, 2015 was comprised of:

•                  Originated 52 loans totaling $632.3 million with a weighted average interest rate of 7.12%.

•                  Received full satisfaction of 46 loans totaling $472.0 million that had a weighted average interest rate of 6.72%, received partial paydowns on 13 loans totaling $108.0 million with a weighted average interest rate of 5.06%, charged-off a fully reserved loan for $32.0 million and transferred an $8.4 million loan with a $2.5 million reserve to real estate owned, net.

•                  Modified three loans totaling $34.3 million resulting in a decrease in the weighted average interest rate from 12.92% to 11.50%.

•                  Extended 29 loans totaling $191.0 million.

•                  Acquired a first mortgage note for $116.0 million with a default interest rate of 9.95% in March 2015 that was subsequently paid off in April 2015.

Our allowance for loan losses was $83.4 million at September 30, 2015, a decrease of $32.1 million from December 31, 2014 primarily due to the write-off of a fully reserved junior participation loan for $32.0 million.

Available-for-sale securities decreased $1.9 million primarily as a result of a CMBS investment with a carrying value of $2.0 million that paid off in full in the second quarter of 2015.

Investments in equity affiliates increased $23.0 million primarily as a result of $17.0 million in total investments we made in a residential mortgage banking business and $5.9 million of income from equity affiliates recognized on these investments during the nine months ended September 30, 2015.

Real estate owned decreased $14.2 million primarily from reclassifying two Hotel Portfolio properties with an aggregate carrying value of $17.5 million to held-for-sale in connection with proposed sales, partially offset by the acquisition of a $5.9 million office building by deed in lieu of foreclosure.  The $3.3 million increase in real estate held-for-sale is the result of reclassifying the two Hotel Portfolio properties as described above, partially offset by the sale of two held-for-sale properties.  We sold the properties for $18.8 million, recognizing a gain of $4.0 million and paid off the related mortgage note payable of $9.1 million.

Liabilities — Comparison of balances at September 30, 2015 to December 31, 2014:

Credit facilities and repurchase agreements decreased $57.9 million primarily due to paying down the facilities with a portion of the proceeds from the issuance of CLO IV and CLO V, partially offset by adding three new financing facilities with total capacity of $191.5 million, as well as increasing the capacity of two existing facilities by $40.0 million.

Collateralized loan obligations increased $309.6 million due to the completion of our fourth collateralized securitization in the first quarter of 2015 where we issued $219.0 million of CLO notes, and the completion of our fifth collateralized securitization in the third quarter of 2015 where we issued $267.8 million of CLO notes, partially offset by the unwind of CLO II totaling $177.0 million in the first quarter of 2015.

Collateralized debt obligations decreased $331.4 million due to the unwind of CDO I and CDO II in the first quarter of 2015 and CDO III in the third quarter of 2015.

Equity

Equity activity in the nine months ended September 30, 2015 consisted of the issuance of 402,694 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, and 83,430 shares to the independent members of the Board of Directors.  We also issued up to 445,765 performance-based restricted common stock units to our chief executive officer that vest at the end of a four-year performance period subject to meeting certain total stockholder return objectives.  See Note 12 — “Equity” of this report.

As of November 6, 2015, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2015:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125
April 29, 2015	$0.15	April 29, 2015	$0.515625	$0.484375	$0.53125
July 29, 2015	$0.15	July 29, 2015	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 2, 2015 for the preferred stock was for the period December 1, 2014 through February 28, 2015.  The dividend declared on April 29, 2015 for the preferred stock was for the period March 1, 2015 through May 31, 2015. The dividend declared on July 29, 2015 for the preferred stock was for the period June 1, 2015 through August 31, 2015.

Common Stock  — On November 4, 2015, the Board of Directors declared a cash dividend of $0.15 per share of common stock.  The dividend is payable on November 30, 2015 to common stockholders of record as of the close of business on November 18, 2015.

Preferred Stock  — On November 2, 2015, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from September 1, 2015 through November 30, 2015 and are payable on November 30, 2015 to preferred stockholders of record on November 15, 2015.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following table sets forth our results of operations:

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)

Interest income	$26,025,709	$29,657,960	$(3,632,251)	(12)%
Interest expense	11,885,363	12,334,034	(448,671)	(4)%
Net interest income	14,140,346	17,323,926	(3,183,580)	(18)%

Other revenue:
Property operating income	7,202,851	8,443,877	(1,241,026)	(15)%
Other income, net	51,633	518,318	(466,685)	(90)%
Total other revenue	7,254,484	8,962,195	(1,707,711)	(19)%

Other expenses:
Employee compensation and benefits	4,877,059	3,639,722	1,237,337	34%
Selling and administrative	3,179,534	2,330,033	849,501	36%
Property operating expenses	6,028,585	7,266,859	(1,238,274)	(17)%
Depreciation and amortization	1,250,761	1,806,683	(555,922)	(31)%
Provision for loan losses (net of recoveries)	277,464	1,326,538	(1,049,074)	(79)%
Management fee – related party	2,725,000	2,450,000	275,000	11%
Total other expenses	18,338,403	18,819,835	(481,432)	(3)%

Income before gain on acceleration of deferred income, loss on termination of swaps, loss on sale of real estate, gain on sale of equity interest, incentive management fee, and income (loss) from equity affiliates	3,056,427	7,466,286	(4,409,859)	(59)%
Gain on acceleration of deferred income	8,162,720	—	8,162,720	nm
Loss on termination of swaps	(340,197)	—	(340,197)	nm
Loss on sale of real estate	—	(199,749)	199,749	(100)%
Gain on sale of equity interest	—	77,123,133	(77,123,133)	(100)%
Incentive management fee – equity interest – related party	—	(19,047,949)	19,047,949	(100)%
Income (loss) from equity affiliates	6,353,239	(51,170)	6,404,409	nm
Net income	17,232,189	65,290,551	(48,058,362)	(74)%
Preferred stock dividends	1,888,430	1,888,430	—	—

Net income attributable to common stockholders	$15,343,759	$63,402,121	$(48,058,362)	(76)%

nm – not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,321,786	$22,029	6.61%	$1,235,058	$19,978	6.42%
Mezzanine / junior participation loans	128,962	2,411	7.42%	320,951	7,477	9.24%
Preferred equity investments	84,231	1,388	6.54%	118,928	2,095	6.99%
Securities	—	—	—	2,100	6	1.13%
Core interest-earning assets	1,534,979	25,828	6.68%	1,677,037	29,556	6.99%
Cash equivalents	209,387	198	0.38%	181,282	102	0.22%
Total interest-earning assets	$1,744,366	26,026	5.92%	$1,858,319	29,658	6.33%
Interest-bearing liabilities:
Warehouse lines	$218,295	1,649	3.00%	$52,317	700	5.31%
CLO	627,624	4,966	3.14%	545,750	4,432	3.22%
CDO	20,093	178	3.51%	368,011	983	1.06%
Trust preferred	175,858	1,428	3.22%	175,858	1,411	3.18%
Unsecured debt	99,001	2,158	8.65%	88,571	1,734	7.77%
Other non-recourse	2,187	38	6.89%	2,019	14	2.75%
Interest rate swaps	—	1,468	—	—	3,060	—

Total interest-bearing liabilities	$1,143,058	11,885	4.13%	$1,232,526	12,334	3.97%
Net interest income		$14,141			$17,324

(1)          Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)          Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income decreased $3.6 million, or 12%, for the three months ended September 30, 2015 as compared to the same period in 2014.  This decrease was primarily due to an 8% decrease in our average core interest-earning assets from $1.68 billion for the three months ended September 30, 2014 to $1.53 billion for the same period in 2015, primarily due to loan payoffs exceeding loan originations over the past year.  The decrease was also due to a 4% decrease in the average yield on core interest-earning assets from 6.99% for the three months ended September 30, 2014 to 6.68% for the same period in 2015, primarily due to a $2.1 million reduction in interest income and fee income from accelerated runoff for the three months ended September 30, 2015 as compared to the same period in 2014.

Interest expense decreased $0.4 million, or 4%, for the three months ended September 30, 2015 as compared to the same period in 2014.  This decrease was primarily due to a 7% decrease in the average balance of our interest-bearing liabilities from $1.23 billion for the three months ended September 30, 2014 to $1.14 billion for the same period in 2015.  The decrease in the average balance was primarily due to the negative portfolio growth over the past year, along with the unwind of CDO III in the third quarter of 2015, partially offset by higher average balances in our warehouse lines prior to the issuance of CLO V in August 2015.  The decrease in average balance was partially offset by a 4% increase in the average cost of our interest-bearing liabilities from 3.97% for the three months ended September 30, 2014 to 4.13% for the same period in 2015, primarily due to the issuance of $39.2 million of senior unsecured notes in August 2014, which carry a higher cost of debt, as well as fees totaling $0.2 million resulting from the unwind of CDO III.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios as well as an office building.  Property operating results decreased less than $0.1 million for the three months ended September 30, 2015 as compared to the same period in 2014.  Lower operating results from the sale of several real estate owned properties were substantially offset by improved operating results at existing properties and the addition of an office building in August 2015.

Other Expenses

Employee compensation and benefits expense increased $1.2 million, or 34%, for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to $1.0 million of expenses recorded in the third quarter of 2015 related to the distribution we received from an equity investment as well as $0.2 million in increased stock compensation expense from restricted stock grants in 2015.

Selling and administrative expense increased $0.8 million, or 36%, for the three months ended September 30, 2015 as compared to the same period in 2014.  These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director’s fees, licensing fees and stock-based compensation relating to our directors and certain employees of our Manager.  This increase was primarily due to an increase in professional fees.

Depreciation and amortization decreased $0.6 million, or 31%, for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to the sale of several properties within our Multifamily and Hotel Portfolios during 2014 and 2015.

Provision for loan losses (net of recoveries) totaled $0.3 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively.  During the third quarter of 2015, we recognized a $1.0 million provision for loan losses related to two loans and recorded net recoveries of previously recorded loan losses of $0.7 million. During the third quarter of 2014, we recognized a $2.9 million provision for loan losses related to two loans and recorded net recoveries of previously recorded loan losses of $1.5 million.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

In connection with the unwind of CDO III in the third quarter of 2015, we recorded an $8.2 million gain that was previously deferred due to the reissuance of CDO I, CDO II and CDO III bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt.  See Note 7 – “Debt Obligations” for more details about this gain.  We also terminated the interest rate swap associated with this CDO and recognized a loss of $0.3 million.  See Note 8 – “Derivative Financial Instruments” for more details about the swap termination.

Gain on Sale of Equity Interest / Incentive Management Fee

In the third quarter of 2014, we recognized a gain of $77.1 million as a result of our debt guarantee on the 450 West 33rd Street investment being terminated in connection with a refinancing of the existing debt on this property, net of a $19.0 million incentive management fee that was prepaid in relation to the transaction.  See Note 5 – “Investments in Equity Affiliates” for further details.  There was no such gain in the three months ended September 30, 2015.

Income from Equity Affiliates

Income from equity affiliates increased $6.4 million for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to $4.9 million of income from a distribution from our Lexford investment as well as from $1.4 million of income earned on our investment in a residential mortgage banking business, which we made in the first quarter of 2015.  See Note 5 – “Investments in Equity Affiliates” of this report for more details.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following table sets forth our results of operations:

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	Amount	Percent
	(Unaudited)

Interest income	$79,575,689	$80,062,244	$(486,555)	(1)%
Other interest income, net	7,884,344	—	7,884,344	nm
Interest expense	37,405,492	34,148,009	3,257,483	10%
Net interest income	50,054,541	45,914,235	4,140,306	9%

Other revenue:
Property operating income	22,855,028	26,703,348	(3,848,320)	(14)%
Other income, net	164,449	1,526,901	(1,362,452)	(89)%
Total other revenue	23,019,477	28,230,249	(5,210,772)	(18)%

Other expenses:
Employee compensation and benefits	14,133,403	10,578,219	3,555,184	34%
Selling and administrative	8,985,148	7,507,097	1,478,051	20%
Property operating expenses	18,381,317	21,687,062	(3,305,745)	(15)%
Depreciation and amortization	4,137,080	5,776,719	(1,639,639)	(28)%
Impairment loss on real estate owned	—	250,000	(250,000)	(100)%
Provision for loan losses (net of recoveries)	2,353,688	590,695	1,762,993	nm
Management fee – related party	8,075,000	7,400,000	675,000	9%
Total other expenses	56,065,636	53,789,792	2,275,844	4%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain (loss) on sale of real estate, gain on sale of equity interest, incentive management fee and income from equity affiliates	17,008,382	20,354,692	(3,346,310)	(16)%
Gain on acceleration of deferred income	19,171,882	—	19,171,882	nm
Loss on termination of swaps	(4,629,647)	—	(4,629,647)	nm
Gain (loss) on sale of real estate	3,984,364	(199,749)	4,184,113	nm
Gain on sale of equity interest	—	84,974,399	(84,974,399)	(100)%
Incentive management fee – equity interest – related party	—	(19,047,949)	19,047,949	(100)%
Income from equity affiliates	10,983,177	29,371	10,953,806	nm
Net income	46,518,158	86,110,764	(39,592,606)	(46)%
Preferred stock dividends	5,665,290	5,367,825	297,465	6%

Net income attributable to common stockholders	$40,852,868	$80,742,939	$(39,890,071)	(49)%

nm – not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,338,663	$65,783	6.57%	$1,189,310	$56,674	6.37%
Mezzanine / junior participation loans	154,482	8,155	7.06%	334,829	17,028	6.80%
Preferred equity investments	104,869	5,171	6.59%	115,898	6,051	6.98%
Securities	1,738	9	0.69%	4,494	64	1.90%
Core interest-earning assets	1,599,752	79,118	6.61%	1,644,531	79,817	6.49%
Cash equivalents	186,814	458	0.33%	177,183	245	0.18%
Total interest-earning assets	$1,786,566	79,576	5.96%	$1,821,714	80,062	5.88%
Interest-bearing liabilities:
Warehouse lines	$264,265	6,047	3.06%	$100,785	2,809	3.73%
CLO	544,284	14,405	3.54%	514,350	12,756	3.32%
CDO	74,824	1,104	1.97%	355,090	1,432	0.54%
Trust preferred	175,858	4,263	3.24%	175,858	4,196	3.19%
Unsecured debt	108,190	6,670	8.24%	49,738	3,110	8.36%
Other non-recourse	2,163	101	6.24%	4,974	211	5.67%
Interest rate swaps	—	4,815	—	—	9,612	—
Securities financing	—	—	—	1,585	22	1.86%

Total interest-bearing liabilities	$1,169,584	37,405	4.28%	$1,202,380	34,148	3.80%
Net interest income		$42,171			$45,914

(1)          Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)          Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income decreased $0.5 million, or 1%, for the nine months ended September 30, 2015 as compared to the same period in 2014.  This decrease was primarily due to a 3% decrease in our average core interest-earning assets from $1.64 billion for the nine months ended September 30, 2014 to $1.60 billion for the same period in 2015, primarily due to loan payoffs exceeding loan originations over the past year.  The decrease was partially offset by a 2% increase in the average yield on core interest-earning assets from 6.49% for the nine months ended September 30, 2014 to 6.61% for the same period in 2015, primarily as a result of $4.0 million of additional interest income mainly from accelerated runoff, as compared to $3.2 million of fee income from accelerated runoff in the same period in 2014.

Other interest income, net was $7.9 million for the nine months ended September 30, 2015.  During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par.  In the second quarter of 2015, the first mortgage paid off and as a result, we recognized net interest income of $7.9 million. There was no such income in the same period in 2014.

Interest expense increased $3.3 million, or 10%, for the nine months ended September 30, 2015 as compared to the same period in 2014.  The average cost of our interest-bearing liabilities increased 13% from 3.80% for the nine months ended September 30, 2014 to 4.28% for the same period in 2015, primarily due to the acceleration of $2.1 million of fees resulting from the unwind of several of our securitization vehicles, as well as from the issuance of $97.9 million of senior unsecured notes in 2014, which carry a higher cost of debt. The increase was partially offset by a 3% decrease in the average balance of our interest-bearing liabilities from $1.20 billion for the nine months ended September 30, 2014 to $1.17 billion for the same period in 2015.  The decrease in the average balance was primarily due to the corresponding decrease in our average core interest-earning assets and successful unwind our several of our securitization vehicles, partially offset by higher average balances in our warehouse lines prior to the issuance of CLO V in August 2015 and the full impact of our senior unsecured notes issued in 2014.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios as well as an office building.  Property operating results decreased $0.5 million, or 11%, for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to the sales of several properties during 2014 and 2015.

Other income, net decreased $1.4 million, or 89%, for the nine months ended September 30, 2015, as compared to the same period in 2014.  During the first quarter of 2014, we recognized a $0.7 million gain on the sale of RMBS investments held as available-for-sale and linked transactions.  Other income, net is also comprised of miscellaneous asset management and loan modification fees received for the respective periods.

Other Expenses

Employee compensation and benefits expense increased $3.6 million, or 34%, for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to expenses totaling $2.2 million related to the $116.0 million defaulted first mortgage that was repaid in the second quarter of 2015 and the Lexford distribution received in the third quarter of 2015 as well as a $0.8 million increase in stock-based compensation due to grants issued in 2014 and 2015.

Selling and administrative expense increased $1.5 million, or 20%, for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to an increase in professional fees of $1.0 million as well as an increase of stock-based compensation of $0.4 million.

Depreciation and amortization decreased $1.6 million, or 28%, for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to the sale of several properties within our Multifamily and Hotel Portfolios during 2014 and 2015.

Provision for loan losses (net of recoveries) totaled $2.4 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.  During the nine months ended September 30, 2015, we recognized a $3.1 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $0.7 million. During the nine months ended September 30, 2014, we recognized a $7.8 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $7.2 million.

Management fee – related party increased $0.7 million, or 9%, for the nine months ended September 30, 2015 as compared to the same period in 2014.  These amounts represent compensation in the form of base management fees, on a cost reimbursement basis.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

In connection with the unwind of CDO I and II in the first quarter of 2015 and CDO III in the third quarter of 2015, we recorded a $19.2 million gain that was previously deferred due to the reissuance of CDO I, CDO II and CDO III bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt.  See Note 7 – “Debt Obligations” for more details about this gain.  We also terminated the basis and interest rate swaps associated with these CDOs and recognized a loss of $4.6 million.  See Note 8 – “Derivative Financial Instruments” for more details about the swap termination.

Gain on Sale of Real Estate

During the nine months ended September 30, 2015, we sold a property in our Multifamily Portfolio for $12.4 million and recognized a gain of $3.0 million, and sold a property in our Hotel Portfolio for $6.4 million and recognized a gain of $1.0 million.  During the same period in 2014, we sold a property in the Multifamily Portfolio for $3.1 million and recognized a loss of $0.2 million.

Gain on Sale of Equity Interest / Incentive Management Fee

In the third quarter of 2014, we recognized a gain of $77.1 million as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property, net of a $19.0 million incentive management fee that was prepaid in relation to the transaction.  We also recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates.  See Note 5 — “Investments in Equity Affiliates” for further details.  There were no such gains in the nine months ended September 30, 2015.

Income from Equity Affiliates

Income from equity affiliates increased $11.0 million for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to $5.9 million of income earned on our investment in a residential mortgage banking business, which we made in the first quarter of 2015, as well as from $4.9 million of income from a distribution from our Lexford investment.  See Note 5 — “Investments in Equity Affiliates” of this report for more details.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund additional cash collateral from potential declines in the value of a portion of our interest rate swaps, fund operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common, convertible and/or preferred equity securities.  Our debt facilities include the issuance of floating rate notes resulting from our CLOs, the issuance of senior unsecured notes and junior subordinated notes and borrowings under warehousing facilities.  Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash generated from our real estate operations, cash from other investments reduced by expenses, repayments of outstanding loans and investments and funds from junior loan participation arrangements.

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

Cash Flows

We generated cash flows from operating activities of $35.6 million for the nine months ended September 30, 2015, an increase of $10.8 million from the same period in 2014 primarily due to $6.7 million of net interest income received from a $116.0 million defaulted first mortgage that was repaid in April 2015, as well as a $4.9 million distribution from an equity investment in the third quarter of 2015.

Cash flows used in investing activities totaled $31.3 million during the nine months ended September 30, 2015.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan originations totaling $734.7 million outpaced loan payoffs and paydowns of $698.1 million, resulting in net cash outflow of $36.6 million related to our loan and investment portfolio.  Our originations were comprised of net new loan fundings totaling $632.3 million, the majority of which were bridge loans, as well as the acquisition of a $116.0 million defaulted first mortgage.  Other significant investing activity included the sale of two real estate owned properties that generated net proceeds of $18.5 million and investing $17.0 million into a residential mortgage banking business.  We account for this investment under the equity method of accounting.

Cash flows provided by financing activities totaled $60.9 million during the nine months ended September 30, 2015.  Significant cash inflows included proceeds of $555.6 million from the utilization of our debt facilities to fund new loan originations and our CDO/CLO activity, including adding four new term facilities with total availability of $278.5 million and increasing the capacity for two facilities by $40.0 million.  We received proceeds of $219.0 million from the issuance of CLO IV and $267.6 million from the issuance of CLO V and benefited from a $159.2 million decline in restricted cash balances, primarily from CDO/CLO unwinds.  We also received proceeds of $27.2 million from the refinancing of a mortgage on our real estate owned assets.  Significant cash outflows included $612.5 million in payoffs and paydowns of our debt facilities, including the payoff of an $87.0 million facility entered into in March 2015 in connection with the acquisition of a $116.0 million first mortgage and the payoff of a $15.0 million line of credit.  The redemption of all three of our CDO vehicles resulted in outflows totaling $312.1 million while the redemption of CLO II resulted in outflows of $177.0 million.  We also made payments totaling $31.0 million on a mortgage note related to our real estate owned assets and paid distributions totaling $27.5 million to our common and preferred stockholders.

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities:

	September 30, 2015
		Debt Carrying		Maturity
Debt Facilities	Commitment	Value	Available	Dates

Credit facilities and repurchase agreements	$466,500,000	$122,463,494	$344,036,506	2016 – 2017
Collateralized loan obligations (1)	767,877,232	767,877,232	—	2017 – 2018
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes (2)	160,250,265	160,250,265	—	2034 – 2037
Notes payable	1,000,000	1,000,000	—	2016

	$1,493,487,522	$1,149,451,016	$344,036,506

(1) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of September 30, 2015.

(2) Represents a total face amount of $175.9 million less a total deferred amount of $15.6 million.

These debt facilities, including their restrictive covenants, are described in further detail in Note 7 — “Debt Obligations.”

Our CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of September 30, 2015 as well as on the most recent determination dates in October 2015.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

Contractual Commitments

For the nine months ended September 30, 2015, we had all of the material contractual obligations referred to in our 2014 Annual Report, excluding the debt that was repaid as described in Note 7 — “Debt Obligations.” In addition, we had the following material contractual obligations that were executed during the nine months ended September 30, 2015:

•                  Collateralized Loan Obligations — We closed our fourth and fifth CLOs totaling $300.0 million and $350.0 million, respectively, of real estate related assets and cash.  We issued $219.0 million and $267.8 million, respectively, of investment grade notes in these CLOs. The notes have an initial weighted average interest rate of one-month LIBOR plus 2.24% and 2.44%, respectively.  We also completed the unwind of our CLO II vehicle, redeeming $177.0 million of our outstanding notes.

•                  Collateralized Debt Obligations — We completed the unwind of all three of our CDO vehicles, redeeming $239.0 million of our outstanding notes.

•                  Credit Facilities and Repurchase Agreements — We entered into a $150.0 million warehouse repurchase facility, that was increased $25.0 million until December 2015, which matures in January 2017 and bears interest at LIBOR plus 2.125% on senior mortgage loans and LIBOR plus 3.50% on junior mortgage loans, an $87.0 million repurchase facility that bore interest at a LIBOR floor of .25% plus 2.50%, a $25.0 million warehouse facility which matures in February 2016 and bears interest at LIBOR plus 2.00%, and a $16.5 million term facility which matures in December 2016 and bears interest at LIBOR plus 2.75%.  The $87.0 million facility was repaid in April 2015 and a $15.0 million line of credit was repaid in July 2015.

All of the material contractual obligations identified above are described in more detail in Note 7 — “Debt Obligations.” Refer to Note 11 — “Commitments and Contingencies” for a description of our debt maturities by year and our unfunded commitments as of September 30, 2015.

Agreements and Transactions with Related Parties

We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.  We incurred $2.7 million and $8.1 million of base management fee for services rendered in the three and nine months ended September 30, 2015, respectively, and $2.5 million and $7.4 million of base management fee for services rendered in the three and nine months ended September 30, 2014, respectively.

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

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of our Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business.  In late June of 2014, preliminary discussions regarding a possible transaction resumed and continue, but we cannot provide any assurance whether any transaction between us and our Manager will occur, or if a transaction did occur, any information on the timing, terms or form of any such transaction, including the amount or type of consideration (including the issuance of common stock) or related financing. In connection with evaluating this potential transaction, we incurred advisory fees totaling $1.1 million and $1.4 million during the three and nine months ended September 30, 2015, respectively.  No such expenses were incurred during the three and nine months ended September 30, 2014.

Critical Accounting Policies

Please refer to the section of our 2014 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the nine months ended September 30, 2015, there were no material changes to these policies.

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

FFO and AFFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$15,343,759	$63,402,121	$40,852,868	$80,742,939
Subtract:
Loss (gain) on sale of real estate	—	199,749	(3,984,364)	199,749
Add:
Impairment loss on real estate owned	—	—	—	250,000
Depreciation — real estate owned and held-for-sale	1,250,761	1,806,683	4,137,080	5,776,719
Depreciation — investments in equity affiliates	46,310	64,742	138,930	203,482
FFO attributable to common stockholders	$16,640,830	$65,473,295	$41,144,514	$87,172,889
Subtract:
Impairment loss on real estate owned	—	—	—	(250,000)
Add:
(Loss) gain on sale of real estate	—	(199,749)	3,984,364	(199,749)
Stock-based compensation	463,313	292,797	2,890,582	1,688,631
AFFO attributable to common stockholders	$17,104,143	$65,566,343	$48,019,460	$88,411,771

Diluted FFO per common share	$0.33	$1.30	$0.81	$1.73
Diluted AFFO per common share	$0.34	$1.30	$0.94	$1.76
Diluted weighted average shares outstanding	50,962,516	50,477,308	50,917,442	50,331,623

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

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of September 30, 2015, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)
Interest income from loans and investments	$1,599,019,270	$2,405,118	$(367,998)	$5,295,882	$(367,998)
Interest expense from debt obligations	(1,165,181,520)	2,398,713	(1,851,807)	4,797,426	(1,851,807)
Total net interest income		$6,405	$1,483,809	$498,456	$1,483,809

Fair value of derivative financial instruments, net	$(6,207,480)	$349,562	$(340,590)	$710,332	$(624,492)

(1)         Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps and LIBOR caps.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.19% as of September 30, 2015.

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

Item 4.         CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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
10.1

Indenture, dated August 18, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association.

10.2	Loan Obligation Purchase Agreement, dated August 18, 2015, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD.
10.3

Placement Agreement, dated August 7, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC and J.P. Morgan Securities LLC.

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ Ivan Kaufman

Name:	Ivan Kaufman
Title:	Chief Executive Officer

By:	/s/ Paul Elenio

Name:	Paul Elenio
Title:	Chief Financial Officer

Date: November 6, 2015