Form 10-K
period 2015-12-31
ARBOR REALTY TRUST INC
filed 2016-02-26
CIK 1253986

Use these links to rapidly review the document
INDEX
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, all of which is voting, held by non-affiliates of the registrant as of June 30, 2015 (computed based on the closing price on such date as reported on the NYSE) was $289.2 million. As of February 26, 2016, the registrant had 50,962,516 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward Looking Statements

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as "anticipates," "expects," "believes," "intends," "should," "will," "may" and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission ("SEC"). Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement. For a discussion of our critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries—Significant Accounting Estimates and Critical Accounting Policies" under Item 7 of this report.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I

Item 1.    Business

        In this Annual Report on Form 10-K we refer to Arbor Realty Trust, Inc. and subsidiaries as "we," "us," "our," or "the Company" unless we specifically state otherwise or the context indicates otherwise.

Overview

        Arbor Realty Trust, Inc., a Maryland corporation formed in 2003, is a specialized real estate finance company that invests in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets. We invest primarily in real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. Our principal business objective is to maximize the difference between the yield on our investments and the cost of financing these investments to generate cash available for distribution, facilitate capital appreciation and maximize total return to our stockholders.

        We conduct substantially all of our operations and investing activities through our operating partnership, Arbor Realty Limited Partnership, and its subsidiaries. We serve as the general partner of our operating partnership, and own a 100% partnership interest in our operating partnership as of December 31, 2015.

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

        We are externally managed and advised by Arbor Commercial Mortgage, LLC ("ACM" or our "Manager"), a national commercial real estate finance company that specializes in debt and equity financing for multifamily and commercial real estate, pursuant to the terms of a management agreement described below. Our Manager provides us with all of the services vital to our operations other than asset management, securitization and certain credit functions, and certain of our executive officers and other staff are employed by our Manager pursuant to the management agreement. The management agreement requires our Manager to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our Board of Directors.

        We believe our Manager's experience and reputation positions it to originate attractive investment opportunities for us. Our management agreement with our Manager was developed to capitalize on synergies with our Manager's origination infrastructure, existing business relationships and management expertise. Our Manager has granted us a right of first refusal to pursue all structured finance investment opportunities in the multifamily or commercial real estate markets that are identified by our Manager or its affiliates. Our Manager continues to originate and service multifamily and commercial mortgage loans under Fannie Mae, Freddie Mac, Federal Housing Administration and conduit commercial lending programs. We believe that the customer relationships established from these lines of business may generate additional real estate investment opportunities for our business.

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

        The bridge loans we currently make typically range in size from $5 million to $30 million, have terms of up to five years, and are predominantly secured by first mortgage liens on the property. At December 31, 2015 our target interest rate range is generally 5% to 6% over 30-day LIBOR.

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

        The mezzanine loans we currently make typically range in size from $1 million to $10 million and have terms of up to ten years. At December 31, 2015 our target interest rate is generally 12% to 14%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests. We hold a majority of our mezzanine loans through subsidiaries of our operating partnership that are pass-through entities for tax purposes.

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

        The junior participation loans we currently make typically range in size from $1 million to $10 million and have terms of up to ten years. At December 31, 2015 our target interest rate is generally 12% to 14%. As in the case with our bridge loans, the yield on these investments may be enhanced by prepaid and deferred interest payments, yield look-backs and participating interests.

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

        The preferred equity investments we currently make typically range in size from $1 million to $10 million and have terms up to ten years. At December 31, 2015 our target return is generally 12% to 14%.

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

        Note Acquisitions.    We have, and may in the future, acquire real estate notes from lenders in situations where the borrower wishes to restructure and reposition its short-term debt and the lender wishes, for a variety of reasons (such as risk mitigation, portfolio diversification or other strategic reasons), to divest certain assets from its portfolio. These notes may be acquired at a discount. In such cases, we intend to use our management resources to resolve any disputes concerning the note or the property securing it and to identify and resolve any existing operational or any other problems at the property. We will then either restructure the debt obligation for immediate resale or sale at a later date, or reposition it for permanent financing. In some instances, we may take title to the property underlying the real estate note.

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

        At December 31, 2015, we had 128 loans and investments in our portfolio, totaling $1.55 billion. We have an allowance for loan losses of $86.8 million at December 31, 2015 related to nine loans in our portfolio with an aggregate carrying value, before loan loss reserves, of $189.2 million. The loan loss reserves were determined during our quarterly risk rating review process, which is based on several factors including current market conditions, values and the operating status of these properties. We continue to actively manage all loans and investments in the portfolio in a manner consistent with our underwriting and asset management policy and procedures with the goal of maintaining the credit quality of our portfolio and limiting potential losses.

        The overall yield on our loan and investments portfolio in 2015 was 6.67% on average assets of $1.59 billion. This yield was computed by dividing the interest income earned during the year by the average assets during the year. Our cost of funds in 2015 was 4.25% on average borrowings of $1.17 billion. This cost of funds was computed by dividing the interest expense incurred during the year by the average borrowings during the year.

        Our average net investment (average assets less average borrowings) in 2015 was $420.3 million, resulting in average leverage (average borrowings divided by average assets) of 73.6%. Including average junior subordinated notes of $175.9 million as equity, our average leverage was 62.5%. The net interest income earned in 2015 yielded an 11.6% return on our average net investment during the year. This yield was computed by dividing net interest (interest income less interest expense) earned in 2015 by average equity (computed as average assets minus average borrowings) invested during the year.

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

        The following table sets forth information regarding our loan and investment portfolio as of December 31, 2015:

Type	Asset Class	Number	Unpaid Principal (in thousands)	Weighted Average Pay Rate(1)	Weighted Average Remaining Maturity (months)(2)
Bridge Loans	Multi Family	85	$1,012,339	5.67%	17.0
	Land	9	148,478	2.78%	16.7
	Office	6	134,760	6.51%	17.1
	Hotel	1	31,500	7.68%	2.0
	Other	4	26,055	6.04%	19.6

		105	1,353,132	5.48%	16.7
Mezzanine Loans	Multi Family	7	25,400	10.36%	28.3
	Land	2	10,933	1.76%	18.2
	Other	2	4,058	12.00%	101.2

		11	40,391	8.19%	32.9
Junior Participations	Office	2	62,257	4.50%	11.2
Preferred Equity	Multi Family	6	46,084	10.25%	22.1
	Hotel	1	34,750	3.22%	43.0
	Land	1	5,000	12.00%	0.8
	Office	1	1,812	15.00%	101.0
	Other	1	1,700	—	19.0

		10	89,346	7.52%	30.5

Total		128	$1,545,126	5.63%	17.7

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

(2)
"Weighted Average Remaining Maturity" does not include as of right extensions.

        The following table sets forth geographic and asset class information regarding our loan and investment portfolio as of December 31, 2015:

Geographic Location	Unpaid Principal	Percentage	Asset Class	Unpaid Principal	Percentage
	(in thousands)			(in thousands)
New York	$524,458	33.9%	Multi Family	$1,083,823	70.1%
Florida	222,849	14.4%	Office	198,829	12.9%
California	210,056	13.6%	Land	164,411	10.6%
Texas	180,045	11.7%	Hotel	66,250	4.3%
Georgia	73,651	4.8%	Other	31,813	2.1%
Maryland	53,845	3.5%
Tennessee	46,902	3.0%
Alabama	39,786	2.6%
Illinois	34,750	2.2%
North Carolina	32,000	2.1%
South Carolina	30,677	2.0%
Other(1)	96,107	6.2%

Total	$1,545,126	100.0%	Total	$1,545,126	100.0%

(1)
No other individual state makes up more than 2% of the total.

Regulatory Aspects of Our Investment Strategy

        Real Estate Exemption from Investment Company Act.    We believe that we conduct our business at all times in a manner that avoids registration as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate," are currently exempt from registration under the Investment Company Act if they maintain at least 55% of their assets directly in qualifying real estate assets and meet certain other requirements. Assets that qualify for purposes of this 55% test include, among other things, direct investments in real estate and mortgage loans. Our bridge loans, which are secured by first mortgage liens on the underlying properties, and our loans that are secured by second mortgage liens on the underlying properties generally qualify for purposes of this 55% test. These two types of loans constituted more than 55% of our assets as of December 31, 2015. Our investment guidelines provide that no more than 15% of our assets may consist of any type of mortgage-related securities and that the percentage of our investments in mortgage-related securities as compared to our structured finance investments be monitored on a regular basis. The regulatory authorities may from time to time review the interpretive guidance under the above exemption. Refer to Item 1A "Risk Factors—Risks Related to Our Business" for more information.

        Investment Advisors Act.    Our Manager is required to register under the Investment Advisors Act of 1940, or the Investment Advisors Act, and is thereby subject to the regulation prescribed by the statute. In addition, our subsidiary, Arbor Realty Collateral Management, LLC, the collateral manager for our collateralized loan obligations ("CLOs"), is also registered under this Act.

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

        Origination.    Our Manager originates most of our investments. Our Manager has a network of sales offices in California, Colorado, Massachusetts, New Jersey, New York, Ohio, Oklahoma and Texas. These offices are staffed by approximately 20 loan originators who solicit property owners, developers and mortgage loan brokers. In some instances, the originators accept loan applications meeting our underwriting criteria from a select group of mortgage loan brokers. While a large portion of our Manager's marketing effort occurs at the branch level, our Manager also markets its products in national industry publications and targeted direct mailings. Our Manager markets its own loan offerings and our product offerings using the same methods. Once potential borrowers have been identified, our Manager determines which financing products best meet the borrower's needs. Loan originators in every branch office are able to offer borrowers the full array of our Manager's loan offerings and our structured finance products. After identifying a suitable product, our Manager works with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our Manager's underwriters for due diligence.

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

        Investment Approval Process.    Our Manager applies its established investment approval process to all loans and other investments proposed for our portfolio before submitting each proposal to us for final approval. A written report is generated for every loan or other investment that is submitted to our

Manager's credit committee for approval. The report includes a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property financial statements and analysis. In addition, the report includes an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. If the transaction is approved by a majority of our Manager's credit committee, it is presented for approval to our credit committee, which consists of our chief executive officer, chief credit officer, and executive vice president of structured finance. All transactions require the approval of a majority of the members of our credit committee. Following the approval of any such transaction, our Manager's underwriting and servicing departments, together with our asset management group, assure that all loan approval terms have been satisfied and conform with lending requirements established for that particular transaction. If our credit committee rejects the loan and our independent directors allow our Manager or one of its affiliates to pursue it, our Manager will have the opportunity to execute the transaction.

        Servicing.    Our Manager services our loans and investments through its internal servicing operations. Our Manager currently services an expanding portfolio, consisting of 2,624 loans with outstanding balances of approximately $12.9 billion through its loan administration department in Buffalo, New York. Our Manager's loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our Manager's data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. Our Manager works closely with our asset management group to ensure the appropriate level of customer service and monitoring of our loans.

        Our Asset Management Operations.    Our asset management group is comprised of 31 employees. Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group customizes an asset management plan with the loan originators and underwriters to track each investment from origination through disposition. This group monitors each investment's operating history, local economic trends and rental and occupancy rates and evaluates the underlying property's competitiveness within its market. This group assesses ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group performs frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and renovation plans of each underlying property. The asset management group also focuses on increasing the productivity of onsite property managers and leasing brokers. This group communicates the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

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

Operating Policies and Strategies

        Investment Guidelines.    Our Board of Directors has adopted general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to fail to qualify as a REIT; (2) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (3) no more than 25% of our equity (including junior subordinated notes as equity), determined as of the date of such investment, will be invested in any single asset; (4) no single mezzanine loan or preferred equity investment will exceed $75 million; (5) our leverage (including junior subordinated notes as equity) will generally not exceed 80% of the unpaid principal balance ("UPB") of our assets, in the aggregate; (6) we will not co-invest with our Manager or any of its affiliates unless such co-investment is otherwise in accordance with these guidelines and its terms are at least as favorable to us as to our Manager or the affiliate making such co-investment; and (7) no more than 15% of our gross assets may consist of mortgage-related securities. Any exceptions to the above general guidelines require the approval of our Board of Directors.

        Financing Policies.    We finance the acquisition of our structured finance investments primarily by borrowing against or "leveraging" our existing portfolio and using the proceeds to acquire additional mortgage assets. We expect to incur debt such that we will maintain an equity-to-assets ratio no less than 20% (including junior subordinated notes as equity), although the actual ratio may be lower from time to time depending on market conditions and other factors deemed relevant by our Manager. Our charter and bylaws do not limit the amount of indebtedness we can incur, and the Board of Directors has discretion to deviate from or change our indebtedness policy at any time, provided that we are in compliance with our bank covenants. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments.

        Our investments are financed primarily by CLOs, junior subordinated notes, senior unsecured notes, and through other financing facilities with institutional lenders. Although we expect that these will be the principal means of leveraging our investments, we may issue common stock, preferred stock or secured or unsecured notes of any maturity if it appears advantageous to do so.

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

        Conflicts of Interest Policies.    We, our executive officers, and our Manager face conflicts of interests because of our relationships with each other. Our Manager has approximately 10.5% of the voting interest in our common stock as of December 31, 2015. Mr. Kaufman, our chairman and chief executive officer, is the chief executive officer of our Manager and beneficially owns approximately 92% of the outstanding membership interests of our Manager. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of our Manager) and a trustee of two trusts that own minority membership interests in our Manager. Mr. Bishar, our secretary, is general counsel to our Manager. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of our Manager. Each of Messrs. Kaufman, Martello, Bishar, and Elenio, as well as Mr. Weber, our executive vice president of structured finance, Mr. Kilgore, our executive vice president of structured securitization and Mr. Guziewicz, our chief credit officer, are members of our Manager's executive committee and, excluding Mr. Kaufman, own minority membership interests in our Manager.

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

Employees

        We have 39 employees, including Messrs. Kaufman, Weber, Kilgore and Guziewicz, and including a 31 person asset management group. Mr. Elenio is a full time employee of our Manager and is not directly compensated by us (other than an annual bonus and pursuant to our equity incentive plans), however, a portion of his compensation is reimbursed by the management fee that we pay to our Manager. Beginning January 1, 2014, Mr. Ivan Kaufman is compensated directly as our employee.

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

        Commercial real estate is particularly adversely affected by a prolonged economic downturn and liquidity crisis. These circumstances materially impact liquidity in the financial markets and result in the scarcity of certain types of financing, and, in certain cases, make certain financing terms less attractive. Currently, there is significant uncertainty in the national and global economic and credit markets. If economic or market conditions deteriorate, and these adverse conditions return, lending institutions may be forced to exit markets such as repurchase lending, become insolvent, further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy in general.

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

        Conditions in the capital markets could lead to a reduction in our loans and investments portfolio. If we do not have the opportunity to originate quality investments to replace the reductions in our portfolio, this reduction will likely result in reduced returns from our investments.

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

        Our future success depends, to a significant extent, upon the continued services of our Manager and our Manager's officers and employees. In particular, the mortgage lending experience of Mr. Kaufman and Mr. Weber and the extent and nature of the relationships they have developed with developers and owners of multifamily and commercial properties and other financial institutions are critical to the success of our business. We cannot assure their continued employment as our officers. The loss of services of one or more members of our or our Manager's management team could harm our business and our prospects.

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

        In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, requires insurers to make terrorism insurance available under their property and casualty insurance policies in order to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

        We generally finance our assets through a variety of means, including credit facilities, senior unsecured notes, junior subordinated notes, CLOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and wider credit spreads, which we have seen over the past several years. If conditions deteriorate, we cannot assure that these sources are feasible as a means of financing our assets, as there can be no assurance that any existing agreements will be renewed or extended at expiration. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

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

        Our return on investment depends, in part, upon our ability to grow our portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We typically obtain leverage through the issuance of CLOs, credit agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels or on attractive terms would have a material adverse effect on our performance. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements for our origination or acquisition of loans and investments and there can be no assurance that these agreements will be renewed or extended at expiration. Our ability to obtain financing through CLOs is subject to conditions in the debt capital markets which are impacted by factors beyond our control that may at times be adverse and reduce the level of investor demand for such securities.

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

        We utilize a significant amount of debt to finance our operations, which may compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of securitizations, including the issuance of CLOs, bank credit facilities, and other borrowings. The leverage we employ varies depending on our availability of funds, ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. In addition, we may acquire real estate property subject to debt obligations. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

        Our debt service payments, including payments in connection with any CLOs, reduce the net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

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

We may not be able to acquire suitable investments for a CLO issuance, or we may not be able to issue CLOs on attractive terms, or at all, which may require us to utilize more costly financing for our investments.

        We have financed, and, if the opportunities exist in the future, we may continue to finance certain of our investments through the issuance of CLOs. During the period that we are acquiring investments for eventual long-term financing through CLOs, we have typically financed these investments through repurchase and credit agreements. We use these agreements to finance our acquisition of investments until we have accumulated a sufficient quantity of investments, at which time we may refinance them through a CLO securitization. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CLO issuance. In addition, conditions in the debt capital markets may make the issuance of CLOs less attractive to us even when we do have a sufficient pool of collateral, or we may not be able to execute a CLO transaction on terms favorable to us or at all. If we are unable to issue a CLO to finance these investments, we may be required to utilize other forms of potentially less attractive financing.

The use of CLO financings with over-collateralization and interest coverage requirements may have a negative impact on our cash flows.

        The terms of CLOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceeds interest expense by a certain amount. Generally, CLO terms provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on subordinated classes may be redirected to repay senior classes of CLOs until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive interest payments from assets pledged to secure CLOs. We cannot assure that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CLO financings will increase. With respect to future CLOs we may issue, we cannot assure, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us.

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

We may be required to repurchase loans that we have sold or to indemnify holders of our CLOs.

        If any of the loans we originate or acquire and sell or securitize through CLOs do not comply with representations and warranties we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

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

        Certain of our derivative contracts, which are designed to hedge interest rate risk associated with a portion of our loans and investments, could require the funding of additional cash collateral for changes in the market value of these contracts. Volatility in the financial markets may result in a decline in these contracts. As a result, as of December 31, 2015, we funded $5.0 million in cash related to these contracts. If we continue to experience significant changes in the outlook of interest rates, these contracts could continue to decline in value, which would require additional cash to be funded. However, at maturity, the values of these contracts return to par and all cash will be recovered. We may not have available cash to meet these requirements, which could result in the early termination of these derivatives, leaving us exposed to interest rate risk associated with these loans and investments, which could adversely impact our financial condition.

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

        Mr. Ivan Kaufman, our chairman, chief executive officer and president and the chief executive officer of our Manager, beneficially owns approximately 92% of the outstanding membership interests of our Manager. Our Manager has approximately 10.5% of the voting power of our outstanding stock as of December 31, 2015. As a result of Mr. Kaufman's beneficial ownership of stock held by our Manager as well as his beneficial ownership of additional shares of our common stock, Mr. Kaufman has approximately 12% of the voting power of our outstanding stock as of December 31, 2015. Because of his position with us and our Manager and his ability to effectively vote a substantial minority of our outstanding stock, Mr. Kaufman has significant influence over our policies and strategy.

Our charter generally does not permit ownership in excess of 5% of our capital stock, and attempts to acquire our capital stock in excess of this limit are ineffective without prior approval from our Board of Directors.

        For the purpose of preserving our REIT qualification, our charter generally prohibits a beneficial or constructive ownership by any person of more than 5% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or 5% (by value) of our outstanding shares of stock of all classes or series, unless an exemption is granted by the Board of Directors. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or otherwise voided. Our Board of Directors have approved resolutions under our charter allowing Ivan Kaufman and our Manager, in relation to Mr. Kaufman's controlling equity interest, C. Michael Kojaian, a former director, as well as three outside investors to own more than the ownership interest limit of our common stock stated in our charter.

Our staggered board and other provisions of our charter and bylaws may prevent a change in our control.

        Our Board of Directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directors will expire in 2016, 2017 and 2018, respectively. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

 Risks Related to Conflicts of Interest with Our Manager

We are dependent on our Manager with whom we have conflicts of interest.

        We have only 39 employees, including Messrs. Kaufman, Weber, Kilgore, and Guziewicz, and are dependent upon our Manager to provide services to us that are vital to our operations. Our Manager has approximately 10.5% of the voting power of the outstanding shares of our capital stock as of December 31, 2015 and Mr. Kaufman, our chairman and chief executive officer and the chief executive officer of our Manager, beneficially owns these shares. Mr. Martello, one of our directors, is the chief operating officer of Arbor Management, LLC (the managing member of our Manager) and a trustee of two trusts which own minority membership interests in our Manager. Mr. Bishar, our secretary, is general counsel to our Manager. Mr. Elenio, our chief financial officer and treasurer, is the chief financial officer of our Manager. Each of Messrs. Kaufman, Martello, Bishar, Elenio, Weber, Kilgore and Guziewicz are members of our Manager's executive committee and all, but excluding Mr. Kaufman, own minority membership interests in our Manager.

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

        Tax legislation enacted in 2013 resulted in an increase in the highest marginal tax rates applicable to U.S. individuals and other non-corporate U.S. taxpayers. Capital gain income (including capital gain dividends that we pay) and ordinary income (including dividends that we pay which are not capital gain dividends) are generally taxable at top marginal rates of 20% and 39.6%, respectively. In addition, certain U.S. stockholders who are individuals, trusts or estates and whose income exceeds certain thresholds are required to pay a 3.8% Medicare tax on our dividends and gain from the sale of our stock. The top tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is now 20% but, with limited exceptions, our dividends are generally not eligible for taxation at such preferential rate. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have a retroactive effect, and could adversely affect us or our stockholders.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ABR." The following table sets forth the intra-day high and low sales prices for our common stock as reported on the NYSE for the periods indicated and the dividends declared and paid with respect to such periods.

	High	Low	Dividends Declared		High	Low	Dividends Declared
2015				2014
Fourth Quarter(1)	$7.31	$6.25	$0.15	Fourth Quarter	$7.18	$6.32	$0.13
Third Quarter	$6.94	$6.03	$0.15	Third Quarter	$7.30	$6.60	$0.13
Second Quarter	$7.21	$6.55	$0.15	Second Quarter	$7.36	$6.77	$0.13
First Quarter	$7.42	$6.75	$0.13	First Quarter	$7.26	$6.61	$0.13

(1)
On February 24, 2016, our Board of Directors declared a dividend of $0.15 per common share for the fourth quarter of 2015.

        We are organized and conduct our operations to qualify as a REIT, which requires that we distribute at least 90% of taxable income. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

        On February 24, 2016, the closing sale price for our common stock, as reported on the NYSE, was $6.22 and there were 9,207 record holders of our common stock, including persons holding shares in broker accounts under street names.

Equity Compensation Plan Information

        The following table presents information as of December 31, 2015 regarding the 2014 Omnibus Stock Incentive Plan (the "2014 Plan") and the incentive compensation provisions of our management agreement with our Manager, which are our only equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2014 Omnibus Stock Incentive Plan(1)	0	N/A	1,172,876
Incentive compensation pursuant to management agreement(2)	0	N/A	See Note 3
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	1,172,876

(1)
On May 20, 2014, the stockholders approved the 2014 Plan.

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

Performance Graph

        The graph below compares the cumulative total stockholder return on shares of our common stock with the cumulative total return of the Russell 2000 Index, the NAREIT All REIT Index and the FTSE NAREIT Mortgage REITs Index for the five year period from December 31, 2010 to December 31, 2015. The graph assumes an investment of $100 on January 1, 2011 and the reinvestment of any dividends. This graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA ©2016.

Total Return Performance

	Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Arbor Realty Trust, Inc.	100.00	59.06	105.85	125.99	137.97	158.79
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT All REIT	100.00	107.28	128.89	133.02	169.14	173.01
FTSE NAREIT Mortgage REITs	100.00	97.58	116.99	114.70	135.21	123.21

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

	Year ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Interest income	$106,768,542	$106,716,344	$99,031,623	$79,998,762	$73,867,556
Other interest income, net	7,884,344	—	—	—	—
Interest expense	49,720,132	47,903,458	42,065,151	40,866,832	51,651,933
Net interest income	64,932,754	58,812,886	56,966,472	39,131,930	22,215,623
Total other revenue	27,936,612	34,286,714	32,417,974	31,454,043	22,125,735
Provision for loan losses (net of recoveries)	4,466,886	(308,511)	4,287,652	22,946,396	38,542,888
Management fee—related party	10,900,000	9,900,000	10,900,000	10,000,000	8,300,000
Gain on acceleration of deferred income	19,171,882	—	—	—	—
Gain on sale of real estate	7,784,021	1,603,763	—	3,953,455	—
Gain on sale of equity interests, net	—	66,745,517	—	—	—
Gain on extinguishment of debt	—	—	4,930,772	30,459,023	10,878,218
Income (loss) from equity affiliates	12,300,516	248,658	(204,475)	(697,856)	3,671,386
Income (loss) from continuing operations	53,428,814	93,048,490	21,298,737	16,388,417	(37,096,165)
Net income (loss)	53,428,814	93,048,490	21,298,737	21,716,455	(40,096,057)
Preferred stock dividends	7,553,720	7,256,255	4,506,583	—	—
Net income (loss) attributable to common stockholders	45,875,094	85,792,235	16,667,955	21,500,888	(40,311,713)
Share Data
Income (loss) from continuing operations per share, basic(1)	0.90	1.71	0.39	0.60	(1.49)
Income (loss) per share, basic(1)	0.90	1.71	0.39	0.80	(1.61)
Income (loss) from continuing operations per share, diluted(1)(2)	0.90	1.70	0.39	0.59	(1.49)
Income (loss) per share, diluted(1)(2)	0.90	1.70	0.39	0.79	(1.61)
Dividends declared per common share	0.58	0.52	0.50	0.285	—

	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Loans and investments, net	$1,450,334,341	$1,459,475,650	$1,523,699,653	$1,325,667,053	$1,302,440,660
Total assets	1,827,391,944	1,866,494,039	1,868,383,412	1,694,025,602	1,769,130,645
Total debt	1,173,188,920	1,246,080,417	1,269,701,365	1,286,734,643	1,430,796,888
Redeemable preferred stock	89,295,905	89,295,905	67,654,655	—	—
Total equity	565,090,775	535,455,471	437,596,282	231,261,122	173,060,533

	Year ended December 31,
	2015	2014	2013	2012	2011
Other Data
New loan originations	$828,217,500	$900,666,405	$591,537,200	$274,516,550	$206,477,919
Loan payoffs / paydowns	828,669,556	972,311,886	402,162,170	269,904,723	189,521,473
Funds from operations(3)	43,901,754	92,078,433	25,008,952	23,541,918	(32,578,644)
Adjusted funds from operations(3)	55,128,458	95,421,635	25,609,094	28,073,563	(32,620,944)
Funds from operations per share, diluted(3)	0.86	1.83	0.58	0.87	(1.30)
Adjusted funds from operations per share, diluted(3)	1.08	1.89	0.60	1.03	(1.31)

(1)
Excluding the impact of a $58.1 million non-cash net gain on the sale of an equity interest in 2014, basic and diluted income per share for the year ended December 31, 2014 would have each been $0.55.

(2)
In 2009, we issued one million warrants as part of a debt restructuring which had a dilutive effect for the years ended December 31, 2013 and 2012. In 2014, we acquired and cancelled all of the warrants.

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

Overview

        We invest in multifamily and commercial real estate-related bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity, and, in limited cases, discounted mortgage notes and other real estate-related assets, which we refer to collectively as structured finance investments. We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on its REIT—taxable income that is distributed to its stockholders, provided that at least 90% of its REIT—taxable income is distributed and provided that certain other requirements are met. We have also invested in mortgage-related securities. We conduct substantially all of our operations through our operating partnership and its subsidiaries.

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

Significant Developments During 2015

        Loan and Investment Activity—We originated 70 loans totaling $828.2 million with a weighted average interest rate of 6.87%. We received full satisfaction of 66 loans totaling $716.2 million with a weighted average interest rate of 6.90% and partial paydowns on 16 loans totaling $112.5 million with a weighted average interest rate of 5.08%. We charged off a fully reserved $32.0 million loan and transferred an $8.4 million loan with a $2.5 million reserve to real estate owned. We also recognized provision for loan losses totaling $6.5 million and recorded $2.0 million of recoveries of previously recorded loan loss reserves, resulting in a net provision for loan losses of $4.5 million during 2015.

        In April 2015, a $116.0 million defaulted first mortgage we acquired in March 2015, paid off. As a result of this payoff, we repaid an $87.0 million warehouse facility financing this acquisition and recognized income totaling $6.7 million, net of fees and expenses. The $6.7 million of income is comprised of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses related to this transaction that were recorded in employee compensation and benefits.

        Financing Activities—The following events occurred during 2015 and are described in more detail in Note 7—"Debt Obligations" of this report:

        We completed the unwind of our three remaining legacy CDO vehicles as well as CLO II redeeming $416.0 million of outstanding notes and generating approximately $30.0 million of cash equity previously held in these vehicles. The notes were redeemed primarily through a new $150.0 million warehouse facility as well as the proceeds received from refinancing of the remaining assets in the CDO/CLO vehicles within our existing facilities and from the cash held by these vehicles. In connection with unwinding these vehicles, we recorded a $19.2 million gain on the acceleration of deferred income, a $4.6 million loss on the termination of swaps related to these vehicles, $2.0 million of accelerated deferred financing costs and $0.5 million of other costs for a net gain of $12.1 million.

        We closed two new collateralized securitization vehicles (CLO IV and CLO V) totaling $650.0 million of real estate related assets and cash. An aggregate of $486.8 million of investment-grade notes were issued and we retained equity interests totaling $163.3 million in these portfolios.

        We improved our funding sources by reducing pricing, extending maturities and increasing capacity on certain existing warehouse facilities as well as adding new warehouse facilities.

  •
  We extended the maturity of our $100.0 million credit facility for two years and one of our $75.0 million facilities by a year. For both facilities, we also reduced the spread over LIBOR from 225 basis points to 215 basis points.

  •
  We temporarily increased the committed amount on our $150.0 million facility to $175.0 million until December 31, 2015. We also increased our $60.0 million facility to $75.0 million and extended its maturity by a year.

  •
  As discussed above, we added a new $150.0 million facility with an interest rate of 212.5 basis points over LIBOR on senior mortgage loans and 350 basis points over LIBOR on junior loans that matures in January 2017. We repaid a $15.0 million facility that bore interest at a fixed rate of 7.5% and entered into a new $16.5 million facility with an interest rate of 275 basis points over LIBOR that matures in December 2016. We added a one-year, $25.0 million facility with an interest rate of 200 basis points over LIBOR that was subsequently amended to $50.0 million and the maturity was extended from February 2016 to February 2017 with two one-year extension options, subject to certain conditions. We also added an $87.0 million facility in March 2015 that was repaid in April 2015.

        Equity Investment Activity—We invested $9.6 million in a joint venture with our Manager for a non-controlling interest in a residential mortgage banking business. We also invested $9.7 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business's origination platform. We recorded equity income of $6.6 million from these investments during 2015. We also received distributions from our Lexford equity investment and recognized income of $4.5 million, net of expenses. The $4.5 million of income is comprised of income from equity affiliates of $5.5 million, partially offset by $1.0 million of expenses related to these distributions that were recorded in employee compensation and benefits. See Note 5—"Investments in Equity Affiliates" of this report.

        Real Estate Owned Assets—We sold four properties for $41.1 million and recognized a total gain of $7.8 million. We also acquired an office building by deed in lieu of foreclosure that was held as collateral for a first mortgage loan with a carrying value of $5.9 million, net of reserves. In December 2015, we reclassified a property in the Hotel Portfolio with a carrying value of $8.7 million as held-for-sale due to a proposed sale.

Recent Developments

        On February 25, 2016, we entered into a definitive agreement to acquire the agency platform (the "Acquired Businesses") of our Manager for $250.0 million. The purchase price is to be paid 50% in stock and 50% in cash with the stock component to be paid with 19.23 million operating partnership units, which was based on a stock price of $6.50 per share. The purchase price is subject to potential adjustment based on changes in the value of the acquired servicing portfolio on the closing date. We have the option, at the discretion of the special committee of our Board of Directors, to utilize up to $50.0 million of seller financing to satisfy a portion of the cash consideration. All of the employees directly related to the Acquired Businesses will become a part of the Company following the consummation of the transaction.

        In addition, we obtained a two year option for $25.0 million to purchase the existing management contract and fully internalize the management structure. The exercise of this option is at the discretion of the special committee of the Board of Directors, which has no obligation to exercise its option.

        The transaction will require certain government and GSE approvals as well as a stockholder vote and other third party approvals. The transaction is expected to close during the third quarter of 2016; however, there can be no assurances that the transaction will be completed during this period or at all.

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

        We rely on the capital markets to generate capital for financing the growth of our business. During 2015, we closed two collateralized securitization offerings, whereby we issued $486.8 million of investment grade notes. We also entered into four new financing facilities for total availability of $278.5 million, of which, one facility for $87.0 million was repaid upon the repayment of a defaulted first mortgage note in the second quarter of 2015. While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base. If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

        The recent economic environment has resulted in continued improvement in commercial real estate values which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio. During 2015, we recorded $6.5 million of new provisions for loan losses, primarily due to declining collateral values, and $2.0 million in net recoveries of reserves. During 2014, we recorded $9.0 million of new provisions for loan losses, due to declining collateral values, and $9.3 million in net recoveries of reserves. In addition, during 2014, we recorded impairment losses on a real estate owned asset of $0.3 million. No such losses were recorded in 2015. We have made, and continue to make modifications and extensions to loans when it is economically feasible to do so. In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms. In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing. However, since 2013, the levels of modifications and extensions have declined and repayments of loans increased as borrowers' access to financing improved. If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies which may result in reduced net interest margins and additional losses throughout our sector. Refer to Item 1A of this report for additional risk factors.

Primary Sources of Operating Revenues

        We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments. Interest income earned on these loans and investments represented approximately 80%, 76% and 75% of our total revenues in 2015, 2014 and 2013, respectively.

        Property operating income is derived from our hotel and multifamily real estate owned assets. Property operating income represented approximately 19%, 23% and 23% of our total revenues in 2015, 2014 and 2013, respectively. The operation of a portfolio of hotel properties that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets—Comparison of balances at December 31, 2015 to December 31, 2014:

        Cash and cash equivalents increased $138.3 million primarily due to loan payoffs and interest from our investments as well as proceeds from the unwinding of several of our CDO/CLO vehicles, net of funding new loan originations and investments and payment of distributions to our stockholders.

        Restricted cash decreased $169.8 million primarily due to the unwinding of all of our CDO vehicles and one of our CLO vehicles and is net of issuance proceeds available from our fourth and fifth CLOs. Restricted cash is kept on deposit with the trustees for our CLOs, and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

        Our loan and investment portfolio balance, including our available-for-sale securities, was $1.56 billion and $1.59 billion at December 31, 2015 and 2014, respectively. The decrease in our portfolio balance was primarily due to loan payoffs and other reductions exceeding loan originations, see below for details.

        Our portfolio had a weighted average current interest pay rate of 5.63% and 5.44% at December 31, 2015 and 2014, respectively. Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.32% and 6.16%, respectively. Advances on our financing facilities totaled $1.18 billion and $1.23 billion at December 31, 2015 and 2014, respectively, with a weighted average funding cost of 3.70% and 3.65%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs. Including the financing costs, the weighted average funding rate was 4.12% and 4.07%, respectively.

        Loan and investment activity during 2015 was comprised of:

  •
  Originated 70 loans totaling $828.2 million with a weighted average interest rate of 6.87%.

  •
  Received full satisfaction of 66 loans totaling $716.2 million that had a weighted average interest rate of 6.90%, received partial paydowns on 16 loans totaling $112.5 million with a weighted average interest rate of 5.08%, charged-off a fully reserved loan for $32.0 million and transferred an $8.4 million loan with a $2.5 million reserve to real estate owned, net.

  •
  Modified three loans totaling $34.3 million resulting in a decrease in the weighted average interest rate from 12.92% to 11.50%.

  •
  Extended 41 loans totaling $274.4 million.

  •
  Acquired a first mortgage note for $116.0 million with a default interest rate of 9.95% in March 2015 that was subsequently paid off in April 2015.

        Our allowance for loan losses was $86.8 million at December 31, 2015, a decrease of $28.7 million from December 31, 2014 primarily due to the write-off of a fully reserved junior participation loan for $32.0 million.

        Since December 31, 2015, we have originated 11 new loans for a total of $138.6 million and received a total of $8.5 million for the repayment in full of three loans.

        Investments in equity affiliates increased $26.0 million primarily as a result of $19.3 million in total investments we made in a residential mortgage banking business and $6.6 million of income from equity affiliates recognized on these investments during 2015.

        Real estate owned decreased $24.1 million primarily from reclassifying three Hotel Portfolio properties with an aggregate carrying value of $26.2 million to held-for-sale in connection with the sale of these properties, partially offset by the acquisition of a $5.9 million office building by deed in lieu of foreclosure. The $5.7 million decrease in real estate held-for-sale is primarily the result of the sale of four held-for-sale properties, partially offset by reclassifying the three Hotel Portfolio properties as described above. We sold the properties for $41.1 million, recognizing a gain of $7.8 million and paid off a related mortgage note payable of $9.1 million.

Liabilities—Comparison of balances at December 31, 2015 to December 31, 2014:

        Credit facilities and repurchase agreements decreased $43.8 million primarily due to paying down the facilities with a portion of the proceeds from the issuance of CLO IV and CLO V, partially offset by utilizing a portion of three new financing facilities with total capacity of $191.5 million, as well as increasing the capacity of an existing facility by $15.0 million.

        Collateralized loan obligations increased $305.8 million primarily due to the completion of our fourth collateralized securitization in the first quarter of 2015 where we issued $219.0 million of CLO notes, and the completion of our fifth collateralized securitization in the third quarter of 2015 where we issued $267.8 million of CLO notes, partially offset by the unwind of CLO II totaling $177.0 million in the first quarter of 2015.

        Collateralized debt obligations decreased $331.2 million due to the unwind of CDO I and CDO II in the first quarter of 2015 and CDO III in the third quarter of 2015.

Equity

        Equity activity in 2015 consisted of the issuance of 402,694 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, and 83,430 shares to the independent members of the Board of Directors. We also issued up to 445,765 performance-based restricted common stock units to our chief executive officer that vest at the end of a four-year performance period subject to meeting certain total stockholder return objectives. See Note 12—"Equity" of this report.

        As of February 26, 2016, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

        The following table presents dividends declared (on a per share basis) for 2015:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125
April 29, 2015	$0.15	April 29, 2015	$0.515625	$0.484375	$0.53125
July 29, 2015	$0.15	July 29, 2015	$0.515625	$0.484375	$0.53125
November 4, 2015	$0.15	November 2, 2015	$0.515625	$0.484375	$0.53125

(1)
Preferred Stock—The dividend declared on February 2, 2015 was for the period December 1, 2014 through February 28, 2015. The dividend declared on April 29, 2015 was for the period March 1, 2015 through May 31, 2015. The dividend declared on July 29, 2015 was for the period June 1, 2015 through August 31, 2015. The dividend declared on November 2, 2015 was for the period September 1, 2015 through November 30, 2015.

        Common Stock—On February 24, 2016, the Board of Directors declared a cash dividend of $0.15 per share of common stock. The dividend is payable on March 15, 2016 to common stockholders of record as of the close of business on March 10, 2016.

        Preferred Stock—On February 1, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2015 through February 29, 2016 and are payable on February 29, 2016 to preferred stockholders of record on February 15, 2016.

Comparison of Results of Operations for Years Ended 2015 and 2014

        The following table sets forth our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	Amount	Percent
Interest income	$106,768,542	$106,716,344	$52,198	nm
Other interest income	7,884,344	—	7,884,344	nm
Interest expense	49,720,132	47,903,458	1,816,674	4%

Net interest income	64,932,754	58,812,886	6,119,868	10%

Other revenue:
Property operating income	27,666,252	32,641,249	(4,974,997)	(15)%
Other income, net	270,360	1,645,465	(1,375,105)	(84)%

Total other revenue	27,936,612	34,286,714	(6,350,102)	(19)%

Other expenses:
Employee compensation and benefits	17,500,457	13,978,223	3,522,234	25%
Selling and administrative	12,525,817	9,600,139	2,925,678	30%
Property operating expenses	23,237,834	27,857,460	(4,619,626)	(17)%
Depreciation and amortization	5,436,330	7,371,737	(1,935,407)	(26)%
Impairment loss on real estate owned	—	250,000	(250,000)	(100)%
Provision for loan losses (net of recoveries)	4,466,886	(308,511)	4,775,397	nm
Management fee—related party	10,900,000	9,900,000	1,000,000	10%

Total other expenses	74,067,324	68,649,048	5,418,276	8%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, gain on sale of equity interests, incentive management fee and income from equity affiliates	18,802,042	24,450,552	(5,648,510)	(23)%
Gain on acceleration of deferred income	19,171,882	—	19,171,882	nm
Loss on termination of swaps	(4,629,647)	—	(4,629,647)	nm
Gain on sale of real estate	7,784,021	1,603,763	6,180,258	nm
Gain on sale of equity interests	—	85,793,466	(85,793,466)	(100)%
Incentive management fee—equity interest—related party	—	(19,047,949)	19,047,949	(100)%
Income from equity affiliates	12,300,516	248,658	12,051,858	nm

Net income	53,428,814	93,048,490	(39,619,676)	(43)%

Preferred stock dividends	7,553,720	7,256,255	297,465	4%

Net income attributable to common stockholders	$45,875,094	$85,792,235	$(39,917,141)	(47)%

nm—not meaningful

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)
Interest-earning assets:
Bridge loans	$1,348,245	$88,816	6.59%	$1,200,160	$75,583	6.30%
Mezzanine / junior participation loans	138,328	10,175	7.36%	327,171	22,734	6.95%
Preferred equity investments	104,064	7,103	6.83%	112,683	8,024	7.12%
Securities	770	8	1.04%	3,891	70	1.80%

Core interest-earning assets	1,591,407	106,102	6.67%	1,643,905	106,411	6.47%
Cash equivalents	190,044	667	0.35%	170,681	305	0.18%

Total interest-earning assets	$1,781,451	106,769	5.99%	$1,814,586	106,716	5.88%

Interest-bearing liabilities:
Warehouse lines	$231,339	7,249	3.13%	$90,396	3,519	3.89%
CLO	600,643	20,619	3.43%	450,519	15,755	3.50%
CDO	55,965	1,104	1.97%	413,196	4,758	1.15%
Trust preferred	175,858	5,700	3.24%	175,858	5,604	3.19%
Unsecured debt	105,586	8,665	8.21%	65,648	5,383	8.20%
Other non-recourse	1,749	128	7.32%	4,048	211	5.21%
Interest rate swaps	—	6,255	—	—	12,651	—
Securities financing	—	—	—	1,185	22	1.86%

Total interest-bearing liabilities	$1,171,140	49,720	4.25%	$1,200,850	47,903	3.99%

Net interest income		$57,049			$58,813

(1)
Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)
Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

        Interest income increased $0.1 million in 2015 as compared to 2014. This increase was primarily due to a 3% increase in the average yield on core interest-earning assets from 6.47% for 2014 to 6.67% for 2015, due to higher interest rates on our originations as compared to runoff during 2014 and 2015. The increase was partially offset by a 3% decrease in our average core interest-earning assets from $1.64 billion for 2014 to $1.59 billion for 2015, primarily due to loan payoffs exceeding loan originations in 2014.

        Other interest income, net was $7.9 million for 2015. During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par. In the second quarter of 2015, the first mortgage paid off and as a result, we recognized net interest income of $7.9 million. There was no such income in 2014.

        Interest expense increased $1.8 million, or 4%, for 2015 as compared to 2014. The average cost of our interest-bearing liabilities increased 7% from 3.99% for 2014 to 4.25% for 2015, primarily due to a

$1.1 million increase in the acceleration of fees resulting from the unwind of several of our securitization vehicles as compared to 2014, as well as from the issuance of $97.9 million of senior unsecured notes in 2014, which carry a higher cost of debt. The increase was partially offset by a 2% decrease in the average balance of our interest-bearing liabilities from $1.20 billion for 2014 to $1.17 billion for 2015. The decrease in the average balance was primarily due to the corresponding decrease in our average core interest-earning assets, partially offset by the full impact of our senior unsecured notes issued in 2014.

Other Revenue

        Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios as well as an office building. Property operating results decreased $0.4 million, or 7%, for 2015 as compared to 2014, primarily due to the sales of several properties during 2014 and 2015.

        Other income, net decreased $1.4 million, or 84%, for 2015, as compared to 2014. During 2014, we recognized $0.9 million of net interest income and gain on the sale of RMBS investments, as well as received $0.6 million more in miscellaneous asset management and loan modification fees as compared to 2015.

Other Expenses

        Employee compensation and benefits expense increased $3.5 million, or 25%, for 2015 as compared to 2014, primarily due to expenses totaling $2.2 million related to the $116.0 million defaulted first mortgage that was repaid in 2015 and the Lexford distributions received during 2015 as well as a $1.0 million increase in stock-based compensation due to grants issued in 2014 and 2015.

        Selling and administrative expense increased $2.9 million, or 30%, for 2015 as compared to 2014. These costs include, but are not limited to, professional and consulting fees, marketing costs, insurance expense, travel and placement fees, director's fees, licensing fees and stock-based compensation relating to our directors and certain employees of our Manager. This increase was primarily due to professional fees associated with the exploration of a potential transaction with our Manager totaling $3.1 million. See "Agreements and Transactions with Related Parties" below for further details.

        Depreciation and amortization decreased $1.9 million, or 26%, for 2015 as compared to 2014, primarily due to the sale of several properties within our Multifamily and Hotel Portfolios during 2014 and 2015.

        Provision for loan losses (net of recoveries) totaled $4.5 million and $(0.3) million for 2015 and 2014, respectively. During 2015, we recognized a $6.5 million provision for loan losses related to five loans and recorded net recoveries of previously recorded loan losses of $2.0 million. During 2014, we recognized a $9.0 million provision for loan losses related to four loans and recorded net recoveries of previously recorded loan losses of $9.3 million.

        Management fees increased $1.0 million, or 10%, for 2015, as compared to 2014. These amounts represent compensation in the form of base management fees, on a cost reimbursement basis. The increase in management fees was due to an increase in allocable costs incurred by our Manager in managing our business from 2014 to 2015.

Gain on Acceleration of Deferred Income / Loss on Termination of Swaps

        In connection with the unwind of CDO I and II in the first quarter of 2015 and CDO III in the third quarter of 2015, we recorded a $19.2 million gain that was previously deferred due to the reissuance of CDO I, CDO II and CDO III bonds in 2010 as a result of a deferral of the gain from the extinguishment of trust preferred debt. See Note 7—"Debt Obligations" for more details about this gain. We also terminated the basis and interest rate swaps associated with these CDOs and recognized a loss of $4.6 million. See Note 8—"Derivative Financial Instruments" for more details about the swap termination.

Gain on Sale of Real Estate

        During 2015, we sold three properties in our Hotel Portfolio for $28.7 million and recognized a gain of $4.8 million and sold a property in our Multifamily Portfolio for $12.4 million recognizing a gain of $3.0 million. During 2014, we sold three real estate properties in the Multifamily Portfolio for $21.3 million and recognized a net gain of $1.6 million.

Gain on Sale of Equity Interest / Incentive Management Fee

        In the third quarter of 2014, we recognized a gain of $77.1 million as a result of our debt guarantee on the 450 West 33rd Street property being terminated in connection with a refinancing of the existing debt on this property, net of a $19.0 million incentive management fee that was prepaid in relation to the transaction. We also recognized a gain on sale of equity interest of $7.9 million in the second quarter of 2014 due to the sale of an interest in properties held by one of our equity affiliates. See Note 5—"Investments in Equity Affiliates" for further details. There were no such gains in 2015.

Income from Equity Affiliates

        Income from equity affiliates increased $12.1 million for 2015 as compared to 2014, primarily due to $6.6 million of income earned on our investment in a residential mortgage banking business, which we made in the first quarter of 2015, as well as from $5.5 million of income from distributions from our Lexford investment. See Note 5—"Investments in Equity Affiliates" of this report for more details.

Comparison of Results of Operations for Years Ended 2014 and 2013

        The following table sets forth our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
Interest income	$106,716,344	$99,031,623	$7,684,721	8%
Interest expense	47,903,458	42,065,151	5,838,307	14%

Net interest income	58,812,886	56,966,472	1,846,414	3%

Other revenue:
Property operating income	32,641,249	30,127,260	2,513,989	8%
Other income	1,645,465	2,290,714	(645,249)	(28)%

Total other revenue	34,286,714	32,417,974	1,868,740	6%

Other expenses:
Employee compensation and benefits	13,978,223	12,042,332	1,935,891	16%
Selling and administrative	9,600,139	10,603,247	(1,003,108)	(9)%
Property operating expenses	27,857,460	26,728,174	1,129,286	4%
Depreciation and amortization	7,371,737	7,250,601	121,136	2%
Impairment loss on real estate owned	250,000	1,000,000	(750,000)	(75)%
Provision for loan losses (net of recoveries)	(308,511)	4,287,652	(4,596,163)	nm
Management fee—related party	9,900,000	10,900,000	(1,000,000)	(9)%

Total other expenses	68,649,048	72,812,006	(4,162,958)	(6)%

Income before gain on sale of equity interests, incentive management fee, gain on extinguishment of debt, gain on sale of real estate and income (loss) from equity affiliates	24,450,552	16,572,440	7,878,112	48%
Gain on sale of equity interests	85,793,466	—	85,793,466	nm
Incentive management fee—equity interest—related party	(19,047,949)	—	(19,047,949)	nm
Gain on extinguishment of debt	—	4,930,772	(4,930,772)	(100)%
Gain on sale of real estate	1,603,763	—	1,603,763	nm
Income (loss) from equity affiliates	248,658	(204,475)	453,133	nm

Net income	93,048,490	21,298,737	71,749,753	nm

Preferred stock dividends	7,256,255	4,506,583	2,749,672	61%
Net income attributable to noncontrolling interest	—	124,199	(124,199)	(100)%

Net income attributable to common stockholders	$85,792,235	$16,667,955	$69,124,280	nm

nm—not meaningful

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)	Average Carrying Value(1)	Interest Income/ Expense	W/A Yield/ Financing Cost(2)
Interest-earning assets:
Bridge loans	$1,200,160	$75,583	6.30%	$1,189,782	$67,110	5.64%
Mezzanine / junior participation loans	327,171	22,734	6.95%	353,955	19,901	5.62%
Preferred equity investments	112,683	8,024	7.12%	106,408	7,492	7.04%
Securities	3,891	70	1.80%	57,829	2,479	4.29%
Other investments	—	—	—	41,730	1,789	4.29%

Core interest-earning assets	1,643,905	106,411	6.47%	1,749,704	98,771	5.65%
Cash equivalents	170,681	305	0.18%	97,370	261	0.27%

Total interest-earning assets	$1,814,586	106,716	5.88%	$1,847,074	99,032	5.36%

Interest-bearing liabilities:
Warehouse lines	$90,396	3,519	3.89%	$60,714	2,544	4.19%
CDO	413,196	4,758	1.15%	726,045	7,234	1.00%
CLO	450,519	15,755	3.50%	251,404	8,793	3.50%
Other non-recourse	4,048	211	5.21%	38,407	1,342	3.49%
Trust preferred	175,858	5,604	3.19%	175,858	5,830	3.32%
Unsecured debt	65,648	5,383	8.20%	14,552	1,495	10.27%
Securities financing	1,185	22	1.86%	37,946	686	1.81%
Interest rate swaps	—	12,651	—	—	14,141	—

Total interest-bearing liabilities	$1,200,850	47,903	3.99%	$1,304,926	42,065	3.22%

Net interest income		$58,813			$56,967

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

        Selling and administrative expense decreased $1.0 million, or 9%, for 2014 as compared to 2013 primarily due to $1.4 million in costs and fees incurred in 2013 in connection with the exploration and evaluation of a potential transaction with our Manager. No similar costs were incurred in 2014.

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

Cash Flows

        We generated cash flows from operating activities of $36.3 million for 2015, an increase of $5.6 million from 2014, primarily due to $5.5 million of distributions from an equity investment during 2015.

        Cash flows provided by investing activities totaled $24.7 million during 2015. Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities. Loan originations totaling $985.0 million were relatively flat compared to loan payoffs and paydowns of $985.8 million, resulting in net cash outflow of $0.8 million related to our loan and investment portfolio. Other significant investing activity included the sale of four real estate owned properties that generated net proceeds of $40.1 million and investing $19.3 million into a residential mortgage banking business. We account for this investment under the equity method of accounting.

        Cash flows provided by financing activities totaled $77.2 million during 2015. Significant cash inflows included proceeds of $593.9 million from the utilization of our debt facilities to fund new loan originations and our CDO/CLO activity, including adding four new term facilities with total availability of $278.5 million and increasing the capacity of two facilities by $40.0 million. We received proceeds of $219.0 million from the issuance of CLO IV and $267.8 million from the issuance of CLO V and benefited from a $169.7 million decline in restricted cash balances, primarily from CDO/CLO unwinds. We also received proceeds of $27.2 million from the refinancing of a mortgage on our real estate owned assets. Significant cash outflows included $636.9 million in payoffs and paydowns of our debt facilities, including the payoff of an $87.0 million facility entered into in March 2015 in connection with the acquisition of a $116.0 million first mortgage and the payoff of a $15.0 million line of credit. The redemption of all three of our CDO vehicles resulted in outflows totaling $312.1 million while the redemption of CLO II resulted in outflows of $177.0 million. We also made payments totaling $31.0 million on a mortgage note related to our real estate owned assets and paid distributions totaling $37.0 million to our common and preferred stockholders.

Debt Facilities

        We maintain various forms of short-term and long-term financing arrangements. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments. The following is a summary of our debt facilities:

	December 31, 2015
Debt Facilities	Commitment	Principal Balance(1)	Available	Maturity Dates
Credit facilities and repurchase agreements	$441,500,000	$137,325,474	$304,174,526	2016 - 2017
Collateralized loan obligations(2)	768,000,000	768,000,000	—	2017 - 2018
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes(3)	175,858,000	175,858,000	—	2034 - 2037

	$1,483,218,025	$1,179,043,499	$304,174,526

(1)
Principal balance excludes the impact of deferred financing costs.

(2)
Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of December 31, 2015.

(3)
Represents a total face amount of $175.9 million less a total deferred amount of $15.5 million.

        These debt facilities, including their restrictive covenants, are described in further detail in Note 7—"Debt Obligations."

        Our CLO vehicles contain interest coverage and asset over collateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2015 as well as on the most recent determination dates in January and February 2016. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches, which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

Contractual Commitments

        As of December 31, 2015, we had the following material contractual obligations (in thousands):

	Payments Due by Period(1)
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Credit facilities and repurchase agreements	$54,472	$82,853	$—	$—	$—	$—	$137,325
Collateralized loan obligations(2)	87,778	253,175	242,538	161,125	23,384	—	768,000
Senior unsecured notes	—	—	—	—	—	97,860	97,860
Junior subordinated notes(3)	—	—	—	—	—	175,858	175,858
Mortgage note payable—real estate owned	2,450	24,705	—	—	—	—	27,155
Outstanding unfunded commitments(4)	5,320	4,397	1,538	218	—	—	11,473

Totals	$150,020	$365,130	$244,076	$161,343	$23,384	$273,718	$1,217,671

(1)
Represents principal amounts due based on contractual maturities. Does not include total projected interest payments on our debt obligations of $37.7 million in 2016, $32.6 million in 2017, $25.0 million in 2018, $18.2 million in 2019, $13.6 million in 2020 and $84.9 million thereafter based on current LIBOR rates.

(2)
Comprised of $281.2 million of CLO III debt, $219.0 million of CLO IV debt and $267.8 million of CLO V debt with a weighted average contractual maturity of 1.67, 2.51 and 2.93 years, respectively, as of December 31, 2015.

(3)
Represents the face amount due upon maturity. The carrying value is $157.1 million, which is net of a deferred amount of $15.5 million and deferred financing fees of $3.3 million at December 31, 2015.

(4)
In accordance with certain loans and investments, we have outstanding unfunded commitments of $11.5 million as of December 31, 2015, that we are obligated to fund as the borrowers meet certain requirements. Specific requirements include, but are not limited to, property renovations, building construction and building conversions based on criteria met by the borrower in accordance with the loan agreements. The payment due by period is based on the maturity date of underlying loans and is included in loans and investments, net on the consolidated balance sheet. Our restricted cash balance contained $3.1 million which was available to fund the portion of the unfunded commitments for loans financed by our CLO vehicles.

Off-Balance-Sheet Arrangements

        At December 31, 2015, we did not have any off-balance-sheet arrangements.

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

Agreements and Transactions with Related Parties

        We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee. We incurred $10.9 million, $9.9 million and $10.9 million of base management fees for services rendered in 2015, 2014 and 2013, respectively.

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

        In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of our Manager's Fannie Mae, DUS, Freddie Mac, FHA and CMBS platforms, as well as the internalization of the management of our current business. In late June of 2014, preliminary discussions regarding a possible transaction resumed and in February 2016, we entered into a definitive agreement to acquire the agency platform of our Manager for $250.0 million. See Note 18—"Subsequent Event" for further details. In connection with evaluating this potential transaction, we incurred advisory fees totaling $3.1 million and $1.4 million during 2015 and 2013, respectively. No such expenses were incurred during 2014.

Significant Accounting Estimates and Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification™, the authoritative reference for accounting principles generally accepted in the U.S. ("GAAP"). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts in our consolidated financial statements. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2—"Summary of Significant Accounting Policies." Set forth below are the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report:

  •
  Loans, Investments and Securities

  •
  Impaired Loans, Allowance for Loan Losses and Charge-offs

  •
  Real Estate Owned and Held-For-Sale

  •
  Revenue Recognition

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

        FFO and AFFO are as follows:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$45,875,094	$85,792,235	$16,667,955
Subtract:
Gain on sale of real estate	(7,784,021)	(1,603,763)	—
Add:
Impairment loss on real estate owned	—	250,000	1,000,000
Depreciation—real estate owned and held-for-sale	5,436,330	7,371,737	7,250,601
Depreciation—investments in equity affiliates	374,351	268,224	90,396

FFO attributable to common stockholders	$43,901,754	$92,078,433	$25,008,952
Subtract:
Impairment loss on real estate owned	—	(250,000)	(1,000,000)
Add:
Gain on sale of real estate	7,784,021	1,603,763	—
Stock-based compensation	3,442,683	1,989,439	1,600,142

AFFO attributable to common stockholders	$55,128,458	$95,421,635	$25,609,094

Diluted FFO per common share	$0.86	$1.83	$0.58

Diluted AFFO per common share	$1.08	$1.89	$0.60

Diluted weighted average shares outstanding	51,007,328	50,368,344	42,835,144

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

        The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of

December 31, 2015, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)	25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease(2)
Interest income from loans and investments	$1,545,126,045	$2,831,414	$(2,249,208)	$5,699,276	$(2,540,485)
Interest expense from debt obligations	(1,179,043,499)	2,433,406	(2,433,406)	4,866,812	(4,180,592)

Total net interest income		$398,008	$184,198	$832,464	$1,640,107

Fair value of derivative financial instruments	$(4,665,928)	$272,447	$(268,030)	$553,575	$(532,691)

(1)
Represents the unpaid principal balance of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps, basis swaps and LIBOR caps.

(2)
Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.43% as December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2016

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$188,708,687	$50,417,745
Restricted cash (includes $46,695,819 and $216,405,894 from consolidated VIEs, respectively)	48,301,244	218,100,529
Loans and investments, net (includes $968,970,064 and $968,600,472 from consolidated VIEs, respectively)	1,450,334,341	1,459,475,650
Available-for-sale securities, at fair value	2,022,030	2,499,709
Investments in equity affiliates	30,870,235	4,869,066
Real estate owned, net (includes $0 and $80,732,144 from consolidated VIEs, respectively)	60,845,509	84,925,641
Real estate held-for-sale, net	8,669,203	14,381,733
Due from related party (includes $36,451 and $0 from consolidated VIEs, respectively)	8,082,265	36,515
Other assets (includes $6,969,201 and $9,625,969 from consolidated VIEs, respectively)	29,558,430	31,787,451

Total assets	$1,827,391,944	$1,866,494,039

Liabilities and Equity:
Credit facilities and repurchase agreements	$136,252,135	$180,046,999
Collateralized loan obligations (includes $758,899,661 and $453,101,661 from consolidated VIEs, respectively)	758,899,661	453,101,661
Collateralized debt obligations (includes $0 and $331,219,478 from consolidated VIEs, respectively)	—	331,219,478
Senior unsecured notes	93,764,994	93,036,503
Junior subordinated notes to subsidiary trust issuing preferred securities	157,117,130	156,391,419
Note payable	—	1,300,000
Mortgage note payable—real estate owned	27,155,000	21,865,136
Mortgage note payable—real estate held-for-sale	—	9,119,221
Due to related party	3,428,333	2,653,333
Due to borrowers	34,629,595	32,972,606
Other liabilities (includes $1,224,193 and $7,385,474 from consolidated VIEs, respectively)	51,054,321	49,332,212

Total liabilities	1,262,301,169	1,331,038,568

Commitments and contingencies	—	—
Equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,295,905	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 50,962,516 and 50,477,308 shares issued and outstanding, respectively	509,625	504,773
Additional paid-in capital	616,244,196	612,806,365
Accumulated deficit	(136,118,001)	(152,483,322)
Accumulated other comprehensive loss	(4,840,950)	(14,668,250)

Total equity	565,090,775	535,455,471

Total liabilities and equity	$1,827,391,944	$1,866,494,039

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
Interest income	$106,768,542	$106,716,344	$99,031,623
Other interest income, net	7,884,344	—	—
Interest expense	49,720,132	47,903,458	42,065,151

Net interest income	64,932,754	58,812,886	56,966,472

Other revenue:
Property operating income	27,666,252	32,641,249	30,127,260
Other income, net	270,360	1,645,465	2,290,714

Total other revenue	27,936,612	34,286,714	32,417,974

Other expenses:
Employee compensation and benefits	17,500,457	13,978,223	12,042,332
Selling and administrative	12,525,817	9,600,139	10,603,247
Property operating expenses	23,237,834	27,857,460	26,728,174
Depreciation and amortization	5,436,330	7,371,737	7,250,601
Impairment loss on real estate owned	—	250,000	1,000,000
Provision for loan losses (net of recoveries)	4,466,886	(308,511)	4,287,652
Management fee—related party	10,900,000	9,900,000	10,900,000

Total other expenses	74,067,324	68,649,048	72,812,006

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate, gain on sale of equity interests, incentive management fee, gain on extinguishment of debt and income (loss) from equity affiliates	18,802,042	24,450,552	16,572,440
Gain on acceleration of deferred income	19,171,882	—	—
Loss on termination of swaps	(4,629,647)	—	—
Gain on sale of real estate	7,784,021	1,603,763	—
Gain on sale of equity interests	—	85,793,466	—
Incentive management fee—equity interest—related party	—	(19,047,949)	—
Gain on extinguishment of debt	—	—	4,930,772
Income (loss) from equity affiliates	12,300,516	248,658	(204,475)

Net income	53,428,814	93,048,490	21,298,737

Preferred stock dividends	7,553,720	7,256,255	4,506,583
Net income attributable to noncontrolling interest	—	—	124,199

Net income attributable to common stockholders	$45,875,094	$85,792,235	$16,667,955

Basic earnings per common share	$0.90	$1.71	$0.39

Diluted earnings per common share	$0.90	$1.70	$0.39

Weighted average number of shares of common stock outstanding:
Basic	50,857,750	50,143,648	42,399,872

Diluted	51,007,328	50,368,344	42,835,144

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
Net income	$53,428,814	$93,048,490	$21,298,737
Unrealized gain (loss) on securities available-for-sale, net	70,605	(335,157)	382,130
Net unrealized gain on securities transferred to available- for-sale from held-to-maturity	—	—	431,476
Reclassification of unrealized gain on securities available-for-sale realized into earnings	—	(431,476)	(100,000)
Unrealized loss on derivative financial instruments, net	(1,018,587)	(1,318,318)	(520,195)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	4,626,192	—	—
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	6,149,090	12,653,954	14,131,036

Comprehensive income	63,256,114	103,617,493	35,623,184

Less:
Preferred stock dividends	7,553,720	7,256,255	4,506,583
Comprehensive income attributable to noncontrolling interest	—	—	124,199

Comprehensive income attributable to common stockholders	$55,702,394	$96,361,238	$30,992,402

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Balance—December 31, 2012	—	$—	31,249,225	$312,493	$476,136,813	$(207,558,257)	$(39,561,700)	$229,329,349	$1,931,773	$231,261,122
Issuance of common stock			17,625,000	176,250	129,184,501			129,360,751		129,360,751
Issuance of 8.25% Series A preferred stock	1,551,500	37,315,694						37,315,694		37,315,694
Issuance of 7.75% Series B preferred stock	1,260,000	30,338,961						30,338,961		30,338,961
Stock-based compensation			262,750	2,627	1,597,515			1,600,142		1,600,142
Forfeiture of unvested restricted stock			(667)	(7)	7			—		—
Distributions—common stock						(21,326,517)		(21,326,517)		(21,326,517)
Distributions—preferred stock						(4,506,583)		(4,506,583)		(4,506,583)
Distributions—preferred stock of private REIT						(14,500)		(14,500)		(14,500)
Net income						21,174,538		21,174,538	124,199	21,298,737
Decrease in non-controlling interest									(2,055,972)	(2,055,972)
Unrealized gain on securities available-for-sale, net							382,130	382,130		382,130
Net unrealized gain on securities transferred to available-for-sale from held-to-maturity							431,476	431,476		431,476
Reclassification of unrealized gain on securities available-for-sale realized into earnings							(100,000)	(100,000)		(100,000)
Unrealized loss on derivative financial instruments, net							(520,195)	(520,195)		(520,195)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							14,131,036	14,131,036		14,131,036

Balance—December 31, 2013	2,811,500	$67,654,655	49,136,308	$491,363	$606,918,836	$(212,231,319)	$(25,237,253)	$437,596,282	—	$437,596,282
Issuance of common stock			1,000,000	10,000	6,504,000			6,514,000		6,514,000
Cancellation of warrants					(2,602,500)			(2,602,500)		(2,602,500)
Issuance of 8.50% Series C preferred stock	900,000	21,641,250						21,641,250		21,641,250
Stock-based compensation			341,000	3,410	1,986,029			1,989,439		1,989,439
Distributions—common stock						(26,029,540)		(26,029,540)		(26,029,540)
Distributions—preferred stock						(7,256,255)		(7,256,255)		(7,256,255)
Distributions—preferred stock of private REIT						(14,698)		(14,698)		(14,698)
Net income						93,048,490		93,048,490		93,048,490
Unrealized loss on securities available-for-sale							(335,157)	(335,157)		(335,157)
Reclassification of unrealized gain on securities available-for-sale realized into earnings							(431,476)	(431,476)		(431,476)
Unrealized loss on derivative financial instruments, net							(1,318,318)	(1,318,318)		(1,318,318)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							12,653,954	12,653,954		12,653,954

Balance—December 31, 2014	3,711,500	$89,295,905	50,477,308	$504,773	$612,806,365	$(152,483,322)	$(14,668,250)	$535,455,471	$—	$535,455,471

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Arbor Realty Trust, Inc. Stockholders' Equity	Non- controlling Interest	Total
Stock-based compensation			486,124	4,861	3,437,822			3,442,683		3,442,683
Forfeiture of unvested restricted stock			(916)	(9)	9			—		—
Distributions—common stock						(29,495,314)		(29,495,314)		(29,495,314)
Distributions—preferred stock						(7,553,720)		(7,553,720)		(7,553,720)
Distributions—preferred stock of private REIT						(14,459)		(14,459)		(14,459)
Net income						53,428,814		53,428,814		53,428,814
Unrealized gain on securities available-for-sale							70,605	70,605		70,605
Unrealized loss on derivative financial instruments, net							(1,018,587)	(1,018,587)		(1,018,587)
Reclassification of of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps							4,626,192	4,626,192		4,626,192
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							6,149,090	6,149,090		6,149,090

Balance—December 31, 2015	3,711,500	$89,295,905	50,962,516	$509,625	$616,244,196	$(136,118,001)	$(4,840,950)	$565,090,775	$—	$565,090,775

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$53,428,814	$93,048,490	$21,298,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,436,330	7,371,737	7,250,601
Stock-based compensation	3,442,683	1,989,439	1,600,142
Gain on acceleration of deferred income	(19,171,882)	—	—
Loss on termination of swaps	4,629,647	—	—
Gain on sale of securities	—	(518,640)	(1,100,000)
Gain on sale of real estate	(7,784,021)	(1,603,763)	—
Gain on extinguishment of debt	—	—	(4,930,772)
Provision for loan losses (net of recoveries)	4,466,886	(308,511)	4,287,652
Impairment loss on real estate owned	—	250,000	1,000,000
Amortization and accretion of interest, fees and intangible asset, net	1,575,359	(185,461)	(3,127,093)
Gain on sale of equity interests	—	(85,793,466)	—
Incentive management fee—equity interest—related party	—	19,047,949	—
Change in fair value of non-qualifying swaps and linked transactions	—	(41,022)	1,798,161
(Income) loss from equity affiliates	(12,300,516)	(248,658)	204,475
Changes in operating assets and liabilities	2,624,389	(2,212,738)	(5,759,559)

Net cash provided by operating activities	36,347,689	30,795,356	22,522,344

Investing activities:
Loans and investments funded, originated and purchased, net	(985,008,307)	(908,769,736)	(594,127,146)
Payoffs and paydowns of loans and investments	985,788,250	987,700,535	378,738,674
Proceeds from sale of loans	—	—	4,424,097
Due to borrowers and reserves	—	—	(585,143)
Deferred fees	4,876,191	5,687,545	5,305,848
Purchases of securities, net	(1,551,716)	—	(29,024,327)
Principal collection on securities, net	2,100,000	663,684	38,614,122
Investment in real estate, net	(2,223,664)	(4,714,838)	(8,004,139)
Proceeds from sale of real estate, net	40,076,915	21,912,729	—
Proceeds from sale of available-for-sale securities	—	33,904,172	2,100,000
Contributions to equity affiliates	(19,323,597)	(526,499)	—
Distributions from equity affiliates	—	9,094,313	62,500
Redemption of investment in preferred shares, net	—	—	2,418,528

Net cash provided by (used in) investing activities	24,734,072	144,951,905	(200,076,986)

Financing activities:
Proceeds from repurchase agreements, loan participations, credit facilities and notes payable	593,879,165	402,080,235	235,145,560
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(636,939,891)	(382,019,058)	(205,482,156)
Proceeds from mortgage note payable—real estate owned	27,155,000	—	—
Paydowns and payoffs of mortgage notes payable—real estate owned	(30,984,357)	(22,766,647)	—
Proceeds from collateralized loan obligations	486,750,000	281,250,000	177,000,000
Proceeds from senior unsecured notes	—	97,860,025	—
Payoffs and paydowns of collateralized debt obligations	(312,071,055)	(307,482,803)	(167,154,040)
Payoffs and paydowns of collateralized loan obligations	(177,000,000)	(87,500,000)	—
Change in restricted cash	169,710,075	(162,354,455)	(12,514,227)
Payments on financial instruments underlying linked transactions	—	(59,613,649)	(165,385,926)
Receipts on financial instruments underlying linked transactions	—	66,027,912	175,181,262
Payments on swaps and margin calls to counterparties	(290,000)	(2,032,106)	(75,139,934)
Receipts on swaps and returns of margin calls from counterparties	4,840,000	8,993,010	80,653,523
Distributions paid to noncontrolling interest	—	—	(175,559)
Proceeds from issuance of common stock	—	6,800,000	134,176,328
Expenses paid on issuance of common stock	—	(285,919)	(4,788,877)
Proceeds from issuance of preferred stock	—	22,500,000	70,287,500
Expenses paid on issuance of preferred stock	—	(858,750)	(2,632,845)
Distributions paid on common stock	(29,495,314)	(26,029,540)	(21,326,517)
Distributions paid on preferred stock	(7,553,720)	(7,096,880)	(4,036,481)
Distributions paid on preferred stock of private REIT	(14,459)	(14,698)	(14,500)
Cancellation of warrants	—	(2,602,500)	—
Payment of deferred financing costs	(10,776,263)	(10,573,245)	(5,037,806)

Net cash provided by (used in) financing activities	77,209,181	(185,719,068)	208,755,305

Net increase (decrease) in cash and cash equivalents	138,290,942	(9,971,807)	31,200,663
Cash and cash equivalents at beginning of period	50,417,745	60,389,552	29,188,889

Cash and cash equivalents at end of period	$188,708,687	$50,417,745	$60,389,552

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Cash used to pay interest	$43,938,914	$42,756,229	$46,717,669

Cash used for taxes	$286,571	$80,101	$462,356

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664	$266,664

Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438	$203,438

Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375	$—

Investment transferred from real estate owned, net to real estate held-for-sale, net	$26,185,691	$2,904,057	$11,540,649

Loan transferred to real estate owned, net	$5,900,000	$—	$—

Satisfaction of participation loan	$1,300,000	$—	$—

Retirement of participation liability	$1,300,000	$—	$—

Reclassification of deferred financing costs from other assets to debt	$17,428,648	$13,928,552	$9,089,070

Mortgage note payable—real estate held-for-sale, net transferred to real estate owned, net	$—	$1,886,133	$—

Mortgage note payable—real estate owned, net transferred to real estate held-for-sale, net	$—	$—	$11,005,354

Accrued and unpaid expenses on common stock offerings	$—	$—	$26,700

Accrued and unpaid expenses on CLO offerings	$—	$—	$500,000

Transfer of held to maturity securities, net to available for sale, net	$—	$—	$34,049,310

Satisfaction of notes payable from real estate partnership	$—	$—	$33,438,472

Redemption of preferred investment from real estate partnership	$—	$—	$33,438,472

Deconsolidation of assets from real estate partnership	$—	$—	$18,662,363

Deconsolidation of liabilities from real estate partnership	$—	$—	$16,781,950

Deconsolidation of noncontrolling interest from real estate partnership	$—	$—	$1,880,413

Loan converted to other assets	$—	$—	$6,000,000

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1—Description of Business

        Arbor Realty Trust, Inc. is a Maryland corporation that was formed in 2003 to invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity. We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities. We conduct substantially all of our operations through our operating partnership, Arbor Realty Limited Partnership ("ARLP"), and ARLP's wholly-owned subsidiaries. We organize and conduct our operations to qualify as a REIT for federal income tax purposes.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include our financial statements, our wholly owned subsidiaries, and partnerships or other joint ventures in which we own a voting interest of greater than 50 percent, and variable interest entities ("VIEs") of which we are the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Current accounting guidance requires us to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. As a result of this guidance, we have separately disclosed parenthetically the assets and liabilities of our CLO and CDO subsidiaries on our consolidated balance sheets. Entities in which we have a significant influence are accounted for primarily under the equity method. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions and balances have been eliminated in consolidation.

        The preparation of consolidated financial statements in conformity with accounting principles generally acceptable in the U.S. ("GAAP") requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Further, in connection with

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

preparation of the consolidated financial statements, we evaluated events subsequent to the balance sheet date of December 31, 2015 through the issuance of the consolidated financial statements.

        Certain prior year amounts have been reclassified to conform to current period presentation. In the fourth quarter of 2015, we early adopted accounting guidance which reclassifies deferred debt issuance costs from other assets to the related liabilities. As a result of adopting this new guidance, we reclassified deferred financing costs totaling $17.4 million and $13.9 million from other assets to our debt facilities for the years ended December 31, 2015 and 2014, respectively.

        In past years, we repurchased shares of our common stock pursuant to a share repurchase program authorized by our Board of Directors. These repurchased shares are subject to state corporate laws that establish the legal status of redeemed shares and prevent them from being reported as treasury shares within the consolidated financial statements. We previously misclassified the repurchased shares as treasury stock. These share repurchases should have been classified as reductions of common stock and additional paid-in capital. The accompanying consolidated balance sheets and consolidated statements of changes in equity have been restated for all periods presented to correct the misclassification. The correction results in reductions in common stock and additional paid-in capital of $26,507 and $17.1 million, respectively, for all periods presented. The reclassification has no impact on any other amounts included in our previously reported consolidated financial statements.

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

Restricted Cash

        Restricted cash primarily represents proceeds from loan repayments on deposit with the trustees for our CLOs which will be used for principal repayments, unfunded loan commitments and interest payments received from loans. See Note 7—"Debt Obligations." Restricted cash is also held by our real estate owned assets due to escrow requirements.

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

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

        From time to time, we may enter into an agreement to sell a loan. These loans are considered held-for-sale and are valued at the lower of the loan's carrying amount or fair value less costs to sell. For the sale of loans, recognition occurs when ownership passes to the buyer.

        At the time of purchase, we designate a security as available-for-sale, held-to-maturity, or trading depending on our ability and intent to hold it to maturity. We do not have any securities designated as held-to-maturity or trading as of December 31, 2015. Securities available-for-sale are reported at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. The determination of other-than-temporary impairment is a subjective process requiring judgments and assumptions and is not necessarily intended to indicate a permanent decline in value. The process may include, but is not limited to, assessment of recent market events and prospects for near-term recovery, assessment of cash flows, internal review of the underlying assets securing the investments, credit of the issuer and the rating of the security, as well as our ability and intent to hold the investment to maturity. Management closely monitors market conditions on which it bases such decisions.

Impaired Loans, Allowance for Loan Losses and Charge-offs

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

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

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

        We allocate the purchase price of our operating properties to land, building, tenant improvements, deferred lease costs for the origination of the in-place leases, intangibles for the value of the above or below market leases at fair value and to any other identified intangible assets or liabilities. We finalize our purchase price allocation on these assets within one year of the acquisition date. We amortize the value allocated to the in-place leases over the remaining lease term, which is reported in depreciation and amortization expense on our consolidated statements of income. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

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

        We recognize sales of real estate properties upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gain on real estate sold is recognized using the full accrual method when the collectability of the sale price is reasonably assured and we are not obligated to perform significant activities after the sale. A gain may be deferred in whole or in part until collectability of the sales price is reasonably assured and the earnings process is complete.

Revenue Recognition

        Interest income—Interest income is recognized on the accrual basis as it is earned from loans, investments and securities. In certain instances, the borrower pays an additional amount of interest at the time the loan is closed, an origination fee, a prepayment fee and/or deferred interest upon maturity. In some cases, interest income may also include the amortization or accretion of premiums and discounts arising from the purchase or origination of the loan or security. This additional income, net of any direct loan origination costs incurred, is deferred and accreted into interest income on an effective yield or "interest" method adjusted for actual prepayment activity over the life of the related loan or security as a yield adjustment. Income recognition is suspended for loans when, in the opinion of management, a full recovery of all contractual principal is not probable. Income recognition is resumed when the loan becomes contractually current and performance is resumed. We record interest income on certain impaired loans to the extent cash is received, as the borrower continues to make interest payments. We record loan loss reserves related to these loans when it is deemed that full recovery of principal and accrued interest is not probable.

        Several of our loans provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

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

        Other income, net—Other income, net represents loan structuring, modification, defeasance, and miscellaneous asset management fees associated with our loan and investment portfolio as well as net interest income and gains and losses recorded on linked transactions. We recognize these forms of income when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided.

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

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

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

Income Taxes

        We organize and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on its REIT-taxable income that it distributes to its stockholders, provided that it distributes at least 90% of its REIT-taxable income and meets certain other requirements. Certain REIT income may be subject to state and local income taxes. Certain of our assets or operations that would not otherwise comply with the REIT requirements are owned or conducted by our taxable REIT subsidiaries ("TRS"), the income of which is subject to federal and state income taxes.

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using current tax rates. The deferred tax assets and liabilities of the TRSs relate primarily to expenses not currently deductible and net operating and capital loss carryforwards. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of certain deferred tax assets is dependent on the TRSs generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets.

        We periodically evaluate tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. We report interest and penalties related to tax uncertainties as a component of the income tax provision.

Other Comprehensive Income

        We divide comprehensive income or loss into net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities. In addition, to the extent our derivative instruments qualify as hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss).

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

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

Hedging Activities and Derivatives

        We recognize all derivatives as either assets or liabilities at fair value and these amounts are recorded in other assets or other liabilities on the consolidated balance sheets. Additionally, the fair value adjustments will affect either accumulated other comprehensive income until the hedged item is recognized in earnings, or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. We use derivatives for hedging purposes rather than speculation. Fair values are approximated based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

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

        In connection with our interest rate risk management, we periodically hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. Specifically, our derivative financial instruments are used to manage differences in the amount, timing, and duration of our expected cash receipts and our expected cash payments principally related to our investments and borrowings. Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We have entered into various interest rate swap agreements in the past to hedge our exposure to interest rate risk on (i) variable rate borrowings as it relates to fixed rate loans; (ii) the difference between the CDO investor return being based on the three-month LIBOR index while the supporting assets of the CDO are based on the one-month LIBOR index; and (iii) use of LIBOR rate caps in loan agreements.

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

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

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

        In certain circumstances, we have financed the purchase of Residential Mortgage Backed Securities ("RMBS") investments through a repurchase agreement with the same counterparty, which qualified as a linked transaction. If both transactions were entered into contemporaneously or in contemplation of each other, the transactions were presumed to be linked transactions unless certain criteria were met, and we accounted for the purchase of such securities and the repurchase agreement on a combined basis as a forward contract derivative at fair value which was reported in other assets on the consolidated balance sheets. Linked transactions were not designated as hedging instruments and, as a result, the change in the fair value and net interest income from linked transactions was reported in other income on the consolidated statements of income. The analysis of transactions under these rules required management's judgment and experience. The fair value of linked transactions reflected the value of the underlying RMBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.

        We have no master netting or similar arrangements and do not offset derivatives.

Variable Interest Entities

        We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, junior subordinated notes and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs. This evaluation resulted in our determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, CLOs, and investments in debt securities were potential VIEs or variable interests in VIEs. See Note 9—"Variable Interest Entities" for our evaluation.

Recently Issued Accounting Pronouncements

        In January 2016, the Financial Accounting Standards Board ("FASB") amended its guidance on the recognition and measurement of financial assets and liabilities. The guidance is effective for the first quarter of 2018 and we are currently evaluating the impact it may have on our consolidated financial statements.

        In September 2015, the FASB amended its guidance on measurement-period adjustments arising from business combinations. The guidance is effective for the first quarter of 2016 and we do not expect it to have a material effect on our consolidated financial statements.

        In April 2015, the FASB amended its guidance on the balance sheet presentation of debt issuance costs. The guidance is effective for the first quarter of 2016. We early adopted this guidance in the fourth quarter of 2015 and it did not have a material effect on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 2—Summary of Significant Accounting Policies (Continued)

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

        In April 2014, the FASB issued updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. As a result of this new guidance, future dispositions of real estate owned assets may no longer meet the criteria to be considered as discontinued operations. The guidance was effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. We early adopted this new guidance in the first quarter of 2014.

Note 3—Loans and Investments

        The following table sets forth the composition of our loan and investment portfolio:

	December 31, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate(1)	Wtd. Avg. Remaining Months to Maturity	First Dollar LTV Ratio(2)	Last Dollar LTV Ratio(3)
Bridge loans	$1,353,132,435	88%	105	5.48%	16.7	0%	75%
Mezzanine loans	40,390,905	3%	11	8.19%	32.9	35%	83%
Junior participation loans	62,256,582	4%	2	4.50%	11.2	85%	87%
Preferred equity investments	89,346,123	5%	10	7.52%	30.5	43%	80%

	1,545,126,045	100%	128	5.63%	17.7	7%	76%

Unearned revenue	(8,030,129)
Allowance for loan losses	(86,761,575)

Loans and investments, net	$1,450,334,341

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 3—Loans and Investments (Continued)

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

        In the fourth quarter of 2015, we took possession of three co-operative apartments in Manhattan, New York that were held as collateral for a first mortgage that was previously written off. The apartments had a fair value of $2.2 million and were recorded as other assets on our consolidated balance sheet.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 3—Loans and Investments (Continued)

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

Concentration of Credit Risk

        We operate in one portfolio segment, commercial mortgage loans and investments. Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk. We are subject to concentration risk in that, as of December 31, 2015, the unpaid principal balance related to 22 loans with five different borrowers represented 22% of total assets. At December 31, 2014, the unpaid principal balance related to 31 loans with five different borrowers represented 23% of total assets. In addition, in 2015 and 2014, no single loan or investment represented 10% of our total assets and no single investor group generated 10% of our revenue.

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

December 31, 2015

Note 3—Loans and Investments (Continued)

underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

        As a result of the loan review process at December 31, 2015 and 2014, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $154.7 million and $189.4 million, respectively, and a weighted average last dollar LTV ratio of 94% and 94%, respectively.

        A summary of the loan and investment portfolio's weighted average internal risk ratings and LTV ratios by asset class is as follows:

	December 31, 2015
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multifamily	$1,083,822,788	70.1%	3.0	2%	75%
Office	198,829,086	12.9%	3.0	27%	75%
Land	164,410,838	10.6%	3.8	5%	90%
Hotel	66,250,000	4.3%	3.5	32%	80%
Other	31,813,333	2.1%	3.1	13%	67%

Total	$1,545,126,045	100.0%	3.1	7%	76%

	December 31, 2014
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	First Dollar LTV Ratio	Last Dollar LTV Ratio
Multifamily	$1,157,462,400	72.9%	2.9	10%	73%
Office	230,491,164	14.5%	3.3	29%	79%
Land	128,367,601	8.1%	3.9	6%	88%
Hotel	66,250,000	4.2%	3.5	32%	83%
Other	4,858,333	0.3%	2.9	69%	75%

Total	$1,587,429,498	100.0%	3.1	13%	76%

Geographic Concentration Risk

        As of December 31, 2015, 34%, 14%, 14% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, California and Texas, respectively. As of December 31, 2014, 28%, 14% and 10% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Texas and Florida, respectively.

Impaired Loans and Allowance for Loan Losses

        We perform an evaluation of the loan portfolio quarterly to assess the performance of our loans and whether a reserve for impairment should be recorded. We consider a loan impaired when, based

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 3—Loans and Investments (Continued)

upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and accrued interest according to the contractual terms of the loan agreement.

        During the year ended December 31, 2015, we determined that the fair value of the underlying collateral securing five impaired loans with an aggregate carrying value of $125.3 million was less than the net carrying value of the loans, resulting in a $6.5 million provision for loan losses. In addition, during 2015, we recorded $2.0 million of net recoveries of previously recorded loan loss reserves resulting in a $4.5 million net recovery provision. These recoveries were recorded in provision for loan losses on the consolidated statements of income. Of the $6.5 million of loan loss reserves recorded during 2015, $4.0 million was attributable to loans on which we had previously recorded reserves, while $2.5 million of reserves related to other loans in our portfolio.

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

        At December 31, 2015, we had a total of nine loans with an aggregate carrying value, before loan loss reserves, of $189.2 million for which impairment reserves have been recorded. At December 31, 2014, we had a total of ten loans with an aggregate carrying value, before loan loss reserves, of $221.6 million for which impairment reserves have been recorded. At December 31, 2013, we had a total of 15 loans with an aggregate carrying value, before loan loss reserves, of $207.5 million for which impairment reserves have been recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 3—Loans and Investments (Continued)

        A summary of the changes in the allowance for loan losses is as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Allowance at beginning of the period	$115,487,320	$122,277,411	$161,706,313
Provision for loan losses	6,509,149	9,026,712	6,500,000
Charge-offs	(32,000,000)	(6,501,079)	(24,713,459)
Charge-off on loan reclassified to real estate owned, net	(2,500,000)	—	—
Charge-off on loan converted to other assets	—	—	(19,000,000)
Recoveries of reserves	(734,894)	(9,315,724)	(2,215,443)

Allowance at end of the period	$86,761,575	$115,487,320	$122,277,411

        A summary of charge-offs and recoveries by asset class is as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Charge-offs:
Multifamily	$—	$(6,501,079)	$(4,789,815)
Office	(2,500,000)	—	(6,252,129)
Land	—	—	(19,000,000)
Hotel	(32,000,000)	—	(3,671,515)
Condo	—	—	(10,000,000)

Total	$(34,500,000)	$(6,501,079)	$(43,713,459)

Recoveries:
Multifamily	$(754,394)	$(7,815,724)	$(1,510,949)
Office	—	(1,500,000)	(704,494)
Land	(1,287,869)	—	—

Total	$(2,042,263)	$(9,315,724)	$(2,215,443)

Net Recoveries (Charge-offs)	$(32,457,737)	$2,814,645	$(41,498,016)

Ratio of net charge-offs during the period to average loans and investments outstanding during the period	(2.1)%	0.2%	(2.6)%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 3—Loans and Investments (Continued)

        There were no loans for which the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of December 31, 2015, 2014 and 2013.

        For the year ended December 31, 2015, charge-off activity was comprised of a $32.0 million charge-off of previously recorded reserves due to the write-off of a fully reserved junior participation loan. We also charged-off $2.5 million in connection with the transfer of an office building by deed in lieu of foreclosure to real estate owned, net.

        For the year ended December 31, 2014, charge-off activity was comprised of a $6.5 million charge-off to previously recorded reserves from the write-off of a mezzanine loan and a bridge loan that had an aggregate carrying value of $11.9 million.

        For the year ended December 31, 2013, charge-off activity was comprised of a $23.2 million charge-off to previously recorded reserves from the write-off of several loans that had an aggregate carrying value of $23.2 million; a $19.0 million charge-off in connection with the transfer of land that was held as collateral for a $25.0 million loan to other assets at a fair value of $6.0 million; and a $1.5 million charge-off in connection with receiving proceeds of $4.4 million from the sale of a $5.9 million bridge loan. The land transferred to other assets is 20.5 acres of usable land and 2.3 acres of submerged land located on the banks of the St. John's River in downtown Jacksonville, Florida and is currently zoned for the development of up to 60 dwellings per acre. This land was held as collateral by a joint venture that we assumed full ownership of and the related loan was consolidated.

        We have six loans with a carrying value totaling $118.1 million at December 31, 2015, which mature in September 2017, that are collateralized by a land development project. The loans do not carry a current pay rate of interest, but four of the loans with a carrying value totaling $97.5 million entitle us to a weighted average accrual rate of interest of approximately 9.60%. We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and we deemed the collection of this interest to be doubtful. We have recorded cumulative allowances for loan losses of $49.1 million related to these loans as of December 31, 2015. The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development's outputs upon completion of the project, and litigation risk. Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 3—Loans and Investments (Continued)

        A summary of our impaired loans by asset class is as follows:

	December 31, 2015			Year Ended December 31, 2015
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$7,362,115	$7,350,764	$5,505,653	$23,301,005	$314,910
Office	27,580,582	22,796,444	21,972,444	31,833,582	1,804,967
Land	127,468,667	122,875,774	53,883,478	124,639,534	—
Hotel	34,750,000	34,486,433	3,700,000	34,750,000	1,050,312
Commercial	1,700,000	1,700,000	1,700,000	850,000	—

Total	$198,861,364	$189,209,415	$86,761,575	$215,374,121	$3,170,189

	December 31, 2014			Year Ended December 31, 2014
Asset Class	Unpaid Principal Balance	Carrying Value(1)	Allowance for Loan Losses	Average Recorded Investment(2)	Interest Income Recognized
Multi-family	$39,239,894	$39,232,710	$36,469,894	$52,487,834	$763,208
Office	36,086,582	30,498,273	23,972,444	36,086,582	1,788,152
Land	121,810,400	117,621,457	51,344,982	118,948,175	—
Hotel	34,750,000	34,249,959	3,700,000	17,375,000	664,678

Total	$231,886,876	$221,602,399	$115,487,320	$224,897,591	$3,216,038

(1)
Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class and was comprised of nine loans at December 31, 2015 and ten loans at December 31, 2014.

(2)
Represents an average of the beginning and ending UPB of each asset class.

        As of December 31, 2015, three loans with an aggregate net carrying value of less than $0.1 million, net of related loan loss reserves on the loans of $22.9 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received. Full income recognition will resume when the loan becomes contractually current and performance has recommenced. As of December 31, 2014, three loans with an aggregate net carrying value of $7.0 million, net of related loan loss reserves on two of the loans of $34.0 million, were classified as non-performing.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 3—Loans and Investments (Continued)

        A summary of our non-performing loans by asset class is as follows:

	December 31, 2015			December 31, 2014
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Multi-family	$765,799	$—	$765,799	$32,765,799	$765,799	$32,000,000
Office	20,472,444	—	20,472,444	8,277,757	—	8,277,757
Commercial	1,700,000	—	1,700,000	—	—	—

Total	$22,938,243	$—	$22,938,243	$41,043,556	$765,799	$40,277,757

        At December 31, 2015, we did not have any loans contractually past due 90 days or more that are still accruing interest.

        A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Year Ended December 31, 2015
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest
Multifamily	5	$35,609,122	5.12%	$35,609,122	5.12%
Office	1	2,430,000	3.69%	2,430,000	3.69%

Total	6	$38,039,122	5.03%	$38,039,122	5.03%

	Year Ended December 31, 2014
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest
Hotel	1	$35,000,000	1.95%	$34,750,000	2.95%

        There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of December 31, 2015 and 2014 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the years ended December 31, 2015 and 2014. We had unfunded commitments of $0.1 million on the extended loans which were considered troubled debt restructurings as of December 31, 2015 and no unfunded commitment on the extended loan which was considered troubled debt restructuring as of December 31, 2014.

        Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs. As of December 31, 2015, we had total interest reserves of $17.2 million on 63 loans with an aggregate UPB of $895.4 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 4—Securities

        The following is a summary of our securities classified as available-for-sale at December 31, 2015:

	Face Value	Amortized Cost	Cumulative Unrealized Gain	Carrying Value / Estimated Fair Value
Federal Home Loan Mortgage Corporation	$1,500,000	$1,551,716	$—	$1,551,716
2,939,465 common shares of CV Holdings, Inc.	—	58,789	411,525	470,314

Total available-for-sale securities	$1,500,000	$1,610,505	$411,525	$2,022,030

        The following is a summary of our securities classified as available-for-sale at December 31, 2014:

	Face Value	Amortized Cost	Cumulative Unrealized (Loss) / Gain	Carrying Value / Estimated Fair Value
Commercial mortgage-backed security (CMBS)	$2,100,000	$2,100,000	$(100,000)	$2,000,000
2,939,465 common shares of CV Holdings, Inc.	—	58,789	440,920	499,709

Total available-for-sale securities	$2,100,000	$2,158,789	$340,920	$2,499,709

        In the fourth quarter of 2015, we purchased a federal home loan mortgage corporation security at a premium for $1.6 million. This security bore interest at a fixed rate of 3.241% with a scheduled maturity in 2024. We sold this security in January 2016 for $1.6 million and recognized a gain of less than $0.1 million.

        In the second quarter of 2015, our CMBS investment, which had a carrying value of $2.0 million, paid off in full. In connection with this pay off, we received proceeds of $2.1 million and reversed a $0.1 million unrealized loss from accumulated other comprehensive loss on our consolidated balance sheet. Our CMBS investment had an underlying credit rating of CCC– based on the rating published by Standard & Poor's at December 31, 2014.

        In the first quarter of 2014, we sold all of our RMBS investments, which had an aggregate carrying value of $33.4 million, for $33.9 million and recorded a net gain of $0.5 million to other income, net on our consolidated statements of income, which includes the reclassification of a net unrealized gain of $0.4 million from accumulated other comprehensive loss on our consolidated balance sheet. Included in these sales were two RMBS investments with deteriorated credit quality that had an aggregate carrying value of $25.8 million and that were sold for $25.9 million. The RMBS investments were financed with two repurchase agreements totaling $25.3 million which were repaid with the proceeds.

        The weighted average yield on our CMBS and RMBS investments, including the amortization of premium and the accretion of discount, based on their face values was 1.04% and 1.80% for the years ended December 31, 2015 and 2014, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 5—Investments in Equity Affiliates

        The following is a summary of our investments in equity affiliates:

	Investment in Equity Affiliates at
			UPB of Loans to Equity Affiliates at December 31, 2015
Equity Affiliates	December 31, 2015	December 31, 2014
Arbor Residential Investor LLC	$25,923,679	$—	$—
West Shore Café	1,955,933	1,872,661	1,687,500
Lightstone Value Plus REIT L.P	1,894,727	1,894,727	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	92,796	98,578	4,994,166
Lexford Portfolio	100	100	2,324,000
Ritz-Carlton Club	—	—	—

Total	$30,870,235	$4,869,066	$9,005,666

        We account for all investments in equity affiliates under the equity method.

        Arbor Residential Investor LLC ("ARI")—In the first quarter of 2015, we invested $9.6 million for 50% of our Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. Our Manager retained a promote of 25% over a 10% return on this investment. As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business. As a result of the business's profitability to date, we currently own a 20% indirect interest. During the year ended December 31, 2015, we recorded $6.6 million to income from equity affiliates in our consolidated statements of income related to this investment.

        In the first quarter of 2015, we invested $1.7 million through ARI for 100% of our Manager's investment in non-qualified residential mortgages purchased from the mortgage banking business's origination platform, resulting in a non-controlling ownership interest of 50% in this investment. We also funded $7.9 million of additional mortgage purchases during 2015, for a total investment of $9.7 million as of December 31, 2015. During 2015, we recorded income from equity affiliates of less than $0.1 million in our consolidated statements of income related to this investment.

        West Shore Café—We own a 50% noncontrolling interest in the West Shore Lake Café, a restaurant/inn lakefront property in Lake Tahoe, California. During the second quarter of 2014, we provided a $1.7 million first mortgage loan to an affiliated entity to acquire property adjacent to the original property, which matures in May 2017 and bears interest at LIBOR plus 4.00%.

        Lightstone Value Plus REIT L.P. / JT Prime—We own a $1.9 million interest in an unconsolidated joint venture that holds common operating partnership units of Lightstone Value Plus REIT L.P. ("Lightstone"). The joint venture owned $56.0 million of preferred and common operating partnership units of Lightstone and had debt of $50.2 million, in which we had a two thirds interest in a consolidated entity. In 2013, our portion of the preferred operating partnership units were redeemed, the note related to our portion was repaid in full and the entity was deconsolidated. During the year

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 5—Investments in Equity Affiliates (Continued)

ended December 31, 2013, we recorded $1.8 million of dividends from the operating partnership units which were reflected in interest income, and $1.3 million of interest expense in our consolidated statements of income. We also own a 50% non-controlling interest in an unconsolidated joint venture, JT Prime, which holds common operating partnership units of Lightstone at a carrying value of $0.4 million. During the years ended December 31, 2015, 2014 and 2013, we recorded $0.2 million, $0.2 million and $0.1 million, respectively, to income from equity affiliates in our consolidated statements of income related to these investments.

        Issuers of Junior Subordinated Notes—We have invested a total of $0.6 million for 100% of the common shares of two affiliated entities of ours. These entities pay dividends on both the common shares and preferred securities on a quarterly basis at variable rates based on three-month LIBOR. See Note 7—"Debt Obligations" for further details.

        East River Portfolio—In August 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture is comprised of a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, who together own an interest of 95%. In August 2014, we originated two bridge loans totaling $5.0 million with an interest rate of 5.5% over one-month LIBOR and a maturity date of March 2016. See Note 14—"Agreements and Transactions with Related Parties" for further details.

        Lexford Portfolio—We, along with third party investors, made a $0.1 million equity investment into Lexford, a portfolio of multifamily assets. Our portion of this investment is a $44,000 noncontrolling interest. In the third and fourth quarters of 2015, we received distributions from this equity investment and recognized income totaling $4.5 million, net of expenses. The $4.5 million of income is comprised of income from equity affiliates of $5.5 million, partially offset by $1.0 million of expenses related to these distributions that were recorded in employee compensation and benefits. See Note 14—"Agreements and Transactions with Related Parties" for further details.

        Ritz-Carlton Club—We owned a 19.09% non-controlling interest with a 10% return subject to certain conditions in the Ritz-Carlton Club, a condominium project in Lake Tahoe, California. During 2012, we recorded $0.8 million of losses from the entity against the equity investment reducing the balance of our investment to $0. As of December 31, 2015, we no longer have an interest in this investment.

        930 Flushing & 80 Evergreen—We had a 12.5% preferred interest in a joint venture that owns and operates two commercial properties. We also had a $22.4 million bridge loan and a $0.5 million mezzanine loan outstanding to affiliated entities of the joint venture. In May 2014, our interest in the properties was sold and we received $7.9 million in cash. As a result, we recorded a gain on sale of equity interest in our consolidated statements of income of $7.9 million and reduced our investment to $0. In July 2014, our outstanding loans totaling $22.9 million to this joint venture were repaid in full. We no longer have an interest in this investment.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 5—Investments in Equity Affiliates (Continued)

        450 West 33rd Street—We were a 29% participant in an investor group that owned a non-controlling interest in an office building at 450 West 33rd Street in Manhattan, New York. The investor group, as a whole, had a 1.44% ownership interest in the property and 50% of the property's air rights, both were retained from the transfer of control of the property in 2007. As part of this transaction, we recorded a deferred gain of $77.1 million as a result of the joint venture members guaranteeing a portion of the debt outstanding on the property. In 2014, the existing debt on the property was refinanced and our portion of the guarantee was terminated, resulting in the recognition of the $77.1 million deferred gain as well as a $19.0 million prepaid incentive management fee for a non-cash net gain of $58.1 million. See Note 14—"Agreements and Transactions with Related Parties" for details of the prepaid incentive fee recorded.

        In 2014, we invested an additional $0.3 million into this investment. In the fourth quarter of 2014, we sold our remaining interest in this property for $1.1 million and recorded a gain on sale of $0.8 million. We no longer have an interest in this investment.

Summarized Financial Information

        The condensed combined balance sheets for our unconsolidated investments in equity affiliates accounted for under the equity method are as follows:

	December 31,
Condensed Combined Balance Sheets	2015	2014
Assets:
Cash and cash equivalents	$29,829,360	$22,551,762
Real estate assets	973,649,322	639,813,257
Other assets	121,802,429	19,169,267

Total assets	$1,125,281,111	$681,534,286

Liabilities:
Notes payable	$1,044,965,627	$691,487,617
Other liabilities	30,064,837	22,653,656

Total liabilities	1,075,030,464	714,141,273

Stockholders' equity Arbor(1)	30,292,234	4,291,066
Stockholders' equity (deficit)	19,958,413	(36,898,053)

Total stockholders' equity (deficit)	50,250,647	(32,606,987)

Total liabilities and equity (deficit)	$1,125,281,111	$681,534,286

(1)
Combined with $0.6 million of equity relating to the issuance of junior subordinated notes, equals $30.9 million of investments in equity affiliates at December 31, 2015. Combined with $0.6 million of equity relating to the issuance of junior subordinated notes, equals $4.9 million of investments in equity affiliates at December 31, 2014.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 5—Investments in Equity Affiliates (Continued)

        The condensed combined statements of operations for our unconsolidated investments in equity affiliates accounted for under the equity method for the years presented are as follows:

	Year Ended
Statements of Operations:	2015	2014	2013
Revenue:
Rental income	$95,937,528	$89,192,393	$85,550,846
Interest income	10,215,267	258,516	477,935
Operating income	130,931,755	4,168,348	5,709,013
Reimbursement income	6,800,824	6,500,526	6,653,440
Other income	15,320,832	7,993,602	6,686,053

Total revenues	259,206,206	108,113,385	105,077,287

Expenses:
Operating expenses	157,772,966	59,266,385	58,265,261
Interest expense	43,766,835	33,032,580	36,060,617
Depreciation and amortization	21,763,714	26,793,320	23,345,096
Other expenses	1,627,791	620,906	493,627

Total expenses	224,931,306	119,713,191	118,164,601

Net income (loss)	$34,274,900	$(11,599,806)	$(13,087,314)

Arbor's Share of income (loss)	$12,300,516	$248,658	$(204,475)

Note 6—Real Estate Owned and Held-For-Sale

        Our real estate assets were comprised of three multifamily properties (the "Multifamily Portfolio"), two hotel properties (the "Hotel Portfolio") and an office building at December 31, 2015 and four multifamily properties and five hotel properties at December 31, 2014.

        As of December 31, 2015 and 2014, the Multifamily Portfolio had a mortgage note payable of $27.2 million and $31.0 million, respectively. See Note 7—"Debt Obligations" for further details.

Real Estate Owned

	December 31, 2015				December 31, 2014
	Multifamily Portfolio	Hotel Portfolio	Office Building	Total	Multifamily Portfolio	Hotel Portfolio	Total
Land	$5,538,844	$3,293,651	$4,509,000	$13,341,495	$5,538,844	$9,393,651	$14,932,495
Building and intangible assets	32,643,889	30,338,882	1,391,000	64,373,771	31,249,869	58,818,891	90,068,760
Less: accumulated depreciation and amortization	(9,399,041)	(7,329,615)	(141,101)	(16,869,757)	(7,414,267)	(12,661,347)	(20,075,614)

Real estate owned, net.	$28,783,692	$26,302,918	$5,758,899	$60,845,509	$29,374,446	$55,551,195	$84,925,641

        As of December 31, 2015, 2014 and 2013, our Multifamily Portfolio had a weighted average occupancy rate of approximately 94%, 90% and 85%, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 6—Real Estate Owned and Held-For-Sale (Continued)

        For the years ended December 31, 2015, 2014 and 2013, our Hotel Portfolio had a weighted average occupancy rate of approximately 53%, 51% and 48%, respectively, a weighted average daily rate of approximately $90, $76 and $79, respectively, and a weighted average revenue per available room of approximately $48, $39 and $38, respectively. The operation of the hotel properties are seasonal with the majority of revenues earned in the first two quarters of the calendar year.

        In the third quarter of 2015, we acquired an office building by deed in lieu of foreclosure that was held as collateral for a first mortgage loan with a carrying value at the acquisition date of $5.9 million, net of reserves. We finalized the purchase price allocation in the fourth quarter of 2015. The office building was fully occupied at December 31, 2015.

        Our real estate assets had restricted cash balances totaling $1.6 million and $1.7 million as of December 31, 2015 and 2014, respectively, due to escrow requirements.

Real Estate Held-For-Sale

        As of December 31, 2015, there was one property in the Hotel Portfolio with a carrying value of $8.7 million classified as real estate held-for-sale. In 2015, three properties in the Hotel Portfolio with a combined carrying value of $26.2 million were reclassified from real estate owned to real estate held-for-sale due to proposed sales. Two of these properties were sold in 2015 and we recognized a total gain of $3.8 million. Also in 2015, we sold a property in our Multifamily Portfolio as well as a property in the Hotel Portfolio classified as held-for-sale for a total of $18.8 million and recognized a gain of $4.0 million. In 2014, a property in the Multifamily Portfolio was sold for $3.1 million. In connection with this sale, we recorded a loss on sale of $0.2 million and a reduction of the mortgage note payable of $3.4 million. During 2014, we recorded an impairment loss of $0.3 million related to this property as a result of an impairment analysis based on indicators of value from market participants.

        The results of operations for properties classified as held-for-sale are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Property operating income	$10,971,555	$14,362,030	$13,322,212
Expenses:
Property operating expense	8,224,101	11,243,246	10,831,649
Depreciation	1,562,101	2,877,143	2,681,999

Net income (loss)	$1,185,353	$241,641	$(191,436)

Note 7—Debt Obligations

        We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments. Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

Credit Facilities and Repurchase Agreements

        The following table outlines borrowings under our credit facilities and repurchase agreements:

	December 31, 2015				December 31, 2014
	Debt Principal Balance	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate	Debt Principal Balance	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate
$150 million warehouse repurchase facility	$58,270,774	$57,610,463	$99,641,504	2.70%	$—	$—	$—	—
$100 million warehousing credit facility	24,582,200	24,328,863	38,000,000	2.62%	92,520,637	92,324,890	128,593,000	2.45%
$75 million warehousing credit facility	13,852,500	13,766,445	18,470,000	2.59%	42,975,000	42,859,751	58,000,000	2.45%
$75 million warehousing credit facility	—	—	—	—	29,890,563	29,866,116	45,422,236	2.20%
$25 million warehousing credit facility	24,120,000	24,114,494	30,200,000	2.46%	—	—	—	—
$16.5 million term credit facility	16,500,000	16,431,870	29,750,000	3.22%	—	—	—	—
$15 million term credit facility	—	—	—	—	15,000,000	14,996,242	—	7.50%

Total credit facilities and repurchase agreements	$137,325,474	$136,252,135	$216,061,504	2.69%	$180,386,200	$180,046,999	$232,015,236	2.84%

        At December 31, 2015 and 2014, the weighted average interest rate for our credit facilities and repurchase agreements was 2.69% and 2.84%, respectively, and was calculated on the outstanding principal balance of the facility. Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 3.42% and 3.06% at December 31, 2015 and 2014, respectively. There were no interest rate swaps on these facilities at December 31, 2015 and 2014.

        In January 2015, we entered into a $150.0 million warehouse repurchase facility with a financial institution to finance a significant portion of the unwind of our CDO I and CDO II vehicles. See "Collateralized Debt Obligations" below. The facility bears interest at a rate of 212.5 basis points over LIBOR on senior mortgage loans, 350.0 basis points over LIBOR on junior mortgage loans, and matures in January 2017 with a one-year extension option. If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this repurchase agreement. Debt carrying value is net of $0.7 million of deferred financing fees at December 31, 2015. In July 2015, we amended the facility to temporarily increase the committed amount to $175.0 million until December 31, 2015.

        We have a $100.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bore interest at a rate of 225 basis points over LIBOR and was to mature in April 2015. In April 2015, we extended the maturity to May 2015. In May 2015, we amended the facility decreasing the rate of interest to 215 basis points over LIBOR and extended the maturity to May 2017 with a one-year extension option, subject to certain conditions. The facility has a maximum advance rate of 75% and also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates. Debt carrying value is net of $0.3 million and $0.2 million of deferred financing fees at December 31, 2015 and 2014, respectively.

        We have a $75.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bore interest at a rate of 225 basis points over LIBOR and was to

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

mature in June 2015. In June 2015, we amended the facility, extending the maturity to June 2016, decreasing the rate of interest to 212.5 basis points over LIBOR, and added a new $25.0 million sublimit to finance healthcare related loans. The healthcare related loans will have an interest rate ranging from 225 basis points to 250 basis points over LIBOR depending on the type of healthcare facility financed. The facility has a maximum advance rate of 75%. Debt carrying value is net of $0.1 million of deferred financing fees at both December 31, 2015 and 2014.

        We have another $75.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily and commercial properties that bears interest at a rate of 200 basis points over LIBOR and was to mature in April 2015. In April 2015, the facility was increased from $60.0 million to $75.0 million and the maturity was extended to April 2016. The facility has a maximum advance rate of 70% or 75%, depending on the property type. Debt carrying value is net of less than $0.1 million of deferred financing fees at both December 31, 2015 and 2014.

        In February 2015, we entered into a $25.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties. The facility bears interest at a rate of 200 basis points over LIBOR and was to mature in February 2016. Debt carrying value is net of less than $0.1 million of deferred financing fees at December 31, 2015. In February 2016, we amended the facility, increasing the committed amount to $50.0 million and extending the maturity to February 2017 with two one-year extension options, subject to certain conditions.

        In September 2015, we entered into a $16.5 million term facility with a financial institution to finance a first mortgage loan. The facility bears interest at a rate of 275 basis points over LIBOR, matures in December 2016 and has a compensating balance requirement of $3.0 million to be maintained by us and our affiliates. Debt carrying value is net of $0.1 million of deferred financing fees at December 31, 2015.

        We had a $15.0 million term facility that bore interest at a fixed rate of 7.5%, had a maturity in August 2015 and was secured by a portion of the bonds originally issued by our CDO III entity that we repurchased. We repaid this facility in full in July 2015. Debt carrying value is net of less than $0.1 million of deferred financing fees at December 31, 2014.

        In March 2015, we entered into an $87.0 million warehouse repurchase facility with a financial institution to finance the acquisition of a first mortgage note. The facility bore interest at a rate of 250 basis points over a LIBOR floor of 0.25% and was to mature in March 2016. The facility was fully repaid in April 2015.

        Our warehouse credit facilities generally allow for an original warehousing period of up to 24 months from the initial advance on an asset. In addition, our credit facilities and repurchase agreements contain several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us. Our credit facilities and repurchase agreements also contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. See "Debt Covenants" below for details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

Collateralized Loan Obligations (CLOs)

        The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2015:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash(1)	Collateral At-Risk(2)
CLO III	$281,250,000	$279,129,518	$339,019,221	$338,034,689	$25,135,492	$—
CLO IV	219,000,000	215,985,420	288,581,773	287,946,641	11,418,227	—
CLO V	267,750,000	263,784,723	343,561,696	342,988,734	6,438,304	—

Total CLOs	$768,000,000	$758,899,661	$971,162,690	$968,970,064	$42,992,023	$—

        The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2014:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash(1)	Collateral At-Risk(2)
CLO II	$177,000,000	$175,351,084	$252,353,210	$251,658,406	$7,284,919	$—
CLO III	281,250,000	277,750,577	315,390,280	313,932,084	59,245,183	—

Total CLOs	$458,250,000	$453,101,661	$567,743,490	$565,590,490	$66,530,102	$—

        CLO II—Issued two investment grade tranches in January 2013 with a stated maturity date in February 2023. Interest was variable based on three-month LIBOR; the weighted average note rate was 2.56%. Debt carrying value is net of $1.6 million of deferred financing fees at December 31, 2014.

        CLO III—Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date in May 2024. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.86% and 2.60% at December 31, 2015 and 2014, respectively. Debt carrying value is net of $2.1 million and $3.5 million of deferred financing fees at December 31, 2015 and 2014, respectively.

        CLO IV—Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025. Interest is variable based on three-month LIBOR; the weighted average note rate was 2.71% at December 31, 2015. Debt carrying value is net of $3.0 million of deferred financing fees at December 31, 2015.

        CLO V—Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025. Interest is variable based on one-month LIBOR; the weighted average note rate was 2.91% at December 31, 2015. Debt carrying value is net of $3.8 million of deferred financing fees at December 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

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

        In August 2015, we completed a collateralized securitization vehicle ("CLO V"), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $267.8 million, of which we purchased $12.5 million of Class C notes that we subsequently sold at par for $12.5 million. As of the CLO closing date, the notes are secured by a portfolio of loan obligations with a face value of approximately $302.6 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $47.4 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO. In September 2015, the additional proceeds were fully utilized resulting in the issuer owning loan obligations with a face value of approximately $350.0 million. The aggregate principal amounts of the three classes of notes are $197.8 million of Class A senior secured floating rate notes, $24.5 million of Class B secured floating rate notes and $45.5 million of Class C secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of approximately $82.3 million. The notes have an initial weighted average interest rate of approximately 2.44% plus one-month LIBOR and interest payments on the notes are payable monthly. Including certain fees and costs, the initial weighted average note rate was 3.07%.

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

        In February 2015, we completed a collateralized securitization vehicle ("CLO IV"), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $219.0 million. At closing, the notes were secured by a portfolio of loan obligations with a face value of approximately $250.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio. The financing has an approximate 2.5 year replacement period from closing that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture. Thereafter, the outstanding debt balance will be reduced as loans are repaid. Initially, the proceeds of the issuance of the securities also included $50.0 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO. In April 2015, the $50.0 million of additional proceeds was fully utilized. The aggregate principal amounts of the three classes of notes are $165.8 million of Class A senior secured floating

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

rate notes, $24.8 million of Class B secured floating rate notes and $28.5 million of Class C secured floating rate notes. We retained a residual interest in the portfolio with a notional amount of approximately $81.0 million. The notes have an initial weighted average interest rate of approximately 2.24% plus one-month LIBOR and interest payments on the notes are payable monthly. Including certain fees and costs, the initial weighted average note rate was 2.96%.

        At December 31, 2015 and 2014, the aggregate weighted average note rate for our CLOs was 2.84% and 2.59%, respectively. Including certain fees and costs, the weighted average note rate was 3.24% and 3.14% at December 31, 2015 and 2014, respectively.

Collateralized Debt Obligations (CDOs)

        In July 2015, we completed the unwind of CDO III, redeeming $71.1 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO III's remaining assets within our existing financing facilities, as well as with cash held by the CDO. We also terminated a related interest rate swap and incurred a loss of $0.3 million in the third quarter of 2015. See Note 8—"Derivative Financial Instruments" for additional details. CDO III had a $100.0 million revolving note class that provided a revolving note facility, which was paid off in the first quarter of 2015.

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

        In 2010, we re-issued our own CDO bonds we had acquired throughout 2009 with an aggregate face amount of approximately $42.8 million as part of an exchange for the retirement of $114.1 million of our junior subordinated notes. This transaction resulted in the recording of $65.2 million of additional CDO debt, of which $42.3 million represented the portion of our CDO bonds that were exchanged and $22.9 million represented the estimated interest due on the reissued bonds through their maturity. In January 2015, we unwound our CDO I and CDO II vehicles and reduced the balance of estimated interest by $11.0 million and in July 2015, we unwound our CDO III vehicle and reduced the remaining balance of estimated interest by $8.2 million, recording a gain on acceleration of deferred income in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

        The following table outlines borrowings and the corresponding collateral under our CDOs as of December 31, 2014:

			Collateral
	Debt		Loans		Cash
	Face Value	Carrying Value	Unpaid Principal(1)	Carrying Value(1)	Restricted Cash(2)	Collateral At-Risk(3)
CDO I	$69,972,159	$75,299,282	$222,903,486	$174,460,160	$5,232,226	$180,691,292
CDO II	97,906,092	103,449,741	192,522,685	143,824,571	69,412,808	106,139,494
CDO III	144,192,804	152,470,455	202,758,120	171,457,394	64,771,797	147,049,346

Total CDOs	$312,071,055	$331,219,478	$618,184,291	$489,742,125	$139,416,831	$433,880,132

        CDO I—Issued four investment grade tranches in January 2005 with a stated maturity date in February 2040. Interest was variable based on three-month LIBOR; the weighted average note rate was 3.23% at December 31, 2014. Debt carrying value is net of $0.1 million of deferred financing fees at December 31, 2014.

        CDO II—Issued nine investment grade tranches in January 2006 with a stated maturity date in April 2038. Interest was variable based on three-month LIBOR; the weighted average note rate was 6.22% at December 31, 2014. Debt carrying value is net of less than $0.1 million of deferred financing fees at December 31, 2014.

        CDO III—Issued ten investment grade tranches in December 2006 with a stated maturity date in January 2042. Interest was variable based on three-month LIBOR; the weighted average note rate was 0.98% at December 31, 2014. Debt carrying value is net of less than $0.1 million of deferred financing fees at December 31, 2014.

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

December 31, 2015

Note 7—Debt Obligations (Continued)

consolidated in our financial statements accordingly. The investment grade tranches are treated as secured financings, and are non-recourse to us.

Senior Unsecured Notes

        During 2014, we issued $90.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering for net proceeds of $85.4 million after deducting the issuance and underwriting discounts and offering expenses. In connection with this offering, the underwriters exercised a portion of their overallotment option for a $7.8 million aggregate principal amount providing additional net proceeds of $7.4 million. Debt carrying value is net of $4.1 million and $4.8 million of deferred financing fees at December 31, 2015 and 2014, respectively. The notes can be redeemed by us after May 15, 2017. The interest is paid quarterly in February, May, August, and November starting in August 2014. Including certain fees and costs, the weighted average note rate was 8.12% and 8.06% at December 31, 2015 and 2014, respectively. We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

        The carrying value of borrowings under our junior subordinated notes was $157.1 million and $156.4 million at December 31, 2015 and 2014, respectively, which is net of a deferred amount of $15.5 million and $16.0 million, respectively, that is being amortized into interest expense over the life of the notes, and $3.3 million and $3.4 million, respectively, of deferred financing fees. These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and were not redeemable for the first two years. The current weighted average note rate was 3.12% and 3.01% at December 31, 2015 and 2014, respectively. Including certain fees and costs, the weighted average note rate was 3.55% and 3.18% at December 31, 2015 and 2014, respectively. The entities that issued the junior subordinated notes have been deemed VIEs. See Note 9—"Variable Interest Entities" for further details.

Note Payable

        The following table outlines borrowings under our note payable:

	December 31, 2015		December 31, 2014
	Debt Carrying Value	Collateral Carrying Value	Debt Carrying Value	Collateral Carrying Value
Junior loan participation, secured by our interest in a first mortgage loan with a principal balance of $1.3 million, participation interest was based on a portion of the interest received from the loan which had a fixed rate of 9.57%	$—	$—	$1,300,000	$1,300,000

Total note payable	$—	$—	$1,300,000	$1,300,000

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

        At December 31, 2014, the note rate for our note payable was 0%. There were no interest rate swaps on the note payable at December 31, 2014.

        We had a $1.3 million junior loan participation on a $1.3 million bridge loan that was written-off in the third quarter of 2015.

        Our obligation to pay interest on the junior loan participations is based on the performance of the related loan. Interest expense is based on the portion of the interest received from the loan that is paid to the junior participant.

Mortgage Note Payable—Real Estate Owned and Held-For-Sale

        In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the Multifamily Portfolio mortgage of $20.7 million, replacing it with two new notes payable totaling $27.2 million. At December 31, 2015, the new notes payable consist of a $24.7 million secured loan that bears interest at a fixed rate of 3.00% and matures in December 2017, as well as a $2.5 million, unsecured loan that bears interest at a variable rate of one-month LIBOR plus 2.75% and matures in December 2016. At December 31, 2014, the prior mortgage had an outstanding balance of $31.0 million, bore interest at a variable rate of one-month LIBOR plus 1.23% and was to mature in June 2015.

Debt Covenants

        Our debt facilities contain various financial covenants and restrictions, including a minimum liquidity requirement of $20.0 million, minimum net worth requirement of $100.0 million to $300.0 million depending on the debt facility and a maximum total liabilities less subordinated debt requirement of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios. We were in compliance with all financial covenants and restrictions at December 31, 2015.

        Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments. If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests. Our CLOs were in compliance with all such covenants as of December 31, 2015, as well as on the most recent determination dates in January and February 2016. In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available. We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs. However, we may not have sufficient liquidity available to do so at such time.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 7—Debt Obligations (Continued)

        The chart below is a summary of our CLO compliance tests as of the most recent determination dates in February 2016:

Cash Flow Triggers	CLO III	CLO IV	CLO V
Overcollateralization(1)
Current	133.33%	136.99%	130.72%
Limit	132.33%	135.99%	129.72%
Pass / Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	247.10%	303.11%	267.62%
Limit	120.00%	120.00%	120.00%
Pass / Fail	Pass	Pass	Pass

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CLO by the total principal balance of the bonds associated with the applicable ratio. To the extent an asset is considered a defaulted security, the asset's principal balance for purposes of the overcollateralization test is the lesser of the asset's market value or the principal balance of the defaulted asset multiplied by the asset's recovery rate which is determined by the rating agencies. Rating downgrades of CLO collateral will generally not have a direct impact on the principal balance of a CLO asset for purposes of calculating the CLO overcollateralization test unless the rating downgrade is below a significantly low threshold (e.g. CCC–) as defined in each CLO vehicle.

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        The chart below is a summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter end:

Determination Date(1)	CLO III	CLO IV	CLO V
January 2016	133.33%	136.99%	130.72%
October 2015	133.33%	136.99%	130.72%
July 2015	133.33%	136.99%	—
April 2015	133.33%	136.99%	—
January 2015	133.33%	—	—

(1)
The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods in 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

Note 8—Derivative Financial Instruments

        The following is a summary of the derivative financial instruments held by us (dollars in thousands):

		Notional Value						Fair Value
Designation\Cash Flow	Derivative	Count	December 31, 2015	Count	December 31, 2014	Expiration Date	Balance Sheet Location	December 31, 2015	December 31, 2014
Non-Qualifying	Basis Swaps	—	$—	1	$3,000	—	Other Assets	$—	$2

Non-Qualifying	LIBOR Cap	—	$—	1	$71,701	—	Other Assets	$—	$—

Qualifying	LIBOR Caps	2	$84,100	—	$—	2017	Other Assets	$3	$—

Qualifying	Interest Rate Swaps	5	$107,821	12	$250,321	2016 - 2017	Other Liabilities	$(4,669)	$(13,908)

        The non-qualifying basis swaps hedges were used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. We are exposed to changes in the fair value of certain of our fixed rate obligations due to changes in benchmark interest rates and use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. These qualifying interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. During the year ended December 31, 2015, CDO II was unwound and the related basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated and recorded as a loss. See Note 7—"Debt Obligations—Collateralized Debt Obligations" for further details. Also during 2015, a non-qualifying LIBOR cap hedge with a notional value of $71.7 million matured. We entered into this LIBOR cap hedge in the first quarter of 2014 due to a loan agreement requiring a LIBOR cap of 6%. During the year ended December 31, 2014, the notional value on a basis swap decreased by $8.6 million pursuant to the contractual terms of the respective swap agreement. For the years ended December 31, 2015, 2014 and 2013, the change in fair value of the non-qualifying basis swaps and LIBOR caps was approximately $(0.1) million and was recorded in interest expense on the consolidated statements of income.

        The changes in the fair value of qualifying interest rate swap cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets. These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the year ended December 31, 2015, all three of our remaining CDO vehicles were unwound and the related interest rate swaps with

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 8—Derivative Financial Instruments (Continued)

an aggregate notional value of $142.5 million and an aggregate fair value of $(4.6) million were terminated and recorded as a loss. See Note 7—"Debt Obligations—Collateralized Debt Obligations" for further details. Also during 2015, we entered into two qualifying LIBOR cap hedges due to CLO agreements requiring a LIBOR cap of 2% and 3%, respectively, with a combined notional value of $84.1 million. During the year ended December 31, 2014, two interest swaps matured with a combined notional value of $32.0 million and the notional value on an interest rate swap decreased by $15.0 million pursuant to the contractual terms of the respective swap agreement.

        As of December 31, 2015, we expect to reclassify $(5.0) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item. As of December 31, 2015 and 2014, we had a net deferred loss of $0.6 million and $1.1 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements. We recorded $0.6 million, $0.7 million and $0.9 million as additional interest expense related to the amortization of the loss for the years ended December 31, 2015, 2014 and 2013, respectively, and $0.1 million, $0.2 million and $0.2 million as a reduction to interest expense related to the accretion of the net gains for each of the years ended December 31, 2015, 2014 and 2013, respectively. We expect to record $0.5 million of net deferred loss to interest expense over the next twelve months.

        During the year ended December 31, 2014, we sold eight remaining RMBS investments, which were accounted for as linked transactions, with an aggregate carrying value of $65.7 million for $65.8 million and recorded a net gain of $0.1 million related to the settlement of these linked transactions. The eight RMBS investments were financed with repurchase agreements totaling $55.4 million which were repaid with the proceeds. For the years ended December 31, 2014 and 2013, we recorded $0.3 million and $1.9 million of net interest income, respectively, and a less than $0.1 million and $1.7 million decrease in fair value, respectively, to other income in the consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 8—Derivative Financial Instruments (Continued)

        The following tables present the effect of our derivative financial instruments on the statements of income (in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Termination of Swaps (Ineffective Portion) For the Year Ended December 31,
Designation\Cash Flow	Derivative	2015	2014	2013	2015	2014	2013	2015	2014	2013
Qualifying	Interest Rate Swaps / Caps	$1,019	$1,318	$520	$(6,149)	$(12,654)	$(14,131)	$(4,626)	$—	$—

		Amount of Loss Recognized in Loss on Termination of Swaps (Ineffective Portion) For the Year Ended December 31,			Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,			Amount of Loss Recognized in Other Income For the Year Ended December 31,
Designation\Cash Flow	Derivative	2015	2014	2013	2015	2014	2013	2015	2014	2013
Non-Qualifying	Basis Swaps	$(3)	$—	$—	$(2)	$(1)	$(12)	$—	$—	$—

Non-Qualifying	Forward Contracts	$—	$—	$—	$—	$—	$—	$—	$(45)	$(1,676)

        The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of December 31, 2015 and 2014 of approximately $(5.3) million and $(15.0) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(4.7) million and $(13.9) million, respectively, deferred losses on terminated interest rate swaps of $(0.7) million and $(1.2) million, respectively, partially offset by deferred net gains on termination of interest rate swaps of approximately $0.1 million for both periods.

        We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2015 and 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(4.6) million and $(9.2) million, respectively. As of December 31, 2015 and 2014, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $5.0 million and $9.6 million, respectively, which is recorded in other assets in our consolidated balance sheets.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

Unconsolidated VIEs

        We determined that we are not the primary beneficiary of 22 VIEs in which we have a variable interest as of December 31, 2015 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity's economic performance. VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $346.5 million and exposure to real estate debt of approximately $1.7 billion at December 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 9—Variable Interest Entities (Continued)

        The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of December 31, 2015:

Type	Carrying Amount(1)	Maximum Exposure to Loss(2)
Loans	$344,324,649	$344,324,649
Securities	1,551,716	1,551,716
Junior subordinated notes(3)	578,000	578,000
Equity investment	100	100

Total	$346,454,465	$346,454,465

(1)
Represents the carrying amount of loans and investments before reserves. At December 31, 2015, $152.3 million of loans to VIEs had corresponding loan loss reserves of $80.6 million. See Note 3—"Loans and Investments" for further details.

(2)
Our maximum exposure to loss as of December 31, 2015 would not exceed the carrying amount of its investment.

(3)
It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk. Since our investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 10—Fair Value

Fair Value of Financial Instruments

        Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

	December 31, 2015			December 31, 2014
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments	$1,545,126,045	$1,450,334,341	$1,481,353,410	$1,587,429,498	$1,459,475,650	$1,478,778,674
Available-for-sale securities	1,610,505	2,022,030	2,022,030	2,158,789	2,499,709	2,499,709
Derivative financial instruments	84,100,000	3,345	3,345	74,700,544	1,995	1,995
Financial liabilities:
Credit and repurchase facilities	$137,325,474	$136,252,135	$137,072,691	$180,386,200	$180,046,999	$179,964,341
Collateralized loan obligations	768,000,000	758,899,661	766,065,400	458,250,000	453,101,661	459,673,750
Collateralized debt obligations	—	—	—	312,071,055	331,219,478	240,541,397
Senior unsecured notes	97,860,025	93,764,994	96,294,265	97,860,025	93,036,503	95,902,825
Junior subordinated notes	175,858,000	157,117,130	104,073,847	175,858,000	156,391,419	102,600,561
Note payable	—	—	—	1,300,000	1,300,000	1,292,461
Mortgage note payable—real estate owned and held-for-sale	27,155,000	27,155,000	27,111,231	30,984,357	30,984,357	29,962,066
Derivative financial instruments	107,820,995	4,669,273	4,669,273	250,321,272	13,908,163	13,908,163

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

December 31, 2015

Note 10—Fair Value (Continued)

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

        Available-for-sale securities:    Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities. The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using the recent purchase price and subsequent sales price of the securities, were valued using Level 2 inputs.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 10—Fair Value (Continued)

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

        We measure certain financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following input levels as of December 31, 2015:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$2,022,030	$2,022,030	$470,314	$1,551,716	$—
Derivative financial instruments	3,345	3,345	—	3,345	—
Financial liabilities:
Derivative financial instruments	$4,669,273	$4,669,273	$—	$4,669,273	$—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 10—Fair Value (Continued)

        The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level 3 inputs:

Available-for-sale Securities
Balance as of December 31, 2014	$2,000,000
Adjustment to fair value:
Change in fair value	100,000
Payoff of CMBS investment	(2,100,000)

Balance as of December 31, 2015	$—

        We measure certain financial and non-financial assets at fair value on a nonrecurring basis. The fair value of these financial assets was determined using the following input levels as of December 31, 2015:

			Fair Value Measurements Using Fair Value Hierarchy
	Net Carrying Value
		Fair Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net(1)	$102,447,840	$102,447,840	$—	$—	$102,447,840

(1)
We had an allowance for loan losses of $86.8 million relating to nine loans with an aggregate carrying value, before loan loss reserves, of approximately $189.2 million at December 31, 2015.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 10—Fair Value (Continued)

        Quantitative information about Level 3 fair value measurements on a recurring and non-recurring basis:

	December 31, 2015
	Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range (Weighted Average)
Financial assets:
Impaired loans(1):
Multi-family	$1,845,111	Direct capitalization analysis	Capitalization rate	6.50% to 9.75% (8.85%)
			Revenue growth rate	3.50%
Office	824,000	Discounted cash flows	Discount rate	10.00%
			Capitalization rate	8.25%
			Revenue growth rate	2.50%
Land	68,992,296	Discounted cash flows	Discount rate	15.00%
			Capitalization rate	7.25%
			Revenue growth rate	3.00%
Hotel	30,786,433	Discounted cash flows	Discount rate	9.25%
			Capitalization rate	7.25%
			Revenue growth rate	2.50%
Commercial	—	Discounted cash flows	Capitalization rate	6.00%

(1)
Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

        We measure certain assets and liabilities for which fair value is only disclosed. The fair value of these assets and liabilities was determined using the following input levels as of December 31, 2015:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,450,334,341	$1,481,353,410	$—	$—	$1,481,353,410
Financial liabilities:
Credit facilities and repurchase agreements	$136,252,135	$137,072,691	$—	$—	$137,072,691
Collateralized loan obligations	758,899,661	766,065,400	—	—	766,065,400
Senior unsecured notes	93,764,994	96,294,265	96,294,265	—	—
Junior subordinated notes	157,117,130	104,073,847	—	—	104,073,847
Mortgage note payable—real estate owned	27,155,000	27,111,231	—	—	27,111,231

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 11—Commitments and Contingencies

Contractual Commitments

        Our debt obligations have approximate maturities of $144.7 million in 2016, $360.7 million in 2017, $242.5 million in 2018, $161.1 million in 2019, $23.4 million in 2020 and $273.7 million thereafter.

        In accordance with certain loans and investments, we have outstanding unfunded commitments of $11.5 million as of December 31, 2015 that we are obligated to fund as the borrowers meet certain requirements. Of this total, we have $3.1 million in restricted cash which was available to fund all of the unfunded commitments for loans financed by our CLO vehicles. Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

Litigation

        We currently are neither subject to any material litigation nor, to our knowledge, is any material litigation currently threatened against us other than the following:

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

        In the third action, filed in Bankruptcy Court, the same plaintiff, the Trust, has named Arbor Commercial Mortgage, LLC and ABT-ESI LLC, together with a number of other defendants and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 11—Commitments and Contingencies (Continued)

asserts claims, including constructive and fraudulent conveyance claims under state and federal statutes, as well as a claim under the Federal Debt Collection Procedure Act.

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

        The Series A, B and C preferred stock may not be redeemed by us before February 2018, May 2018 and February 2019, respectively.

Common Stock

        In February 2014, we entered into an "At-The-Market" ("ATM") equity offering sales agreement with JMP Securities LLC ("JMP") whereby, in accordance with the terms of the agreement, from time to time we may issue and sell through JMP up to 7,500,000 shares of our common stock. Sales of the shares are made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, or at negotiated prices. During the year ended December 31, 2014, we sold 1,000,000 shares for net proceeds of $6.5 million. As of December 31, 2015, 6,500,000 shares are available for sale under this offering.

        We used the net proceeds from our preferred and common offerings to make investments, to repurchase or pay liabilities and for general corporate purposes.

        As of February 26, 2016, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 12—Equity (Continued)

Distributions

        The following table presents dividends declared (on a per share basis) for the year ended December 31, 2015:

Common Stock		Preferred Stock
			Dividend(1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 11, 2015	$0.13	February 2, 2015	$0.515625	$0.484375	$0.53125
April 29, 2015	$0.15	April 29, 2015	$0.515625	$0.484375	$0.53125
July 29, 2015	$0.15	July 29, 2015	$0.515625	$0.484375	$0.53125
November 4, 2015	$0.15	November 2, 2015	$0.515625	$0.484375	$0.53125

(1)
Preferred Stock—The dividend declared on February 2, 2015 was for the period December 1, 2014 through February 28, 2015. The dividend declared on April 29, 2015 was for the period March 1, 2015 through May 31, 2015. The dividend declared on July 29, 2015 was for the period June 1, 2015 through August 31, 2015. The dividend declared on November 2, 2015 was for the period September 1, 2015 through November 30, 2015.

        Common Stock—On February 24, 2016, the Board of Directors declared a cash dividend of $0.15 per share of common stock. The dividend is payable on March 15, 2016 to common stockholders of record as the close of business on March 10, 2016.

        Preferred Stock—On February 1, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock. These amounts reflect dividends from December 1, 2015 through February 29, 2016 and are payable on February 29, 2016 to preferred stockholders of record on February 15, 2016.

        We declared and paid distributions of $14,459, $14,698 and $14,500 for the years ended December 31, 2015, 2014 and 2013, respectively, representing the 12.5% return on the preferred shares issued to third parties by our subsidiary REIT.

        We must currently distribute at least 90% of our taxable income in order to qualify as a REIT and must distribute 100% of our taxable income in order not to be subject to corporate federal income taxes on retained income. We anticipate we will distribute all of our taxable income to our stockholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation or provision for loan losses), in certain circumstances, we may generate operating cash flow in excess of our distributions or, alternatively, may be required to borrow to make sufficient distribution payments. We were in compliance with all REIT requirements as of December 31, 2015, 2014 and 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 12—Equity (Continued)

        The following table presents the tax treatment for dividends paid by us on our common and preferred stock for the years presented:

			For Tax Purposes
								Dividend Classified as Return of Capital
			Dividend Classified as Ordinary Income			Capital Gain Distribution
	Total Dividends Paid(1) (in thousands)
Year		Dividend Paid Per Share	Percent	Dividend Paid Per Share	Qualified Dividend Income(2)	Percent	Dividend Paid Per Share	Percent	Dividend Paid Per Share
Common Stock:
2015	$29,495	$0.580	100%	$0.580	—	—	—	—	—
2014	$26,030	$0.520	100%	$0.520	—	—	—	—	—
2013	$21,327	$0.500	100%	$0.500	—	—	—	—	—
8.25% Series A Preferred Stock:
2015	$3,200	$2.063	100%	$2.063	—	—	—	—	—
2014	$3,200	$2.063	100%	$2.063	—	—	—	—	—
2013	$2,667	$1.719	100%	$1.719	—	—	—	—	—
7.75% Series B Preferred Stock:
2015	$2,441	$1.938	100%	$1.938	—	—	—	—	—
2014	$2,441	$1.938	100%	$1.938	—	—	—	—	—
2013	$1,370	$1.087	100%	$1.087	—	—	—	—	—
8.50% Series C Preferred Stock:
2015	$1,913	$2.125	100%	$2.125	—	—	—	—	—
2014	$1,456	$1.617	100%	$1.617	—	—	—	—	—

(1)
2014 is the initial year for the Series C preferred stock dividend.

(2)
Qualified dividend income is eligible for reduced dividend rates.

        Pursuant to Internal Revenue Code Section 59(d), alternative minimum tax ("AMT") could be apportioned between a REIT and its stockholders to the extent that the REIT distributes it regular taxable income. Since we have distributed our taxable income, the AMT adjustments are being apportioned to our stockholders. As such, we have determined that 11.296% of each distribution to our stockholders for the tax year ended December 31, 2015 consists of an AMT adjustment (i.e., for each $1 of dividend reportable by a stockholder, $0.11296 represents an AMT adjustment).

Deferred Compensation

        We have a stock incentive plan under which the Board of Directors has the authority to issue shares of stock to certain directors, officers and employees of ours and our Manager.

        In May 2015, we issued 20,430 shares of fully vested common stock to certain independent members of the Board of Directors under the 2014 Plan and recorded $0.1 million to selling and administrative expense in our consolidated statements of income.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 12—Equity (Continued)

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

        During the first quarter of 2015, we issued 74,294 shares of restricted common stock to Mr. Kaufman under his 2015 annual incentive agreement with a grant date fair value of $0.5 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income. One quarter of the shares vest as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant. Mr. Kaufman was also granted up to 445,765 performance-based restricted stock units that vest at the end of a four-year performance period based on the our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $1.2 million and we recorded $0.3 million to employee compensation and benefits in our consolidated statements of income for the year ended December 31, 2015.

        As of December 31, 2015, unvested restricted stock consisted of 212,241 shares granted to our employees with a grant date fair value of $1.5 million and 154,169 shares granted to employees of our Manager with a grant date fair value of $1.1 million, which is subject to remeasurement each reporting period. Expense is recognized ratably over the vesting period in our consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively. During the year ended December 31, 2015, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.9 million and for non-employees to selling and administrative expense for $0.8 million. During the second quarter of 2015, 916 shares of unvested restricted stock with a grant date value of less than $0.1 million were forfeited.

        In May 2014, we issued 278,000 shares of restricted common stock under the 2014 Plan to certain employees of ours and our Manager with a total grant date fair value of $2.0 million and recorded $0.3 million to employee compensation and benefits and $0.3 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third vested in May 2015, and the remaining third will vest in May 2016. In May 2014, we also issued 63,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense in our consolidated statements of income. As of December 31, 2014, unvested restricted stock consisted of 138,584 shares granted to employees of our Manager with a grant date fair value of $1.0 million, which is subject to remeasurement each reporting period, and 110,666 shares granted to our employees with a grant date fair value of $0.8 million. Expense is recognized ratably over the vesting period in our consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively. During the year ended December 31, 2014 we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 12—Equity (Continued)

$0.4 million and for non-employees to selling and administrative expense for $0.5 million in our consolidated statements of income.

        In May 2013, we issued 70,000 shares of fully vested common stock to the independent members of the Board of Directors under the 2003 Stock Incentive Plan, as amended and restated in 2009 (the "2003 Plan"), and recorded $0.5 million to selling and administrative expense in our consolidated statements of income. In February 2013, we issued 192,750 shares of restricted common stock under the 2003 Plan to certain employees of ours and our Manager with a total grant date fair value of $1.5 million and recorded $0.2 million to employee compensation and benefits and $0.4 million to selling and administrative expense in our consolidated statements of income. One third of the shares vested as of the date of grant, one third vested in February 2014, and the remaining third vested in February 2015. During the third quarter of 2013, 667 shares of unvested restricted stock with a grant date fair value of less than $0.1 million were forfeited. As of December 31, 2013, unvested restricted stock consisted of 82,500 shares granted to non-employees with a grant date fair value of $0.7 million, which is subject to remeasurement each reporting period, and 45,333 shares granted to our employees with a grant date fair value of $0.4 million. Expense is recognized ratably over the vesting period in our consolidated statements of income in selling and administrative expense and employee compensation and benefits expense, respectively. During the year ended December 31, 2013, we recorded the ratable portion of the unvested restricted stock to employee compensation and benefits for $0.2 million and to selling and administrative expense for $0.3 million in our consolidated statements of income.

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

Accumulated Other Comprehensive Loss

        At December 31, 2015, accumulated other comprehensive loss was $4.8 million and consisted of $4.7 million of net unrealized losses on derivatives designated as cash flow hedges, and $0.6 million of net deferred losses on terminated interest swaps, less a $0.4 million unrealized gain related to available-for-sale securities. At December 31, 2014, accumulated other comprehensive loss was $14.7 million and consisted of $13.9 million of net unrealized losses on derivatives designated as cash flow hedges, and $1.1 million of net deferred losses on terminated interest swaps, less a $0.3 million unrealized gain related to available-for-sale securities.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 12—Equity (Continued)

        Reclassifications out of accumulated other comprehensive loss is as follows:

	Year Ended December 31,
	2015	2014	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest Rate Swaps	$(6,149,090)	$(10,706,246)	Interest expense(1)

Termination of Interest Rate Swaps	$(4,626,192)	$—	Loss on termination of swaps(1)

Net realized gain on sale of available-for-sale investments:
RMBS investment	$—	$431,476	Other income(2)

(1)
See Note 8—"Derivative Financial Instruments" for additional details.

(2)
See Note 4—"Securities" for additional details.

Noncontrolling Interest

        We had a noncontrolling interest representing a third party's one third interest in the equity of a consolidated subsidiary that owns an investment that carried a note payable related to the exchange of a profits interest transaction. In the fourth quarter of 2013, the entity's operating agreement was amended to provide joint control to the members of the entity, and therefore, the entity was deconsolidated. Upon completion of this transaction, we deconsolidated the entity and noncontrolling interest was reduced to zero. For the year ended December 31, 2013, we recorded income of $0.1 million as well as distributions of $2.1 million attributable to the noncontrolling interest.

Note 13—Earnings Per Share

        Basic EPS is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method. Our common stock equivalents include the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer in the first quarter of 2015 as well as the weighted average dilutive effect of warrants for the period of time that they were outstanding during 2014 and 2013.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 13—Earnings Per Share (Continued)

        The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the years presented:

	Year Ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders(1)	$45,875,094	$45,875,094	$85,792,235	$85,792,235	$16,667,955	$16,667,955

Weighted average number of common shares outstanding	50,857,750	50,857,750	50,143,648	50,143,648	42,399,872	42,399,872
Dilutive effect of restricted stock units(2)	—	149,578	—	—	—	—
Dilutive effect of warrants(3)	—	—	—	224,696	—	435,272

Weighted average number of common shares outstanding	50,857,750	51,007,328	50,143,648	50,368,344	42,399,872	42,835,144

Net income per common share(1)	$0.90	$0.90	$1.71	$1.70	$0.39	$0.39

(1)
Net of preferred stock dividends and noncontrolling interest.

(2)
Mr. Kaufman was granted restricted stock units which vest at the end of a four-year performance period based upon our achievement of total stockholder return objectives. See Note 12—"Equity" for further details.

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

December 31, 2015

Note 14—Agreements and Transactions with Related Parties (Continued)

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

        Our Manager, pursuant to the management agreement, and Mr. Kaufman, pursuant to his non-competition agreement, have granted us a right of first refusal to pursue all opportunities identified by them or their affiliates to invest in multifamily and commercial mortgage loans and customized financing transactions, including bridge loans, mezzanine loans, preferred equity investments, note acquisitions and participation interests in owners of real properties (collectively, "Structured Finance Investments") as long as such investment opportunities are consistent with our investment objectives and guidelines and such investments would not adversely affect our status as a REIT. These agreements also provide that our Manager or Mr. Kaufman, as the case may be, may pursue any opportunity in Structured Finance Investments if the opportunity is rejected by both our credit committee and a majority of our independent directors.

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

December 31, 2015

Note 14—Agreements and Transactions with Related Parties (Continued)

commercial lending programs secured by first liens on real property (collectively, the "Manager Target Investments"). In addition to its exclusive right to pursue Manager Target Investments, our Manager and its affiliates may pursue any other type of investment (except Structured Finance Investments) without our consent.

        The following table sets forth our base management fees and incentive fees for the periods indicated:

	Year Ended December 31,
Management Fees:	2015	2014	2013
Base(1)	$10,900,000	$9,900,000	$10,900,000
Incentive(2)	—	—	—

Total management fee	$10,900,000	$9,900,000	$10,900,000

        For the years ended December 31, 2015, 2014 and 2013, no "success-based" payments were made.

        Beginning January 1, 2014, we directly compensate our chief executive officer $1.0 million in annual base compensation as an employee. As such, this compensation is now recorded as employee compensation and benefits, which was previously recorded as part of the base management fee prior to 2014.

        In 2007, our Manager received an incentive fee installment totaling $19.0 million which was recorded as a prepaid management fee related to the incentive fee on $77.1 million of deferred revenue recognized on the transfer of control of the 450 West 33rd Street property, which is one of our equity affiliates. The $77.1 million gain was deferred as a result of guarantying a portion of the property's indebtedness. In July 2014, the existing debt on the property was refinanced and our portion of the guarantee was terminated, resulting in the recognition of the deferred gain and a $19.0 million prepaid incentive management fee.

Other Related Party Transactions

        Due from related party was $8.1 million and less than $0.1 million at December 31, 2015 and 2014, respectively, and consisted primarily of paydowns to be remitted and escrows held by our Manager and its affiliates related to real estate transactions.

        Due to related party was $3.4 million and $2.7 million at December 31, 2015 and 2014, respectively, and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

        In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, who together own an interest of approximately 7.5% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of November 2018 with two one-year extension options. Interest income recorded from this loan totaled $0.1 million for the year ended December 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 14—Agreements and Transactions with Related Parties (Continued)

        In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor. The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Ivan Kaufman, certain other related parties and certain unaffiliated persons. The loans have an interest rate of LIBOR plus 5.00% with a LIBOR floor of 0.25% and a maturity date of October 2017. Interest income recorded from these loans totaled $0.2 million for the year ended December 31, 2015.

        In April 2015, we originated a $3.0 million mezzanine loan on a multifamily property that has a $47.0 million first mortgage initially originated by our Manager. The loan bears interest at a fixed rate of 12.5% and has a maturity date of April 2025. Interest income recorded from this loan totaled $0.3 million for the year ended December 31, 2015.

        In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity. The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of April 2018. Interest income recorded from this loan totaled $0.2 million for the year ended December 31, 2015.

        In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date of February 2018. In order to accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours. Interest income recorded from this loan totaled $2.3 million for the year ended December 31, 2015.

        In the first quarter of 2015, we invested $9.6 million for 50% of our Manager's indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business. As a result of this transaction, we had an initial indirect interest of 22.5% in this entity. During the year ended December 31, 2015, we invested $9.7 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business's origination platform. We recorded income of $6.6 million from these investments during the year ended December 31, 2015. See Note 5—"Investment in Equity Affiliates" for further details.

        During the third quarter of 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties. The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, and other related parties, who together own an interest of approximately 95%. In August 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended to March 2016. Interest income recorded from these loans totaled $0.3 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

        In July 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity. The loan has an interest rate of LIBOR plus 7.90% with a LIBOR floor of 0.50% and a maturity date that was extended to January 2017. Interest income recorded from this loan totaled $2.8 million and $1.2 million for the years ended December 31, 2015

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 14—Agreements and Transactions with Related Parties (Continued)

and 2014, respectively. In January 2016, we also originated a $4.6 million mezzanine loan to this entity that has a fixed interest rate of 12% and a maturity of January 2017.

        In April 2014, we originated a $1.4 million preferred equity investment on a multifamily property that has a $28.5 million first mortgage initially originated by our Manager. The loan bears interest at a fixed rate of 14% and has a maturity date of May 2024. Interest income recorded from this loan totaled $0.2 million for both the years ended December 31, 2015 and 2014.

        In March 2014, we originated a bridge loan to a third party borrower for a portfolio of properties with an unpaid principal balance of $70.1 million, of which, $15.0 million was financed with junior loan participations to our Manager. The loan has an interest rate of 6.38% and a maturity date of March 2016. In May 2014, the junior loan participations to our Manager were paid off. The participations had a weighted average interest rate of 7.20% and a maturity date of March 2016. Interest income related to the junior loan participations recorded from this loan totaled $3.8 million for the year ended December 31, 2014.

        We had two loans totaling $22.4 million, which were secured by a property purchased in 2011 by a third party borrower from our Manager. In the first quarter 2014, our Manager purchased the property from the prior borrower subject to our loans. In connection with this purchase, our Manager paid down the loans by $2.3 million and we restructured our remaining debt outstanding into a first mortgage of $14.6 million with a maturity date of March 2015 and a second mortgage of $5.1 million with a maturity date of April 2015, both with an interest rate of LIBOR plus 4.80%. The maturity date on both of these loans was extended to April 2016, which we considered to be a troubled debt restructuring. Interest income recorded from these loans totaled $1.1 million, $0.9 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        In October 2013, we purchased, at par, a $3.0 million mezzanine loan from our Manager who originated the loan in September 2013 to a third party entity. The loan had a fixed interest rate of 13.00% and a maturity date of October 2018 and was paid off in the third quarter of 2014. Interest income recorded from this loan was $0.3 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

        In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of our Manager's Fannie Mae, DUS, Freddie Mac, FHA and CMBS platforms, as well as the internalization of the management of our current business. There were preliminary discussions between the special committee and representatives of our Manager regarding a potential transaction during the second and third quarters of 2013. In late June of 2014, preliminary discussions regarding a possible transaction resumed and in February 2016, we entered into a definitive agreement to acquire the agency platform of our Manager for $250.0 million. See Note 18—"Subsequent Event" for further details. In connection with evaluating this potential transaction, we incurred advisory fees totaling $3.1 million and $1.4 million during 2015 and 2013, respectively. No such expenses were incurred during 2014.

        In April 2013, we originated six bridge loans totaling $53.0 million for a portfolio of multifamily properties owned by a consortium of investors including Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, our executive vice president of structured finance, who together own an interest of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 14—Agreements and Transactions with Related Parties (Continued)

approximately 19% in the borrowing entity. The loans had an interest rate of one-month LIBOR plus 7.25% and a maturity date of April 2015, which were paid off in the fourth quarter of 2013. In November 2013, we originated a new bridge loan for $2.0 million with an interest rate of one-month LIBOR plus 5.50%, which was paid off in the second quarter of 2014. Interest income recorded from these loans totaled $0.1 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively.

        In April 2013, we also purchased, at par, a $6.4 million bridge loan from our Manager who originated the loan in March 2013 to a third party entity that acquired the property from an entity owned by Mr. Ivan Kaufman and his affiliates and Mr. Fred Weber, who together also provided a $1.1 million preferred equity contribution to the overall transaction. Mr. Ivan Kaufman also provided a $1.0 million personal guaranty on the bridge loan. The bridge loan bore interest at a rate of one-month LIBOR plus 5.00% for the first year then one-month LIBOR plus 6.00% thereafter and had a maturity date of March 2015 with three one year extension options, and was paid off in the second quarter of 2014. Interest income recorded from this loan totaled $0.2 million for both the years ended December 31, 2014 and 2013, respectively.

        In January 2013, we originated a $7.5 million bridge loan for a multifamily property. William C. Green, who serves on our Board of Directors, holds a 6.6% partnership interest in the borrowing entity and is the chief financial officer of an affiliated entity that is a partner in, and the management company for, the borrowing entity. Mr. Green also provided a $0.4 million personal guaranty on the bridge loan. The loan bore interest at a rate of one-month LIBOR plus 6.00%, had a maturity date of January 2015, and was paid off in the second quarter of 2014. Interest income recorded from this loan totaled $0.2 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively.

        In December 2011, we completed a restructuring of a $67.6 million preferred equity investment on the Lexford Portfolio ("Lexford"), which is a portfolio of multifamily assets. We, along with a consortium of independent outside investors, made an additional preferred equity investment of $25.0 million in Lexford of which we held a $10.5 million interest, and Mr. Fred Weber, our executive vice president of structured finance, held a $0.5 million interest, which was paid down to $22.5 million in the third quarter of 2013, and then paid off in the fourth quarter of 2013. The original preferred equity investment bore a fixed rate of interest of 2.36%, revised from an original rate of LIBOR plus 5.00% (the loan was paying a modified rate of LIBOR plus 1.65% at the time of the new investment). The original preferred equity investment was paid down during 2014 and 2015 and the remaining balance was paid off in July 2015. The additional preferred equity investment had a fixed interest rate of 12% and a maturity date in June 2020. Interest income recorded from the additional preferred equity investment totaled $1.1 million for the year ended December 31, 2013. We, along with the same outside investors, also made a $0.1 million equity investment into Lexford, of which we held a $44,000 noncontrolling interest, and do not have the power to control the significant activities of the entity. During 2011, we recorded losses from the entity against the equity investment, reducing the balance to zero. In the third and fourth quarters of 2015, we received distributions from this equity investment and recognized income of $4.5 million, net of expenses. The $4.5 million of income is comprised of income from equity affiliates of $5.5 million, partially offset by $1.0 million of expenses related to these distributions that were recorded in employee compensation and benefits. In addition, under the terms of the restructuring, Lexford's first mortgage lender required a change of property manager for the

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 14—Agreements and Transactions with Related Parties (Continued)

underlying assets. The new management company is an affiliate of Mr. Ivan Kaufman, our chief executive officer, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event. In 2012, Mr. Fred Weber invested $250,000 in the new management company and currently owns a 23.5% ownership interest. Mr. Ivan Kaufman and his affiliates currently own a 53.9% ownership interest. We have provided limited ("bad boy") guarantees for certain debt controlled by Lexford. The bad boy guarantees may become a liability for us upon standard "bad" acts such as fraud or a material misrepresentation by Lexford or us. At December 31, 2015, this debt had an aggregate outstanding balance of $849.1 million and is scheduled to mature between 2017 and 2025.

        Interest income recorded from additional loans originated in 2012 or prior years with our affiliates totaled $0.3 million, $1.5 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, who together own an interest of approximately 50% in the borrowing entity. The bridge loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of January 2019. The preferred equity investment has a fixed interest rate of 10% and a maturity date of April 2016.

        In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Ivan Kaufman, who together own an interest of approximately 7.5% in the borrowing entity. The loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of January 2019.

        We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to our operations. Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our Manager. In addition, Mr. Kaufman and his affiliated entities ("the Kaufman Entities") together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager. Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager. Our Manager currently holds approximately 5.3 million of our common shares, representing approximately 10.5% of the voting power of our outstanding stock as of December 31, 2015. Our Board of Directors approved a resolution under our charter allowing Ivan Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 15—Income Taxes

        We are organized and conduct our operations to qualify as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on taxable income which it distributes to its stockholders, provided that it distributes at least 90% of its REIT—taxable income and meets certain other requirements. We did not have REIT—federal taxable income net of dividends paid and net operating loss deductions for the years ended December 31, 2015, 2014 and 2013, and therefore, have not provided for federal income tax expense.

        For the years ended December 31, 2015, 2014 and 2013, we did not incur any state tax expenses. For the 2009 and 2010 tax years, the income and the tax on certain debt extinguishment transactions was, at our election, deferred to be recognized ratably over five years from 2014 to 2018. We expect that our current and anticipated net operating losses will fully offset the income to be recognized over the five year period.

        Certain of our assets or operations that would not otherwise comply with the REIT requirements, are owned or conducted by our TRSs, the income of which is subject to federal and state income taxes. We did not record a provision for current income taxes related to the assets that are held in TRSs for the years ended December 31, 2015, 2014 and 2013.

        A reconciliation of our effective income tax rate as a percentage of pretax income or loss to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
REIT non-taxable income	(38.7)	(36.8)	(35.7)
State and local income taxes, net of federal tax benefit	(2.7)	(0.5)	(1.1)
Change in valuation allowance	6.4	2.3	1.8

Effective income tax rate	—%	—%	—%

        The significant components of deferred tax assets (liabilities) were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Expenses not currently deductible	$10,441,408	$3,541,807
Net operating and capital loss carryforwards	5,714,575	5,279,854

Deferred tax assets, gross	16,155,983	8,821,661
Valuation allowance	(12,320,476)	(7,742,286)

Deferred tax assets, net	$3,835,507	$1,079,375

Deferred tax liability:
Interest in equity affiliates—net	$3,835,507	$1,079,375

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 15—Income Taxes (Continued)

        At December 31, 2015, our TRSs, on a consolidated basis (the "TRS Group"), had $16.2 million of deferred tax assets consisting of expenses not currently deductible and net operating and capital loss carryforwards. Our TRS Group's deferred tax assets are offset by $3.8 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, and a valuation allowance of $12.3 million.

        At December 31, 2014, our TRS Group had $8.8 million of deferred tax assets consisting of expenses not currently deductible and net operating and capital loss carryforwards. Our TRS Group's deferred tax assets are offset by $1.1 million in deferred tax liabilities consisting of timing differences from investments in equity affiliates, and a valuation allowance of $7.7 million.

        As of December 31, 2015, we (excluding the TRS Group) will have $136.0 million of federal and state net operating loss carryforwards and no capital loss carryforwards. The net operating losses will expire through 2034. In 2015, the remaining $4.4 million capital loss carryforwards were utilized, primarily from the gain on the sale of several real estate properties.

        The TRS Group has federal and state net operating loss carryforwards as of December 31, 2015 and 2014 of $13.2 million and $11.9 million, respectively, which will expire through 2035 and 2034, respectively. This amount includes federal and state capital loss carryovers as of December 31, 2015 of $2.0 million, which will expire in 2017. We have concluded that it is more likely than not that the net operating and capital loss carryforwards will not be utilized during the carryforward period, and as such, net of deferred tax liabilities, we have established a valuation allowance against all of the net deferred tax assets.

        We have assessed our tax positions for all open tax years, which includes 2012 to 2015, and concluded there were no material uncertainties to be recognized. We have not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2015, 2014 and 2013.

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

December 31, 2015

Note 17—Summary Quarterly Consolidated Financial Information—Unaudited

        The following tables represent summarized quarterly financial data for the years ended December 31, 2015 and 2014 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net interest income	$14,878,213	$14,140,346	$22,632,167	$13,282,028
Total other revenue	4,917,135	7,254,484	7,278,650	8,486,343
Total other expenses	18,001,688	18,338,403	19,057,772	18,669,461

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	1,793,660	3,056,427	10,853,045	3,098,910
Gain on acceleration of deferred income	—	8,162,720	—	11,009,162
Loss on termination of swaps	—	(340,197)	—	(4,289,450)
Gain on sale of real estate	3,799,657	—	—	3,984,364
Income from equity affiliates	1,317,339	6,353,239	1,534,025	3,095,913

Net income	6,910,656	17,232,189	12,387,070	16,898,899

Preferred stock dividends	1,888,430	1,888,430	1,888,430	1,888,430

Net income attributable to common stockholders	$5,022,226	$15,343,759	$10,498,640	$15,010,469

Basic earnings per common share(1):	$0.10	$0.30	$0.21	$0.30

Diluted earnings per common share(1):	$0.10	$0.30	$0.21	$0.30

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 17—Summary Quarterly Consolidated Financial Information—Unaudited (Continued)

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net interest income	$12,898,651	$17,323,926	$14,269,832	$14,320,477
Total other revenue	6,056,465	8,962,195	9,151,570	10,116,484
Total other expenses	14,859,256	18,819,835	17,958,639	17,011,318

Income before gain on sale of equity interests, incentive management fee, gain (loss) on sale of real estate and income (loss) from equity affiliates	4,095,860	7,466,286	5,462,763	7,425,643
Gain on sale of equity interests	819,067	77,123,133	7,851,266	—
Incentive management fee—equity interest—related party	—	(19,047,949)	—	—
Gain (loss) on sale of real estate	1,803,512	(199,749)	—	—
Income (loss) from equity affiliates	219,287	(51,170)	40,493	40,048

Net income	6,937,726	65,290,551	13,354,522	7,465,691

Preferred stock dividends	1,888,430	1,888,430	1,888,465	1,590,930

Net income attributable to common stockholders	$5,049,296	$63,402,121	$11,466,057	$5,874,761

Basic earnings per common share(1):	$0.10	$1.26	$0.23	$0.12

Diluted earnings per common share(1):	$0.10	$1.26	$0.23	$0.12

(1)
The total for the year may differ from the sum of the quarters as a result of weighting.

Note 18—Subsequent Event

        On February 25, 2016, we entered into a definitive agreement to acquire the agency platform (the "Acquired Businesses") of our Manager for $250.0 million. The purchase price is to be paid 50% in stock and 50% in cash with the stock component to be paid with 19.23 million operating partnership units, which was based on a stock price of $6.50 per share. The purchase price is subject to potential adjustment based on changes in the value of the acquired servicing portfolio on the closing date. We have the option, at the discretion of the special committee of our Board of Directors, to utilize up to $50.0 million of seller financing to satisfy a portion of the cash consideration. All of the employees directly related to the Acquired Businesses will become a part of the Company following the consummation of the transaction.

        In addition, we obtained a two year option for $25.0 million to purchase the existing management contract and fully internalize the management structure. The exercise of this option is at the discretion of the special committee of the Board of Directors, which has no obligation to exercise its option.

        The transaction will require certain government and GSE approvals as well as a stockholder vote and other third party approvals. The transaction is expected to close during the third quarter of 2016; however, there can be no assurances that the transaction will be completed during this period or at all.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

DECEMBER 31, 2015

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Bridge Loans:
Bridge loans in excess of 3% of carrying amount of total loans:
Multifamily	Various	IO	2016 - 2017	LIBOR + 4.90% - 10.47% Floor 0.21% - 0.25%	$—	$186,096,000	$185,933,177	$—
Bridge loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO	2016 - 2020	LIBOR + 3.00% - 12.43% Floor 0.15% - 0.50% Fixed 10.00%	—	826,243,063	820,240,110	—
Land	Various	IO	2016 - 2017	LIBOR + 4.00% - 8.50% Floor 0.15% - 0.25% Fixed 8.75% - 13.00%	2,450,000	148,477,868	103,794,387	—
Office	Various	IO	2016 - 2020	LIBOR + 3.10% - 7.90% Floor 0.50% - 1.50% Fixed 6.30%	—	134,760,504	133,007,015	—
Hotel	NY	IO / PI	2016	LIBOR + 7.25% Floor 0.25%	—	31,500,000	31,469,583	—
Commercial	Various	IO	2017	LIBOR + 5.50% - 6.00% Floor 0.25%	—	20,505,000	20,388,300	—
Healthcare	OR	IO	2018	LIBOR + 5.50% Floor 0.25%	—	5,550,000	5,538,648	—

					2,450,000	1,167,036,435	1,114,438,043	—

Total Bridge Loans					2,450,000	1,353,132,435	1,300,371,220	—

Mezzanine Loans:
Mezzanine loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO / PI	2016 - 2025	Fixed 5.00% - 12.50%	166,337,488	25,399,603	23,474,849	—
Land	Various	IO	2016 - 2017	Fixed 12%	30,300,000	10,932,969	1,600,000	—
Retail	FL	PI	2024	Fixed 12.00%	32,600,000	4,058,333	4,058,333	—

Total Mezzanine Loans					229,237,488	40,390,905	29,133,182	—

Junior Participations:
Junior participation loans less than 3% of carrying amount of total loans(6):
Office	Various	IO / PI	2016 - 2017	Fixed 4.00% - 7.58%	1,263,144,153	62,256,582	37,006,234	—

Total Junior Participations					1,263,144,153	62,256,582	37,006,234	—

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2015

Type	Location	Periodic Payment Terms(1)	Maturity Date(2)	Interest Pay Rate Index(3)	Prior Liens	Face Amount(4)	Carrying Amount(5)	Carrying Amount Subject to Delinquent Interest
Preferred Equity Loans:
Preferred equity loans less than 3% of carrying amount of total loans(6):
Multifamily	Various	IO	2016 - 2024	Fixed 8.00% - 15.00%	77,298,378	46,084,123	45,980,559	—
Hotel	IL	IO	2019	Libor + 2.79%	46,500,000	34,750,000	31,050,000	—
Land	NY	IO	2016	Fixed 12.00%	14,950,000	5,000,000	5,000,000	—
Office	SC	IO	2024	Fixed 15.00%	10,300,000	1,812,000	1,793,146	—
Commercial	NY	IO	2017	Fixed 6.00%	29,792,384	1,700,000	—	—

Total Preferred Equity Loans					178,840,762	89,346,123	83,823,705	—

Total Loans					$1,673,672,403	$1,545,126,045	$1,450,334,341	$—

(1)
IO = Interest Only, PI = Principal and Interest.

(2)
Maturity date does not include possible extensions.

(3)
References to LIBOR are to one-month LIBOR unless specifically stated otherwise.

(4)
During 2015, $34.3 million of loans were modified to $39.3 million and $274.4 million of loans were extended.

(5)
The federal income tax basis is approximately $1.5 billion.

(6)
Individual loans each have a carrying value less than 3% of total loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

DECEMBER 31, 2015

        The following table reconciles our loans and investments carrying amounts for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,459,475,650	$1,523,699,653	$1,325,667,053
Additions during period:
New loan originations	944,250,824	900,666,405	591,537,200
Loan charge-offs	32,000,000	6,501,079	24,713,459
Funding of unfunded loan commitments(1)	6,929,472	907,052	322,926
Accretion of unearned revenue	5,555,539	4,976,577	5,385,999
Charge-off on loan converted to real estate owned	2,500,000	—	—
Recoveries of reserves	2,042,263	9,315,724	2,215,443
Charge-off on loan converted to other assets	—	—	19,000,000
Deductions during period:
Loan payoffs	(865,595,986)	(941,279,252)	(324,358,463)
Loan paydowns	(84,707,265)	(26,558,929)	(54,261,753)
Use of loan charge-offs	(32,000,000)	(6,501,079)	(24,713,459)
Loan converted to real estate owned	(8,400,000)	—	—
Provision for loan losses	(6,509,149)	(9,026,712)	(6,500,000)
Unearned revenue and costs	(3,907,007)	(3,224,868)	(5,884,655)
Satisfaction of participation loan	(1,300,000)	—	—
Loan converted to other assets	—	—	(25,000,000)
Proceeds and receivables from sale of loans	—	—	(4,424,097)

Balance at end of year	$1,450,334,341	$1,459,475,650	$1,523,699,653

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

        Our independent registered public accounting firm has issued a report on management's assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Arbor Realty Trust, Inc. and Subsidiaries

        We have audited Arbor Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Arbor Realty Trust, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Arbor Realty Trust, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arbor Realty Trust, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of Arbor Realty Trust, Inc. and Subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2016

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information regarding our directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2016 Proxy Statement is incorporated herein by reference.

        The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2016 Proxy Statement is incorporated herein by reference.

        The information regarding our code of ethics for our chief executive and other senior financial officers under the caption "Senior Officer Code of Ethics and Code of Business Conduct and Ethics" in the 2016 Proxy Statement is incorporated herein by reference.

        The information regarding our audit committee under the caption "Audit Committee" in the 2016 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained in the section captioned "Executive Compensation" of the 2016 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2016 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained in the section captioned "Certain Relationships and Related Transactions" and "Director Independence" of the 2016 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information regarding our independent accountant's fees and services in the sections captioned "Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2016 Proxy Statement is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules.

        See the "Index to the Consolidated Financial Statements of Arbor Realty Trust, Inc. and Subsidiaries" included in Item 8 of this report.

(b) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Arbor Realty Trust, Inc.*
3.2	Articles of Amendment to Articles of Incorporation of Arbor Realty Trust, Inc.▲
3.3	Articles Supplementary of Arbor Realty Trust, Inc.*
3.4	Articles Supplementary of 8.250% Series A Cumulative Redeemable Preferred Stock.§
3.5	Articles Supplementary of 7.75% Series B Cumulative Redeemable Preferred Stock.▪
3.6	Articles Supplementary of 8.50% Series C Cumulative Redeemable Preferred Stock.▪▪
3.7	Amended and Restated Bylaws of Arbor Realty Trust, Inc.▲▲
4.1	Form of Certificate for Common Stock.*
4.2	Specimen 8.250% Series A Cumulative Redeemable Preferred Stock Certificate.§
4.3	Specimen 7.75% Series B Cumulative Redeemable Preferred Stock Certificate.▪
4.4	Specimen 8.50% Series C Cumulative Redeemable Preferred Stock Certificate.▪▪
4.5	Form of 7.375% Senior Note due 2021.▪▪▪
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
10.4
Second Amended and Restated Agreement of Limited Partnership of Arbor Realty Limited Partnership, dated January 18, 2005, by and among Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership, Arbor Realty LPOP, Inc. and Arbor Realty GPOP, Inc.**
10.5	Registration Rights Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Commercial Mortgage, LLC.*
10.6	Form of Restricted Stock Agreement.*
10.7	Benefits Participation Agreement, dated July 1, 2003, between Arbor Realty Trust, Inc. and Arbor Management, LLC.*
10.8	Form of Indemnification Agreement.*

Exhibit Number	Description
10.9	Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $29,400,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.10
Junior Subordinated Indenture, dated May 6, 2009, between Arbor Realty SR, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee relating to $168,000,000 aggregate principal amount of Junior Subordinated Notes due 2034. §§
10.11
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $21,224,000 aggregate principal amount of Junior Subordinated Notes due 2035. §§
10.12
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $2,632,000 aggregate principal amount of Junior Subordinated Notes due 2036. §§
10.13
Junior Subordinated Indenture, dated May 6, 2009, among Arbor Realty SR, Inc. Arbor Realty Trust, Inc., as Guarantor, and Wilmington Trust Company, as Trustee, relating to $47,180,000 aggregate principal amount of Junior Subordinated Notes due 2037. §§
10.14
Indenture, dated April 28, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ª
10.15	Loan Obligation Purchase Agreement, dated April 28, 2014, by and between Arbor Realty SR, Inc. and Arbor Realty Collateralized Loan Obligation 2014-1, Ltd.ª
10.16
Lead Placement Agreement, dated April 17, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC and Sandler O'Neill & Partners, L.P.ª
10.17
European Co-Placement Agreement, dated April 17, 2014, by and between Arbor Realty Collateralized Loan Obligation 2014-1, Ltd., Arbor Realty Collateralized Loan Obligation 2014-1, LLC and Chalkhill Partners LLP.ª
10.18	Indenture and First Supplemental Indenture dated May 12, 2014 between Arbor Realty Trust, Inc. and U.S. Bank National Association.▪▪▪
10.19
Indenture, dated February 27, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL1 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦
10.20	Loan Obligation Purchase Agreement, dated February 27, 2015, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD.♦
10.21
Co-Placement Agreement, dated February 20, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL1, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL1 LLC, J.P. Morgan and Sandler O'Neill & Partners, L.P. ♦
10.22	Annual Incentive Agreement, dated January 1, 2015, by and between Arbor Realty Trust, Inc. and Ivan Kaufman. ♦
10.23
Amendment No. 1 to Second Amended and Restated Management and Advisory Agreement, dated January 1, 2015, by and among Arbor Realty Trust, Inc., Arbor Commercial Mortgage, LLC, Arbor Realty Limited Partnership and Arbor Realty SR, Inc. ♦

Exhibit Number	Description
10.24	Indenture, dated August 18, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC, Arbor Realty SR, Inc. and U.S. Bank National Association. ♦♦
10.25	Loan Obligation Purchase Agreement, dated August 18, 2015, by and between Arbor Realty SR, Inc. and Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD.♦♦
10.26
Placement Agreement, dated August 7, 2015, by and between Arbor Realty Commercial Real Estate Notes 2015-FL2, LTD., Arbor Realty Commercial Real Estate Notes 2015-FL2 LLC and J.P. Morgan Securities LLC. ♦♦
21.1	List of Subsidiaries of Arbor Realty Trust, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
Financial statements from the Annual Report on Form 10-K of Arbor Realty Trust, Inc. for the year ended December 31, 2015, filed on February 26, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule IV.

Exhibit Index
▲	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
▲▲	Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K (No. 001-32136) filed on December 11, 2007.
*	Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-110472), as amended, filed on November 13, 2003.
**	Incorporated by reference to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2004.
§	Incorporated by reference to the Registrant's Form 8-A filed on February 1, 2013.
§§	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
§§§	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
ª	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
▪	Incorporated by reference to the Registrant's Form 8-A filed on May 8, 2013.
▪▪	Incorporated by reference to the Registrant's Form 8-A filed on February 24, 2014.
▪▪▪	Incorporated by reference to the Registrant's Form 8-K filed on May 12, 2014.

♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
♦♦	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR REALTY TRUST, INC.
By:	/s/ IVAN KAUFMAN
	Name:	Ivan Kaufman
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IVAN KAUFMAN Ivan Kaufman	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2016
/s/ PAUL ELENIO Paul Elenio	Chief Financial Officer (Principal Financial Officer)	February 26, 2016
/s/ ARCHIE R. DYKES Archie R. Dykes	Director	February 26, 2016
/s/ KAREN K. EDWARDS Karen K. Edwards	Director	February 26, 2016
/s/ WILLIAM C. GREEN William C. Green	Director	February 26, 2016
/s/ WILLIAM HELMREICH William Helmreich	Director	February 26, 2016
/s/ STANLEY KREITMAN Stanley Kreitman	Director	February 26, 2016
/s/ MELVIN F. LAZAR Melvin F. Lazar	Director	February 26, 2016
/s/ JOSEPH MARTELLO Joseph Martello	Director	February 26, 2016