Form 10-Q
period 2016-03-31
ARBOR REALTY TRUST INC
filed 2016-05-06
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 51,381,405 outstanding as of May 5, 2016.

ARBOR REALTY TRUST, INC.

FORM 10-Q

Forward Looking Statements

The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in Arbor Realty Trust, Inc.  We urge you to carefully review and consider the various disclosures made by us in this report.

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. We use words such as “anticipates,” “expects,” “believes,” “intends,” “should,” “will,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words.  Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.  Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically; adverse changes in the financing markets we access affecting our ability to finance our loan and investment portfolio; changes in interest rates; the quality and size of the investment pipeline and the rate at which we can invest our cash; impairments in the value of the collateral underlying our loans and investments; legislative/regulatory changes; the availability and cost of capital for future investments; competition; and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this report.  The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Arbor Realty Trust, Inc. and Subsidiaries — Significant Accounting Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets:
Cash and cash equivalents	$145,132,766	$188,708,687
Restricted cash (includes $18,113,410 and $46,695,819 from consolidated VIEs, respectively)	20,124,435	48,301,244
Loans and investments, net (includes $1,005,837,830 and $968,970,064 from consolidated VIEs, respectively)	1,581,621,970	1,450,334,341
Available-for-sale securities, at fair value	411,525	2,022,030
Investments in equity affiliates	34,927,586	30,870,235
Real estate owned, net	31,698,213	60,845,509
Real estate held-for-sale, net	28,590,235	8,669,203
Due from related party (includes $36,451 and $36,451 from consolidated VIEs, respectively)	435,552	8,082,265
Other assets (includes $7,109,833 and $6,969,201 from consolidated VIEs, respectively)	29,478,178	29,558,430
Total assets	$1,872,420,460	$1,827,391,944

Liabilities and Equity:
Credit facilities and repurchase agreements	$183,926,292	$136,252,135
Collateralized loan obligations (includes $759,734,287 and $758,899,661 from consolidated VIEs, respectively)	759,734,287	758,899,661
Senior unsecured notes	93,955,461	93,764,994
Junior subordinated notes to subsidiary trust issuing preferred securities	157,305,257	157,117,130
Mortgage note payable — real estate owned	—	27,155,000
Mortgage note payable — real estate held-for-sale	27,112,443	—
Due to related party (includes $1,061,877 and $0 from consolidated VIEs, respectively)	2,406,027	3,428,333
Due to borrowers	42,020,339	34,629,595
Other liabilities (includes $1,240,211 and $1,224,193 from consolidated VIEs, respectively)	44,605,843	51,054,321
Total liabilities	1,311,065,949	1,262,301,169
Commitments and contingencies	—	—
Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,295,905	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 51,381,405 and 50,962,516 shares issued and outstanding, respectively	513,814	509,625
Additional paid-in capital	617,921,438	616,244,196
Accumulated deficit	(142,631,782)	(136,118,001)
Accumulated other comprehensive loss	(3,744,864)	(4,840,950)
Total equity	561,354,511	565,090,775
Total liabilities and equity	$1,872,420,460	$1,827,391,944

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income	$25,818,465	$27,209,395
Interest expense	12,748,613	13,927,367
Net interest income	13,069,852	13,282,028
Other revenue:
Property operating income	5,331,532	8,450,343
Other income, net	89,763	36,000
Total other revenue	5,421,295	8,486,343
Other expenses:
Employee compensation and benefits	4,328,342	4,290,206
Selling and administrative	2,655,476	2,897,810
Acquisition costs	3,109,910	—
Property operating expenses	4,316,555	6,385,088
Depreciation and amortization	877,533	1,438,677
Provision for loan losses (net of recoveries)	(15,000)	982,680
Management fee - related party	2,700,000	2,675,000
Total other expenses	17,972,816	18,669,461
Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	518,331	3,098,910
Gain on acceleration of deferred income	—	11,009,162
Loss on termination of swaps	—	(4,289,450)
Gain on sale of real estate	607,553	3,984,364
Income from equity affiliates	1,897,442	3,095,913
Net income	3,023,326	16,898,899
Preferred stock dividends	1,888,430	1,888,430
Net income attributable to common stockholders	$1,134,896	$15,010,469

Basic earnings per common share	$0.02	$0.30

Diluted earnings per common share	$0.02	$0.30

Dividends declared per common share	$0.15	$0.13

Weighted average number of shares of common stock outstanding:
Basic	51,045,219	50,544,575
Diluted	51,095,128	50,832,736

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$3,023,326	$16,898,899
Unrealized (loss) gain on securities available-for-sale, at fair value	(58,789)	58,789
Unrealized loss on derivative financial instruments, net	(209,789)	(741,571)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	—	4,285,995
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,364,664	1,730,927
Comprehensive income	4,119,412	22,233,039
Less:
Preferred stock dividends	1,888,430	1,888,430
Comprehensive income attributable to common stockholders	$2,230,982	$20,344,609

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Three Months Ended March 31, 2016

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance — January 1, 2016	3,711,500	$89,295,905	50,962,516	$509,625	$616,244,196	$(136,118,001)	$(4,840,950)	$565,090,775
Stock-based compensation			419,890	4,199	1,677,232			1,681,431
Forfeiture of unvested restricted stock			(1,001)	(10)	10			—
Distributions — common stock						(7,644,227)		(7,644,227)
Distributions — preferred stock						(1,888,430)		(1,888,430)
Distributions — preferred stock of private REIT						(4,450)		(4,450)
Net income						3,023,326		3,023,326
Unrealized loss on securities available-for-sale							(58,789)	(58,789)
Unrealized loss on derivative financial instruments, net							(209,789)	(209,789)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							1,364,664	1,364,664
Balance — March 31, 2016	3,711,500	$89,295,905	51,381,405	$513,814	$617,921,438	$(142,631,782)	$(3,744,864)	$561,354,511

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$3,023,326	$16,898,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877,533	1,438,677
Stock-based compensation	1,681,431	1,692,066
Gain on acceleration of deferred income	—	(11,009,162)
Loss on termination of swaps	—	4,289,450
Gain on sale of real estate	(607,553)	(3,984,364)
Gain on sale of securities	(15,491)	—
Provision for loan losses (net of recoveries)	(15,000)	982,680
Amortization and accretion of interest, fees and intangible assets, net	852,174	1,527,715
Income from equity affiliates	(1,897,442)	(3,095,913)
Changes in operating assets and liabilities	(61,383)	(6,468,321)
Net cash provided by operating activities	$3,837,595	$2,271,727

Investing activities:
Loans and investments funded, originated and purchased, net	(283,857,810)	(329,471,068)
Payoffs and paydowns of loans and investments	159,039,238	174,980,791
Deferred fees	2,842,917	1,450,479
Investment in real estate, net	(391,691)	(894,119)
Contributions to equity affiliates	(2,448,122)	(13,259,007)
Proceeds from sale of real estate, net	9,347,975	18,482,352
Proceeds from sale of available-for-sale securities	1,567,207	—
Net cash used in investing activities	$(113,900,286)	$(148,710,572)

Financing activities:
Proceeds from repurchase agreements, credit facilities and notes payable	105,388,934	409,849,941
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(57,939,994)	(191,260,767)
Proceeds from mortgage note payable — real estate owned	—	27,155,000
Paydowns and payoffs of mortgage note payable — real estate	(42,557)	(30,984,357)
Proceeds from collateralized loan obligations	—	219,000,000
Payoffs and paydowns of collateralized debt obligations	—	(232,650,676)
Payoffs and paydowns of collateralized loan obligations	—	(177,000,000)
Change in restricted cash	27,771,209	190,312,724
Payments on swaps and margin calls to counterparties	—	(290,000)
Receipts on swaps and returns of margin calls from counterparties	930,000	1,270,000
Distributions paid on common stock	(7,644,227)	(6,562,050)
Distributions paid on preferred stock	(1,888,430)	(1,888,430)
Distributions paid on preferred stock of private REIT	(4,450)	(3,894)
Payment of deferred financing costs	(83,715)	(5,491,908)
Net cash provided by financing activities	$66,486,770	$201,455,583
Net (decrease) increase in cash and cash equivalents	$(43,575,921)	$55,016,738
Cash and cash equivalents at beginning of period	188,708,687	50,417,745
Cash and cash equivalents at end of period	$145,132,766	$105,434,483

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended March 31,
	2016	2015

Supplemental cash flow information:
Cash used to pay interest	$11,097,134	$12,091,253
Cash used for taxes	$60,887	$215,331
Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375
Investment transferred from real estate owned, net to real estate held-for-sale, net	$28,590,235	$—
Mortgage note payable — real estate owned transferred to real estate held-for-sale	$27,112,443	$—

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Note 1 —Description of Business

Arbor Realty Trust, Inc. is a Maryland corporation that was formed in 2003 to invest in a diversified portfolio of structured finance assets in the multifamily and commercial real estate markets, primarily consisting of bridge and mezzanine loans, including junior participating interests in first mortgages, preferred and direct equity.  We may also directly acquire real property and invest in real estate-related notes and certain mortgage-related securities.  We conduct substantially all of our operations through our operating partnership, Arbor Realty Limited Partnership (“ARLP”), and ARLP’s subsidiaries.  We are externally managed and advised by Arbor Commercial Mortgage, LLC (“ACM” or our “Manager”).  We organize and conduct our operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

Proposed Acquisition of our Manager’s Agency Platform

On February 25, 2016, we entered into an asset purchase agreement (“Purchase Agreement”) to acquire the agency platform (the “ACM Agency Business”) of our Manager for $250.0 million (the “Proposed Acquisition”). The purchase price is to be paid 50% in cash and 50% in units of limited partnership interest in ARLP which are redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis (“OP Units”). The equity component of the purchase price consists of 19.23 million OP Units which was based on a stock price of $6.50 per share. Each of the OP Units will be paired with a share of our newly-designated special voting preferred stock which will entitle ACM to one vote per share on any matter submitted to a vote of our stockholders. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares common stock distributions. The purchase price is subject to potential adjustment based on changes in the value of ACM’s servicing portfolio being acquired on the closing date. ACM has offered the option, at the discretion of the special committee of our Board of Directors, to provide for up to $50.0 million of financing to satisfy a portion of the cash consideration to be paid by us. All ACM employees directly related to the ACM Agency Business (approximately 230 employees) will become our employees following the consummation of the Proposed Acquisition.

The ACM Agency Business is comprised of its (i) underwriting, originating, selling and servicing multifamily mortgages under the Federal National Mortgage Association (“Fannie Mae”) delegated underwriting and servicing (“DUS”), U.S. Department of Housing and Urban Development (“HUD”)/Federal Housing Administration (“FHA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and conduit/commercial mortgage-backed securities (“CMBS”) programs, and (ii) certain assets and liabilities primarily consisting of the mortgage servicing rights related to the agency servicing portfolio, agency loans held for sale, warehouse financing of agency loans held for sale and other assets and liabilities directly related to the ACM Agency Business.

In addition, pursuant to the Purchase Agreement, ACM has provided a two year option for us to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million in the second year). The exercise of this option is at the discretion of the special committee of our Board of Directors, which has no obligation to exercise its option.

The transaction contemplated pursuant to the Purchase Agreement will require certain government and government-sponsored enterprise (“GSE”) approvals as well as a vote of our stockholders and other third party approvals. To date, the Federal Trade Commission has granted us early termination of the mandatory waiting period for our Hart-Scott-Rodino filing, we filed our definitive proxy statement with the SEC and we have scheduled our special shareholder meeting to vote on the Proposed Acquisition for June 1, 2016. We are also pursuing the other approvals needed to close the Proposed Acquisition. This transaction is expected to close by the third quarter of 2016; however, there can be no assurances that this transaction will be completed during this period or at all. In connection with evaluating this potential transaction, we incurred advisory fees totaling $3.1 million during the three months ended March 31, 2016 and fees totaling $7.6 million to date.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2015 Annual Report, which was filed with the SEC.

The accompanying unaudited consolidated financial statements include our financial statements, our wholly owned subsidiaries, and partnerships or other joint ventures in which we own a voting interest of greater than 50 percent, and variable interest entities (“VIEs”) of which we are the primary beneficiary.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Current accounting guidance requires us to present a) assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE, and b) liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary.  As a result of this guidance, we have separately disclosed parenthetically the assets and liabilities of our collateralized loan obligation (“CLO”) subsidiaries on our consolidated balance sheets.  Entities in which we have significant influence are accounted for primarily under the equity method.

As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of March 31, 2016 and 2015, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the three months ended March 31, 2016 and 2015.  Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the three months ended March 31, 2016 and 2015, we did not record any provision for income taxes for these taxable REIT subsidiaries as we expect any income to be offset by available federal and state net operating loss carryforwards.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant Accounting Policies

As of March 31, 2016, our significant accounting policies, which are detailed in our 2015 Annual Report, have not changed materially.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) amended its guidance on stock compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for the first quarter of 2017 and we are currently evaluating the impact it may have on our consolidated financial statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

In March 2016, the FASB amended its guidance on accounting for equity method investments. Among other things, the amended guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for the first quarter of 2017 and we are currently evaluating the impact it may have on our consolidated financial statements.

In February 2016, the FASB amended its guidance on accounting for leases that requires an entity to recognize balance sheet assets and liabilities for leases with terms of more than 12 months and also requires disclosure of key information about an entity’s leasing arrangements. The guidance is effective for the first quarter of 2019 with early adoption permitted. A modified retrospective approach is required. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In January 2016, the FASB amended its guidance on the recognition and measurement of financial assets and liabilities.  The amended guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update also, among other things, eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is effective for the first quarter of 2018 and we are currently evaluating the impact it may have on our consolidated financial statements.

In September 2015, the FASB amended its guidance on measurement-period adjustments arising from business combinations.  The guidance was effective for the first quarter of 2016 and it did not have a material impact on our consolidated financial statements.

In April 2015, the FASB amended its guidance on the balance sheet presentation of debt issuance costs.  The guidance was effective for the first quarter of 2016.  We early adopted this guidance in the fourth quarter of 2015 and it did not have a material effect on our consolidated financial statements.

In February 2015, the FASB amended its guidance on the consolidation analysis of VIEs.  The guidance was effective for the first quarter of 2016 and it did not have a material impact on our consolidated financial statements.

Note 3 — Loans and Investments

The following table sets forth the composition of our loan and investment portfolio:

	March 31, 2016	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,481,287,587	88%	112	5.46%	18.1	0%	76%
Mezzanine loans	44,251,715	3%	11	8.55%	26.9	30%	79%
Junior participation loans	62,256,582	4%	2	4.50%	8.2	85%	87%
Preferred equity investments	89,539,476	5%	10	7.29%	27.9	44%	85%
	1,677,335,360	100%	135	5.60%	18.5	7%	77%

Unearned revenue	(8,966,815)
Allowance for loan losses	(86,746,575)
Loans and investments, net	$1,581,621,970

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

	December 31, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,353,132,435	88%	105	5.48%	16.7	0%	75%
Mezzanine loans	40,390,905	3%	11	8.19%	32.9	35%	83%
Junior participation loans	62,256,582	4%	2	4.50%	11.2	85%	87%
Preferred equity investments	89,346,123	5%	10	7.52%	30.5	43%	80%
	1,545,126,045	100%	128	5.63%	17.7	7%	76%

Unearned revenue	(8,030,129)
Allowance for loan losses	(86,761,575)
Loans and investments, net	$1,450,334,341

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

Concentration of Credit Risk

We operate in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk.  We are subject to concentration risk in that, at March 31, 2016, the unpaid principal balance (“UPB”) related to 23 loans with five different borrowers represented 23% of total assets.  At December 31, 2015, the UPB related to 22 loans with five different borrowers represented 22% of total assets.  We measure our relative loss position for our mezzanine loans, junior participation loans, and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral.  We determine our loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

As a result of the loan review process at March 31, 2016 and December 31, 2015, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $155.3 million and $154.7 million, respectively, and a weighted average last dollar LTV ratio of 94% for each period.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows:

	March 31, 2016
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multi-family	$1,243,001,961	74%	3.0	2%	76%
Office	198,324,828	12%	2.9	27%	75%
Land	169,470,238	10%	3.7	4%	89%
Hotel	34,750,000	2%	4.0	60%	100%
Other	31,788,333	2%	3.1	12%	68%
Total	$1,677,335,360	100%	3.1	7%	77%

	December 31, 2015
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multi-family	$1,083,822,788	70%	3.0	2%	75%
Office	198,829,086	13%	3.0	27%	75%
Land	164,410,838	11%	3.8	5%	90%
Hotel	66,250,000	4%	3.5	32%	80%
Other	31,813,333	2%	3.1	13%	67%
Total	$1,545,126,045	100%	3.1	7%	76%

Geographic Concentration Risk

As of March 31, 2016, 30%, 16%, 14% and 11% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, California and Texas, respectively.  As of December 31, 2015, 34%, 14%, 14% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, California and Texas, respectively.

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

During the three months ended March 31, 2016, we recorded a recovery of a previously recorded loan loss of less than $0.1 million.

During the three months ended March 31, 2015, we recognized a provision for loan losses totaling $1.0 million. During the period, we also recorded net recoveries of previously recorded loan losses totaling less than $0.1 million, resulting in a provision for loan losses, net of recoveries totaling $1.0 million.  The provision for loan losses recorded in the three months ended March 31, 2015 was comprised of two loans with an aggregate carrying value before reserves of $4.8 million.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2016	2015

Allowance at beginning of the period	$86,761,575	$115,487,320
Provision for loan losses	—	1,000,000
Charge-offs	—	—
Recoveries of reserves	(15,000)	(17,320)
Allowance at end of the period	$86,746,575	$116,470,000

A summary of charge-offs and recoveries by asset class is as follows:

	Three Months Ended March 31,
	2016	2015
Charge-offs:
Hotel	$—	$—
Office	—	—
Multi-family	—	—
Total	$—	$—

Recoveries:
Multi-family	$(15,000)	$(17,320)
Total	$(15,000)	$(17,320)

Net (Charge-offs) Recoveries	$15,000	$17,320

Ratio of net (charge-offs) recoveries during the period to average loans and investments outstanding during the period	0.0%	0.0%

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of March 31, 2016 and 2015.

We have six loans with a carrying value totaling $118.6 million at March 31, 2016, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a current pay rate of interest, but four of the loans with a carrying value totaling $97.2 million entitle us to a weighted average accrual rate of interest of 9.60%.  We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and we deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $49.1 million related to these loans as of March 31, 2016.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

A summary of our impaired loans by asset class is as follows:

	March 31, 2016			Three Months Ended March 31, 2016
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$7,347,115	$7,390,618	$5,490,653	$7,354,615	$63,536
Office	27,576,082	22,791,944	21,972,444	27,578,332	23,047
Land	128,072,210	123,380,546	53,883,478	127,770,439	—
Hotel	34,750,000	34,400,000	3,700,000	34,750,000	282,149
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—
Total	$199,445,407	$189,663,108	$86,746,575	$199,153,386	$368,732

	December 31, 2015			Three Months Ended March 31, 2015
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized
Multi-family	$7,362,115	$7,350,764	$5,505,653	$39,231,234	$70,089
Office	27,580,582	22,796,444	21,972,444	36,086,582	274,853
Land	127,468,667	122,875,774	53,883,478	122,073,641	—
Hotel	34,750,000	34,486,433	3,700,000	34,875,000	257,130
Commercial	1,700,000	1,700,000	1,700,000	—	—
Total	$198,861,364	$189,209,415	$86,761,575	$232,266,457	$602,072

(1) Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class and was comprised of nine loans at both March 31, 2016 and December 31, 2015.

(2) Represents an average of the beginning and ending UPB of each asset class.

As of March 31, 2016, three fully reserved loans with loan loss reserves totaling $22.9 million were classified as non-performing.  Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.  As of December 31, 2015, three loans with an aggregate net carrying value of less than $0.1 million, net of related loan loss reserves on the loans of $22.9 million, were classified as non-performing.

A summary of our non-performing loans by asset class is as follows:

	March 31, 2016			December 31, 2015
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multi-family	$770,653	$—	$770,653	$765,799	$—	$765,799
Office	20,472,444	—	20,472,444	20,472,444	—	20,472,444
Commercial	1,700,000	—	1,700,000	1,700,000	—	1,700,000
Total	$22,943,097	$—	$22,943,097	$22,938,243	$—	$22,938,243

At March 31, 2016, we did not have any loans contractually past due 90 days or more that are still accruing interest.

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
Asset Class	Number of Loans	Original Unpaid Principal Balance	Original Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest

Multifamily	1	$14,646,456	5.24%	$14,646,456	5.24%	1	$6,192,666	5.93%	$6,192,666	5.93%

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of March 31, 2016 and 2015 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three months ended March 31, 2016 and 2015. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of March 31, 2016, we had total interest reserves of $16.1 million on 59 loans with an aggregate UPB of $787.8 million.

Note 4 — Securities

The following is a summary of our securities classified as available-for-sale at March 31, 2016:

	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Cost	Gain	Fair Value

2,939,465 common shares of CV Holdings, Inc.	$58,789	$352,736	$411,525

The following is a summary of our securities classified as available-for-sale at December 31, 2015:

	Face	Amortized	Cumulative Unrealized	Carrying Value / Estimated
	Value	Cost	Gain	Fair Value

Federal Home Loan Mortgage Corporation	$1,500,000	$1,551,716	$—	$1,551,716
2,939,465 common shares of CV Holdings, Inc.	—	58,789	411,525	$470,314

Total available-for-sale securities	$1,500,000	$1,610,505	$411,525	$2,022,030

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Note 5 — Investments in Equity Affiliates

The following is a summary of our investments in equity affiliates:

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	March 31, 2016	December 31, 2015	March 31, 2016

Arbor Residential Investor LLC	$29,964,030	$25,923,679	$—
West Shore Café	1,975,933	1,955,933	1,687,500
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	89,796	92,796	4,994,166
Lexford Portfolio	100	100	—
Ritz-Carlton Club	—	—	—
Total	$34,927,586	$30,870,235	$6,681,666

We account for all investments in equity affiliates under the equity method.

Arbor Residential Investor LLC (“ARI”) — In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business. During the three months ended March 31, 2016 and 2015, we recorded $1.6 million and $3.1 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

In 2015, we also invested $9.7 million into a joint venture through ARI, in which we own a 50% non-controlling interest that invests in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  We also funded $2.4 million of additional mortgage purchases during the three months ended March 31, 2016, for a total investment of $12.1 million as of March 31, 2016. During the three months ended March 31, 2016 and 2015, we recorded income and a loss of less than $0.1 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

The summarized statements of operations for our individually significant investment in ARI are as follows:

	Three Months Ended March 31,
Statements of Operations:	2016	2015
Revenue:
Total revenues	$42,929,432	$37,863,998

Total expenses	36,007,398	25,154,107

Net income	$6,922,034	$12,709,891
Arbor’s share of income	$1,592,228	$3,035,797

Note 6 — Real Estate Owned and Held-For-Sale

Our real estate assets were comprised of three multifamily properties (the “Multifamily Portfolio”), one hotel property (the “Hotel Portfolio”) and an office building at March 31, 2016 and three multifamily properties, two hotel properties and an office building at December 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Real Estate Owned

	March 31, 2016			December 31, 2015
	Hotel Portfolio	Office Building	Total	Multifamily Portfolio	Hotel Portfolio	Office Building	Total
Land	$3,293,651	$4,509,000	$7,802,651	$5,538,844	$3,293,651	$4,509,000	$13,341,495
Building and intangible assets	30,519,869	1,391,000	31,910,869	32,643,889	30,338,882	1,391,000	64,373,771
Less: accumulated depreciation and amortization	(7,789,546)	(225,761)	(8,015,307)	(9,399,041)	(7,329,615)	(141,101)	(16,869,757)
Real estate owned, net	$26,023,974	$5,674,239	$31,698,213	$28,783,692	$26,302,918	$5,758,899	$60,845,509

As of December 31, 2015, our Multifamily Portfolio had a weighted average occupancy rate of approximately 94%.

For the three months ended March 31, 2016 and 2015, our Hotel Portfolio had a weighted average occupancy rate of approximately 66% and 63%, respectively, a weighted average daily rate of approximately $97 and $103, respectively, and a weighted average revenue per available room of approximately $65 and $64, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Our real estate assets had restricted cash balances totaling $2.0 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively, due to escrow requirements.

Real Estate Held-For-Sale

In the first quarter of 2016, we sold a property in the Hotel Portfolio for $9.7 million and recognized a gain of $0.6 million.  We also reclassified the three remaining properties in the Multifamily Portfolio with an aggregate carrying value of $28.6 million and an aggregate debt balance of $27.1 million as held-for-sale due to a proposed sale that was completed in April 2016. The properties were sold for $41.0 million and we expect to recognize a total gain of approximately $11.0 million. A portion of the proceeds from this sale were used to pay off the outstanding debt on these properties. See Note 7 — “Debt Obligations” for further details.

In the first quarter of 2015, we sold a property in our Multifamily Portfolio as well as a property in the Hotel Portfolio classified as held-for-sale for a total of $18.8 million and recognized a gain of $4.0 million.

As of March 31, 2016, our Multifamily Portfolio had a weighted average occupancy rate of approximately 97%.

The results of operations for properties classified as held-for-sale are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue:
Property operating income	$1,695,348	$1,457,995

Expenses:
Property operating expense	1,061,828	1,096,038
Depreciation	334,631	457,637
Net income (loss)	$298,889	$(95,680)

Note 7 — Debt Obligations

We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

	March 31, 2016				December 31, 2015
	Debt	Debt	Collateral	Weighted	Debt	Debt	Collateral	Weighted
	Principal	Carrying	Carrying	Average	Principal	Carrying	Carrying	Average
	Balance	Value	Value	Note Rate	Value	Value	Value	Note Rate

$150 million warehouse repurchase facility	$58,326,214	$57,809,401	$99,189,746	2.70%	$58,270,774	$57,610,463	$99,641,504	2.70%
$100 million warehousing credit facility	21,837,200	21,625,911	31,400,000	2.62%	24,582,200	24,328,863	38,000,000	2.62%
$75 million warehousing credit facility	31,241,000	31,186,023	45,465,000	2.60%	13,852,500	13,766,445	18,470,000	2.59%
$75 million warehousing credit facility	17,150,000	17,149,388	26,000,000	2.47%	—	—	—	—
$50 million warehousing credit facility	39,720,000	39,706,666	49,650,000	2.47%	24,120,000	24,114,494	30,200,000	2.46%
$16.5 million term credit facility	16,500,000	16,448,903	29,750,000	3.23%	16,500,000	16,431,870	29,750,000	3.22%
Total	$184,774,414	$183,926,292	$281,454,746	2.65%	$137,325,474	$136,252,135	$216,061,504	2.69%

At March 31, 2016 and December 31, 2015, the weighted average interest rate for our credit facilities and repurchase agreements was 2.65% and 2.69%, respectively.  Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 3.18% and 3.42% at March 31, 2016 and December 31, 2015, respectively. There were no interest rate swaps on these facilities at March 31, 2016 and December 31, 2015.

We have a $150.0 million warehouse repurchase facility with a financial institution initially used to finance a significant portion of the unwind of two of our collateralized debt obligation (“CDO”) vehicles in the first quarter of 2015. See “Collateralized Debt Obligations” below.  The facility bears interest at a rate of 212.5 basis points over LIBOR on senior mortgage loans, 350.0 basis points over LIBOR on junior mortgage loans, and matures in January 2017 with a one-year extension option.  If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.  Debt carrying value is net of $0.5 million and $0.7 million of deferred financing fees at March 31, 2016 and December 31, 2015, respectively.

We have a $100.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bore interest at a rate of 225 basis points over LIBOR and was to mature in April 2015.   In May 2015, we amended the facility decreasing the rate of interest to 215 basis points over LIBOR and extended the maturity to May 2017 with a one-year extension option, subject to certain conditions.  The facility has a maximum advance rate of 75% and also has a compensating balance requirement of $50.0 million to be maintained by us and our affiliates.  Debt carrying value is net of $0.2 million and $0.3 million of deferred financing fees at March 31, 2016 and December 31, 2015, respectively

We have a $75.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties that bore interest at a rate of 225 basis points over LIBOR and was to mature in June 2015.   In June 2015, we amended the facility, extending the maturity to June 2016, decreasing the rate of interest to 212.5 basis points over LIBOR, and added a new $25.0 million sublimit to finance healthcare related loans.  The healthcare related loans will have an interest rate ranging from 225 basis points to 250 basis points over LIBOR depending on the type of healthcare facility financed.  The facility has a maximum advance rate of 75%.  Debt carrying value is net of $0.1 million of deferred financing fees at March 31, 2016 and December 31, 2015, respectively.

We have another $75.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily and commercial properties that bears interest at a rate of 200 basis points over LIBOR and was to mature in April 2016.  In April 2016, the facility was extended to June 2016. The facility has a maximum advance rate of 70% or 75%, depending on the property type. Debt carrying value is net of less than $0.1 million of deferred financing fees at both March 31, 2016 and December 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

We have a $50.0 million warehouse facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 200 basis points over LIBOR and was to mature in February 2016. In February 2016, we amended the facility, increasing the committed amount by $25.0 million to $50.0 million and extending the maturity to February 2017 with two one-year extension options, subject to certain conditions. Debt carrying value is net of less than $0.1 million of deferred financing fees at both March 31, 2016 and December 31, 2015.

In September 2015, we entered into a $16.5 million term facility with a financial institution to finance a first mortgage loan.  The facility bears interest at a rate of 275 basis points over LIBOR, matures in December 2016 and has a compensating balance requirement of $3.0 million to be maintained by us and our affiliates.  Debt carrying value is net of $0.1 million of deferred financing fees at March 31, 2016 and December 31, 2015, respectively.

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

Collateralized Loan Obligations (CLOs)

In August 2015, we completed a collateralized securitization vehicle (“CLO V”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $267.8 million, of which we purchased $12.5 million of Class C notes that we subsequently sold at par for $12.5 million.  As of the CLO closing date, the notes were secured by a portfolio of loan obligations with a face value of approximately $302.6 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio.  The financing has an approximate three year replacement period that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  Initially, the proceeds of the issuance of the securities also included $47.4 million for the purpose of acquiring additional loan obligations for a period of up to 120 days from the closing date of the CLO.  In September 2015, the additional proceeds were fully utilized resulting in the issuer owning loan obligations with a face value of approximately $350.0 million.  We retained a residual interest in the portfolio with a notional amount of approximately $82.3 million.  The notes have an initial weighted average interest rate of approximately 2.44% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 3.07%.

In March 2015, we completed the unwinding of CLO II, redeeming $177.0 million of our outstanding notes which were repaid primarily from the refinancing of the remaining assets within our new and existing financing facilities as well as with cash held by the CLO and expensed $1.5 million of deferred fees in the first quarter of 2015 into interest expense on the consolidated statements of income.

In February 2015, we completed a collateralized securitization vehicle (“CLO IV”), issuing to third party investors three tranches of investment grade CLOs through two newly-formed wholly-owned subsidiaries totaling $219.0 million.  At closing, the notes were secured by a portfolio of loan obligations with a face value of $250.0 million, consisting primarily of bridge loans that were contributed from our existing loan portfolio, as well as $50.0 million for the purpose of acquiring additional loan obligations.  The financing has an approximate 2.5 year replacement period from closing that allows the principal proceeds and sale proceeds (if any) of the loan obligations to be reinvested in qualifying replacement loan obligations, subject to the satisfaction of certain conditions set forth in the indenture.  Thereafter, the outstanding debt balance will be reduced as loans are repaid.  We retained a residual interest in the portfolio with a notional amount of approximately $81.0 million.  The notes had an initial weighted average interest rate of approximately 2.24% plus one-month LIBOR and interest payments on the notes are payable monthly.  Including certain fees and costs, the initial weighted average note rate was 2.96%.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

The following table outlines borrowings and the corresponding collateral under our CLOs as of March 31, 2016:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)
CLO III	$281,250,000	$279,416,407	$362,392,312	$361,238,817	$9,897,410	$—
CLO IV	219,000,000	216,267,800	299,042,848	298,381,148	957,153	—
CLO V	267,750,000	264,050,080	346,791,173	346,217,866	3,208,828	—
Total CLOs	$768,000,000	$759,734,287	$1,008,226,333	$1,005,837,831	$14,063,391	$—

The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2015:

	Debt		Collateral
			Loans		Cash
	Face	Carrying	Unpaid	Carrying	Restricted	Collateral
	Value	Value	Principal	Value	Cash (1)	At-Risk (2)
CLO III	$281,250,000	$279,129,518	$339,019,221	$338,034,689	$25,135,492	$—
CLO IV	219,000,000	215,985,420	288,581,773	287,946,641	11,418,227	—
CLO V	267,750,000	263,784,723	343,561,696	342,988,734	6,438,304	—
Total CLOs	$768,000,000	$758,899,661	$971,162,690	$968,970,064	$42,992,023	$—

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date in May 2024.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.87% and 2.86% at March 31, 2016 and December 31, 2015, respectively. Debt carrying value is net of $1.8 million and $2.1 million of deferred financing fees at March 31, 2016 and December 31, 2015, respectively.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025.  Interest is variable based on three-month LIBOR; the weighted average note rate was 2.72% and 2.71% at March 31, 2016 and December 31, 2015, respectively. Debt carrying value is net of $2.7 million and $3.0 million of deferred financing fees at March 31, 2016 and December 31, 2015, respectively.

CLO V — Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 2.92% and 2.91% at March 31, 2016 and December 31, 2015, respectively. Debt carrying value is net of $3.7 million and $3.8 million of deferred financing fees at March 31, 2016 and December 31, 2015, respectively.

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

At both March 31, 2016 and December 31, 2015, the aggregate weighted average note rate for our CLOs was 2.84%.  Including certain fees and costs, the weighted average note rate was 3.27% and 3.24% at March 31, 2016 and December 31, 2015, respectively.

We account for our CLO transactions on our consolidated balance sheet as financing facilities.  Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements accordingly.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Collateralized Debt Obligations (CDOs)

In July 2015, we completed the unwind of CDO III, our last remaining CDO vehicle, redeeming $71.1 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO III’s remaining assets within our existing financing facilities, as well as with cash held by the CDO.  We also terminated a related interest rate swap and incurred a loss of $0.3 million in the third quarter of 2015.  CDO III had a $100.0 million revolving note class that provided a revolving note facility, which was paid off in the first quarter of 2015.

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

Senior Unsecured Notes

During 2014, we issued $90.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering for net proceeds of $85.4 million after deducting the issuance and underwriting discounts and offering expenses.  In connection with this offering, the underwriters exercised a portion of their overallotment option for a $7.8 million aggregate principal amount providing additional net proceeds of $7.4 million.  The notes can be redeemed by us after May 15, 2017.  The interest is paid quarterly in February, May, August and November.  Including certain fees and costs, the weighted average note rate was 8.15% and 8.12% at March 31, 2016 and December 31, 2015, respectively.  The debt carrying value of $94.0 million and $93.8 million at March 31, 2016 and December 31, 2015, respectively, is net of $3.9 million and $3.5 million, respectively, of deferred financing fees. We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes was $157.3 million and $157.1 million at March 31, 2016 and December 31, 2015, respectively, which is net of a deferred amount of $15.3 million and $15.5 million, respectively, that is being amortized into interest expense over the life of the notes and $3.2 million and $3.3 million, respectively, of deferred financing fees.  These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and were not redeemable for the first two years.  The current weighted average note rate was 3.45% and 3.43% at March 31, 2016 and December 31, 2015, respectively.  Including certain fees and costs, the weighted average note rate was 3.56% and 3.55% at March 31, 2016 and December 31, 2015, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  See Note 9 — “Variable Interest Entities” for further details.

Mortgage Note Payable — Real Estate Owned and Held-For-Sale

In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the Multifamily Portfolio mortgage of $20.7 million, replacing it with two new notes payable totaling $27.2 million.  At March 31, 2016, the new notes payable consists of a $24.7 million secured loan that bears interest at a fixed rate of 3.00% and matures in December 2017, as well as a $2.5 million, unsecured loan that bears interest at a variable rate of one-month LIBOR plus 2.75% and matures in December 2016. These notes payable were repaid in full in April 2016 in connection with the sale of the remaining properties in the Multifamily Portfolio.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Debt Covenants

Our debt facilities contain various financial covenants and restrictions, including a minimum liquidity requirement of $20.0 million, minimum net worth requirement of $100.0 million to $300.0 million depending on the debt facility and a maximum total liabilities less subordinated debt requirement of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at March 31, 2016.

Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of March 31, 2016, as well as on the most recent determination dates in April 2016.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CLO compliance tests as of the most recent determination dates in April

2016:

Cash Flow Triggers	CLO III	CLO IV	CLO V

Overcollateralization (1)

Current	133.33%	136.99%	130.72%

Limit	132.33%	135.99%	129.72%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	299.10%	327.01%	270.88%

Limit	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

The chart below is a summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter:

Determination (1)	CLO III	CLO IV	CLO V

April 2016	133.33%	136.99%	130.72%
January 2016	133.33%	136.99%	130.72%
October 2015	133.33%	136.99%	130.72%
July 2015	133.33%	136.99%	—
April 2015	133.33%	136.99%	—

(1) The table above represents the quarterly trend of our overcollateralization ratio, however, the CLO determination dates are monthly and we were in compliance with this test for all periods presented.

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

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by us (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation\ Cash Flow	Derivative	Count	March 31, 2016	Count	December 31, 2015	Expiration Date	Sheet Location	March 31, 2016	December 31, 2015

Qualifying	LIBOR Caps	2	$84,100	2	$84,100	2017	Other Assets	$1	$3
Qualifying	Interest Rate Swaps	5	$107,821	5	$107,821	2016 - 2017	Other Liabilities	$(3,553)	$(4,669)

The changes in the fair value of qualifying interest rate swap cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  As of March 31, 2016, we expect to reclassify $(3.6) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  During the three months ended March 31, 2015, CDO I and CDO II were unwound and the related interest rate swaps with an aggregate notional value of $134.6 million and an aggregate fair value of $(4.3) million were terminated and recorded as a loss in the first quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.  Also during the three months ended March 31, 2015, we entered into a qualifying LIBOR cap hedge due to a CLO agreement requiring a LIBOR cap of 2% with a notional value of $43.5 million.

Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of March 31, 2016 and December 31, 2015, we had a net deferred loss of $0.5 million and $0.6 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements.  We recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended March 31, 2016 and 2015, and less than $0.1 million and $0.1 million as a reduction to interest expense related to the accretion of the net gains for the three months ended March 31, 2016 and 2015, respectively.  We expect to record approximately $0.5 million of net deferred loss to interest expense over the next twelve months.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Non-qualifying basis swap hedges were used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  During the three months ended March 31, 2015, our remaining basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated as part of the CDO II unwind and a loss was recorded in the first quarter of 2015.

The following table presents the effect of our derivative financial instruments on the statements of income (dollars in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended March 31,		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended March 31,		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Termination of Swaps (Ineffective Portion) For the Three Months Ended March 31,		Amount of Loss Recognized in Loss on Termination of Swaps (Ineffective Portion) For the Three Months Ended March 31,
Designation\Cash Flow	Derivative	2016	2015	2016	2015	2016	2015	2016	2015

Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$—	$(3)

Qualifying	Interest Rate Swaps/Cap	$210	$742	$(1,365)	$(1,731)	$—	$(4,286)	$—	$—

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of March 31, 2016 and December 31, 2015 of $(4.1) million and $(5.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(3.6) million and $(4.7) million, respectively, and net deferred losses on terminated interest rate swaps of $(0.5) million and $(0.6) million, respectively.

We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.  As of March 31, 2016 and December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(3.6) million and $(4.6) million, respectively.  As of March 31, 2016 and December 31, 2015, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $4.1 million and $5.0 million, respectively, which is recorded in other assets in our consolidated balance sheets.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Consolidated VIEs

We consolidate our CLO subsidiaries, which qualify as VIEs, of which we are the primary beneficiary.  These CLOs invest in real estate and real estate-related securities and are financed by the issuance of CLO debt securities.  We, or one of our affiliates, is named collateral manager, servicer, and special servicer for all CLO collateral assets which we believe gives us the power to direct the most significant economic activities of the entity.  We also have exposure to CLO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CLO bond investors.  As a result of consolidation, equity interests in these CLOs have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CLOs to third parties.  Our operating results and cash flows include the gross amounts related to CLO assets and liabilities as opposed to our net economic interests in the CLO entities.

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs.  The liabilities of the CLOs are non-recourse to us and can only be satisfied from each CLOs respective asset pool.  Assets and liabilities related to the CLOs are disclosed parenthetically, in the aggregate, in our consolidated balance sheets.  See Note 7 — “Debt Obligations” for further details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

For the first quarter of 2016, we adopted the amended guidance on the consolidation of VIEs, modifying the analysis we must perform to determine whether we should consolidate certain types of legal entities. Under the revised guidance, our operating partnership, ARLP, was determined to be a VIE. As this operating partnership is already consolidated in our financial statements, the identification of this entity as a VIE has no impact on our consolidated financial statements.

Unconsolidated VIEs

We determined that we are not the primary beneficiary of 23 VIEs in which we have a variable interest as of March 31, 2016 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $374.3 million and exposure to real estate debt of approximately $1.7 billion at March 31, 2016.

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of March 31, 2016:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)

Loans	$371,784,201	$371,784,201
Equity investments	1,956,032	1,956,032
Junior subordinated notes (3)	578,000	578,000
Total	$374,318,233	$374,318,233

(1) Represents the carrying amount of loans and investments before reserves.  At March 31, 2016, $152.8 million of loans to VIEs had corresponding loan loss reserves of $80.6 million.  See Note 3 — “Loans and Investments” for further details.

(2) Our maximum exposure to loss as of March 31, 2016 would not exceed the carrying amount of its investment.

(3) It is not appropriate to consolidate these entities as equity interests are variable interests only to the extent that the investment is considered to be at risk.  Since our investments were funded by the entities that issued the junior subordinated notes, it is not considered to be at risk.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

	March 31, 2016			December 31, 2015
	Principal /			Principal /
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Amount	Value	Fair Value	Amount	Value	Fair Value
Financial assets:
Loans and investments	$1,677,335,360	$1,581,621,970	$1,631,872,629	$1,545,126,045	$1,450,334,341	$1,481,353,410
Available-for-sale securities	58,789	411,525	411,525	1,610,505	2,022,030	2,022,030
Derivative financial instruments	84,100,000	480	480	84,100,000	3,345	3,345

Financial liabilities:
Credit and repurchase facilities	$187,774,414	$183,926,292	$184,428,918	$137,325,474	$136,252,135	$137,072,691
Collateralized loan obligations	768,000,000	759,734,287	752,105,625	768,000,000	758,899,661	766,065,400
Senior unsecured notes	97,860,025	93,955,461	97,116,289	97,860,025	93,764,994	96,294,265
Junior subordinated notes	175,858,000	157,305,257	104,465,277	175,858,000	157,117,130	104,073,847
Mortgage note payable - real estate owned and held-for-sale	27,112,443	27,112,443	27,043,694	27,155,000	27,155,000	27,111,231
Derivative financial instruments	107,812,840	3,553,740	3,553,740	107,820,995	4,669,273	4,669,273

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

March 31, 2016

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

Available-for-sale securities:  Fair values are approximated based on current market quotes received from active markets or financial sources that trade such securities.  The fair values of available-for-sale equity securities traded in active markets are approximated using Level 1 inputs, while the fair values of available-for-sale debt securities that are approximated using recent purchase price and subsequent sales price of the securities, were valued using Level 2 inputs.

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

Credit facilities, repurchase agreements and mortgage notes payable:  Fair values are estimated at Level 3 using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates for financing with similar characteristics and credit quality.

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following input levels as of March 31, 2016:

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$411,525	$411,525	$411,525	$—	$—
Derivative financial instruments	480	480	—	480	—
Financial liabilities:
Derivative financial instruments	$3,553,740	$3,553,740	$—	$3,553,740	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair value of these financial assets was determined using the following input levels as of March 31, 2016:

	Net Carrying	Fair	Fair Value Measurements Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Impaired loans, net (1)	$102,916,533	$102,916,533	$—	$—	$102,916,533

(1) We had an allowance for loan losses of $86.7 million relating to nine loans with an aggregate carrying value, before loan loss reserves, of $189.7 million at March 31, 2016.

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

Quantitative information about Level 3 fair value measurements on a recurring and non-recurring basis:

	March 31, 2016
	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Financial assets:
Impaired loans (1):
Multi-family	$1,899,965	Direct capitalization analysis	Capitalization rate Revenue growth rate	6.50% to 9.75% (8.86%) 4.30%
Office	819,500	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	11.00% 8.03% 2.50%
Land	69,497,068	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	15.00% 7.25% 3.00%
Hotel	30,700,000	Discounted cash flows	Discount rate Capitalization rate Revenue growth rate	9.25% 7.25% 3.80%
Commercial	—	Discounted cash flows	Capitalization rate	6.00%

(1)         Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of March 31, 2016:

			Fair Value Measurements
	Carrying	Fair	Using Fair Value Hierarchy
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Loans and investments, net	$1,581,621,970	$1,631,872,629	$—	$—	$1,631,872,629
Financial liabilities:
Credit facilities and repurchase agreements	$183,926,292	$184,428,918	$—	$—	$184,428,918
Collateralized loan obligations	759,734,287	752,105,625	—	—	752,105,625
Senior unsecured notes	93,955,461	97,116,289	97,116,289	—	—
Junior subordinated notes	157,305,257	104,465,277	—	—	104,465,277
Mortgage note payable — real estate owned	27,112,443	27,043,694	—	—	27,043,694

Note 11 — Commitments and Contingencies

Contractual Commitments

Our debt obligations have approximate maturities of $158.7 million in 2016, $325.8 million in 2017, $384.1 million in 2018, $89.6 million in 2019, $32.1 million in 2020 and $273.7 million thereafter.

In accordance with certain loans and investments, we have outstanding unfunded commitments of $10.5 million as of March 31, 2016 that we are obligated to fund as the borrowers meet certain requirements.  Of this total, we have $2.7 million in restricted cash which was available to fund all of the unfunded commitments for loans financed by our CLO vehicles.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

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

March 31, 2016

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

Common Stock

As of March 31, 2016, 6,500,000 common shares are available under an “At-The-Market” equity offering with JMP Securities LLC.

As of March 31, 2016, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

Distributions

The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2016:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125

(1) The dividend declared on February 1, 2016 for the Series A, B and C preferred stock was for the period December 1, 2015 through February 29, 2016.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Common Stock — On May 4, 2016, the Board of Directors declared a cash dividend of $0.15 per share of common stock.  The dividend is payable on May 31, 2016 to common stockholders of record as of the close of business on May 18, 2016.

Preferred Stock — On May 2, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2016 through May 31, 2016 and are payable on May 31, 2016 to preferred stockholders of record on May 15, 2016.

Deferred Compensation

In March 2016, we issued 282,405 shares of restricted common stock under the 2014 Omnibus Stock Incentive Plan (the “2014 Plan”) to certain employees of ours and our Manager with a total grant date fair value of $1.9 million and recorded $0.2 million to employee compensation and benefits and $0.5 million to selling and administrative expense in our consolidated statements of income.  One third of the shares vested as of the date of grant, one third will vest in March 2017, and the remaining third will vest in March 2018.  In March 2016, we also issued 67,260 shares of fully vested common stock to the independent members of the Board of Directors under the 2014 Plan and recorded $0.4 million to selling and administrative expense in our consolidated statements of income.

During the first quarter of 2016, we issued 70,225 shares of restricted common stock to Mr. Ivan Kaufman, our chairman and chief executive officer, under his 2015 annual incentive agreement with a grant date fair value of $0.5 million and recorded $0.1 million to employee compensation and benefits in our consolidated statements of income.  One quarter of the shares vested as of the date of grant and one quarter will vest on each of the first, second and third anniversaries of the date of grant.  Mr. Kaufman was also granted up to 421,348 performance-based restricted stock units that vest at the end of a four-year performance period based on our achievement of certain total stockholder return objectives. The restricted stock units had a grant date fair value of $0.9 million and we recorded less than $0.1 million to employee compensation and benefits in our consolidated statements of income. To date under his 2015 annual incentive agreement, Mr. Kaufman was granted in the aggregate up to 867,113 performance-based restricted stock units.

As of March 31, 2016, unvested restricted stock consisted of 237,299 shares granted to our employees with a grant date fair value of $1.6 million and 241,343 shares granted to employees of our Manager with a grant date fair value of $1.6 million, which is subject to re-measurement each reporting period.  Expense is recognized ratably over the vesting period in our consolidated statements of income in employee compensation and benefits expense and selling and administrative expense, respectively.  During the three months ended March 31, 2016 and 2015, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits of $0.1 million for both periods and for non-employees to selling and administrative expense for $0.1 million and $0.2 million, respectively. During the first quarter of 2016, a total of 1,001 shares of unvested restricted stock with a grant date value of less than $0.1 million were forfeited.

Vesting of restricted shares is dependent on a service requirement.  Dividends paid on restricted shares are recorded as dividends on shares of our common stock whether or not they are vested.  For accounting purposes, we measure the compensation costs for these shares as of the date of the grant, with subsequent re-measurement for any unvested shares granted to non-employees of ours with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

Accumulated Other Comprehensive Loss

At March 31, 2016, accumulated other comprehensive loss was $3.7 million and consisted of $3.6 million of net unrealized losses on derivatives designated as cash flow hedges, and $0.5 million of net deferred losses on terminated interest swaps, less a $0.4 million unrealized gain related to available-for-sale securities.  At December 31, 2015, accumulated other comprehensive loss was $4.8 million and consisted of $4.7 million of net unrealized losses on derivatives designated as cash flow hedges, and $0.6 million of net deferred losses on terminated interest swaps, less a $0.4 million unrealized gain related to available-for-sale securities.

Reclassifications out of accumulated other comprehensive loss is as follows:

	Three Months Ended March 31,
	2016	2015	Statement of Income Caption
Net realized losses on derivatives designated as cash flow hedges:
Interest rate swaps	$(1,364,664)	$(1,730,927)	Interest expense (1)
Termination of interest rate swaps	$—	$(4,285,995)	Loss on termination of swaps (1)

(1) See Note 8 — “Derivative Financial Instruments” for additional details.

Note 13 — Earnings Per Share

Basic EPS is calculated by dividing net income attributable to Arbor Realty Trust, Inc. by the weighted average number of shares of common stock outstanding during each period inclusive of unvested restricted stock with full dividend participation rights.  Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period using the treasury stock method.  Our common stock equivalents are comprised of the weighted average dilutive effect of performance-based restricted stock units granted to our chief executive officer in the first quarter of 2016 and 2015.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Basic	Diluted	Basic	Diluted
Net income attributable to common stockholders (1)	$1,134,896	$1,134,896	$15,010,469	$15,010,469

Weighted average number of common shares outstanding	51,045,219	51,045,219	50,544,575	50,544,575
Dilutive effect of restricted stock units (2)	—	49,909	—	288,161
Weighted average number of common shares outstanding	51,045,219	51,095,128	50,544,575	50,832,736

Net income per common share (1)	$0.02	$0.02	$0.30	$0.30

(1)         Net of preferred stock dividends.

(2)         Mr. Kaufman was granted restricted stock units in 2016 and 2015 which vest at the end of a four-year performance period based upon our achievement of total shareholder return objectives.  See Note 12 — “Equity” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

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

The following table sets forth our base management fees and incentive fees for the periods indicated:

	Three Months Ended March 31,
Management Fees:	2016	2015

Base	$2,700,000	$2,675,000

Incentive	—	—

Total management fee	$2,700,000	$2,675,000

For the three months ended March 31, 2016 and 2015, no “success-based” payments were incurred.

Other Related Party Transactions

Due from related party was $0.4 million and $8.1 million at March 31, 2016 and December 31, 2015, respectively, and consisted primarily of paydowns to be remitted and escrows held by our Manager and its affiliates related to real estate transactions.

Due to related party was $2.4 million at March 31, 2016 and consisted primarily of $1.3 million of base management fees due to our Manager, of which $0.7 million will be remitted by us in the following quarter and $1.1 million of escrows due to our Manager and its affiliates related to real estate transactions .  At December 31, 2015, due to related party was $3.4 million and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 50% in the borrowing entity.  The bridge loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of January 2019.  The preferred equity investment has a fixed interest rate of 10% and a maturity date of April 2016, which was extended to July 2016.  Interest income recorded from these loans totaled $0.3 million for the three months ended March 31, 2016.

In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of January 2019.  Interest income recorded from this loan totaled $0.2 million for the three months ended March 31, 2016.

In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of November 2018 with two one-year extension options.  Interest income recorded from this loan totaled $0.1 million for the three months ended March 31, 2016.

In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor.  The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Kaufman, certain other related parties and certain unaffiliated persons.  The loans have an interest rate of LIBOR plus 5.00% with a LIBOR floor of 0.25% and a maturity date of October 2017.  Interest income recorded from these loans totaled $0.2 million for the three months ended March 31, 2016.

In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of April 2018.  Interest income recorded from this loan totaled $0.1 million for the three months ended March 31, 2016.

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date of February 2018.  In order to accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours.  Interest income recorded from this loan was $0.6 million for the three ended March 31, 2016.

In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  In 2015, we also invested a total of $9.7 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform. During the three months ended March 31, 2016, we funded an additional $2.4 million into these residential mortgages.  We recorded income of $1.6 million from these investments during the three months ended March 31, 2016.  See Note 5 — “Investment in Equity Affiliates” for further details.

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of approximately 95%.  In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended to March 2016.  The maturity date on both of these loans was extended to June 2016. Interest income recorded from these loans was less than $0.1 million for the three months ended March 31, 2016.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including Mr. Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% with a LIBOR floor of 0.50% and a maturity date that was extended to January 2017.  In January 2016, we also originated a $4.6 million mezzanine loan to this entity that has a fixed interest rate of 12% and a maturity of January 2017. Interest income recorded from these loans was $0.9 million for the three months ended March 31, 2016.

In 2014, our Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.80%.  During the first quarter of 2016, the $5.1 million second mortgage was repaid in full by our Manager and the $14.6 million first mortgage was extended to September 2016.  Interest income recorded from these loans totaled $0.3 million for the three months ended March 31, 2016.

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of our Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business. In late June of 2014, preliminary discussions regarding a possible transaction resumed and in February 2016, we entered into a Purchase Agreement to acquire the ACM Agency Business from our Manager for $250.0 million. See Note 1 — “Description of Business” for further details.  In connection with evaluating this potential transaction, we incurred advisory fees totaling $3.1 million during the three months ended March 31, 2016.

In 2011, we restructured a preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of the Company and a consortium of independent outside investors made an additional preferred and direct equity investment. Both of our preferred equity investments were repaid in full by the third quarter of 2015. As a result of the direct equity investment, which was also repaid in the third quarter of 2015, we received distributions totaling $5.5 million during 2015 and a $0.2 million distribution in the first quarter of 2016 that we recorded as income from equity affiliates. In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is owned primarily by a consortium of affiliated investors including Mr. Kaufman and an executive officer of the Company, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At March 31, 2016, this debt had an aggregate outstanding balance of $854.3 million and is scheduled to mature between 2017 and 2025.

We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our Manager.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager.  Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of another Kaufman Entity that owns an equity interest in our Manager.  Our Manager currently holds approximately 5.3 million of our common shares, representing approximately 10.4% of the voting power of our outstanding stock as of March 31, 2016.  Our Board of Directors approved a resolution under our charter allowing Mr. Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited consolidated interim financial statements, and related notes and the section entitled “Forward Looking Statements” included herein.

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

Recent Developments

Proposed Acquisition of the ACM Agency Business - On February 25, 2016, we entered into a Purchase Agreement to acquire the ACM Agency Business from our Manager for $250.0 million. The purchase price is to be paid 50% in cash and 50% in OP Units. The purchase price is subject to potential adjustment based on changes in the value of ACM’s servicing portfolio being acquired on the closing date. ACM has offered the option, at the discretion of the special committee of our Board of Directors, to provide for up to $50.0 million of financing to satisfy a portion of the cash consideration to be paid by us. All ACM employees directly related to the ACM Agency Business (approximately 230 employees) will become our employees following the consummation of the Proposed Acquisition.

In addition, pursuant to the Purchase Agreement, ACM has provided a two year option for us to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million in the second year). The exercise of this option is at the discretion of the special committee of our Board of Directors, which has no obligation to exercise its option.

The transaction contemplated pursuant to the Purchase Agreement will require certain government and GSE approvals as well as a vote of our stockholders and other third party approvals. To date, the Federal Trade Commission has granted us early termination of the mandatory waiting period for our Hart-Scott-Rodino filing, we filed our definitive proxy statement with the SEC and we have scheduled our special shareholder meeting to vote on the Proposed Acquisition for June 1, 2016. We are also pursuing the other approvals needed to close the Proposed Acquisition. This transaction is expected to close by the third quarter of 2016; however, there can be no assurances that this transaction will be completed during this period or at all. In connection with evaluating this potential transaction, we incurred advisory fees totaling $3.1 million during the three months ended March 31, 2016 and fees totaling $7.6 million to date.  See Note 1 — “Description of Business” for additional details of the Proposed Acquisition including a description of the ACM Agency Business.

Loan and Investment Activity — Loan originations totaled $218.2 million in the first quarter compared to partial and full loan payoffs which totaled $84.6 million.  See Changes in Financial Condition below for details of our loan activity.

Financing Activities — We amended an existing $25.0 million facility, increasing the committed amount to $50.0 million and extending the maturity to 2017 with two one-year extension options, subject to certain conditions.

Real Estate Owned Assets — We sold a property in the Hotel Portfolio for $9.7 million and recognized a gain of $0.6 million. We also reclassified the three remaining properties in the Multifamily Portfolio with an aggregate carrying value of $28.6 million and an aggregate debt balance of $27.1 million as held-for-sale due to a proposed sale. The sale of these properties was completed in April 2016 and we expect to recognize a total gain of approximately $11.0 million. A portion of the proceeds from this sale were used to pay off the outstanding debt on these properties.

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

We rely on the capital markets to generate capital for financing the growth of our business.  We did not access the capital markets to finance our growth during the first quarter of 2016; however, throughout 2015 we were very active in the debt capital markets. During 2015, we closed two new collateralized securitization offerings, whereby we issued $486.8 million of investment grade notes.  We also entered into four new financing facilities for total availability of $278.5 million, of which, one facility for $87.0 million was repaid upon the repayment of a defaulted first mortgage note in the second quarter of 2015.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

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

The economic environment over the past few years has resulted in continued improvement in commercial real estate values which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio.  Most recently, partially due to the disruption in the CMBS markets, we have experienced a reduction in loan payoffs.  We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the levels of modifications and extensions have declined as borrowers’ access to financing improved.  If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Refer to our 2015 Annual Report for additional risk factors.

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  Interest income earned on these loans and investments represented 83% and 76% of our total revenues, for the three months ended March 31, 2016 and 2015, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets. Property operating income represented 17% and 24% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.  The operation of a hotel property that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at March 31, 2016 to December 31, 2015:

Cash and cash equivalents decreased $43.6 million primarily due to funding new loan originations and investments, along with payment of distributions to our stockholders, partially offset by loan payoffs, transferring loans into our CLO vehicles, and interest from our investments.

Restricted cash decreased $28.2 million primarily due to the transfer of loans into our CLO vehicles being in excess of payoffs and paydowns on our CLO loans. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.58 billion and $1.56 billion at March 31, 2016 and December 31, 2015, respectively.  The increase in our portfolio balance was primarily due to loan originations exceeding loan payoffs and other reductions by $133.6 million, see below for details.

Our portfolio had a weighted average current interest pay rate of 5.60% and 5.63% at March 31, 2016 and December 31, 2015, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.27% and 6.32%, respectively.  Advances on our financing facilities totaled $1.23 billion and $1.18 billion at March 31, 2016 and December 31, 2015, respectively, with a weighted average funding cost of 3.66% and 3.70%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 4.09% and 4.12% at March 31, 2016 and December 31, 2015, respectively.

Loan and investment activity during the three months ended March 31, 2016 was comprised of:

•                  Originated 18 loans totaling $218.2 million with a weighted average interest rate of 6.68%.

•                  Received full satisfaction of seven loans totaling $61.3 million that had a weighted average interest rate of 7.81% and received partial paydowns on two loans totaling $23.3 million with a weighted average interest rate of 5.73%.

•                  Extended 13 loans totaling $188.7 million.

Real estate owned decreased $29.1 million primarily from reclassifying the three remaining properties in the Multifamily Portfolio with an aggregate carrying value of $28.6 million as held-for-sale due to a proposed sale that closed in the second quarter of 2016. The $19.9 million increase in real estate held-for-sale is primarily due to the reclassification of three Multifamily Portfolio properties as described above, partially offset by the sale of a held-for-sale property in the Hotel Portfolio. We sold the hotel property for $9.7 million and recognized a gain of $0.6 million.

Liabilities — Comparison of balances at March 31, 2016 to December 31, 2015:

Credit facilities and repurchase agreements increased $47.7 million, primarily due to utilizing our financing facilities to fund new loan originations during the first quarter.

Equity

Equity activity in the three months ended March 31, 2016 consisted of the issuance of 352,630 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, and 67,260 shares to the independent members of the Board of Directors.  We also issued up to 421,348 performance-based restricted common stock units to our chief executive officer that vest at the end of a four-year performance period subject to meeting certain total stockholder return objectives.  See Note 12 — “Equity” of this report.

As of May 6, 2016, we have $330.4 million available under our $500.0 million shelf registration statement that was declared effective by the SEC in August 2013.

The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2016:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C

February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125

(1) The preferred stock dividend declared on February 1, 2016 was for the period December 1, 2015 through February 29, 2016.

Common Stock — On May 4, 2016, the Board of Directors declared a cash dividend of $0.15 per share of common stock.  The dividend is payable on May 31, 2016 to common stockholders of record as of the close of business on May 18, 2016.

Preferred Stock — On May 2, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from March 1, 2016 through May 31, 2016 and are payable on May 31, 2016 to preferred stockholders of record on May 15, 2016.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table sets forth our results of operations:

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	Amount	Percent
	(Unaudited)

Interest income	$25,818,465	$27,209,395	$(1,390,930)	(5)%
Interest expense	12,748,613	13,927,367	(1,178,754)	(8)%
Net interest income	13,069,852	13,282,028	(212,176)	(2)%

Other revenue:
Property operating income	5,331,532	8,450,343	(3,118,811)	(37)%
Other income, net	89,763	36,000	53,763	149%
Total other revenue	5,421,295	8,486,343	(3,065,048)	(36)%

Other expenses:
Employee compensation and benefits	4,328,342	4,290,206	38,136	1%
Selling and administrative	2,655,476	2,897,810	(242,334)	(6)%
Acquisition costs	3,109,910	—	3,109,910	nm
Property operating expenses	4,316,555	6,385,088	(2,068,533)	(32)%
Depreciation and amortization	877,533	1,438,677	(561,144)	(39)%
Provision for loan losses (net of recoveries)	(15,000)	982,680	(997,680)	nm
Management fee — related party	2,700,000	2,675,000	25,000	1%
Total other expenses	17,972,816	18,669,461	(696,645)	(4)%

Income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	518,331	3,098,910	(2,580,579)	(83)%
Gain on acceleration of deferred income	—	11,009,162	(11,009,162)	(100)%
Loss on termination of swaps	—	(4,289,450)	4,289,450	(100)%
Gain on sale of real estate	607,553	3,984,364	(3,376,811)	(85)%
Income from equity affiliates	1,897,442	3,095,913	(1,198,471)	(39)%
Net income	3,023,326	16,898,899	(13,875,573)	(82)%
Preferred stock dividends	1,888,430	1,888,430	—	—

Net income attributable to common stockholders	$1,134,896	$15,010,469	$(13,875,573)	(92)%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)	Average Carrying Value (1)	Interest Income/ Expense	W/A Yield/ Financing Cost (2)

Interest-earning assets:
Bridge loans	$1,415,764	$21,497	6.09%	$1,337,556	$22,072	6.69%
Mezzanine / junior participation loans	106,116	1,789	6.76%	172,133	2,961	6.98%
Preferred equity investments	120,811	2,295	7.62%	128,292	2,094	6.62%
Securities	—	—	—	2,100	6	1.07%
Core interest-earning assets	1,642,691	25,581	6.25%	1,640,081	27,133	6.71%
Cash equivalents	192,302	237	0.49%	185,856	76	0.17%
Total interest-earning assets	$1,834,993	25,818	5.64%	$1,825,937	27,209	6.04%
Interest-bearing liabilities:
Warehouse lines	$179,133	1,564	3.50%	$273,557	2,154	3.19%
CLO	767,885	6,313	3.30%	503,617	5,465	4.40%
CDO	—	—	—	132,134	2,622	8.05%
Trust preferred	175,858	1,513	3.45%	175,858	1,419	3.27%
Unsecured debt	97,860	1,995	8.18%	112,860	2,241	8.05%
Other non-recourse	—	—	—	2,000	26	5.24%
Interest rate swaps	—	1,364	—	—	—	—

Total interest-bearing liabilities	$1,220,736	12,749	4.19%	$1,200,026	13,927	4.71%
Net interest income		$13,070			$13,282

(1)         Based on UPB for loans, amortized cost for securities and principal amount for debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income decreased $1.4 million, or 5%, for the three months ended March 31, 2016 as compared to the same period in 2015.  The decrease was primarily due to a 7% decrease in the average yield on core interest-earning assets from 6.71% for the three months ended March 31, 2015 to 6.25% for the same period in 2016, primarily due to a $1.6 million reduction in interest income and fee income from accelerated runoff.

Interest expense decreased $1.2 million, or 8%, for the three months ended March 31, 2016 as compared to the same period in 2015.  This decrease was primarily due to an 11% decrease in the average cost of our interest-bearing liabilities from 4.71% for the three months ended March 31, 2015 to 4.19% for the same period in 2016, primarily due to fees totaling $2.0 million resulting from the unwind of CDOs I and II during the three months ended March 31, 2015. This decrease was partially offset by a 2% increase in the average balance of our interest-bearing liabilities from $1.20 billion for the three months ended March 31, 2015 to $1.22 billion for the same period in 2016.  The increase in the average balance was primarily due to increased leverage on our more recent CLO vehicles.

Other Revenue

Property operating results (income less expenses) are comprised of our Multifamily and Hotel Portfolios as well as an office building.  Property operating results decreased $1.1 million, or 51%, for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the sale of several properties during 2015 and the first quarter of 2016, partially offset by the addition of an office building in August 2015.

Other Expenses

Acquisition costs increased $3.1 million for the three months ended March 31, 2016 as compared to the same period in 2015 due to $3.1 million of costs incurred during the first quarter of 2016 related to the Proposed Acquisition of the ACM Agency Business (see Note 1 — “Description of Business” for further details). No such costs were incurred during the first quarter of 2015.

Depreciation and amortization decreased $0.6 million, or 39%, for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the sale of several properties within our Multifamily and Hotel Portfolios during 2015 and the first quarter of 2016.

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

Gain on Sale of Real Estate

During the three months ended March 31, 2016, we sold a property in our Hotel Portfolio for $9.7 million and recognized a gain of $0.6 million. During the same period in 2015, we sold a property in our Multifamily Portfolio for $12.4 million and recognized a gain of $3.0 million, and sold a property in our Hotel Portfolio for $6.4 million and recognized a gain of $1.0 million.

Income from Equity Affiliates

Income from equity affiliates decreased $1.2 million, or 39%, for the three months ended March 31, 2016 as compared to the same period in 2015.  In the first quarter of 2016, we recognized income of $1.6 million from our investment in a residential mortgage banking business, compared to income of $3.0 million in the first quarter of 2015.

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

Cash Flows

We generated cash flows from operating activities of $3.8 million for the three months ended March 31, 2016, an increase of $1.6 million from the same period in 2015 primarily due to timing of payments and receipts related to our operating assets and liabilities.

Cash flows used in investing activities totaled $113.9 million during the three months ended March 31, 2016.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan originations totaling $283.9 million, including net amounts for additional funding on existing loans, holdbacks, etc., outpaced loan payoffs and paydowns of $159.0 million, resulting in net cash outflow of $124.9 million related to our loan and investment portfolio.  Other significant investing activity included the sale of a hotel property that generated net proceeds of $9.4 million and investing $2.4 million into an equity investment in a residential mortgage banking business.

Cash flows provided by financing activities totaled $66.5 million during the three months ended March 31, 2016.  Significant cash inflows included proceeds of $105.4 million from the utilization of our debt facilities to fund new loan originations, including increasing the capacity for a facility by $25.0 million.  We benefited from a $27.8 million decline in restricted cash balances, primarily from the transfer of loans into our CLO vehicles.  Significant cash outflows included $57.9 million in paydowns of our debt facilities and paying distributions totaling $9.5 million to our common and preferred stockholders.

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities:

	March 31, 2016
		Principal		Maturity
Debt Facilities	Commitment	Balance (1)	Available	Dates

Credit facilities and repurchase agreements	$466,500,000	$184,774,414	$281,725,586	2016 – 2017
Collateralized loan obligations (2)	768,000,000	768,000,000	—	2017 – 2018
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes (3)	175,858,000	175,858,000	—	2034 – 2037

	$1,508,218,025	$1,226,492,439	$281,725,586

(1) Principal balance excludes the impact of deferred financing costs.

(2) Maturity dates represent the weighted average remaining maturity based on the underlying collateral as of March 31, 2016.

(3) Represents a total face amount of $175.9 million less a total deferred amount of $15.3 million.

These debt facilities, including their restrictive covenants, are described in further detail in Note 7 — “Debt Obligations.”

Contractual Commitments

For the three months ended March 31, 2016, we had all of the material contractual obligations referred to in our 2015 Annual Report, excluding the debt that was repaid as described in Note 7 — “Debt Obligations.” In addition, we amended an existing $25.0 million facility, increasing the committed amount to $50.0 million and extending the maturity to 2017 with two one-year extension options, subject to certain conditions.

All of the material contractual obligations identified above are described in more detail in Note 7 — “Debt Obligations.” Refer to Note 11 — “Commitments and Contingencies” for a description of our debt maturities by year and our unfunded commitments as of March 31, 2016.

Agreements and Transactions with Related Parties

We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.  We incurred $2.7 million of base management fee for services rendered in the three months ended March 31, 2016.

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

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the exploration and evaluation of a potential transaction with our Manager involving the acquisition of our Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the internalization of the management of our current business.  In late June of 2014, preliminary discussions regarding a possible transaction resumed and in February 2016, we entered into a Purchase Agreement to acquire the ACM Agency Business from our Manager for $250.0 million. See Note 1 — “Description of Business” for further details.  In connection with evaluating this potential transaction, we incurred advisory fees totaling $3.1 million during the three months ended March 31, 2016.

Critical Accounting Policies

Please refer to the section of our 2015 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the three months ended March 31, 2016, there were no material changes to these policies.

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

We define AFFO as funds from operations adjusted for accounting items such as non-cash stock-based compensation expense, as well as the add-back of one-time charges such as acquisition costs. We also add back impairment losses on real estate and gains/losses on sales of real estate. We are generally not in the business of operating real estate owned property and have obtained real estate by foreclosure or through partial or full settlement of mortgage debt related to our loans to maximize the value of the collateral and minimize our exposure.  Therefore, we deem such impairment and gains/losses on real estate as an extension of the asset management of our loans, thus a recovery of principal or additional loss on our initial investment.

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

FFO and AFFO are as follows:

	Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders	$1,134,896	$15,010,469
Subtract:
Gain on sale of real estate	(607,553)	(3,984,364)
Add:
Depreciation — real estate owned and held-for-sale	877,533	1,438,677
Depreciation — investments in equity affiliates	93,588	93,588
FFO attributable to common stockholders	$1,498,464	$12,558,370
Add:
Gain on sale of real estate	607,553	3,984,364
Stock-based compensation	1,681,431	1,692,066
Acquisition costs	3,109,910	—
AFFO attributable to common stockholders	$6,897,358	$18,234,800

Diluted FFO per common share	$0.03	$0.25
Diluted AFFO per common share	$0.13	$0.36
Diluted weighted average shares outstanding	51,095,128	50,832,736

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We disclosed a quantitative and qualitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report.  That information is supplemented by the information included above in Item 2 of this report. Other than the developments described thereunder, there have been no material changes in our quantitative and qualitative exposure to market risk since December 31, 2015.

The following table projects the potential impact on interest income and interest expense for a 3-month period, and the potential change in fair value of our derivative financial instruments as of March 31, 2016, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$1,677,335,360	$3,048,809	$(2,228,102)	$6,199,540	$(2,521,190)
Interest expense from debt obligations	$(1,226,492,439)	2,552,049	(2,552,049)	5,104,098	(4,463,534)
Total net interest income		$496,760	$323,947	$1,095,442	$1,942,344

Fair value of derivative financial instruments, net	$(3,553,260)	$197,316	$(195,705)	$399,410	$(390,195)

(1)         Represents the UPB of our loan portfolio and the net fair value of our derivative financial instruments, which includes interest rate swaps and LIBOR caps.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.44% as of March 31, 2016.

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

Item 4.         Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except that the information under the heading “Risk Factors” in the Definitive Proxy Statement on Schedule 14A we filed with the SEC on April 22, 2016 is hereby incorporated by reference. Such risk factors will be applicable to the extent the acquisition of the ACM Agency Business of our Manager is consummated.

Item 6.         Exhibits

Exhibit #	Description
2.1

Asset Purchase Agreement, dated as of February 25, 2016, by and among Arbor Realty Trust, Inc., a Maryland corporation (the “Company”), Arbor Realty Limited Partnership, a Delaware limited partnership (the “Partnership”), ARSR Acquisition Company, LLC, a Delaware limited liability company (the “TRS” and together with the Partnership, the “Buyer”), Arbor Commercial Funding, LLC, a New York limited liability company (“ACF”), and Arbor Commercial Mortgage, LLC, a New York limited liability company (“ACM” and together with ACF, the “Seller”) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)*

10.1

Voting and Standstill Agreement, dated as of February 25, 2016, by and among Arbor Realty Trust, Inc., a Maryland corporation (the “Buyer”), Arbor Commercial Mortgage, LLC, a New York limited liability company (“ACM” and together with Arbor Commercial Funding, LLC, a New York limited liability company, the “Seller”) and the other Persons whose names appear on the signature pages hereto (each such Person, together with ACM, a “Stockholder” and, collectively, the “Stockholders”)*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

Exhibit Index

*	Incorporated by reference to the Registrant’s Form 8-K filed on March 2, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARBOR REALTY TRUST, INC.
(Registrant)

By:	/s/ Ivan Kaufman

Name:	Ivan Kaufman
Title:	Chief Executive Officer

By:	/s/ Paul Elenio

Name:	Paul Elenio
Title:	Chief Financial Officer

Date: May 6, 2016