Form 10-Q
period 2016-06-30
ARBOR REALTY TRUST INC
filed 2016-08-05
CIK 1253986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock, $0.01 par value per share: 51,381,405 outstanding as of August 4, 2016.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets:
Cash and cash equivalents	$160,177,704	$188,708,687
Restricted cash	158,667,541	48,301,244
Loans and investments, net	1,511,596,691	1,450,334,341
Available-for-sale securities, at fair value	440,920	2,022,030
Investments in equity affiliates	38,649,254	30,870,235
Real estate owned, net	20,012,783	60,845,509
Real estate held-for-sale, net	—	8,669,203
Due from related party	781,782	8,082,265
Other assets	26,419,806	29,558,430
Total assets	$1,916,746,481	$1,827,391,944

Liabilities and Equity:
Credit facilities and repurchase agreements	$259,171,941	$136,252,135
Collateralized loan obligations	760,632,528	758,899,661
Senior unsecured notes	94,140,028	93,764,994
Junior subordinated notes to subsidiary trust issuing preferred securities	157,468,377	157,117,130
Mortgage note payable - real estate owned	—	27,155,000
Due to related party	2,166,790	3,428,333
Due to borrowers	32,561,558	34,629,595
Other liabilities	44,932,044	51,054,321
Total liabilities	1,351,073,266	1,262,301,169

Commitments and contingencies (Note 11)

Equity:
Arbor Realty Trust, Inc. stockholders’ equity:
Preferred stock, cumulative, redeemable, $0.01 par value: 100,000,000 shares authorized; 8.25% Series A, $38,787,500 aggregate liquidation preference; 1,551,500 shares issued and outstanding; 7.75% Series B, $31,500,000 aggregate liquidation preference; 1,260,000 shares issued and outstanding; 8.50% Series C, $22,500,000 aggregate liquidation preference; 900,000 shares issued and outstanding	89,295,905	89,295,905
Common stock, $0.01 par value: 500,000,000 shares authorized; 51,381,405 and 50,962,516 shares issued and outstanding, respectively	513,814	509,625
Additional paid-in capital	618,403,101	616,244,196
Accumulated deficit	(140,103,326)	(136,118,001)
Accumulated other comprehensive loss	(2,436,279)	(4,840,950)
Total equity	565,673,215	565,090,775
Total liabilities and equity	$1,916,746,481	$1,827,391,944

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$27,969,498	$26,340,585	$53,787,963	$53,549,980
Other interest income, net	2,539,274	7,884,344	2,539,274	7,884,344
Interest expense	13,243,488	11,592,762	25,992,101	25,520,129
Net interest income	17,265,284	22,632,167	30,335,136	35,914,195
Other revenue:
Property operating income	4,426,555	7,201,834	9,758,087	15,652,177
Other income, net	214,668	76,816	304,431	112,816
Total other revenue	4,641,223	7,278,650	10,062,518	15,764,993
Other expenses:
Employee compensation and benefits	4,311,412	4,966,138	8,639,754	9,256,344
Selling and administrative	1,719,337	2,623,750	4,374,813	5,521,560
Acquisition costs	745,734	284,054	3,855,644	284,054
Property operating expenses	3,856,264	5,967,644	8,172,819	12,352,732
Depreciation and amortization	443,112	1,447,642	1,320,645	2,886,319
Impairment loss on real estate owned	11,200,000	—	11,200,000	—
Provision for loan losses (net of recoveries)	44,005	1,093,544	29,005	2,076,224
Management fee - related party	2,850,000	2,675,000	5,550,000	5,350,000
Total other expenses	25,169,864	19,057,772	43,142,680	37,727,233
(Loss) income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	(3,263,357)	10,853,045	(2,745,026)	13,951,955
Gain on acceleration of deferred income	—	—	—	11,009,162
Loss on termination of swaps	—	—	—	(4,289,450)
Gain on sale of real estate	11,023,134	—	11,630,687	3,984,364
Income from equity affiliates	4,367,101	1,534,025	6,264,543	4,629,938
Net income	12,126,878	12,387,070	15,150,204	29,285,969
Preferred stock dividends	1,888,430	1,888,430	3,776,860	3,776,860
Net income attributable to common stockholders	$10,238,448	$10,498,640	$11,373,344	$25,509,109

Basic earnings per common share	$0.20	$0.21	$0.22	$0.50
Diluted earnings per common share	$0.20	$0.21	$0.22	$0.50

Weighted average number of shares of common stock outstanding
Basic	51,381,405	50,955,648	51,213,312	50,751,247
Diluted	51,741,951	50,955,648	51,418,539	50,894,531

Dividends declared per common share	$0.15	$0.15	$0.30	$0.28

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$12,126,878	$12,387,070	$15,150,204	$29,285,969
Unrealized gain (loss) on securities available-for-sale, at fair value	29,395	364,552	(29,395)	423,341
Unrealized loss on derivative financial instruments, net	(52,445)	(165,156)	(262,234)	(906,727)
Reclassification of net realized loss on derivatives designated as cash flow hedges into loss on termination of swaps	—	—	—	4,285,995
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,331,637	1,510,573	2,696,300	3,241,500
Comprehensive income	13,435,465	14,097,039	17,554,875	36,330,078
Less:
Preferred stock dividends	1,888,430	1,888,430	3,776,860	3,776,860
Comprehensive income attributable to common stockholders	$11,547,035	$12,208,609	$13,778,015	$32,553,218

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

Six Months Ended June 30, 2016

	Preferred Stock Shares	Preferred Stock Value	Common Stock Shares	Common Stock Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance - January 1, 2016	3,711,500	$89,295,905	50,962,516	$509,625	$616,244,196	$(136,118,001)	$(4,840,950)	$565,090,775

Stock-based compensation			419,890	4,199	2,158,895			2,163,094

Forfeiture of unvested restricted stock			(1,001)	(10)	10			—

Distributions - common stock						(15,351,438)		(15,351,438)

Distributions - preferred stock						(3,776,860)		(3,776,860)

Distributions - preferred stock of private REIT						(7,231)		(7,231)

Net income						15,150,204		15,150,204

Unrealized loss on securities available-for-sale							(29,395)	(29,395)

Unrealized loss on derivative financial instruments, net							(262,234)	(262,234)

Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings							2,696,300	2,696,300

Balance - June 30, 2016	3,711,500	$89,295,905	51,381,405	$513,814	$618,403,101	$(140,103,326)	$(2,436,279)	$565,673,215

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities:
Net income	$15,150,204	$29,285,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,320,645	2,886,319
Stock-based compensation	2,163,094	2,427,268
Gain on acceleration of deferred income	—	(11,009,162)
Loss on termination of swaps	—	4,289,450
Gain on sale of real estate	(11,630,687)	(3,984,364)
Impairment loss on real estate owned	11,200,000	—
Gain on sale of securities	(15,491)	—
Provision for loan losses (net of recoveries)	29,005	2,076,224
Amortization and accretion of interest, fees and intangible assets, net	1,652,392	1,684,017
Income from equity affiliates	(6,264,543)	(4,629,938)
Changes in operating assets and liabilities	4,082,516	(3,505,259)
Net cash provided by operating activities	17,687,135	19,520,524

Investing Activities:
Loans and investments funded, originated and purchased, net	(475,924,501)	(557,256,118)
Payoffs and paydowns of loans and investments	410,975,653	551,201,085
Deferred fees	4,568,476	2,482,316
Principle collection on securities, net	—	2,100,000
Investments in real estate, net	(417,809)	(1,393,615)
Contributions to equity affiliates	(4,187,582)	(14,949,918)
Distributions from equity affiliates	1,013,080	—
Proceeds from sale of real estate	49,029,780	18,482,352
Proceeds from sale of available-for-sale securities	1,567,207	—
Net cash (used in) provided by investing activities	(13,375,696)	666,102

Financing activities:
Proceeds from repurchase agreements, credit facilities and notes payable	204,046,488	479,205,709
Paydowns and payoffs of repurchase agreements, loan participations and credit facilities	(81,620,294)	(335,854,714)
Proceeds from mortgage note payable - real estate owned	—	27,155,000
Paydowns and payoffs of mortgage note payable - real estate owned	(27,155,000)	(30,984,357)
Proceeds from collateralized loan obligations	—	219,000,000
Payoffs and paydowns of collateralized debt obligations	—	(240,971,174)
Payoffs and paydowns of collateralized loan obligations	—	(177,000,000)
Change in restricted cash	(111,072,901)	141,293,748
Payments on swaps and margin calls to counterparties	—	(290,000)
Receipts on swaps and returns of margin calls from counterparties	2,250,049	2,200,000
Distributions paid on common stock	(15,351,438)	(14,206,565)
Distributions paid on preferred stock	(3,776,860)	(3,776,860)
Distributions paid on preferred stock of private REIT	(7,231)	(6,952)
Payment of deferred financing costs	(155,235)	(6,304,548)
Net cash (used in) provided by financing activities	(32,842,422)	59,459,287

Net (decrease) increase in cash and cash equivalents	(28,530,983)	79,645,913
Cash and cash equivalents at beginning of period	188,708,687	50,417,745
Cash and cash equivalents at end of period	$160,177,704	$130,063,658

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended June 30,
	2016	2015

Supplemental cash flow information:
Cash used to pay interest	$22,983,701	$22,715,060
Cash used for taxes	$112,799	$345,259

Supplemental schedule of non-cash investing and financing activities:
Distributions accrued on 8.25% Series A preferred stock	$266,664	$266,664
Distributions accrued on 7.75% Series B preferred stock	$203,438	$203,438
Distributions accrued on 8.50% Series C preferred stock	$159,375	$159,375

See Notes to Consolidated Financial Statements.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

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

Acquisition of our Manager’s Agency Platform

On July 14, 2016, we completed the previously announced acquisition of the agency platform (the “ACM Agency Business”) of our Manager (the “ACM Acquisition”) pursuant to an asset purchase agreement (“Purchase Agreement”) dated February 25, 2016. The aggregate purchase price was $276.0 million, which was paid with $138.0 million in stock, $88.0 million in cash and with the issuance of a $50.0 million seller financing instrument. The equity component of the purchase price was paid with 21.23 million of operating partnership units (“OP Units), which was based on a stock price of $6.50 per share. The closing price of our common stock on the day of the ACM Acquisition was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager approximates $293.0 million. Each of the OP Units are paired with a share of our newly-designated special voting preferred stock, which provides ACM to one vote per share on any matter submitted to a vote of our stockholders. The OP Units are entitled to receive distributions if and when our Board of Directors authorizes and declares future common stock distributions. The OP Units are also redeemable for cash, or at our option, for shares of our common stock on a one-for-one basis.

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

All ACM employees directly related to the ACM Agency Business (approximately 235 employees) have become our employees as of the acquisition completion date. In addition, pursuant to the Purchase Agreement, we have a two year option to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million in the second year). The exercise of this option is at the discretion of the special committee of our Board of Directors, which has no obligation to exercise its option.

In connection with the ACM Acquisition, we incurred advisory fees totaling $0.7 million and $3.9 million during the three and six months ended June 30, 2016, respectively, and fees totaling $8.3 million to date. We expect to recognize additional fees in the third quarter of 2016 as a result of completing the ACM Acquisition in July 2016.

Except where specifically indicated, the information contained in this report does not include information pertaining to the ACM Agency Business.

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

June 30, 2016

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

As a REIT, we are generally not subject to federal income tax on our REIT—taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT—taxable income and meet certain other requirements.  As of June 30, 2016 and 2015, we were in compliance with all REIT requirements and, therefore, have not provided for income tax expense for the six months ended June 30, 2016 and 2015.  Certain of our assets that produce non-qualifying income are owned by our taxable REIT subsidiaries, the income of which is subject to federal and state income taxes.  During the six months ended June 30, 2016 and 2015, we did not record any provision for income taxes for these taxable REIT subsidiaries as we expect any income to be offset by available federal and state net operating loss carryforwards.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that could materially affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant Accounting Policies

As of June 30, 2016, our significant accounting policies, which are detailed in our 2015 Annual Report, have not changed materially.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will be required to use forward-looking information to better form their credit loss estimates. This updated guidance also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses. The guidance is effective for us beginning in the first quarter of 2020, and early adoption is permitted beginning in the first quarter of 2019. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In March 2016, the FASB amended its guidance on stock compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

is effective for the first quarter of 2017 and we are currently evaluating the impact it may have on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In September 2015, the FASB amended its guidance on measurement-period adjustments arising from business combinations.  The guidance was effective for the first quarter of 2016 and it did not have an impact on our consolidated financial statements.

In February 2015, the FASB amended its guidance on the consolidation analysis of VIEs.  The guidance was effective for the first quarter of 2016 and it did not have a material impact on our consolidated financial statements. See Note 9 — “Variable Interest Entities” for further details.

Note 3 — Loans and Investments

The following table sets forth the composition of our loan and investment portfolio:

	June 30, 2016	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,422,007,444	89%	111	5.26%	18.6	0%	76%
Mezzanine loans	54,115,825	3%	12	8.99%	21.3	37%	79%
Junior participation loans	62,256,582	4%	2	4.50%	5.2	83%	84%
Preferred equity investments	66,668,000	4%	9	6.37%	27.7	47%	92%
	1,605,047,851	100%	134	5.40%	18.6	6%	77%
Unearned revenue	(9,619,585)
Allowance for loan losses	(83,831,575)
Loans and investments, net	$1,511,596,691

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

	December 31, 2015	Percent of Total	Loan Count	Wtd. Avg. Pay Rate (1)	Wtd. Avg. Remaining Months to Maturity	Wtd. Avg. First Dollar LTV Ratio (2)	Wtd. Avg. Last Dollar LTV Ratio (3)

Bridge loans	$1,353,132,435	88%	105	5.48%	16.7	0%	75%
Mezzanine loans	40,390,905	3%	11	8.19%	32.9	35%	83%
Junior participation loans	62,256,582	4%	2	4.50%	11.2	85%	87%
Preferred equity investments	89,346,123	5%	10	7.52%	30.5	43%	80%
	1,545,126,045	100%	128	5.63%	17.7	7%	76%
Unearned revenue	(8,030,129)
Allowance for loan losses	(86,761,575)
Loans and investments, net	$1,450,334,341

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

During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par, that paid off in the subsequent quarter resulting in the recognition of income totaling $6.7 million, net of fees and expenses. The $6.7 million of income consisted of other interest income totaling $7.9 million, partially offset by $1.2 million of expenses related to this transaction that were recorded in employee compensation and benefits. In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized income totaling $1.9 million, net of fees and expenses. The $1.9 million of income consisted of other interest income totaling $2.5 million, partially offset by $0.6 million of expenses related to the transaction that were recorded in employee compensation and benefits.

Concentration of Credit Risk

We operate in one portfolio segment, commercial mortgage loans and investments.  Commercial mortgage loans and investments can potentially subject us to concentrations of credit risk.  We are subject to concentration risk in that, at June 30, 2016, the unpaid principal balance (“UPB”) related to 31 loans with five different borrowers represented 21% of total assets.  At December 31, 2015, the UPB related to 22 loans with five different borrowers represented 22% of total assets.  We measure our relative loss position for our mezzanine loans, junior participation loans, and preferred equity investments by determining the point where we will be exposed to losses based on our position in the capital stack as compared to the fair value of the underlying collateral.  We determine our loss position on both a first dollar loan-to-value (“LTV”) and a last dollar LTV basis.

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

June 30, 2016

guidelines used in determining a certain risk rating, subjective items such as borrower strength, condition of the market of the underlying collateral, additional collateral or other credit enhancements, or loan terms, may result in a rating that is higher or lower than might be indicated by any risk rating matrix.

As a result of the loan review process at June 30, 2016 and December 31, 2015, we identified loans and investments that we consider higher-risk loans that had a carrying value, before loan loss reserves, of $152.2 million and $154.7 million, respectively, and a weighted average last dollar LTV ratio of 99% for each period.

A summary of the loan portfolio’s weighted average internal risk ratings and LTV ratios by asset class is as follows:

	June 30, 2016
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$1,223,485,513	76%	2.9	1%	75%
Office	165,703,185	10%	3.3	36%	73%
Land	141,508,043	9%	3.9	3%	95%
Hotel	55,587,776	4%	3.8	38%	80%
Other	18,763,334	1%	3.2	21%	69%
Total	$1,605,047,851	100%	3.0	6%	77%

	December 31, 2015
Asset Class	Unpaid Principal Balance	Percentage of Portfolio	Wtd. Avg. Internal Risk Rating	Wtd. Avg. First Dollar LTV Ratio	Wtd. Avg. Last Dollar LTV Ratio

Multifamily	$1,083,822,788	70%	3.0	2%	75%
Office	198,829,086	13%	3.0	27%	75%
Land	164,410,838	11%	3.8	5%	90%
Hotel	66,250,000	4%	3.5	32%	80%
Other	31,813,333	2%	3.1	13%	67%
Total	$1,545,126,045	100%	3.1	7%	76%

Geographic Concentration Risk

As of June 30, 2016, 26%, 16%, 14% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, California, Florida and Texas, respectively.  As of December 31, 2015, 34%, 14%, 14% and 12% of the outstanding balance of our loan and investment portfolio had underlying properties in New York, Florida, California and Texas, respectively.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

A summary of the changes in the allowance for loan losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Allowance at beginning of period	$86,746,575	$116,470,000	$86,761,575	$115,487,320
Provision for loan losses	59,005	1,110,629	59,005	2,110,629
Charge-offs	(2,959,005)	—	(2,959,005)	—
Recoveries of reserves	(15,000)	(17,085)	(30,000)	(34,405)
Allownace at end of period	$83,831,575	$117,563,544	$83,831,575	$117,563,544

During the three and six months ended June 30, 2016, we received a $1.8 million discounted payoff on an impaired bridge loan with an aggregate carrying value before reserves of $4.8 million, resulting in the recognition of an additional provision for loan losses of $0.1 million and a charge-off of $3.0 million.

The provision for loan losses recorded in the three and six months ended June 30, 2015 was comprised of one loan and three loans, respectively, with an aggregate carrying value before reserves of $114.8 million and $127.8 million, respectively.

A summary of charge-offs and recoveries by asset class are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Charge-offs:
Multifamily	$2,959,005	$—	$2,959,005	$—

Recoveries:
Multifamily	(15,000)	(17,085)	(30,000)	(34,405)

Net (Charge-offs) Recoveries	$(2,944,005)	$17,085	$(2,929,005)	$34,405

Ratio of net (charge-offs) recoveries during the period to average loans and investments outstanding during the period	(0.2)%	0.0%	(0.2)%	0.0%

There were no loans for which the fair value of the collateral securing the loan was less than the carrying value of the loan for which we had not recorded a provision for loan loss as of June 30, 2016 and 2015.

We have six loans with a carrying value totaling $120.4 million at June 30, 2016, which mature in September 2017, that are collateralized by a land development project.  The loans do not carry a current pay rate of interest, but five of the loans with a carrying value totaling $111.0 million entitle us to a weighted average accrual rate of interest of 8.15%.  We suspended the recording of the accrual rate of interest on these loans, as these loans were impaired and we deemed the collection of this interest to be doubtful.  We have recorded cumulative allowances for loan losses of $49.1 million related to these loans as of June 30, 2016.  The loans are subject to certain risks associated with a development project including, but not limited to, availability of construction financing, increases in projected construction costs, demand for the development’s outputs upon completion of the project, and litigation risk.  Additionally, these loans were not classified as non-performing as the borrower is in compliance with all of the terms and conditions of the loans.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

A summary of our impaired loans by asset class is as follows:

	June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized

Multifamily	$2,662,115	$2,570,618	$2,575,653	$5,004,615	$47,669	$5,012,115	$111,205
Office	27,571,582	22,787,444	21,972,444	27,573,832	23,115	27,576,082	46,162
Land	130,012,569	125,168,351	53,883,478	129,042,390	—	128,740,618	—
Hotel	34,750,000	34,496,568	3,700,000	34,750,000	283,768	34,750,000	565,917
Commercial	1,700,000	1,700,000	1,700,000	1,700,000	—	1,700,000	—
Total	$196,696,266	$186,722,981	$83,831,575	$198,070,837	$354,552	$197,778,815	$723,284

	December 31, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Asset Class	Unpaid Principal Balance	Carrying Value (1)	Allowance for Loan Losses	Average Recorded Investment (2)	Interest Income Recognized	Average Recorded Investment (2)	Interest Income Recognized

Multifamily	$7,362,115	$7,350,764	$5,505,653	$39,214,032	$73,892	$39,222,692	$143,981
Office	27,580,582	22,796,444	21,972,444	36,086,582	282,192	36,086,582	557,045
Land	127,468,667	122,875,774	53,883,478	123,196,757	—	122,933,516	—
Hotel	34,750,000	34,486,433	3,700,000	34,750,000	260,898	34,750,000	518,028
Commercial	1,700,000	1,700,000	1,700,000	—	—	—	—
Total	$198,861,364	$189,209,415	$86,761,575	$233,247,371	$616,982	$232,992,790	$1,219,054

(1) Represents the UPB of impaired loans less unearned revenue and other holdbacks and adjustments by asset class and was comprised of nine loans at both June 30, 2016 and December 31, 2015.

(2) Represents an average of the beginning and ending UPB of each asset class.

As of June 30, 2016, three fully reserved loans with loan loss reserves totaling $22.9 million were classified as non-performing.  As of December 31, 2015, three loans with an aggregate net carrying value of less than $0.1 million, net of related loan loss reserves on the loans of $22.9 million, were classified as non-performing. Income from non-performing loans is generally recognized on a cash basis only to the extent it is received.  Full income recognition will resume when the loan becomes contractually current and performance has recommenced.

A summary of our non-performing loans by asset class is as follows:

	June 30, 2016			December 31, 2015
Asset Class	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due

Multifamily	$770,653	$—	$770,653	$765,799	$—	$765,799
Office	20,472,444	—	20,472,444	20,472,444	—	20,472,444
Commercial	1,700,000	—	1,700,000	1,700,000	—	1,700,000
Total	$22,943,097	$—	$22,943,097	$22,938,243	$—	$22,938,243

At June 30, 2016, we did not have any loans contractually past due 90 days or more that are still accruing interest.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

A summary of loan modifications, refinancings and/or extensions by asset class that we considered to be troubled debt restructurings were as follows:

	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest	Number of Loans	Original Unpaid Principal Balance	Original Weighted Average Rate of Interest	Extended Unpaid Principal Balance	Extended Weighted Average Rate of Interest
Asset Class	Three Months Ended June 30, 2016					Six Months Ended June 30, 2016

Multifamily	—	$—	—	$—	—	1	$14,646,456	5.24%	$14,646,456	5.24%

	Three Months Ended June 30, 2015					Six Months Ended June 30, 2015

Multifamily	4	$29,416,456	4.95%	$29,416,456	4.95%	5	$35,609,122	5.12%	$35,609,122	5.12%

There were no loans in which we considered the modifications to be troubled debt restructurings that were subsequently considered non-performing as of June 30, 2016 and 2015 and no additional loans were considered to be impaired due to our troubled debt restructuring analysis for the three and six months ended June 30, 2016 and 2015. These loans were modified to increase the total recovery of the combined principal and interest from the loan.

Given the transitional nature of some of our real estate loans, we may require funds to be placed into an interest reserve, based on contractual requirements, to cover debt service costs.  As of June 30, 2016, we had total interest reserves of $16.7 million on 65 loans with an aggregate UPB of $807.1 million.

Note 4 — Securities

Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss.

The following is a summary of our securities classified as available-for-sale at June 30, 2016:

	Amortized Cost	Cummulative Unrealized Gain	Carrying Value / Estimated Fair Value

2,939,465 common shares of CV Holdings, Inc.	$58,789	$382,131	$440,920

The following is a summary of our securities classified as available-for-sale at December 31, 2015:

	Face Value	Amortized Cost	Cummulative Unrealized Gain	Carrying Value / Estimated Fair Value

Federal Home Loan Mortgage Corporation	$1,500,000	$1,551,716	$—	$1,551,716
2,939,465 common shares of CV Holdings, Inc.	—	58,789	411,525	470,314
Total available-for-sale securities	$1,500,000	$1,610,505	$411,525	$2,022,030

In the fourth quarter of 2015, we purchased a federal home loan mortgage corporation security at a premium for $1.6 million. This security bore interest at a fixed rate of 3.241% with a scheduled maturity in 2024. We sold this security in January 2016 for $1.6 million and recognized a gain of less than $0.1 million.

Note 5 — Investments in Equity Affiliates

We account for all investments in equity affiliates under the equity method.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

The following is a summary of our investments in equity affiliates:

	Investments in Equity Affiliates at		UPB of Loans to Equity Affiliates at
Equity Affiliates	June 30, 2016	December 31, 2015	June 30, 2016

Arbor Residential Investor LLC	$33,668,202	$25,923,679	$—
West Shore Café	1,995,932	1,955,933	1,687,500
Lightstone Value Plus REIT L.P.	1,894,727	1,894,727	—
Issuers of Junior Subordinated Notes	578,000	578,000	—
JT Prime	425,000	425,000	—
East River Portfolio	87,293	92,796	4,994,166
Lexford Portfolio	100	100	—
Ritz-Carlton Club	—	—	—
Total	$38,649,254	$30,870,235	$6,681,666

Arbor Residential Investor LLC (“ARI”) — In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in the mortgage banking business, which is subject to dilution upon attaining certain profit hurdles of the business. During the three and six months ended June 30, 2016, we recorded $3.1 million and $4.6 million, respectively, and during the three and six months ended June 30, 2015, we recorded $1.5 million and $4.6 million, respectively, to income from equity affiliates in our consolidated statements of income related to this investment.

In 2015, through ARI, we invested $9.7 million for a 50% non-controlling interest in a joint venture that invests in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform.  We also funded $4.2 million of additional mortgage purchases during the six months ended June 30, 2016, for a total investment of $13.9 million as of June 30, 2016. In the second quarter of 2016, we received our first cash distribution of $1.2 million, which was classified as a return of capital. During the three and six months ended June 30, 2016, we recorded income of  $0.1 million for both periods and, during the three and six months ended June 30, 2015, we recorded a loss of less than $0.1 million for both periods to income from equity affiliates in our consolidated statements of income related to this investment.

The summarized statements of operations for our individually significant investment in ARI are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations:	2016	2015	2016	2015

Revenue:
Total revenues	$58,959,781	$33,121,196	$101,889,213	$70,985,194
Total expenses	44,856,886	26,788,417	80,864,284	51,942,524
Net income	$14,102,895	$6,332,779	$21,024,929	$19,042,670

Arbor’s share of income	$3,148,720	$1,471,459	$4,718,296	$4,507,256

Lexford Portfolio — In the three and six months ended June 30, 2016, we received a distribution from this equity investment and recognized income of $1.2 million and $1.4 million, respectively. See Note 14 — “Agreements and Transactions with Related Parties” for further details.

Note 6 — Real Estate Owned and Held-For-Sale

Our real estate assets were comprised of one hotel property and an office building at June 30, 2016 and three multifamily properties, two hotel properties and an office building at December 31, 2015.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

Real Estate Owned

	June 30, 2016			December 31, 2015
	Hotel Property	Office Building	Total	Multifamily Properties	Hotel Properties	Office Building	Total

Land	$3,293,651	$4,509,000	$7,802,651	$5,538,844	$3,293,651	$4,509,000	$13,341,495
Building and intangible assets	30,475,872	1,391,000	31,866,872	32,643,889	30,338,882	1,391,000	64,373,771
Less: Impairment loss	(11,200,000)	—	(11,200,000)	—	—	—	—
Less: Accumulated depreciation and amortization	(8,146,318)	(310,422)	(8,456,740)	(9,399,041)	(7,329,615)	(141,101)	(16,869,757)
Real estate owned, net	$14,423,205	$5,589,578	$20,012,783	$28,783,692	$26,302,918	$5,758,899	$60,845,509

For the six months ended June 30, 2016 and 2015, our hotel properties had a weighted average occupancy rate of approximately 64% and 55%, respectively, a weighted average daily rate of approximately $99 and $96, respectively, and weighted average revenue per available room of approximately $63 and $53, respectively.  The operation of a hotel property is seasonal with the majority of revenues earned in the first two quarters of the calendar year. During the second quarter of 2016, through site visits and discussion with market participants, we determined that the hotel property owned exhibited indicators of impairment and performed an impairment analysis. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million.

At both June 30, 2016 and December 31, 2015, our office building had an occupancy rate of 100%.

Our real estate assets had restricted cash balances totaling $0.9 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively, due to escrow requirements.

As of December 31, 2015, our multifamily properties had a weighted average occupancy rate of approximately 94%.

Real Estate Held-For-Sale

In the second quarter of 2016, we sold the three remaining multifamily properties for $41.0 million and recognized a gain of $11.0 million. A portion of the sales proceeds were used to payoff the outstanding debt on these properties of $27.1 million. See Note 7 — “Debt Obligations” for further details. In the first quarter of 2016, we sold one of our hotel properties for $9.7 million and recognized a gain of $0.6 million.

In the first quarter of 2015, we sold a multifamily property and a hotel property classified as held-for-sale for a total of $18.8 million and recognized a gain of $4.0 million.

The results of operations for properties sold or classified as held-for-sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Property operating income	$1,149,883	$1,367,641	$2,845,231	$3,349,979
Expenses:
Property operating expenses	932,518	1,016,112	1,994,346	2,323,404
Depreciation	—	212,020	334,631	436,326
Net income	$217,365	$139,509	$516,254	$590,249

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

Note 7 — Debt Obligations

We utilize various forms of short-term and long-term financing agreements to finance certain of our loans and investments.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.

Credit Facilities and Repurchase Agreements

The following table outlines borrowings under our credit facilities and repurchase agreements:

	June 30, 2016				December 31, 2015
	Debt Principal Balance	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate	Debt Principal Balance	Debt Carrying Value	Collateral Carrying Value	Weighted Average Note Rate

$150 million repurchase facility	$94,265,469	$93,863,204	$151,142,522	2.74%	$58,270,774	$57,610,463	$99,641,504	2.70%

$100 million credit facility	21,837,200	21,674,670	31,400,000	2.65%	24,582,200	24,328,863	38,000,000	2.62%

$75 million credit facility	66,304,000	66,304,000	93,905,000	2.66%	13,852,500	13,766,445	18,470,000	2.59%

$75 million credit facility	31,025,000	31,025,000	44,500,000	2.50%	—	—	—	—

$50 million credit facility	46,320,000	46,305,067	57,900,000	2.50%	24,120,000	24,114,494	30,200,000	2.46%

$16.5 million term credit facility	—	—	—	—	16,500,000	16,431,870	29,750,000	3.22%

Total	$259,751,669	$259,171,941	$378,847,522	2.64%	$137,325,474	$136,252,135	$216,061,504	2.69%

At June 30, 2016 and December 31, 2015, the weighted average interest rate for our credit facilities and repurchase agreements was 2.64% and 2.69%, respectively.  Including certain fees and costs, such as structuring, commitment, non-use and warehousing fees, the weighted average interest rate was 2.99% and 3.42% at June 30, 2016 and December 31, 2015, respectively. There were no interest rate swaps on these facilities at June 30, 2016 and December 31, 2015.

We have a $150.0 million repurchase facility with a financial institution initially used to finance the unwind of a significant portion of two collateralized debt obligation (“CDO”) vehicles in the first quarter of 2015. See “Collateralized Debt Obligations” below.  The facility bears interest at a rate of 212.5 basis points over LIBOR on senior mortgage loans, 350.0 basis points over LIBOR on junior mortgage loans, and matures in January 2017 with a one-year extension option.  If the estimated market value of the loans financed in this facility decrease, we may be required to pay down borrowings under this facility.  Debt carrying value is net of $0.4 million and $0.7 million of deferred financing fees at June 30, 2016 and December 31, 2015, respectively.

We have a $100.0 million credit facility with a financial institution to finance first mortgage loans on multifamily properties that bears interest at a rate of 215 basis points over LIBOR and matures in May 2017 with a one-year extension option, subject to certain conditions.  The facility has a maximum advance rate of 75% and also has a compensating balance requirement of $75.0 million to be maintained by us and our affiliates.  Debt carrying value is net of $0.2 million and $0.3 million of deferred financing fees at June 30, 2016 and December 31, 2015, respectively.

We have a $75.0 million credit facility with a financial institution to finance first mortgage loans on multifamily properties that bears interest at a rate of 212.5 basis points over LIBOR, includes a $25.0 million sublimit to finance healthcare related loans and was to mature in June 2016. The facility was temporarily extended to August 2016. The healthcare related loans will have an interest rate ranging from 225 basis points to 250 basis points over LIBOR depending on the type of healthcare facility financed.  The facility has a maximum advance rate of 75%.  Debt carrying value is net of $0.1 million of deferred financing fees at December 31, 2015.

We have another $75.0 million credit facility with a financial institution to finance first mortgage loans on multifamily and commercial properties that bears interest at a rate of 200 basis points over LIBOR and was to mature in June 2016.  The facility was extended to May 2017. The facility has a maximum advance rate of 70% or 75%, depending on the property type.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

We have a $50.0 million credit facility with a financial institution to finance first mortgage loans on multifamily properties.  The facility bears interest at a rate of 200 basis points over LIBOR and was to mature in February 2016. In February 2016, we amended the facility, increasing the committed amount by $25.0 million to $50.0 million and extending the maturity to February 2017 with two one-year extension options, subject to certain conditions. Debt carrying value is net of less than $0.1 million of deferred financing fees at both June 30, 2016 and December 31, 2015.

In September 2015, we entered into a $16.5 million term facility with a financial institution to finance a first mortgage loan.  The facility bore interest at a rate of 275 basis points over LIBOR, was scheduled to mature in December 2016 and had a compensating balance requirement of $3.0 million to be maintained by us and our affiliates.  In the second quarter of 2016, the loan paid off and we repaid this facility in full.

Our credit facilities generally allow for an original warehousing period of up to 24 months from the initial advance on an asset. In addition, our credit facilities and repurchase agreements contain several restrictions including full repayment of an advance if a loan becomes 60 days past due, is in default or is written down by us.  Our credit facilities and repurchase agreements also contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.  See “Debt Covenants” below for details.

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

The following table outlines borrowings and the corresponding collateral under our CLOs as of June 30, 2016:

	Debt		Collateral (1)
			Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash (2)

CLO III	$281,250,000	$279,762,775	$314,700,230	$313,790,106	$58,052,410

CLO IV	219,000,000	216,552,305	263,533,848	262,944,653	36,466,152

CLO V	267,750,000	264,317,448	289,782,336	289,065,380	60,217,664

Total CLOs	$768,000,000	$760,632,528	$868,016,414	$865,800,139	$154,736,226

The following table outlines borrowings and the corresponding collateral under our CLOs as of December 31, 2015:

	Debt		Collateral (1)
			Loans		Cash
	Face Value	Carrying Value	Unpaid Principal	Carrying Value	Restricted Cash (2)

CLO III	$281,250,000	$279,129,518	$339,019,221	$338,034,689	$25,135,492

CLO IV	219,000,000	215,985,420	288,581,773	287,946,641	11,418,227

CLO V	267,750,000	263,784,723	343,561,696	342,988,734	6,438,304

Total CLOs	$768,000,000	$758,899,661	$971,162,690	$968,970,064	$42,992,023

(1)  As of June 30, 2016 and December 31, 2015, there was no collateral at risk of default or deemed to be a “credit risk” as defined by the CLO indenture.

(2) Represents restricted cash held for principal repayments as well as for reinvestment in the CLOs.  Does not include restricted cash related to interest payments, delayed fundings and expenses.

CLO III — Issued three investment grade tranches in April 2014 with a replacement period through October 2016 and a stated maturity date in May 2024.  Interest is variable based on one-month LIBOR; the weighted average note rate was 2.90% and 2.86% at June 30, 2016 and December 31, 2015, respectively. Debt carrying value is net of $1.5 million and $2.1 million of deferred financing fees at June 30, 2016 and December 31, 2015, respectively.

CLO IV — Issued three investment grade tranches in February 2015 with a replacement period through September 2017 and a stated maturity date in March 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 2.75% and 2.71% at June 30, 2016 and December 31, 2015, respectively. Debt carrying value is net of $2.4 million and $3.0 million of deferred financing fees at June 30, 2016 and December 31, 2015, respectively.

CLO V — Issued three investment grade tranches in August 2015 with a replacement period through September 2018 and a stated maturity date in September 2025.  Interest is variable based on one-month LIBOR; the weighted average note rate was 2.94% and 2.91% at June 30, 2016 and December 31, 2015, respectively. Debt carrying value is net of $3.3 million and $3.8 million of deferred financing fees at June 30, 2016 and December 31, 2015, respectively.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

At June 30, 2016 and December 31, 2015, the aggregate weighted average note rate for our CLOs was 2.87% and 2.84%, respectively.  Including certain fees and costs, the weighted average note rate was 3.31% and 3.24% at June 30, 2016 and December 31, 2015, respectively.

We account for our CLO transactions on our consolidated balance sheet as financing facilities.  Our CLOs are VIEs for which we are the primary beneficiary and are consolidated in our financial statements accordingly.  The investment grade tranches are treated as secured financings, and are non-recourse to us.

Collateralized Debt Obligations (CDOs)

In July 2015, we completed the unwind of CDO III, our last remaining CDO vehicle, redeeming $71.1 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO III’s remaining assets within our existing financing facilities, as well as with cash held by the CDO.  We also terminated a related interest rate swap in the third quarter of 2015.  CDO III had a $100.0 million revolving note class that provided a revolving note facility, which was paid off in the first quarter of 2015.

In January 2015, we completed the unwind of CDO I and CDO II, redeeming $167.9 million of our outstanding notes. The notes were repaid primarily from proceeds received from the refinancing of CDO I and II’s remaining assets within a new $150.0 million warehouse repurchase facility and our existing financing facilities, as well as with cash held by each CDO.  As a result of this transaction, we generated approximately $30.0 million in cash equity and reduced the balance of estimated interest by $11.0 million, which resulted in recording a gain on acceleration of deferred income in the consolidated statements of income, in the first quarter of 2015. We also terminated the related basis and interest rate swaps, which resulted in a loss of $4.3 million, and expensed $0.5 million of deferred fees in the first quarter of 2015.  See Note 8 — “Derivative Financial Instruments” for additional details.

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

Senior Unsecured Notes

During 2014, we issued $90.0 million aggregate principal amount of 7.375% senior unsecured notes due in 2021 in an underwritten public offering for net proceeds of $85.4 million after deducting the issuance and underwriting discounts and offering expenses.  In connection with this offering, the underwriters exercised a portion of their overallotment option for a $7.8 million aggregate principal amount providing additional net proceeds of $7.4 million.  The notes can be redeemed by us after May 15, 2017.  The interest is paid quarterly in February, May, August and November.  Including certain fees and costs, the weighted average note rate was 8.15% and 8.12% at June 30, 2016 and December 31, 2015, respectively.  The debt carrying value of $94.1 million and $93.8 million at June 30, 2016 and December 31, 2015, respectively, is net of $3.7 million and $4.1 million, respectively, of deferred financing fees. We used the net proceeds to make investments, to repurchase or pay liabilities and for general corporate purposes.

Junior Subordinated Notes

The carrying value of borrowings under our junior subordinated notes was $157.5 million and $157.1 million at June 30, 2016 and December 31, 2015, respectively, which is net of a deferred amount of $15.2 million and $15.5 million, respectively, that is being amortized into interest expense over the life of the notes and $3.2 million and $3.3 million, respectively, of deferred financing fees.  These notes have maturities ranging from March 2034 through April 2037, pay interest quarterly at a fixed or floating rate of interest based on three-month LIBOR and

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

were not redeemable for the first two years.  The current weighted average note rate was 3.47% and 3.43% at June 30, 2016 and December 31, 2015, respectively.  Including certain fees and costs, the weighted average note rate was 3.58% and 3.55% at June 30, 2016 and December 31, 2015, respectively.  The entities that issued the junior subordinated notes have been deemed VIEs.  See Note 9 — “Variable Interest Entities” for further details.

Mortgage Note Payable — Real Estate Owned

In the first quarter of 2015, we made required paydowns of $10.3 million and repaid the $20.7 million mortgage related to our multifamily properties, replacing it with two new notes payable totaling $27.2 million. In the second quarter of 2016, we sold the remaining multifamily properties and these notes payable were paid in full.

Debt Covenants

Our debt facilities contain various financial covenants and restrictions, including a minimum liquidity requirement of $20.0 million, minimum net worth requirement of $100.0 million to $300.0 million depending on the debt facility and a maximum total liabilities less subordinated debt requirement of $2.0 billion, as well as certain other debt service coverage ratios and debt to equity ratios.  We were in compliance with all financial covenants and restrictions at June 30, 2016.

Our CLO vehicles contain interest coverage and asset overcollateralization covenants that must be met as of the waterfall distribution date in order for us to receive such payments.  If we fail these covenants in any of our CLOs, all cash flows from the applicable CLO would be diverted to repay principal and interest on the outstanding CLO bonds and we would not receive any residual payments until that CLO regained compliance with such tests.  Our CLOs were in compliance with all such covenants as of June 30, 2016, as well as on the most recent determination dates in July 2016.  In the event of a breach of the CLO covenants that could not be cured in the near-term, we would be required to fund our non-CLO expenses, including management fees and employee costs, distributions required to maintain our REIT status, debt costs, and other expenses with (i) cash on hand, (ii) income from any CLO not in breach of a covenant test, (iii) income from real property and loan assets, (iv) sale of assets, or (v) or accessing the equity or debt capital markets, if available.  We have the right to cure covenant breaches which would resume normal residual payments to us by purchasing non-performing loans out of the CLOs.  However, we may not have sufficient liquidity available to do so at such time.

The chart below is a summary of our CLO compliance tests as of the most recent determination dates in July 2016:

Cash Flow Triggers	CLO III	CLO IV	CLO V

Overcollateralization (1)

Current	133.33%	136.99%	130.72%

Limit	132.33%	135.99%	129.72%

Pass / Fail	Pass	Pass	Pass

Interest Coverage (2)

Current	221.94%	320.98%	244.46%

Limit	120.00%	120.00%	120.00%

Pass / Fail	Pass	Pass	Pass

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

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

(2) The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

The chart below is a summary of our CLO overcollateralization ratios as of the determination dates subsequent to each quarter:

Determination (1)	CLO III	CLO IV	CLO V

July 2016	133.33%	136.99%	130.72%

April 2016	133.33%	136.99%	130.72%

January 2016	133.33%	136.99%	130.72%

October 2015	133.33%	136.99%	130.72%

July 2015	133.33%	136.99%	—

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

Note 8 — Derivative Financial Instruments

The following is a summary of the derivative financial instruments held by us (dollars in thousands):

		Notional Value					Balance	Fair Value
Designation/ Cash Flow	Derivative	Count	June 30, 2016	Count	December 31, 2015	Expiration Date	Sheet Location	June 30, 2016	December 31, 2015
Qualifying	LIBOR Caps	2	$84,100	2	$84,100	2017	Other Assets	$—	$3
Qualifying	Interest Rate Swaps	4	$106,141	5	$107,821	2016 - 2017	Other Liabilities	$(2,407)	$(4,669)

The changes in the fair value of qualifying interest rate swap cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets.  These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment.  These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  During the six months ended June 30, 2016, one interest rate swap matured with a notional value of $1.7 million.  As of June 30, 2016, we expect to reclassify $(2.5) million of other comprehensive loss from qualifying cash flow hedges to interest expense over the next twelve months assuming interest rates on that date are held constant.  During the six months ended June 30, 2015, CDO I and CDO II were unwound and the related interest rate swaps with an aggregate notional value of $134.6 million and an aggregate fair value of $(4.3) million were terminated and recorded as a loss in the first quarter of 2015.  See Note 7 — “Debt Obligations — Collateralized Debt Obligations” for further details.  Also during the six months ended June 30, 2015, we entered into a qualifying LIBOR cap hedge due to a CLO agreement requiring a LIBOR cap of 2% with a notional value of $43.5 million.

Gains and losses on terminated swaps are being deferred and recognized in earnings over the original life of the hedged item.  As of June 30, 2016 and December 31, 2015, we had a net deferred loss of $0.3 million and $0.6 million, respectively, in accumulated other comprehensive loss related to these terminated swap agreements.  We

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

recorded $0.2 million as additional interest expense related to the amortization of the loss for both the three months ended June 30, 2016 and 2015, and less than $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the three months ended June 30, 2016 and 2015.  We recorded $0.3 million as additional interest expense related to the amortization of the loss for both the six months ended June 30, 2016 and 2015, and $0.1 million as a reduction to interest expense related to the accretion of the net gains for both the six months ended June 30, 2016 and 2015. We expect to record approximately $0.4 million of net deferred loss to interest expense over the next twelve months.

Non-qualifying basis swap hedges were used to manage our exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements.  During the six months ended June 30, 2015, our remaining basis swap with a notional value of $3.0 million and a fair value of less than $0.1 million was terminated as part of the CDO II unwind and a loss was recorded in the six months ended June 30, 2015.

The following table presents the effect of our derivative financial instruments on the statements of income (dollars in thousands):

Designation /		Amount of Loss Recognized In Other Comprehensive Loss (Effective Portion) For the Six Months Ended June 30,		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Six Months Ended June 30,		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Loss on Termination of Swaps (Ineffective Portion) For the Six Months Ended June 30,		Amount of Loss Recognized in Loss on Termination of Swaps (Ineffective Portion) For the Six Months Ended June 30,
Cash Flow	Derivative	2016	2015	2016	2015	2016	2015	2016	2015
Non-Qualifying	Basis Swaps	$—	$—	$—	$—	$—	$—	$—	$(3)
Qualifying	Interest Rate Swaps/Cap	$262	$907	$(2,696)	$(3,242)	$—	$(4,286)	$—	$—

The cumulative amount of other comprehensive loss related to net unrealized losses on derivatives designated as qualifying hedges as of June 30, 2016 and December 31, 2015 of $(2.8) million and $(5.3) million, respectively, is a combination of the fair value of qualifying cash flow hedges of $(2.5) million and $(4.7) million, respectively, and net deferred losses on terminated interest rate swaps of $(0.3) million and $(0.6) million, respectively.

We have agreements with certain of our derivative counterparties that contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.  As of June 30, 2016 and December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $(2.4) million and $(4.6) million, respectively.  As of June 30, 2016 and December 31, 2015, we had minimum collateral posting thresholds with certain of our derivative counterparties and had posted collateral of $2.8 million and $5.0 million, respectively, which is recorded in other assets in our consolidated balance sheets.

Note 9 — Variable Interest Entities

We have evaluated our loans and investments, mortgage related securities, investments in equity affiliates, senior unsecured notes, junior subordinated notes, operating partnership and CLOs, in order to determine if they qualify as VIEs or as variable interests in VIEs.  This evaluation resulted in determining that our bridge loans, junior participation loans, mezzanine loans, preferred equity investments, investments in equity affiliates, junior subordinated notes, operating partnership, CLOs and investments in mortgage related securities are potential VIEs.

Our involvement with VIEs primarily affects our financial performance and cash flows through amounts recorded in interest income, interest expense,  provision for loan losses and through activity associated with our derivative instruments.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

Consolidated VIEs

In the first quarter of 2016, we adopted the amended guidance on the consolidation of VIEs, modifying the analysis we must perform to determine whether we should consolidate certain types of legal entities.  Under the revised guidance, our operating partnership, ARLP, was determined to be a VIE.  As this operating partnership is already consolidated in our financial statements, the identification of this entity as a VIE has no impact on our consolidated financial statements, as all of our assets and liabilities are held in this consolidated VIE.

Our CLO subsidiaries, which we are the primary beneficiary and qualify as VIEs, are owned by our operating partnership ARLP, which is consolidated in our financial statements.  These CLOs invest in real estate and real estate-related securities and are financed by the issuance of CLO debt securities.  We, or one of our affiliates, are named collateral manager, servicer, and special servicer for all CLO collateral assets which we believe gives us the power to direct the most significant economic activities of the entity.  We also have exposure to CLO losses to the extent of our equity interests and also have rights to waterfall payments in excess of required payments to CLO bond investors.  As a result of consolidation, equity interests in these CLOs have been eliminated, and the consolidated balance sheets reflect both the assets held and debt issued by the CLOs to third parties.  Our operating results and cash flows include the gross amounts related to CLO assets and liabilities as opposed to our net economic interests in the CLO entities.

The assets and liabilities related to these consolidated CLOs are as follows:

	June 30, 2016	December 31, 2015

Assets:
Restricted cash	$156,656,516	$46,695,819
Loans and investments, net	865,800,137	968,970,064
Due from related party	36,452	36,451
Other assets	6,023,276	6,969,201
Total assets	$1,028,516,381	$1,022,671,535

Liabilities:
Collateralized loan obligations	$760,632,528	$758,899,661
Other liabilities	1,215,022	1,224,193
Total liabilities	$761,847,550	$760,123,854

Assets held by the CLOs are restricted and can be used only to settle obligations of the CLOs.  The liabilities of the CLOs are non-recourse to us and can only be satisfied from each CLOs respective asset pool.  See Note 7 — “Debt Obligations” for further details.

We are not obligated to provide, have not provided, and do not intend to provide financial support to any of the consolidated CLOs.

Unconsolidated VIEs

We determined that we are not the primary beneficiary of 19 VIEs in which we have a variable interest as of June 30, 2016 because we do not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance.  VIEs, of which we are not the primary beneficiary, have an aggregate carrying amount of $278.9 million and exposure to real estate debt of approximately $1.6 billion at June 30, 2016.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

The following is a summary of our variable interests in identified VIEs, of which we are not the primary beneficiary, as of June 30, 2016:

Type	Carrying Amount (1)	Maximum Exposure to Loss (2)
Loans	$276,355,074	$276,355,074
Equity investments	1,996,032	1,996,032
Junior subordinated notes (3)	578,000	578,000
Total	$278,929,106	$278,929,106

(1) Represents the carrying amount of loans and investments before reserves.  At June 30, 2016, $149.8 million of loans to VIEs had corresponding loan loss reserves of $77.7 million.  See Note 3 — “Loans and Investments” for further details.

(2) Our maximum exposure to loss as of June 30, 2016 would not exceed the carrying amount of its investment.

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

Note 10 — Fair Value

Fair Value of Financial Instruments

Fair value estimates are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.  The following table summarizes the principal amounts, carrying values and the estimated fair values of our financial instruments:

	June 30, 2016			December 31, 2015
	Principal / Notional Amount	Carrying Value	Estimated Fair Value	Principal / Notional Amount	Carrying Value	Estimated Fair Value
Financial assets:
Loans and investments	$1,605,047,851	$1,511,596,691	$1,561,195,211	$1,545,126,045	$1,450,334,341	$1,481,353,410
Available-for-sale securities	58,789	440,920	440,920	1,610,505	2,022,030	2,022,030
Derivative financial instuments	84,100,000	7	7	84,100,000	3,345	3,345

Financial liabilities:
Credit and repurchase facilities	$259,751,669	$259,171,941	$259,281,660	$137,325,474	$136,252,135	$137,072,691
Collateralized loan obligations	768,000,000	760,632,528	755,635,625	768,000,000	758,899,661	766,065,400
Senior unsecured notes	97,860,025	94,140,028	99,543,217	97,860,025	93,764,994	96,294,265
Junior subordinated notes	175,858,000	157,468,377	104,864,588	175,858,000	157,117,130	104,073,847
Mortgage note payable - real estate owned	—	—	—	27,155,000	27,155,000	27,111,231
Derivative financial instruments	106,141,799	2,407,140	2,407,140	107,820,995	4,669,273	4,669,273

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

June 30, 2016

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

June 30, 2016

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

We measure certain financial assets and financial liabilities at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following input levels as of June 30, 2016:

			Fair Value Measurements Using Fair
	Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Available-for-sale securities	$440,920	$440,920	$440,920	$—	$—
Derivative financial instruments	7	7	—	7	—

Financial liabilities:
Derivative financial instruments	$2,407,140	$2,407,140	$—	$2,407,140	$—

We measure certain financial and non-financial assets at fair value on a nonrecurring basis.  The fair values of these financial and non-financial assets were determined using the following input levels as of June 30, 2016:

			Fair Value Measurements Using Fair
	Net Carrying		Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Impaired loans, net (1)	$102,891,406	$102,891,406	$—	$—	$102,891,406

Non-financial Assets:
Long-lived asset (2)	$14,423,205	$14,423,205	$—	$—	$14,423,205

(1)         We had an allowance for loan losses of $83.8 million relating to eight loans with an aggregate carrying value, before loan loss reserves, of $186.7 million at June 30, 2016.

(2)         During the second quarter of 2016, we determined that a real estate owned hotel property exhibited indicators of impairment and an impairment analysis was performed. As a result of this impairment analysis, we recorded an impairment loss of $11.2 million.

Loan impairment assessments:  Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of the allowance for loan losses, when such loan or investment is deemed to be impaired.  We consider a loan impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. We perform evaluations of our loans to determine if the value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, which may result in an allowance and corresponding charge to the provision for loan losses. These valuations require significant judgments, which include assumptions regarding capitalization and discount rates, revenue growth rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.  The table above includes all impaired loans, regardless of the period in which the impairment was recognized.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

Long-lived assets:  We review our real estate owned assets when events or circumstances change indicating that the carrying amount of an asset may not be recoverable. We recognize impairment if the discounted estimated cash flows to be generated by the asset are less than the carrying amount of such asset. Measurement of impairment is based upon the estimated fair value of the asset. In the evaluation of a real estate owned asset for impairment, many factors are considered, including estimated current and expected operating cash flows from the asset during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business.

Quantitative information about Level 3 fair value measurements on a non-recurring basis were as follows:

	June 30, 2016
	Fair Value	Valuation Techniques	Significant Unobservable Inputs

Financial assets:

Impaired loans (1):

			Discount rate	11.00%
Office	$815,000	Discounted cash flows	Capitalization rate	8.03%
			Revenue growth rate	2.50%

			Discount rate	15.00%
Land	71,279,838	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.00%

			Discount rate	9.25%
Hotel	30,796,568	Discounted cash flows	Capitalization rate	7.25%
			Revenue growth rate	3.80%

Non-financial assets:

Long-lived assets:

			Discount rate	11.00%
Hotel	14,423,205	Discounted cash flows	Capitalization rate	9.00%
			Revenue growth rate	6.20%
			Hold period	3 years

(1)         Includes all impaired loans regardless of the period in which a loan loss provision was recorded.

We measure certain assets and liabilities for which fair value is only disclosed.  The fair value of these assets and liabilities was determined using the following input levels as of June 30, 2016:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Loans and investments, net	$1,511,596,691	$1,561,195,211	$—	$—	$1,561,195,211

Financial liabilities:
Credit facilities and repurchase agreements	$259,171,941	$259,281,660	$—	$—	$259,281,660
Collateralized loan obligations	760,632,528	755,635,625	—	—	755,635,625
Senior unsecured notes	94,140,028	99,543,217	99,543,217	—	—
Junior subordinated notes	157,468,377	104,864,588	—	—	104,864,588

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

Note 11 — Commitments and Contingencies

Contractual Commitments

Our debt obligations have approximate maturities of $146.2 million for the remainder of 2016, $320.9 million in 2017, $313.7 million in 2018, $171.1 million in 2019, $75.8 million in 2020 and $273.7 million thereafter.

In accordance with certain loans and investments, we have outstanding unfunded commitments of $36.8 million as of June 30, 2016 that we are obligated to fund as the borrowers meet certain requirements.  Of this total, we have $2.3 million in restricted cash which was available to fund all of the unfunded commitments for loans financed by our CLO vehicles.  Specific requirements include, but are not limited to, property renovations, building construction, and building conversions based on criteria met by the borrower in accordance with the loan agreements.

Litigation

We currently are neither subject to any material litigation nor, to our knowledge, are any material litigation currently threatened against us other than the following:

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

June 30, 2016

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

Common Stock

As of June 30, 2016, 6,500,000 common shares are available under an “At-The-Market” equity offering with JMP Securities LLC.

In July 2016, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

Distributions

The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2016:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125
May 4, 2016	$0.15	May 2, 2016	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 1, 2016 for the Series A, B and C preferred stock was for the period December 1, 2015 through February 29, 2016. The dividend declared on May 2, 2016 for the Series A, B and C preferred stock was for the period March 1, 2016 through May 31, 2016.

Common Stock — On August 3, 2016, the Board of Directors declared a cash dividend of $0.16 per share of common stock.  The dividend is payable on August 31, 2016 to common stockholders of record as of the close of business on August 17, 2016.

Preferred Stock — On August 1, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June 1, 2016 through August 31, 2016 and are payable on August 31, 2016 to preferred stockholders of record on August 15, 2016.

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

June 30, 2016

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

As of June 30, 2016, unvested restricted stock consisted of 193,463 shares granted to our employees with a grant date fair value of $1.3 million and 193,759 shares granted to employees of our Manager with a grant date fair value of $1.3 million, which is subject to re-measurement each reporting period.  Expense is recognized ratably over the vesting period in our consolidated statements of income in employee compensation and benefits expense and selling and administrative expense, respectively.  During the three months ended June 30, 2016 and 2015, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.2 million and $0.3 million, respectively, and for non-employees to selling and administrative expense for $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2016 and 2015, we recorded the ratable portion of the unvested restricted stock to employees as employee compensation and benefits for $0.3 million and $0.4 million, respectively, and for non-employees to selling and administrative expense for $0.5 million and $0.2 million, respectively. During the first quarter of 2016, a total of 1,001 shares of unvested restricted stock with a grant date value of less than $0.1 million were forfeited.

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

Accumulated Other Comprehensive Loss

At June 30, 2016, accumulated other comprehensive loss was $2.4 million and consisted of $2.5 million of net unrealized losses on derivatives designated as cash flow hedges and $0.3 million of net deferred losses on terminated interest swaps, partially offset by a $0.4 million unrealized gain related to available-for-sale securities.  At December 31, 2015, accumulated other comprehensive loss was $4.8 million and consisted of $4.7 million of net unrealized losses on derivatives designated as cash flow hedges, and $0.6 million of net deferred losses on terminated interest swaps, less a $0.4 million unrealized gain related to available-for-sale securities.

Reclassifications out of accumulated other comprehensive loss is as follows:

	Six Months Ended June 30,
	2016	2015	Statement of Income Caption

Net realized losses on derivatives designated as cash flow hedges:
Interest rate swaps	$(2,696,300)	$(3,241,500)	Interest expense (1)
Termination of interest rate swaps	$—	$(4,285,995)	Loss on termination of swaps (1)

(1) See Note 8 — “Derivative Financial Instruments” for additional details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

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

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the periods presented:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$10,238,448	$10,238,448	$10,498,640	$10,498,640

Weighted average number of common shares outstanding	51,381,405	51,381,405	50,955,648	50,955,648

Dilutive effect of restricted stock units (2)	—	360,546	—	—

Weighted average number of common shares outstanding	51,381,405	51,741,951	50,955,648	50,955,648

Net income per common share (1)	$0.20	$0.20	$0.21	$0.21

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted

Net income attributable to common stockholders (1)	$11,373,344	$11,373,344	$25,509,109	$25,509,109

Weighted average number of common shares outstanding	51,213,312	51,213,312	50,751,247	50,751,247

Dilutive effect of restricted stock units (2)	—	205,227	—	143,284

Weighted average number of common shares outstanding	51,213,312	51,418,539	50,751,247	50,894,531

Net income per common share (1)	$0.22	$0.22	$0.50	$0.50

(1)         Net of preferred stock dividends.

(2)         Mr. Kaufman was granted restricted stock units in 2016 and 2015 which vest at the end of a four-year performance period based upon our achievement of total shareholder return objectives.  See Note 12 — “Equity” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

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

The management agreement also allows us to consider, from time to time, the payment of additional “success-based” fees to our Manager for accomplishing certain specified corporate objectives; has a termination fee of $10.0 million; and is renewable automatically for successive one-year terms, unless terminated with six months prior written notice.  If we terminate or elect not to renew the management agreement without cause, we are required to pay the termination fee of $10.0 million. We have a two year option to purchase the existing management agreement and fully internalize our management structure for $25.0 million (increasing to $27.0 million in the second year). See Note 1 — “Description of Business” for further details.

The following table sets forth our base management fees and incentive fees for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Management Fees:	2016	2015	2016	2015

Base	$2,850,000	$2,675,000	$5,550,000	$5,350,000
Incentive	—	—	—	—
Total management fee	$2,850,000	$2,675,000	$5,550,000	$5,350,000

For the three and six months ended June 30, 2016 and 2015, no “success-based” payments were incurred.

Other Related Party Transactions

Due from related party was $0.8 million and $8.1 million at June 30, 2016 and December 31, 2015, respectively, and consisted primarily of paydowns to be remitted and escrows held by our Manager and its affiliates related to real estate transactions.

Due to related party was $2.2 million at June 30, 2016 and consisted primarily of $2.1 million of base management fees due to our Manager, of which $0.8 million will be remitted by us in the following quarter.  At December 31,

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

2015, due to related party was $3.4 million and consisted primarily of base management fees due to our Manager that we remitted in the following quarter.

In January 2016, we originated a $12.7 million bridge loan and a $5.2 million preferred equity investment on two multifamily properties owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 50% in the borrowing entity.  The bridge loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of January 2019.  The preferred equity investment has a fixed interest rate of 10% and a maturity date of April 2016, which was extended as of right to October 2016.  Interest income recorded from these loans totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

In January 2016, we originated a $19.0 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of one-month LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of January 2019.  Interest income recorded from this loan totaled $0.3 and $0.4 million for the three and six months ended June 30, 2016, respectively.

In November 2015, we originated a $7.1 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman, who together own an interest of approximately 7.5% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of November 2018 with two one-year extension options.  Interest income recorded from this loan totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

In October 2015, we originated two bridge loans totaling $16.7 million secured by multifamily properties acquired by a third party investor.  The properties had been owned and were sold by a consortium of investors, consisting of certain of our officers, including Mr. Kaufman, certain other related parties and certain unaffiliated persons.  The loans have an interest rate of LIBOR plus 5.00% with a LIBOR floor of 0.25% and a maturity date of October 2017.  Interest income recorded from these loans totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

In April 2015, we originated a $6.3 million bridge loan on a multifamily property owned by a consortium of investors consisting of certain of our officers, including Mr. Kaufman and our Manager, who together own an interest of approximately 90% in the borrowing entity.  The loan has an interest rate of LIBOR plus 4.50% with a LIBOR floor of 0.25% and a maturity date of April 2018.  Interest income recorded from this loan totaled $0.1 and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.1 million for both the three and six months ended June 30, 2015.

In February 2015, we modified an $18.0 million preferred equity investment, increasing our balance to $23.0 million with a fixed interest rate of 10% and a maturity date of February 2018.  In order to accomplish the modification, we formed a joint venture with a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, to invest in an additional $2.0 million preferred equity investment that is generally subordinate to ours.  During the second quarter of 2016, the preferred equity investment was repaid in full and we received proceeds of $1.0 million, which was allocated to the consortium of investors.  Interest income recorded from this loan was $0.4 million and $1.0 million for the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively.

In the first quarter of 2015, we invested $9.6 million for 50% of our Manager’s indirect interest in a joint venture with a third party that was formed to invest in a residential mortgage banking business.  As a result of this transaction, we had an initial indirect interest of 22.5% in this entity.  In 2015, we also invested a total of $9.7 million through this joint venture in non-qualified residential mortgages purchased from the mortgage banking business’s origination platform. During the six months ended June 30, 2016, we funded an additional $3.0 million, net into these non-qualified residential mortgages.  We recorded income of $3.2 million and $4.7 million from these investments during the three and six months ended June 30, 2016, respectively, and $1.5 million and $4.5 million for the three and six months ended June 30, 2015, respectively.  See Note 5 — “Investment in Equity Affiliates” for further details.

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

In 2014, we invested $0.1 million for a 5% interest in a joint venture that owns two multifamily properties.  The joint venture consists of a consortium of investors consisting of certain of our officers, including Mr. Kaufman, and other related parties, who together own an interest of approximately 95%.  In 2014, we originated two bridge loans totaling $5.0 million to the joint venture with an interest rate of 5.5% over one-month LIBOR and a maturity date extended to March 2016.  The maturity date on both of these loans was extended as of right to September 2016. Interest income recorded from these loans was $0.1 million and $0.1 million for the three and six months ended June 30, 2016, respectively, and $0.1 million for both the three and six months ended June 30, 2015.

In 2014, we originated a $30.4 million bridge loan for an office property owned by a consortium of investors, including Mr. Kaufman and his affiliates, who together own an interest of approximately 24% in the borrowing entity.  The loan has an interest rate of LIBOR plus 7.90% with a LIBOR floor of 0.50% and a maturity date that was extended to July 2017.  In January 2016, we also originated a $4.6 million mezzanine loan to this entity that has a fixed interest rate of 12% and a maturity date that was extended to July 2017. Interest income recorded from these loans was $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively.

In 2014, our Manager purchased a property subject to two loans originated by us, a first mortgage of $14.6 million and a second mortgage of $5.1 million, both with maturity dates of April 2016 and an interest rate of LIBOR plus 4.80%.  During the first quarter of 2016, the $5.1 million second mortgage was repaid in full by our Manager and the $14.6 million first mortgage was extended as of right to September 2016.  Interest income recorded from these loans totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the ACM Acquisition of our Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the option to internalize the management of our current business. In February 2016, we entered into a Purchase Agreement and on July 14, 2016 we completed the ACM Acquisition for $276.0 million. See Note 1 — “Description of Business” for further details.

In 2011, we restructured a preferred equity investment on the Lexford Portfolio (“Lexford”), which is a portfolio of multifamily assets. In connection with this restructuring, we, along with an executive officer of ours and a consortium of independent outside investors, made an additional preferred and direct equity investment. Both of our preferred equity investments were repaid in full by the third quarter of 2015. Interest income recorded from such preferred equity investments were $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. As a result of the direct equity investment, which was also repaid in the third quarter of 2015, we received distributions totaling $5.5 million during 2015 and additional distributions of $1.2 million and $1.4 million in the three and six months ended June 30, 2016, respectively, which were recorded as income from equity affiliates. In addition, under the terms of the restructuring, Lexford’s first mortgage lender required a change of property manager for the underlying assets.  The new management company is owned primarily by a consortium of affiliated investors including Mr. Kaufman and an executive officer of ours, and has a contract with the new entity for 7.5 years and is entitled to 4.75% of gross revenues of the underlying properties, along with the potential to share in the proceeds of a sale or refinancing of the debt should the management company remain engaged by the new entity at the time of such capital event.  We have provided limited (“bad boy”) guarantees for certain debt controlled by Lexford.  The bad boy guarantees may become a liability for us upon standard “bad” acts such as fraud or a material misrepresentation by Lexford or us.  At June 30, 2016, this debt had an aggregate outstanding balance of $848.5 million and is scheduled to mature between 2017 and 2025.

We are dependent upon our Manager with whom we have a conflict of interest, to provide services to us that are vital to our operations.  Our chairman, chief executive officer and president, Mr. Ivan Kaufman, is also the chief executive officer and president of our Manager, and, our chief financial officer and treasurer, Mr. Paul Elenio, is the chief financial officer of our Manager.  In addition, Mr. Kaufman and his affiliated entities (“the Kaufman Entities”) together beneficially own approximately 92% of the outstanding membership interests of our Manager and certain of our employees and directors also hold an ownership interest in our Manager.  Furthermore, one of our former directors is general counsel to our Manager and another of our directors also serves as the trustee of one of the Kaufman Entities that holds a majority of the outstanding membership interests in our Manager and co-trustee of

ARBOR REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

another Kaufman Entity that owns an equity interest in our Manager.  Our Manager currently holds approximately 5.3 million of our common shares, and upon the closing of the ACM Acquisition in July 2016, our Manager was issued 21.23 million OP Units, each paired with a special voting preferred stock which in total represents approximately 36.6% of the voting power of our outstanding stock.  Our Board of Directors approved a resolution under our charter allowing Mr. Kaufman and our Manager, (which Mr. Kaufman has a controlling equity interest in), to own more than the 5% ownership interest limit of our common stock as stated in our charter as amended.

Note 15 — Due to Borrowers

Due to borrowers represents borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  While retained, these balances earn interest in accordance with the specific loan terms they are associated with.

Note 16 — Subsequent Event

Pursuant to the Purchase Agreement dated February 25, 2016, on July 14, 2016 we completed the ACM Acquisition for an aggregate purchase price of $276.0 million. See Note 1 — “Description of Business” for additional details of the ACM Acquisition.

Except where specifically indicated, the information contained in this report does not include information pertaining to the ACM Agency Business.

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

Recent Developments

Acquisition of the ACM Agency Business — On July 14, 2016, we completed the ACM Acquisition pursuant to the Purchase Agreement dated February 25, 2016. The aggregate purchase price was $276.0 million. The closing price of our common stock on the day of the ACM Acquisition was $7.29 per share; therefore, the estimated fair value of the total consideration given to our Manager approximates $293.0 million. In connection with the ACM Acquisition, we incurred advisory fees totaling $0.7 million and $3.9 million during the three and six months ended June 30, 2016 and fees totaling $8.3 million to date. We expect to recognize additional fees in the third quarter of 2016 as a result of completing the ACM Acquisition in July 2016. See Note 1 — “Description of Business” for additional details of the ACM Acquisition. Except where specifically indicated, the information contained in this report does not include information pertaining to the ACM Agency Business.

Dividend — In August 2016, our Board of Directors declared a quarterly dividend of $0.16 per share, representing a 7% increase over the prior quarter dividend.

Loan and Investment Activity — Loan originations totaled $170.1 million in the second quarter compared to partial and full loan payoffs which totaled $215.5 million.  See Changes in Financial Condition below for details of our loan activity.

In April 2016, additional funds held in escrow from a defaulted first mortgage that paid off were released following an arbitration proceeding and we recognized income totaling $1.9 million, net of fees and expenses. We previously recognized income totaling $6.7 million, net of fees and expenses, at the time the loan paid off.

Equity Investment Activity — We recognized income of $3.2 million from our interest in a residential mortgage banking business and received a $1.2 million distribution from this equity investment, which was classified as a return of capital. In addition, we received a distribution from our Lexford equity investment and recognized income of $1.2 million.

Real Estate Owned Assets — We sold the three remaining multifamily properties for $41.0 million and recognized a gain of $11.0 million. A portion of the sales proceeds were used to payoff the outstanding debt on these properties of $27.1 million. In addition, we recorded an impairment loss of $11.2 million on the hotel property we own as a result of an impairment analysis performed.

Shelf Registration Statement — In July 2016, we filed, and the SEC declared effective, a new shelf registration statement for $500.0 million of debt securities, common stock, preferred stock, depositary shares and warrants.

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

We rely on the capital markets to generate capital for financing the growth of our business.  We did not access the capital markets to finance our growth during the six months ended June 30, 2016; however, throughout 2015 we were very active in the debt capital markets. During 2015, we closed two new collateralized securitization offerings, whereby we issued $486.8 million of investment grade notes.  We also entered into four new financing facilities for total availability of $278.5 million, of which, one facility for $87.0 million was repaid upon the repayment of a defaulted first mortgage note in the second quarter of 2015.  While there can be no assurance that we will continue to have access to the equity and debt markets, we will continue to pursue these and other available market opportunities as a means to increase our liquidity and capital base.  If we were to experience another prolonged downturn in the stock or credit markets, it could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new mortgage loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

The economic environment over the past few years has seen continued improvement in commercial real estate values which has generally increased payoffs and reduced the credit exposure in our loan and investment portfolio.  We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  However, since 2013, the levels of modifications and extensions have declined as borrowers’ access to financing has improved.  If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

Primary Sources of Operating Revenues

We derive our operating revenues primarily through interest received from making real estate-related bridge, mezzanine and junior participation loans and preferred equity investments.  Interest income earned on these loans and investments represented 87% and 85% of our total revenues for the three and six months ended June 30, 2016, respectively, and 83% and 80% of our total revenues for the three and six months ended June 30, 2015, respectively.

Property operating income is derived from our hotel and multifamily real estate owned assets. Property operating income represented 13% and 15% of our total revenues for the three and six months ended June 30, 2016, respectively, and 17% and 20% of our total revenues for the three and six months ended June 30, 2015, respectively.  The operation of a hotel property that we own is seasonal with the majority of revenues earned in the first two quarters of the calendar year.

Changes in Financial Condition

Assets — Comparison of balances at June 30, 2016 to December 31, 2015:

Cash and cash equivalents decreased $28.5 million primarily due to funding new loan originations and investments, along with payment of distributions to our stockholders, partially offset by loan payoffs, transferring loans into our CLO vehicles, property sales and interest from our investments.

Restricted cash increased $110.4 million primarily due to payoffs and paydowns on our CLO loans being in excess of the transfer of loans into our CLO vehicles. Restricted cash is kept on deposit with the trustees for our CLOs and primarily represents proceeds received from loan payoffs and paydowns that have not yet been disbursed to bondholders or redeployed into new assets, as well as unfunded loan commitments and interest payments received from loans.

Our loan and investment portfolio balance, including our available-for-sale securities, was $1.61 billion and $1.56 billion at June 30, 2016 and December 31, 2015, respectively.  The increase in our portfolio balance was primarily due to loan originations exceeding loan payoffs and other reductions by $88.3 million, see below for details.

Our portfolio had a weighted average current interest pay rate of 5.40% and 5.63% at June 30, 2016 and December 31, 2015, respectively.  Including certain fees and costs associated with the loan and investment portfolio, the weighted average current interest rate was 6.11% and 6.32% at June 30, 2016 and December 31, 2015, respectively.  Advances on our financing facilities totaled $1.30 billion and $1.18 billion at June 30, 2016 and December 31, 2015, respectively, with a weighted average funding cost of 3.62% and 3.70%, respectively, which excludes changes in the market value of certain interest rate swaps and financing costs.  Including the financing costs, the weighted average funding rate was 4.01% and 4.12% at June 30, 2016 and December 31, 2015, respectively.

Loan and investment activity during the three and six months ended June 30, 2016 was comprised of the following:

Three Months Ended June 30, 2016

•                  Originated 14 loans totaling $170.1 million with a weighted average interest rate of 7.27%.

•                  Received full satisfaction of thirteen loans totaling $206.0 million that had a weighted average interest rate of 7.73% and received partial paydowns on four loans totaling $9.5 million with a weighted average interest rate of 5.84%.

•                  Extended 10 loans totaling $68.4 million.

Six Months Ended June 30, 2016

•                  Originated 32 loans totaling $388.4 million with a weighted average interest rate of 6.94%.

•                  Received full satisfaction of twenty loans totaling $267.3 million that had a weighted average interest rate of 7.75% and received partial paydowns on six loans totaling $32.8 million with a weighted average interest rate of 5.76%.

•                  Extended 23 loans totaling $257.2 million.

Investments in equity affiliates increased $7.8 million, primarily due to income of $4.7 million recognized from, and an additional contribution of $4.2 million made to, our investment in a residential mortgage banking business, which was partially offset by a $1.2 million cash distribution received from this investment. The distribution received was classified as a return of capital.

Real estate owned decreased $40.8 million, primarily from reclassifying the three remaining multifamily properties with an aggregate carrying value of $28.6 million as held-for-sale during the first quarter of 2016 and an $11.2 million impairment loss recorded on a hotel property as a result of an impairment analysis performed in the second quarter of 2016. The three remaining multifamily properties were sold during the three months ended June 30, 2016. The $8.7 million decrease in real estate held-for-sale is due to the sale of a hotel property for $9.7 million during the first quarter of 2016.

Liabilities — Comparison of balances at June 30, 2016 to December 31, 2015:

Credit facilities and repurchase agreements increased $122.9 million, primarily due to utilizing our financing facilities to fund new loan originations in the six months ended June 30, 2016.

Mortgage note payable — real estate owned decreased $27.2 million, due to the pay-off of these notes with the proceeds from the sale of the remaining multifamily properties in the second quarter of 2016.

Equity

Equity activity in the six months ended June 30, 2016 consisted of the issuance of 352,630 shares of restricted stock to employees of ours and our Manager, including our chief executive officer, and 67,260 shares to the independent members of the Board of Directors.  We also issued up to 421,348 performance-based restricted common stock units to our chief executive officer that vest at the end of a four-year performance period subject to meeting certain total stockholder return objectives.  See Note 12 — “Equity” of this report.

As of August 4, 2016, we have $500.0 million available under our shelf registration statement that was declared effective by the SEC in July 2016.

The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2016:

Common Stock		Preferred Stock
			Dividend (1)
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C
February 24, 2016	$0.15	February 1, 2016	$0.515625	$0.484375	$0.53125
May 4, 2016	$0.15	May 2, 2016	$0.515625	$0.484375	$0.53125

(1)         The dividend declared on February 1, 2016 for the Series A, B and C preferred stock was for the period December 1, 2015 through February 29, 2016. The dividend declared on May 2, 2016 for the Series A, B and C preferred stock was for the period March 1, 2016 through May 31, 2016.

Common Stock — On August 3, 2016, the Board of Directors declared a cash dividend of $0.16 per share of common stock.  The dividend is payable on August 31, 2016 to common stockholders of record as of the close of business on August 17, 2016.

Preferred Stock — On August 1, 2016, the Board of Directors declared a cash dividend of $0.515625 per share of 8.25% Series A preferred stock; a cash dividend of $0.484375 per share of 7.75% Series B preferred stock; and a cash dividend of $0.53125 per share of 8.50% Series C preferred stock.  These amounts reflect dividends from June

1, 2016 through August 31, 2016 and are payable on August 31, 2016 to preferred stockholders of record on August 15, 2016.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations:

	Three Months Ended June 30,		Increase / (Decrease)
	2016	2015	Amount	Percent
	(Unaudited)

Interest income	$27,969,498	$26,340,585	$1,628,913	6%
Other interest income, net	2,539,274	7,884,344	(5,345,070)	(68)%
Interest expense	13,243,488	11,592,762	1,650,726	14%
Net interest income	17,265,284	22,632,167	(5,366,883)	(24)%
Other revenue:
Property operating income	4,426,555	7,201,834	(2,775,279)	(39)%
Other income, net	214,668	76,816	137,852	179%
Total other revenue	4,641,223	7,278,650	(2,637,427)	(36)%
Other expenses:
Employee compensation and benefits	4,311,412	4,966,138	(654,726)	(13)%
Selling and administrative	1,719,337	2,623,750	(904,413)	(34)%
Acquisition costs	745,734	284,054	461,680	163%
Property operating expenses	3,856,264	5,967,644	(2,111,380)	(35)%
Depreciation and amortization	443,112	1,447,642	(1,004,530)	(69)%
Impairment loss on real estate owned	11,200,000	—	11,200,000	nm
Provision for loan losses (net of recoveries)	44,005	1,093,544	(1,049,539)	(96)%
Management fee - related party	2,850,000	2,675,000	175,000	7%
Total other expenses	25,169,864	19,057,772	6,112,092	32%
(Loss) income before gain on sale of real estate and income from equity affiliates	(3,263,357)	10,853,045	(14,116,402)	(130)%
Gain on sale of real estate	11,023,134	—	11,023,134	nm
Income from equity affiliates	4,367,101	1,534,025	2,833,076	185%
Net income	12,126,878	12,387,070	(260,192)	(2)%
Preferred stock dividends	1,888,430	1,888,430	—	—
Net income attributable to common stockholders	$10,238,448	$10,498,640	$(260,192)	(2)%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Interest-earning assets:

Bridge loans	$1,425,799	$23,897	6.72%	$1,356,819	$21,682	6.41%
Mezzanine / junior participation loans	108,766	1,860	6.86%	162,824	2,783	6.86%
Preferred equity investments	108,801	1,955	7.21%	102,569	1,689	6.60%
Securities	—	—	—	1,015	3	1.19%
Core interest-earning assets	1,643,366	27,712	6.76%	1,623,227	26,157	6.46%
Cash equivalents	230,262	257	0.45%	164,939	184	0.45%
Total interest-earning assets	$1,873,628	27,969	5.99%	$1,788,166	26,341	5.91%

Interest-bearing liabilities:

Warehouse lines	$211,686	1,798	3.41%	$301,549	2,244	2.98%
CLO	767,888	6,694	3.50%	500,250	3,974	3.19%
CDO	—	—	—	73,477	141	0.77%
Trust preferred	175,858	1,559	3.56%	175,858	1,415	3.23%
Unsecured debt	97,860	1,995	8.18%	112,860	2,270	8.07%
Other non-recourse	—	—	—	2,300	38	6.63%
Interest rate swaps	—	1,197	—	—	1,511	—
Total interest-bearing liabilities	$1,253,292	13,243	4.24%	$1,166,294	11,593	3.99%
Net interest income		$14,726			$14,748

(1)         Based on UPB for loans, amortized cost for securities and principle amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income increased $1.6 million, or 6%, for the three months ended June 30, 2016 as compared to the same period in 2015.  The increase was primarily due to a 5% increase in the average yield on core interest-earning assets from 6.46% for the three months ended June 30, 2015 to 6.76% for the same period in 2016, primarily due to $2.0 million of yield maintenance received on a loan payoff in the second quarter of 2016.

Other interest income, net was $2.5 million and $7.9 million for the three months ended June 30, 2016 and 2015, respectively. During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par, that paid off in the subsequent quarter. In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million. We initially recognized net other interest income of $7.9 million at the time the loan paid off during the second quarter of 2015.

Interest expense increased $1.7 million, or 14%, for the three months ended June 30, 2016 as compared to the same period in 2015.  This increase was primarily due to a 6% increase in the average cost of our interest-bearing liabilities from 3.99% for the three months ended June 30, 2015 to 4.24% for the same period in 2016, primarily due to a period-over-period increase in the average LIBOR rate. In addition, the average balance of our interest-bearing liabilities increased 7% from $1.17 billion for the three months ended June 30, 2015 to $1.25 billion for the same period in 2016.  The increase in the average balance was primarily due to increased leverage, as well as growth in our loan portfolio.

Other Revenue

Property operating results (income less expenses) are comprised of our multifamily and hotel properties as well as an office building.  Property operating results decreased $0.7 million, or 54%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the sale of several properties during 2015 and 2016, partially offset by the addition of an office building in August 2015.

Other Expenses

Employee compensation and benefits expense decreased $0.7 million, or 13%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to a decrease of $0.6 million of expenses related to income recognized on the $116.0 million defaulted first mortgage that was repaid in April 2015.

Selling and administrative expenses decreased $0.9 million, or 34%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to a $0.7 million decrease in general legal fees.

Acquisition costs of $0.7 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, represent costs incurred related to the ACM Acquisition, which was completed in July 2016 (see Note 1 — “Description of Business” for further details).

Depreciation and amortization decreased $1.0 million, or 69%, for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the sale of several multifamily and hotel properties during 2015 and 2016.

Impairment loss on real estate owned was $11.2 million for the three months ended June 30, 2016. During the second quarter of 2016, we determined that the hotel property owned exhibited indicators of impairment and, as a result, we recorded an impairment loss of $11.2 million.

Provision for loan losses (net of recoveries) totaled less than $0.1 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. During the second quarter of 2015, we recognized a $1.1 million provision for loan losses related to one loan.

Gain on Sale of Real Estate

During the three months ended June 30, 2016, we sold the three remaining multifamily properties for $41.0 million and recognized a gain of $11.0 million.

Income from Equity Affiliates

Income from equity affiliates increased $2.8 million, or 185%, for the three months ended June 30, 2016 as compared to the same period in 2015.  In the second quarter of 2016, we recognized income of $3.2 million from our investment in a residential mortgage banking business, compared to income of $1.5 million in the second quarter of 2015. In addition, we received a distribution from our Lexford equity investment and recognized income of $1.2 million during the second quarter of 2016.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations:

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Amount	Percent
	(Unaudited)

Interest income	$53,787,963	$53,549,980	$237,983	0%
Other interest income, net	2,539,274	7,884,344	(5,345,070)	(68)%
Interest expense	25,992,101	25,520,129	471,972	2%
Net interest income	30,335,136	35,914,195	(5,579,059)	(16)%
Other revenue:
Property operating income	9,758,087	15,652,177	(5,894,090)	(38)%
Other income, net	304,431	112,816	191,615	170%
Total other revenue	10,062,518	15,764,993	(5,702,475)	(36)%
Other expenses:
Employee compensation and benefits	8,639,754	9,256,344	(616,590)	(7)%
Selling and administrative	4,374,813	5,521,560	(1,146,747)	(21)%
Acquisition costs	3,855,644	284,054	3,571,590	nm
Property operating expenses	8,172,819	12,352,732	(4,179,913)	(34)%
Depreciation and amortization	1,320,645	2,886,319	(1,565,674)	(54)%
Impairment loss on real estate owned	11,200,000	—	11,200,000	nm
Provision for loan losses (net of recoveries)	29,005	2,076,224	(2,047,219)	(99)%
Management fee - related party	5,550,000	5,350,000	200,000	4%
Total other expenses	43,142,680	37,727,233	5,415,447	14%
(Loss) income before gain on acceleration of deferred income, loss on termination of swaps, gain on sale of real estate and income from equity affiliates	(2,745,026)	13,951,955	(16,696,981)	(120)%
Gain on acceleration of deferred income	—	11,009,162	(11,009,162)	(100)%
Loss on termination of swaps	—	(4,289,450)	4,289,450	(100)%
Gain on sale of real estate	11,630,687	3,984,364	7,646,323	192%
Income from equity affiliates	6,264,543	4,629,938	1,634,605	35%
Net income	15,150,204	29,285,969	(14,135,765)	(48)%
Preferred stock dividends	3,776,860	3,776,860	—	—
Net income attributable to common stockholders	$11,373,344	$25,509,109	$(14,135,765)	(55)%

nm — not meaningful

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and the corresponding weighted average yields (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)	Average Carrying Value (1)	Interest Income / Expense	W/A Yield / Financing Cost (2)
Interest-earning assets:

Bridge loans	$1,420,782	$45,394	6.41%	$1,347,241	$43,754	6.55%
Mezzanine / junior participation loans	107,441	3,649	6.81%	167,453	5,744	6.92%
Preferred equity investments	114,806	4,250	7.42%	115,359	3,784	6.61%
Securities	—	—	—	1,555	8	1.04%
Core interest-earning assets	1,643,029	53,293	6.51%	1,631,608	53,290	6.59%
Cash equivalents	211,282	495	0.47%	175,340	260	0.30%
Total interest-earning assets	$1,854,311	53,788	5.82%	$1,806,948	53,550	5.98%

Interest-bearing liabilities:

Warehouse lines	$195,409	3,362	3.45%	$287,631	4,397	3.08%
CLO	767,887	13,008	3.40%	501,924	9,438	3.79%
CDO	—	—	—	102,644	926	1.82%
Trust preferred	175,858	3,072	3.50%	175,858	2,835	3.25%
Unsecured debt	97,860	3,990	8.18%	112,860	4,512	8.06%
Other non-recourse	—	—	—	2,151	64	5.91%
Interest rate swaps	—	2,560	—	—	3,348	—
Total interest-bearing liabilities	$1,237,014	25,992	4.21%	$1,183,068	25,520	4.35%
Net interest income		$27,796			$28,030

(1)         Based on UPB for loans, amortized cost for securities and principle amount of debt.

(2)         Weighted average yield calculated based on annualized interest income or expense divided by average carrying value.

Net Interest Income

Interest income was relatively flat for the six months ended June 30, 2016 as compared to the same period in 2015.  The impact of our average core interest-earning assets increasing approximately 1% from $1.63 billion for the six months ended June 30, 2015 to $1.64 billion for the six months ended June 30, 2016 was substantially offset by a 1% decrease in the average yield on core interest-earning assets from 6.59% for the six months ended June 30, 2015 to 6.51% for the same period in 2016. The decrease in the average yield on core interest-earning assets was primarily due to a $2.9 million reduction in interest income and fee income from accelerated runoff in 2015, partially offset by $2.0 million of yield maintenance received on a loan payoff in the second quarter of 2016.

Other interest income, net was $2.5 million and $7.9 million for the six months ended June 30, 2016 and 2015, respectively. During the first quarter of 2015, we acquired a $116.0 million defaulted first mortgage, at par, that paid off in the subsequent quarter. In April 2016, additional funds held in escrow from the note payoff were released following an arbitration proceeding and we recognized net other interest income totaling $2.5 million. We initially recognized net other interest income of $7.9 million at the time the loan paid off during the second quarter of 2015.

Interest expense increased $0.5 million, or 2%, for the six months ended June 30, 2016 as compared to the same period in 2015.  The increase was primarily due to a 5% increase in the average balance of our interest-bearing liabilities from $1.18 billion for the six months ended June 30, 2015 to $1.24 billion for the same period in 2016. This increase was net of a 3% decrease in the average cost of our interest-bearing liabilities from 4.35% for the six months ended June 30, 2015 to 4.21% for the same period in 2016, primarily due to the termination of certain swaps in 2015, partially offset by a period-over-period increase in average LIBOR rates.

Other Revenue

Property operating results (income less expenses) are comprised of our multifamily and hotel properties as well as an office building.  Property operating results decreased $1.7 million, or 52%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the sale of several properties during 2015 and 2016, partially offset by the addition of an office building in August 2015.

Other Expenses

Employee compensation and benefits expense decreased $0.6 million, or 7%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to a decrease of $0.6 million of expenses related to income recognized on the $116.0 million defaulted first mortgage that was repaid in April 2015.

Selling and administrative expenses decreased $1.1 million, or 21%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to a $1.0 million decrease in general legal fees.

Acquisition costs of $3.9 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, represent costs incurred related to the ACM Acquisition, which was completed in July 2016 (see Note 1 — “Description of Business” for further details).

Depreciation and amortization decreased $1.6 million, or 54%, for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the sale of several multifamily and hotel properties during 2015 and 2016.

Impairment loss on real estate owned was $11.2 million for the six months ended June 30, 2016. During the second quarter of 2016, we determined that the hotel property owned exhibited indicators of impairment and, as a result, we recorded an impairment loss of $11.2 million.

Provision for loan losses (net of recoveries) totaled less than $0.1 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2015, we recognized a $2.1 million provision for loan losses related to three loans.

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

Gain on Sale of Real Estate

During the six months ended June 30, 2016, we sold the three remaining multifamily properties for $41.0 million and recognized a gain of $11.0 million, and sold a hotel property for $9.7 million and recognized a gain of $0.6 million.

During the six months ended June 30, 2015, we sold a multifamily property for $12.4 million and recognized a gain of $3.0 million, and sold a hotel property for $6.4 million and recognized a gain of $1.0 million.

Income from Equity Affiliates

Income from equity affiliates increased $1.6 million, or 35%, for the six months ended June 30, 2016 as compared to the same period in 2015.  During the six months ended June 30, 2016, we received distributions from our Lexford equity investment and recognized income of $1.4 million.  In addition, we recognized income of $4.7 million from our investment in a residential mortgage banking business, compared to income of $4.5 million during the same period of 2015.

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is a measurement of the ability to meet potential cash requirements.  Our short-term and long-term liquidity needs include ongoing commitments to repay borrowings, fund future loans and investments, fund operating costs and distributions to our stockholders as well as other general business needs.  Our primary sources of funds for liquidity consist of proceeds from equity and debt offerings, debt facilities and cash flows from our operations.  Our equity sources, depending on market conditions, consist of proceeds from capital market transactions including the issuance of common, convertible and/or preferred equity securities.  Our debt facilities include the issuance of floating rate notes resulting from our CLOs, the issuance of senior unsecured notes and junior subordinated notes and borrowings under warehousing facilities.  Net cash flows from operations include interest income from our loan and investment portfolio reduced by interest expense on our debt facilities, cash generated from our real estate operations, cash from other investments reduced by expenses and repayments of outstanding loans and investments.

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

Cash Flows

Cash flows provided by operating activities totaled $17.7 million during the six months ended June 30, 2016. Our operating activities consist primarily of net income, adjusted for noncash gains, losses and expenses, of $13.6 million and cash distributions received from our investments in equity affiliates of $1.7 million.

Cash flows used in investing activities totaled $13.4 million during the six months ended June 30, 2016.  Loan and investment activity (originations and payoffs/paydowns) comprise the bulk of our investing activities.  Loan originations totaling $475.9 million, including net amounts for additional funding on existing loans, holdbacks, etc., outpaced loan payoffs and paydowns of $411.0 million, resulting in net cash outflow of $64.9 million related to our loan and investment portfolio.  Other significant investing activity included the sale of a hotel property and the three remaining multifamily properties that generated gross proceeds of $49.0 million, cash distributions received from our investments in equity affiliates of $1.0 million and investing $4.2 million into an equity investment in a residential mortgage banking business.

Cash flows used in financing activities totaled $32.8 million during the six months ended June 30, 2016 and consisted primarily of $81.6 million in paydowns of our debt facilities, a $27.2 million payoff of the mortgage note payable as a result of the sale of our three remaining multifamily properties, $19.1 million in distributions to our common and preferred stockholders and a $111.1 million increase in restricted cash balances, primarily from the payoff of loans in our CLO vehicles, which was primarily offset by $204.0 million of proceeds from the utilization of our debt facilities to fund new loan originations.

Debt Facilities

We maintain various forms of short-term and long-term financing arrangements.  Borrowings underlying these arrangements are primarily secured by a significant amount of our loans and investments.  The following is a summary of our debt facilities:

	June 30, 2016
Debt Facilities	Commitment	Principal Balance (1)	Available	Maturity Dates

Credit facilities and repurchase agreements	$450,000,000	$259,751,669	$190,248,331	2016 - 2017
Collateralized loan obligations (2)	768,000,000	768,000,000	—	2017 - 2018
Senior unsecured notes	97,860,025	97,860,025	—	2021
Junior subordinated notes (3)	175,858,000	175,858,000	—	2034 - 2037
	$1,491,718,025	$1,301,469,694	$190,248,331

(1) Principal balance excludes the impact of deferred financing costs.

(2) Maturity dates represent the weighted average maturity based on the underlying collateral as of June 30, 2016.

(3) Represents a total face amount of $175.9 million including a total deferred amount of $15.2 million.

These debt facilities, including their restrictive covenants, are described in further detail in Note 7 — “Debt Obligations.”

Contractual Commitments

For the six months ended June 30, 2016, we had all of the material contractual obligations referred to in our 2015 Annual Report, excluding the debt that was repaid as described in Note 7 — “Debt Obligations.” In addition, we amended an existing $25.0 million facility, increasing the committed amount to $50.0 million and extending the maturity to 2017 with two one-year extension options, subject to certain conditions, and extended a $75.0 million facility to May 2017.

All of the material contractual obligations identified above are described in more detail in Note 7 — “Debt Obligations.” Refer to Note 11 — “Commitments and Contingencies” for a description of our debt maturities by year and our unfunded commitments as of June 30, 2016.

Agreements and Transactions with Related Parties

We have a management agreement with our Manager, pursuant to which our Manager provides certain services and we pay our Manager a base management fee and under certain circumstances, an annual incentive fee.  We incurred $2.9 million and $5.6 million of base management fee for services rendered in the three and six months ended June 30, 2016, respectively, and $2.7 million and $5.4 million in the three and six months ended June 30, 2015, respectively.

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

In June 2013, our Board of Directors formed a special committee consisting of independent directors in connection with the ACM Acquisition of our Manager’s Fannie Mae, DUS, FHA and CMBS platforms, as well as the option to internalize the management of our current business. In February 2016, we entered into a Purchase Agreement and on

July 14, 2016 we completed the ACM Acquisition for $276.0 million. See Note 1 — “Description of Business” for further details.

Critical Accounting Policies

Please refer to the section of our 2015 Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies” for a discussion of our critical accounting policies.  During the six months ended June 30, 2016, there were no material changes to these policies.

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

FFO and AFFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income attributable to common stockholders	$10,238,448	$10,498,640	$11,373,344	$25,509,109
Subtract:
Gain on sale of real estate	(11,023,134)	—	(11,630,687)	(3,984,364)
Add:
Impairment loss on real estate owned	11,200,000	—	11,200,000	—
Depreciation - real estate owned and held-for-sale	443,112	1,447,642	1,320,645	2,886,319
Depreciation - investments in equity affiliates	93,588	93,588	187,176	187,176
FFO attributable to common stockholders	$10,952,014	$12,039,870	$12,450,478	$24,598,240
Subtract:
Impairment loss on real estate owned	(11,200,000)	—	(11,200,000)	—
Add:
Gain on sale of real estate	11,023,134	—	11,630,687	3,984,364
Stock-based compensation	481,664	735,202	2,163,094	2,427,268
Acquisition costs	745,734	284,054	3,855,644	284,054
AFFO attributable to common stockholders	$12,002,546	$13,059,126	$18,899,903	$31,293,926

Diluted FFO per common share	$0.21	$0.24	$0.24	$0.48
Diluted AFFO per common share	$0.23	$0.26	$0.37	$0.61
Diluted weighted average shares outstanding	51,741,951	50,955,648	51,418,539	50,894,531

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

The following table projects the potential impact on interest income and interest expense for a 12-month period, and the potential change in fair value of our derivative financial instruments as of June 30, 2016, assuming an instantaneous increase or decrease of both 25 and 50 basis points in LIBOR and forward interest rate curves, adjusted for the effects of our interest rate hedging activities.

	Assets (Liabilities) Subject to Interest Rate Sensitivity (1)	25 Basis Point Increase	25 Basis Point Decrease (2)	50 Basis Point Increase	50 Basis Point Decrease (2)

Interest income from loans and investments	$1,605,047,851	$3,123,198	$(2,139,527)	$6,355,347	$(2,555,251)
Interest expense from debt obligations	$(1,301,469,694)	2,743,670	(2,743,670)	5,487,339	(5,487,339)
Total net interest income		$379,528	$604,143	$868,008	$2,932,088
Fair value of derivative financial instruments, net	$(2,407,133)	$125,885	$(125,997)	$252,482	$(251,713)

(1)         Represents the UPB of our loan portfolio, principle balance of our debt and the net fair value of our derivative financial instruments, which includes interest rate swaps and LIBOR caps.

(2)         Assumes the LIBOR rate will not decrease below zero. The quoted one-month LIBOR rate was 0.47% as of June 30, 2016.

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

Item 4.   Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

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

Item 6.   Exhibits

Exhibit #	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

Financial statements from the Quarterly Report on Form 10-Q of Arbor Realty Trust, Inc. for the quarter ended June 30, 2016, filed on August 5, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARBOR REALTY TRUST, INC.

By:	/s/ Ivan Kaufman
Ivan Kaufman
Chief Executive Officer

By:	/s/ Paul Elenio
Paul Elenio
Chief Financial Officer

Date: August 5, 2016